Form 10-Q
period 1996-03-31
MBNA CORP
filed 1996-05-15
CIK 870517

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                              -------------------------------------------------
                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------
Commission file number                        1-10683
                      ---------------------------------------------------------

                               MBNA Corporation
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                           52-1713008
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             Wilmington, DE                                      19884
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)


                               (800) 362-6255
- -------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      x     No
    ----------   ----------

                Common Stock, $.01 Par Value -- 222,750,000 Shares
                          Outstanding as of March 31, 1996

                         MBNA CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                            Page

                         Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                   1
           March 31, 1996 (unaudited) and December 31, 1995

           Consolidated Statements of Income -                                3
           For the Three Months Ended March 31, 1996 and 1995 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -       5
           For the Three Months Ended March 31, 1996 and 1995 (unaudited)

           Consolidated Statements of Cash Flows -                            7
           For the Three Months Ended March 31, 1996 and 1995 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)         9

Item 2.    Management's Discussion and Analysis of Financial Condition       11
           and Results of Operations

           Supplemental Financial Information                                27


                         Part II -  Other Information

Item 1.    Legal Proceedings                                                 29

Item 2.    Changes in Securities                                             29

Item 4.    Submission of Matters to a Vote of Security Holders               29

Item 6.    Exhibits and Reports on Form 8-K                                  30

Signature                                                                    42

                       MBNA CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                            (dollars in thousands)

                                                    March 31,     December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $    365,575    $    291,856
Interest-earning time deposits in other banks....      534,210         448,611
Federal funds sold and securities purchased
 under resale agreements.........................      325,000         125,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,163,999 and $911,877 at March 31,
   1996 and December 31, 1995, respectively).....    1,163,822         912,064
  Held-to-maturity (market value of $1,045,623
   and $1,188,101 at March 31, 1996 and
   December 31, 1995, respectively)..............    1,050,046       1,183,727
Loans held for securitization....................    2,418,371       3,168,427
Loans:
  Credit card....................................    4,322,272       4,090,553
  Other consumer.................................      926,952         876,938
                                                  ------------    ------------
    Total loans..................................    5,249,224       4,967,491
  Reserve for possible credit losses.............     (106,904)       (104,886)
                                                  ------------    ------------
    Net loans....................................    5,142,320       4,862,605
Premises and equipment, net......................      872,381         816,277
Accrued income receivable........................       83,807          93,636
Accounts receivable from securitizations.........    1,119,225         951,568
Prepaid expenses and deferred charges............      148,525         139,901
Other assets.....................................      306,251         235,217
                                                  ------------    ------------
    Total assets................................. $ 13,529,533    $ 13,228,889
                                                  ============    ============

                                                    March 31,     December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $  6,291,358    $  6,147,599
  Money market deposit accounts..................    2,477,513       2,257,565
  Noninterest-bearing demand deposits............      182,843         169,571
  Interest-bearing transaction accounts..........       21,588          24,514
  Savings accounts...............................       10,079           9,665
                                                  ------------    ------------
    Total deposits...............................    8,983,381       8,608,914
Short-term borrowings............................        7,856         289,543
Long-term debt and bank notes....................    2,764,551       2,657,600
Accrued interest payable.........................      101,472          93,400
Accrued expenses and other liabilities...........      361,912         314,374
                                                  ------------    ------------
    Total liabilities............................   12,219,172      11,963,831

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 6,000,000 shares issued and
 outstanding at March 31, 1996)..................           60              60
Common stock ($.01 par value, 390,000,000 shares
 authorized, 222,750,000 shares issued and
 outstanding at March 31, 1996)..................        2,228           2,228
Additional paid-in capital.......................      483,815         491,735
Retained earnings................................      824,258         771,035
                                                  ------------    ------------
    Total stockholders' equity...................    1,310,361       1,265,058
                                                  ------------    ------------
    Total liabilities and stockholders' equity... $ 13,529,533    $ 13,228,889
                                                  ============    ============


==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                         Consolidated Statements of Income
                 (dollars in thousands, except per share amounts)

                                                  For the Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    1996               1995
                                                 -----------       -----------
                                                          (unaudited)
INTEREST INCOME
Loans.......................................     $   178,979       $   130,857
Investment securities:
  Taxable...................................          29,559            28,561
  Tax-exempt................................             824               833
Time deposits in other banks................           6,904               736
Federal funds sold and securities
 purchased under resale agreements..........             743             1,423
Loans held for securitization...............         105,294            76,733
                                                 -----------       -----------
    Total interest income...................         322,303           239,143
INTEREST EXPENSE
Deposits....................................         122,921            90,184
Short-term borrowings.......................           2,801             1,369
Long-term debt and bank notes...............          45,386            27,901
                                                 -----------       -----------
    Total interest expense..................         171,108           119,454
                                                 -----------       -----------
NET INTEREST INCOME.........................         151,195           119,689
Provision for possible credit losses........          49,488            25,585
                                                 -----------       -----------
Net interest income after provision for
 possible credit losses.....................         101,707            94,104
OTHER OPERATING INCOME
Interchange.................................          19,809            19,246
Merchant discount...........................           2,309             2,191
Credit card fees............................          25,550            17,119
Loan servicing fees.........................         337,064           245,620
Processing fees.............................           4,864             6,272
Other.......................................           7,952             6,783
                                                 -----------       -----------
    Total other operating income............     $   397,548       $   297,231

                                                  For the Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    1996               1995
                                                 -----------       -----------
                                                          (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits..............     $   170,186       $   126,182
Occupancy expense of premises...............          14,703             9,889
Furniture and equipment expense.............          21,977            18,460
Other.......................................         139,666           123,617
                                                 -----------       -----------
    Total other operating expense...........         346,532           278,148
                                                 -----------       -----------
Income before income taxes and special
 marketing program..........................         152,723           113,187
Special marketing program...................          54,331                 -
                                                 -----------       -----------
Income before income taxes..................          98,392           113,187
Applicable income taxes.....................          38,963            44,462
Tax benefit from Customer-based intangible
 assets.....................................         (32,793)                -
                                                 -----------       -----------
NET INCOME..................................     $    92,222       $    68,725
                                                 ===========       ===========



EARNINGS PER COMMON SHARE...................     $       .39       $       .30
Weighted average common shares outstanding
 and common stock equivalents (000).........         229,896           226,394


==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                        Outstanding Shares
                                        ------------------
                                        Preferred  Common  Preferred   Common
                                          (000)     (000)    Stock      Stock
                                        --------- -------- ---------  --------

BALANCE, DECEMBER 31, 1995...........       6,000  222,750 $      60  $  2,228
Net income...........................           -        -         -         -
Cash dividends:
  Common-$.16 per share..............           -        -         -         -
  Preferred-$.46875 per share........           -        -         -         -
Exercise of stock options and other
 awards..............................           -      760         -         8
Acquisition and retirement of common
 stock...............................           -     (760)        -        (8)
Foreign currency translation, net of
 tax (accumulated amount of $132 at
 March 31, 1996).....................           -        -         -         -
Net unrealized losses on investment
 securities available-for-sale, net
 of tax (accumulated amount of ($98)
 at March 31, 1996)..................           -        -         -         -
                                        --------- -------- ---------  --------
BALANCE, MARCH 31, 1996..............       6,000  222,750 $      60  $  2,228
                                        ========= ======== =========  ========

BALANCE, DECEMBER 31, 1994...........           -  222,750 $       -  $  2,228
Net income...........................           -        -         -         -
Cash dividends:
  Common-$.14 per share..............           -        -         -         -
Exercise of stock options and other
 awards..............................           -      717         -         7
Acquisition and retirement of common
 stock...............................           -     (717)        -        (7)
Foreign currency translation, net of
 tax (accumulated amount of $1,336
 at March 31, 1995)..................           -        -         -         -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 ($251) at March 31, 1995)...........           -        -         -         -
                                        --------- -------- ---------  --------
BALANCE, MARCH 31, 1995..............           -  222,750 $       -  $  2,228
                                        ========= ======== =========  ========

                                         Additional                  Total
                                          Paid-in     Retained   Stockholders'
                                          Capital     Earnings      Equity
                                         ----------  ----------  -------------

BALANCE, DECEMBER 31, 1995...........    $  491,735  $  771,035  $   1,265,058
Net income...........................             -      92,222         92,222
Cash dividends:
  Common-$.16 per share..............             -     (35,640)       (35,640)
  Preferred-$.46875 per share........             -      (2,813)        (2,813)
Exercise of stock options and other
 awards..............................        13,218           -         13,226
Acquisition and retirement of common
 stock...............................       (21,138)          -        (21,146)
Foreign currency translation, net of
 tax (accumulated amount of $132
 at March 31, 1996)..................             -        (259)          (259)
Net unrealized losses on investment
 securities available-for-sale, net
 of tax (accumulated amount of ($98)
 at March 31, 1996)..................             -        (287)          (287)
                                         ----------  ----------  -------------
BALANCE, MARCH 31, 1996..............    $  483,815  $  824,258  $   1,310,361
                                         ==========  ==========  =============

BALANCE, DECEMBER 31, 1994...........    $  374,345  $  543,005  $     919,578
Net income...........................             -      68,725         68,725
Cash dividends:
  Common-$.14 per share..............             -     (31,186)       (31,186)
Exercise of stock options and other
 awards..............................         8,182           -          8,189
Acquisition and retirement of common
 stock...............................       (13,367)          -        (13,374)
Foreign currency translation, net of
 tax (accumulated amount of $1,336
 at March 31, 1995)..................             -       1,093          1,093
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 ($251) at March 31, 1995)...........             -         581            581
                                         ----------  ----------  -------------
BALANCE, MARCH 31, 1995..............    $  369,160  $  582,218  $     953,606
                                         ==========  ==========  =============


===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1996         1995
                                                    -----------   ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $    92,222   $     68,725
Adjustments to reconcile net income to net cash
 (used for) provided by operating activities:
   Provision for possible credit losses............      49,488         25,585
   Depreciation, amortization, and accretion.......      22,506         14,834
   Provision for deferred income taxes.............     (61,714)         5,544
   Decrease (increase) in accrued income
    receivable.....................................       9,829         (2,318)
   Increase in accrued interest payable............       8,072          5,648
   Increase in other operating activities..........    (135,703)       (58,370)
                                                    -----------   ------------
     Net cash (used for) provided by operating
      activities...................................     (15,300)        59,648

INVESTING ACTIVITIES
Proceeds from maturities of investment securities
 available-for-sale................................     808,796        638,179
Purchases of investment securities
 available-for-sale................................  (1,057,503)      (881,465)
Proceeds from maturities of investment securities
 held-to-maturity .................................     141,128        138,543
Purchases of investment securities
 held-to-maturity..................................      (7,464)        (5,542)
Net (increase) decrease in money market
 instruments.......................................    (285,599)       189,274
Proceeds from securitization of loans..............   1,694,503        972,883
Portfolio acquisitions.............................     (19,734)             -
Amortization of securitized loans..................    (166,666)      (187,500)
Net loan originations..............................  (1,096,670)    (1,552,791)
Net purchases of premises and equipment............     (74,680)       (85,763)
                                                    -----------   ------------
     Net cash used for investing activities........ $   (63,889)  $   (774,182)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1996         1995
                                                    -----------   ------------
                                                           (unaudited)

FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................. $   230,708   $    118,656
Net increase in time deposits......................     143,759        359,050
Net (decrease) increase in short-term borrowings...    (281,687)       142,107
Proceeds from issuance of long-term debt
 and bank notes....................................     106,196         99,683
Proceeds from exercise of stock options
 and other awards..................................       8,172          5,021
Acquisition and retirement of common stock.........     (21,146)       (13,374)
Dividends paid.....................................     (33,094)       (26,730)
                                                    -----------   ------------
     Net cash provided by financing activities.....     152,908        684,413
                                                    -----------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      73,719        (30,121)
Cash and cash equivalents at beginning of period...     291,856        158,564
                                                    -----------   ------------
Cash and cash equivalents at end of period......... $   365,575   $    128,443
                                                    ===========   ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $   162,860   $    113,919
                                                    ===========   ============
Income taxes paid.................................. $    45,055   $      6,608
                                                    ===========   ============


===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these consolidated financial statements.

NOTE B: EARNINGS PER COMMON SHARE

     Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

     For comparative purposes, earnings per common share and weighted average common shares outstanding and common stock equivalents have been restated to reflect the three-for-two split of the Corporation's Common Stock effected in the form of a dividend, paid February 16, 1996, to stockholders of record as of February 2, 1996.

NOTE C: SPECIAL MARKETING PROGRAM

     During the three months ended March 31, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pre-tax) to earnings related to the launch of the MBNA Platinum Plus Visa and Mastercard program.

NOTE D: LONG-TERM DEBT AND BANK NOTES

     Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 1996, the Corporation, through MBNA International Bank Limited, a foreign bank subsidiary in the United Kingdom, drew down the following advances from existing credit facilities:

                                                                Par Value
                                                                ---------
                                                         (dollars in thousands)
Revolving Credit Facility, priced at 22.5
 basis points over either the three-month
 or five-month Sterling London Interbank Offered
 Rate (LIBOR), payable upon maturity, maturing
 in 1998(60 million pounds sterling).................           $91,608
Bilateral Credit Facility, priced at 22.5
 basis points over the six-month Sterling
 LIBOR, payable semi-annually, maturing in 1997
 (10 million pounds sterling)........................            15,268

NOTE E: TAX BENEFIT FROM CUSTOMER-BASED INTANGIBLE ASSETS

     Net income for the three months ended March 31, 1996, includes a $32.8 million tax benefit. As previously described in the Corporation's annual reports to stockholders, the Corporation acquired Customer-based intangible assets in connection with its 1991 initial public offering. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining amount of the tax benefit relating to the intangible assets in the first quarter of $32.8 million.

NOTE F: CORPORATION'S CHARTER AMENDMENT

     On April 22, 1996, the stockholders of the Corporation approved an amendment to the Corporation's charter to increase the number of authorized shares of Common Stock from 390 million shares to 700 million shares. This amendment became effective May 3, 1996.

                       MBNA CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further the reader's understanding of the consolidated financial condition and results of operations of MBNA Corporation ("the Corporation"). It should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report.

INTRODUCTION

     MBNA Corporation, a bank holding company, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank. Through the Bank, the Corporation is one of the world's largest bank credit card lenders and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers various deposit products.

     The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, interchange income, merchant discount fees, credit card fees, loan servicing fees, processing fees, and interest earned on investment securities and money market instruments. The Corporation's primary costs are the costs of funding its loan receivables and investment securities, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.

     On January 17, 1996, the Board of Directors approved a three-for-two split of the Corporation's Common Stock effected in the form of a dividend. In connection with this transaction, one additional share of common stock was issued on February 16, 1996, for every two shares of common stock held by stockholders of record as of the close of business on February 2, 1996. Accordingly, all common share and per common share data have been restated to reflect the stock split.

EARNINGS SUMMARY

     Net income for the three months ended March 31, 1996 was $92.2 million, or $.39 per common share, increasing 34.2% from $68.7 million or $.30 per common share for the same period in 1995. Earnings per common share is computed using weighted average common shares outstanding, including common stock equivalents, of 229.9 million shares and 226.4 million shares for the three months ended March 31, 1996 and 1995, respectively.

     The overall growth in earnings was primarily attributable to the growth in average managed loans outstanding. Average managed loans increased $7.7 billion or 40.2% to $27.0 billion for the three months ended March 31, 1996, compared to $19.3 billion for the same period in 1995. Included in average managed loans are the Corporation's loans held for securitization, loan portfolio, and securitized loans.

     The Corporation continues to be an active participant in the asset securitization market. Securitizations leave net income substantially the same by converting interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into loan servicing fees, while reducing the Corporation's on-balance-sheet assets. During the first quarter of 1996, the Corporation securitized approximately $1.7 billion of loan receivables, bringing the total amount of outstanding securitized loans to $20.1 billion as of March 31, 1996.

     Return on average total assets for the three months ended March 31, 1996, was 2.79%, compared to 2.85% for the same period during 1995. The lower return is primarily a result of a 36.1% increase in average total assets which exceeded the 34.2% increase in net income. Return on average stockholders' equity for the three months ended March 31, 1996, was 29.85%, compared to 30.41% for the three months ended March 31, 1995. The lower return is primarily a result of an increase in average stockholders' equity related to the issuance by the Corporation of $150.0 million of 7 1/2% Cumulative Preferred Stock, Series A, in November 1995.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1996, on a fully taxable equivalent basis, increased 26.2% or $31.5 million to $151.6 million compared to the same period in 1995, primarily as a result of the growth in average interest-earning assets. Average interest-earning assets increased $2.7 billion as a result of increased loan growth for the period ended
March 31, 1996, compared to the same period in 1995. This growth in average interest-earning assets was partially offset by a $3.1 billion increase in average interest-bearing liabilities, and a 35 basis point decline in the Corporation's net interest margin from 5.99% at March 31, 1995 to 5.64% as of March 31, 1996. The decline in the net interest margin is primarily the result of a 23 basis point increase in the rates paid on interest-bearing deposits.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

     Interest income earned on investment securities and money market instruments, on a fully taxable equivalent basis, increased $6.5 million for the three months ended March 31, 1996, as compared to the same period in 1995. The increase is primarily the result of an increase of $386.2 million in average money market instruments in addition to an increase of $122.4 million in average investment securities from the same period in 1995. This increase was partially offset by a decline of 21 basis points in the yields earned on the Corporation's investment securities. The increases in average money market instruments and average investment securities are the result of the timing of receipt of funds from asset securitizations. Funds received from these securitizations are typically invested in money market instruments and investment securities available-for-sale until they are needed to fund loan growth.

LOAN RECEIVABLES

     Interest income generated by the Corporation's loan receivables increased $76.7 million to $284.3 million for the three months ended March 31, 1996, from $207.6 million for the same period in 1995. The increase is attributable to an increase in average loan receivables of $2.2 billion to $8.2 billion for the three months ended March 31, 1996, compared to the same period in 1995. The yields earned on the Corporation's average loan receivables declined by 8 basis points.

     At March 31, 1996, variable-rate credit cards and home equity loans were 41.1% of total managed loans, compared to 39.9% at December 31, 1995. These variable-rate loans are indexed to the U.S. Prime Rate published in The Wall Street Journal and generally reprice quarterly. In April 1996, the rate on the variable-rate loans decreased 50 basis points based on reductions in the Prime Rate.

DEPOSITS

     Total interest expense on deposits increased $32.7 million to $122.9 million for the three months ended March 31, 1996, compared to $90.2 million for the same period in 1995. The increase is primarily the result of an increase in average interest-bearing deposits of $2.0 billion as the Corporation continues to emphasize marketing certificates of deposits and money market deposit accounts to fund loan growth and diversify funding sources. Also, the rates paid on average interest-bearing deposits increased 23 basis points from 1995.

BORROWED FUNDS

     Interest expense on short-term borrowings increased $1.4 million to $2.8 million for the three months ended March 31, 1996, compared to $1.4 million of interest expense for the same period in 1995. This increase reflects the Corporation's utilization of federal funds purchased and other short-term borrowings to meet short-term funding requirements.

     Total interest expense on long-term debt and bank notes increased $17.5 million to $45.4 million for the three months ended March 31, 1996, compared to $27.9 million for the same period in 1995. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to fund loan growth and diversify funding sources. As a result, average long-term debt and bank notes increased $1.0 billion to $2.7 billion for the three months ended March 31, 1996 from $1.7 billion for the same period in 1995. Also, the rates paid on average long-term debt and bank notes increased 11 basis points from 1995.

TABLE 1: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME AND EXPENSE (dollars in thousands; rates and yields on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 1996
                                               --------------------------------
                                                 Average    Yield/  Amount Paid
                                                 Amount      Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    486,486   5.71% $     6,904
  Federal funds sold and securities purchased
   under resale agreements....................       53,769   5.56          743
                                               ------------         -----------
    Total money market instruments............      540,255   5.69        7,647
Investment securities (a):
  Taxable.....................................    2,037,647   5.83       29,559
  Tax-exempt(b)...............................       84,464   6.04        1,268
                                               ------------         -----------
    Total investment securities...............    2,122,111   5.84       30,827
Loans held for securitization.................    3,014,301  14.05      105,294
Loans:
  Credit card.................................    4,233,784  13.92      146,493
  Other consumer..............................      912,599  14.32       32,486
                                               ------------         -----------
    Total loans...............................    5,146,383  13.99      178,979
                                               ------------         -----------
      Total interest-earning assets...........   10,823,050  11.99  $   322,747
Cash and due from banks.......................      324,613
Premises and equipment, net...................      845,250
Other assets..................................    1,431,480
Reserve for possible credit losses............     (106,243)
                                               ------------
      Total assets............................ $ 13,318,150
                                               ============

                                                  For the Three Months Ended
                                                        March 31, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits (c)........................... $  6,255,715   5.84% $    90,853
  Money market deposit accounts...............    2,357,451   5.41       31,702
  Interest-bearing transaction accounts.......       21,620   4.69          252
  Savings accounts............................        9,711   4.72          114
                                               ------------         -----------
    Total interest-bearing deposits...........    8,644,497   5.72      122,921
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................      125,771   5.36        1,677
  Other short-term borrowings.................       81,669   5.54        1,124
  Long-term debt and bank notes (c)...........    2,727,700   6.69       45,386
                                               ------------         -----------
    Total borrowed funds......................    2,935,140   6.60       48,187
                                               ------------         -----------
      Total interest-bearing liabilities......   11,579,637   5.94      171,108
Demand deposits...............................      160,653
Other liabilities.............................      335,327
                                               ------------
      Total liabilities.......................   12,075,617

Stockholders' equity..........................    1,242,533
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 13,318,150
                                               ============         -----------
      Net interest income.....................                      $   151,639
                                                                    ===========
      Net interest margin.....................                5.64
      Interest rate spread....................                6.05

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended March 31, 1996 was $444.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                  For the Three Months Ended
                                                        March 31, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $     55,091   5.42% $       736
  Federal funds sold and securities purchased
   under resale agreements....................       98,978   5.83        1,423
                                               ------------         -----------
    Total money market instruments............      154,069   5.68        2,159
Investment securities (a):
  Taxable.....................................    1,919,998   6.03       28,561
  Tax-exempt(b)...............................       79,687   6.52        1,282
                                               ------------         -----------
    Total investment securities...............    1,999,685   6.05       29,843
Loans held for securitization.................    2,207,434  14.10       76,733
Loans:
  Credit card.................................    3,235,622  14.14      112,776
  Other consumer..............................      532,231  13.78       18,081
                                               ------------         -----------
    Total loans...............................    3,767,853  14.08      130,857
                                               ------------         -----------
      Total interest-earning assets...........    8,129,041  11.95  $   239,592
Cash and due from banks.......................      168,821
Premises and equipment, net...................      573,207
Other assets..................................    1,012,813
Reserve for possible credit losses............     (101,770)
                                               ------------
      Total assets............................ $  9,782,112
                                               ============

                                                  For the Three Months Ended
                                                        March 31, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits (c)........................... $  5,008,578   5.40% $    66,697
  Money market deposit accounts...............    1,627,906   5.77       23,166
  Interest-bearing transaction accounts.......       17,930   5.09          225
  Savings accounts............................        7,653   5.09           96
                                               ------------         -----------
    Total interest-bearing deposits...........    6,662,067   5.49       90,184
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       35,950   6.13          543
  Other short-term borrowings.................       59,317   5.65          826
  Long-term debt and bank notes (c)...........    1,720,748   6.58       27,901
                                               ------------         -----------
    Total borrowed funds......................    1,816,015   6.54       29,270
                                               ------------         -----------
      Total interest-bearing liabilities......    8,478,082   5.71      119,454
Demand deposits...............................      113,736
Other liabilities.............................      273,679
                                               ------------
      Total liabilities.......................    8,865,497

Stockholders' equity..........................      916,615
                                               ------------
      Total liabilities and stockholders'
       equity................................. $  9,782,112
                                               ============         -----------
      Net interest income.....................                      $   120,138
                                                                    ===========
      Net interest margin.....................                5.99
      Interest rate spread....................                6.24

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the three months ended March 31, 1995 was $449.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

     Total other operating income increased $100.3 million or 33.8% to $397.5 million for the three months ended March 31, 1996, from $297.2 million for the same period in 1995. This increase is primarily attributable to a 37.2% increase in loan servicing fees, which grew $91.4 million to $337.1 million for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase in loan servicing fees is primarily the result of a $5.6 billion or 41.8% increase in average securitized loans to $18.9 billion for the three months ended March 31, 1996, compared to $13.3 billion for the same period in 1995. Loan servicing fees, generated by securitized loans, consist of interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses. In addition, credit card fees increased $8.4 million primarily resulting from an increase in late fees.

OTHER OPERATING EXPENSE

     Total other operating expense increased 24.6% to $346.5 million for the three months ended March 31, 1996 from $278.1 million for the same period in 1995. The growth in other operating expense reflects the Corporation's continued expansion of business development activities including regional marketing and sales, account activation, Customer retention, and Customer service. These activities are expected to enhance the ability of the Corporation to attract and retain Customers. During the three months ended March 31, 1996, the Corporation opened approximately 1.8 million new accounts. Table 2 presents the other expense component of other operating expense.

TABLE 2: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       1996             1995
                                                     ---------        ---------
                                                             (unaudited)
Purchased services.......................            $  37,277        $  32,108
Advertising..............................               13,414           13,037
Collection...............................                6,286            4,807
Stationery and supplies..................                5,332            4,220
Service bureau...........................                4,810            4,402
Postage and delivery.....................               24,967           24,851
Telephone usage..........................                9,755            8,358
Credit card fraud losses.................               11,004           10,120
Amortization of intangible assets........                2,526            2,428
Computer software........................                5,246            3,675
Other....................................               19,049           15,611
                                                     ---------        ---------
  Total other operating expense..........            $ 139,666        $ 123,617
                                                     =========        =========

SPECIAL MARKETING PROGRAM

     During the three months ended March 31, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pre-tax) to earnings related to the launch of the MBNA Platinum Plus Visa and Mastercard program.

TAX BENEFIT FROM CUSTOMER-BASED INTANGIBLE ASSETS

     Net income for the three months ended March 31, 1996, includes a $32.8 million tax benefit. As previously described in the Corporation's annual reports to stockholders, the Corporation acquired Customer-based intangible assets in connection with its 1991 initial public offering. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining amount of the tax benefit relating to the intangible assets in the first quarter of $32.8 million.

ASSET QUALITY

Delinquencies

     An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is charged off. Delinquency as a percentage of the Corporation's loans was 3.36% at March 31, 1996, compared with 3.11% at December 31, 1995. The Corporation's loan delinquency has continued to increase during this period to a level that the Corporation believes is more consistent with its long-term historical delinquency rate. The Corporation believes that several factors contributed to the increase in delinquency, including general economic conditions and increased consumer debt levels. Table 3 presents the delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 3: DELINQUENT LOANS
(dollars in thousands)

                                        March 31, 1996       December 31, 1995
                                      -----------------      -----------------
                                         (unaudited)
Loan portfolio.....................   $ 5,249,224            $ 4,967,491
Loans delinquent:
  30 to 59 days....................   $    71,780  1.37%     $    65,651  1.32%
  60 to 89 days....................        33,945   .65           30,162   .61
  90 or more days..................        70,630  1.34           58,894  1.18
                                      -----------  ----      -----------  ----
    Total..........................   $   176,355  3.36%     $   154,707  3.11%
                                      ===========  ====      ===========  ====

Net Credit Losses

     The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. After being charged off, the loans are referred to the Corporation's recovery department. Net credit losses for the three months ended March 31, 1996 for the Corporation's loan portfolio were $47.4 million, compared to $24.7 million for the same period in 1995. Net credit losses as a percentage of average loan receivables were 2.32% for the three months ended March 31, 1996, compared to 1.65% for the same period last year. For the full year ended December 31, 1995, net credit losses were 1.91% of average loan receivables.

Reserve and Provision for Possible Credit Losses

     The loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors that deserve current recognition. A provision is charged to operating expense to maintain the reserve level within this range. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing loan servicing fees rather than the reserve for possible credit losses. The provision for possible credit losses for the three months ended March 31, 1996 was $49.5 million compared to $25.6 million for the same period in 1995. The increase in the Corporation's provision for possible credit losses reflects the increase in the Corporation's net credit losses. Table 4 presents the change to the Corporation's reserve for possible credit losses.

TABLE 4:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------
                                                           (unaudited)
Reserve balance, beginning of period.........       $   104,886    $   101,519
  Provision charged to operating expense.....            49,488         25,585
  Foreign currency translation...............               (72)            76
    Credit losses............................           (59,108)       (33,674)
    Recoveries...............................            11,710          8,982
                                                    -----------    -----------
  Net credit losses..........................           (47,398)       (24,692)
                                                    -----------    -----------
Reserve balance, end of period...............       $   106,904    $   102,488
                                                    ===========    ===========

LIQUIDITY

     The objective of liquidity management is to diversify the sources of funds available to meet the Corporation's operating requirements. Also, as part of the liquidity management process, the Corporation anticipates the level of funds required for future periods and regularly reviews funding alternatives based on its asset and liability mix. These requirements include funding new loans, deposit withdrawals, long-term debt and bank note maturities and the portion of loans previously securitized that need to be refinanced as the underlying securitizations amortize. Funding is provided from a variety of sources, including deposits, securitizations, and debt issuance. The Corporation also borrows in the short-term and interbank funding markets.

     Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at March 31, 1996 and December 31, 1995 were $9.0 billion and $8.6 billion, respectively. The Corporation continues to increase its direct deposits primarily as a result of offering competitive rates on money market deposit accounts and certificates of deposits. Table 5 presents the maturities of the Corporation's deposits as of March 31, 1996.

TABLE 5: MATURITIES OF DEPOSITS AT MARCH 31, 1996
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                           ----------   ----------   ----------
                                                        (unaudited)
Three months or less....................   $3,180,255   $  369,045   $3,549,300
Over three months through twelve months.    1,763,976      525,332    2,289,308
Over one year through five years........    1,598,601    1,532,233    3,130,834
Over five years.........................        5,906        8,033       13,939
                                           ----------   ----------   ----------
  Total deposits........................   $6,548,738   $2,434,643   $8,983,381
                                           ==========   ==========   ==========

     The Corporation also holds investment securities, which are generally AAA-rated securities, of $2.2 billion at March 31, 1996, most of which can be used as collateral under repurchase agreements. Also, the Corporation had $859.2 million of money market instruments at March 31, 1996. Of the $2.2 billion in investment securities, $1.2 billion were classified as available-for-sale. These investment securities and the money market instruments provide increased liquidity and flexibility to support the Corporation's anticipated growth and funding needs. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in table 6.

TABLE 6: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 1996
(dollars in thousands)
                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1                          After
                                      Year     1-5 Years  5-10 Years  10 Years
                                    ---------  ---------  ----------  ---------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $ 406,381  $       -  $        -  $       -
State and political subdivisions
 of the United States.............     56,429     29,513           -          -
Asset-backed and other securities.     20,051    598,987      52,461          -
                                    ---------  ---------  ----------  ---------
  Total investment securities
   available-for-sale.............  $ 482,861  $ 628,500  $   52,461  $       -
                                    =========  =========  ==========  =========

HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $ 419,058  $ 437,786  $        -  $  37,411
State and political subdivisions
 of the United States.............          -          -           -        426
Asset-backed and other securities.     77,925     67,023       1,000      9,417
                                    ---------  ---------  ----------  ---------
  Total investment securities
   held-to-maturity...............  $ 496,983  $ 504,809  $    1,000  $  47,254
                                    =========  =========  ==========  =========

                                                 Book        Market
                                                 Value       Value
                                              ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..            $  406,381  $  406,381
State and political subdivisions
 of the United States.............                85,942      85,942
Asset-backed and other securities.               671,499     671,499
                                              ----------  ----------
  Total investment securities
   available-for-sale.............            $1,163,822  $1,163,822
                                              ==========  ==========

HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..            $  894,255  $  890,032
State and political subdivisions
 of the United States.............                   426         341
Asset-backed and other securities.               155,365     155,250
                                              ----------  ----------
  Total investment securities
   held-to-maturity...............            $1,050,046  $1,045,623
                                              ==========  ==========

CAPITAL ADEQUACY

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, Total capital, and Leverage ratios. At
March 31, 1996, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. Both the Corporation's and the Bank's risk-based capital ratios, shown in table 7, have been computed in accordance with regulatory accounting policies.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                    March 31, 1996
                                       ----------------------------------------
                                          MBNA       MBNA America     Minimum
                                       Corporation    Bank, N.A.   Requirements
                                       -----------   ------------  ------------
                                                     (unaudited)
Tier 1............................        11.50%         9.12%         4.00%
Total.............................        14.20         12.10          8.00
Leverage..........................         9.79          7.63          3.00

     During the three months ended March 31, 1996, the Corporation declared dividends on its preferred and common stock of $38.5 million. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities.

     The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 1996, the amount of retained earnings available for declaration of dividends from the Bank to the Corporation was $413.9 million. Payment of dividends by the Bank to the Corporation, however, may be limited by federal bank regulatory agencies.

     The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of March 31, 1996. If this facility were drawn upon as of March 31, 1996, the amount of retained earnings available for declaration of dividends would have been limited to $209.5 million.

SECURITIZATION

     Securitization of the Bank's loan receivables continues to be another major funding alternative for the Corporation. This is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance sheet funding needs are reduced by the amount of loans securitized.

     Securitization involves the sale, generally to a trust, of a group of loan receivables. These loan receivables arise from accounts whose ownership is retained by the Bank. In addition to selling the existing loan receivables, rights to new loan receivables, including most fees generated by and payments made from these accounts, are sold. Certificates representing undivided interests in the trust are issued. The Investor Certificates are sold by the trust to investors, generally through a public offering. Interest is paid to the Investor Certificateholder during the life of the transaction. The Seller Certificate is retained by the Bank. The Bank continues to service the accounts and receives a servicing fee for doing so.

     During the revolving period, which generally ranges from 24 to 108 months, no principal payments are made to the Investor Certificateholders. Payments received on the accounts are used to pay interest to the Investor Certificateholders and to purchase new loan receivables generated by the accounts, so that the principal dollar amount of the Investor Certificate remains unchanged. Once the revolving period ends, principal payments are allocated for distribution to the Investor Certificateholders according to the terms of the transaction. As principal payments are allocated to the Investor Certificateholders, the Bank's loan receivables increase by the amount of the principal allocation.

     During the three months ended March 31, 1996, the Bank securitized loan receivables totaling $1.7 billion through both public and private markets. During the same period in 1995, the Bank securitized a total of $975.0 million of its loan receivables. Amortization of previously securitized loan receivables totaled $166.7 million for the three month period ended March 31, 1996, compared to $187.5 million for the same period last year. During the amortization period, new charges and cash advances are for the account of the Bank, which increases the Corporation's on-balance-sheet assets. An additional $1.6 billion of previously securitized loans will amortize into the Bank's loan portfolio during the remainder of 1996.

     Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 8 compares the average annualized yield for the three-month period ended March 31, 1996, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 8: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------   Yield in
                                       Annualized    Minimum     Excess of
                                         Yield        Yield       Minimum
                                       ----------  -----------   ---------
                                                   (unaudited)
MasterTrust 91-1.....................    18.69%       13.75%       4.94%
MasterTrust 92-1.....................    18.69        13.25        5.44
MasterTrust 92-2.....................    18.69        12.20        6.49
MasterTrust 92-3.....................    18.69        11.81        6.88
MasterTrust 93-1.....................    18.69        11.76        6.93
MasterTrust 93-2 (b).................    19.90        11.85        8.05
MasterTrust 93-3.....................    18.69        11.40        7.29
MasterTrust 93-4.....................    18.69        11.71        6.98
MasterTrust 94-1.....................    18.69        11.61        7.08
MasterTrust 94-2.....................    18.69        11.67        7.02
MasterTrust II 94-A..................    17.97        12.10        5.87
MasterTrust II 94-B..................    17.97        12.09        5.88
MasterTrust II 94-C..................    17.97        12.18        5.79
MasterTrust II 94-D..................    17.97        12.14        5.83
MasterTrust II 94-E..................    17.97        12.26        5.71
Gold Reserve.........................    18.85        12.83        6.02
MasterTrust II 95-A..................    17.97        12.18        5.79
MasterTrust II 95-B..................    17.97        12.06        5.91
MasterTrust II 95-C..................    17.97        12.11        5.86
MasterTrust II 95-D..................    17.97        11.98        5.99
MasterTrust II 95-E..................    17.97        12.12        5.85
Cards No. 1..........................    20.56        11.38        9.18
MasterTrust II 95-F..................    17.97        13.00        4.97
MasterTrust II 95-G..................    17.97        12.12        5.85
MasterTrust II 95-H..................    17.97        11.98        5.99
MasterTrust II 95-I..................    17.97        12.02        5.95
MasterTrust II 95-J..................    17.97        12.09        5.88

(a) MasterTrust II 96-A issued on February 28, 1996, MasterTrust II 96-B issued on March 26, 1996, and MasterTrust II 96-C issued March 27, 1996, are excluded from the yields presented above as a result of their recency.
(b) Represents a maturing transaction that has entered its scheduled controlled amortization period.

     Securitizations do not have a material impact on earnings reported for each period. Due to the relatively short average life of loans, no gain or loss is recorded at the time of sale. Rather, loan servicing fees (interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses) are recognized monthly over the life of the transaction when earned. The monthly pattern of recording loan servicing fees is similar to the revenue recognition that the Bank would have experienced if the loans had not been securitized.

                      MBNA CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL FINANCIAL INFORMATION
                                 (unaudited)

     The following supplemental information illustrates the effects of securitizations on selected line items of the Corporation's consolidated statements of income and financial condition. This information is used to evaluate the generation of revenue, as well as the impact that securitizations have on the Corporation's consolidated financial statements.

IMPACT OF SECURITIZATIONS ON INCOME BEFORE INCOME TAXES AND SPECIAL MARKETING PROGRAM
(dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1996            1995
                                                    ----------      ----------
Consolidated Statements of Income (As Reported)
  Net interest income..........................     $  151,195      $  119,689
  Provision for possible credit losses.........         49,488          25,585
  Other operating income.......................        397,548         297,231
  Other operating expense......................        346,532         278,148
                                                    ----------      ----------
  Income before income taxes and special
   marketing program...........................     $  152,723      $  113,187
                                                    ==========      ==========

Adjustments for Securitizations (Supplemental)
  Net interest income..........................     $  415,124      $  267,948
  Provision for possible credit losses.........        173,796         102,698
  Other operating income.......................       (241,328)       (165,250)
  Other operating expense......................              -               -
                                                    ----------      ----------
  Income before income taxes and special
   marketing program...........................     $        -      $        -
                                                    ==========      ==========

Managed Income Statements (Supplemental)
  Net interest income..........................     $  566,319      $  387,637
  Provision for possible credit losses.........        223,284         128,283
  Other operating income.......................        156,220         131,981
  Other operating expense......................        346,532         278,148
                                                    ----------      ----------
  Income before income taxes and special
   marketing program...........................     $  152,723      $  113,187
                                                    ==========      ==========

MANAGED ASSET DATA
(dollars in thousands)

                                          March 31, 1996    December 31, 1995
                                         -----------------  -----------------
AT PERIOD END:
  Loans held for securitization......... $       2,418,371  $       3,168,427
  Loan portfolio........................         5,249,224          4,967,491
  Securitized loans.....................        20,125,383         18,575,786
                                         -----------------  -----------------
    Total managed loans................. $      27,792,978  $      26,711,704
                                         =================  =================
    Total managed interest-earning
     assets............................. $      30,866,056  $      29,381,106
                                         =================  =================
    Total managed assets................ $      33,654,916  $      31,804,675
                                         =================  =================




                                              For the Three Months Ended
                                                       March 31,
                                         ------------------------------------
                                                1996               1995
                                         -----------------  -----------------
AVERAGE:
  Loans held for securitization......... $       3,014,301  $       2,207,434
  Loan portfolio........................         5,146,383          3,767,853
  Securitized loans.....................        18,850,045         13,294,108
                                         -----------------  -----------------
    Total managed loans................. $      27,010,729  $      19,269,395
                                         =================  =================
    Total managed interest-earning
     assets............................. $      29,673,095  $      21,423,149
                                         =================  =================
    Total managed assets................ $      32,168,195  $      23,076,220
                                         =================  =================

MANAGED RATIOS:
  Delinquency...........................              3.85%              3.00%
  Net credit losses.....................              3.28               2.64
  Net interest margin (on an FTE basis).              7.68               7.35

                           PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 3, 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. in the United States District Court for the Middle District of Florida. This suit is a purported class action. The plaintiff complains that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys fees for an alleged breach of contract, and violation of the Delaware Deceptive Trade Practices Act and the federal Racketeer Influenced and Corrupt Organizations Act. The Corporation believes that its advertising practices are proper under applicable federal and state law and intends to defend vigorously against the action.

ITEM 2: CHANGES IN SECURITIES

     Effective May 3, 1996, the Corporation's charter was amended to increase the number of authorized shares of common stock from 390 million shares to 700 million shares. This amendment was approved by the stockholders of MBNA Corporation during MBNA Corporation's 1996 Annual Stockholders Meeting.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of the Stockholders of MBNA Corporation was held on April 22, 1996.

     The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

                                         Number of Votes
                                -------------------------------
                                    For               Withheld
                                -----------           ---------

Alfred Lerner................   182,512,731           1,699,739
Charles M. Cawley............   182,513,775           1,698,695
James H. Berick, Esq.........   180,040,941           4,171,529
Benjamin R. Civiletti, Esq...   181,423,803           2,788,667
Randolph D. Lerner, Esq......   182,939,831           1,272,639
Stuart L. Markowitz, M.D.....   183,431,154             781,316
Michael Rosenthal, Ph.D......   183,433,316             779,154

     The stockholders approved an amendment to the Corporation's charter to increase the number of authorized shares of common stock from 390 million shares to 700 million shares. There were 170,946,447 affirmative votes, 12,147,657 negative votes, and 1,118,366 votes abstained.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Index of Exhibits

Exhibit                Description of Exhibit
- -------                ----------------------

3(i)                   Articles of Incorporation

11                     Computation of Earnings Per Common Share



Exhibit 3(i): Articles of Incorporation

                                MBNA CORPORATION
                                COMPOSITE CHARTER


                                ARTICLE I - NAME

         The name of the corporation (hereinafter called the "Corporation") is MBNA Corporation.

                              ARTICLE II - PURPOSE

         The Corporation is formed to engage in the business of banking and finance, directly and through subsidiaries. It may engage in any other business permitted by law.

               ARTICLE III - PRINCIPAL OFFICE AND RESIDENT AGENT

         The address of the principal office of the Corporation in the State of Maryland is c/o The Corporation Trust Incorporated, 32 South Street, Baltimore, Maryland 21202. The resident agent of the Corporation in the State of Maryland is The Corporation Trust Incorporated, 32 South Street, Baltimore, Maryland 21202. The resident agent is a Maryland corporation.

                           ARTICLE IV - CAPITAL STOCK

         (a) The total number of shares of all classes which the Corporation has authority to issue is 720,000,000 shares, of which 700,000,000 shares are classified as Common Stock, par value $.01 per share, and 20,000,000 shares are classified as Preferred Stock, par value $.01 per share. The aggregate par value of all shares of all classes which the Corporation is authorized to issue is $7,200,000.

         (b) The Preferred Stock may be issued in series. Prior to issuance, the Board of Directors shall set the terms of the Preferred Stock, including the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption.

         (c) The Board of Directors shall have the power to classify or reclassify any unissued stock, whether now or hereafter authorized, by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption of such stock.

         (d) Unless otherwise provided by the Board of Directors, no holder of stock of any class shall be entitled to preemptive rights to subscribe for or purchase or receive any stock of any class or securities convertible into stock of any class of the Corporation.

                         ARTICLE V - BOARD OF DIRECTORS

         (a) The Corporation shall initially have four directors. The initial directors, who shall act as such until the first annual meeting or until their successors are duly elected and qualify shall be Charles M. Cawley, John R. Cochran, Bruce L. Hammonds and M. Scot Kaufman. The number of directors may be increased or decreased as provided in the By-Laws of the Corporation.

         (b) The Board of Directors may authorize the issuance from time to time of stock of the Corporation of any class, now or hereafter authorized, and securities convertible into stock of the Corporation of any class, now or hereafter authorized, for such consideration and on such other terms as the Board of Directors may deem advisable, without stockholder approval.

                              ARTICLE VI - VOTING

         Notwithstanding any provision of law requiring any action to be taken or authorized by the affirmative vote of the holders of a greater proportion of the votes of all classes or of any class of stock of the Corporation, such action shall be effective and valid if taken or authorized by the affirmative vote of a majority of the total number of votes entitled to be cast thereon, except as otherwise provided in the charter.

                  ARTICLE VII - LIABILITY AND INDEMNIFICATION

         (a) To the fullest extent that limitations on the liability of directors and officers are permitted by the Maryland General Corporation Law, no director or officer of the Corporation shall have any liability to the Corporation or its stockholders for damages. This limitation on liability applies to events occurring at the time a person serves as director or officer of the Corporation whether or not such person is a director or officer at the time of any proceeding in which liability is asserted.

         (b) To the fullest extent permitted by the Maryland General Corporation Law, the Corporation shall indemnify and advance expenses to its currently acting and its former directors. The Corporation shall indemnify and advance expenses to its officers to the same extent as its directors, and may do so to such further extent as is consistent with law. The Board of Directors may by bylaw, resolution or agreement make further provision for indemnification of directors, officers, employees and agents to the fullest extent permitted by the Maryland General Corporation Law.

         (c) References to the Maryland General Corporation Law in this Article are to that law as from time to time amended. No amendment to the charter of the Corporation shall affect any right of any person under this Article based on any event, omission or proceeding prior to the amendment.

          ARTICLE VIII - CONTROL SHARE ACQUISITION STATUTE EXEMPTIONS

         Any acquisition of shares of the Corporation on or after January 21, 1991 by Alfred Lerner (or his successor in interest) ("Lerner") or by The Progressive Corporation (or its successors in interest) ("Progressive"), or by any present or future affiliate or associate thereof so long as such affiliate or associate is at the time in question such an affiliate or associate (or any person acting in concert or in a group with any of the foregoing) is, pursuant to Section 3-702(b) of the Maryland General Corporation Law (the "MGCL") (or any successor or replacement provision or statute), hereby approved for purposes of and exempted from the provisions of, Subtitle 7 of Title 3 of the MGCL (or any successor or replacement provision or statute), with the result that any shares acquired by any such person shall have all voting rights otherwise appurtenant thereto, notwithstanding Subtitle 7 of Title 3 of the MGCL (or any successor or replacement provision or statute).

         Notwithstanding anything in the Charter or bylaws of the Corporation (as each may be amended from time to time) to the contrary, this ARTICLE may not be amended, altered or repealed except with the unanimous approval of all of the members of the Board of Directors and the written consent of all persons or entities then in existence and specified above that may be adversely affected, or that may lose any privilege or right, as a result of such amendment, alteration or repeal.

                            ARTICLE IX - AMENDMENTS

         Except as set forth in this Article, The Corporation reserves the right to make, from time to time, any amendments of its charter which may now or hereafter be authorized by law, including any amendments which alter the contract rights of any class of outstanding stock as expressly set forth in the charter.

                                MBNA CORPORATION

                             ARTICLES SUPPLEMENTARY

                            (Filed November 9, 1995)

                 6,000,000 shares of authorized but unissued Preferred
         Stock of the Corporation have been classified as 7-1/2% Cumulative Preferred Stock, Series A, $.01 par value, of the Corporation (the "Series") with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption, as follows:

                 1. Dividends. (a) Dividends shall be payable on the shares of this Series: (i) for the period (the "Initial Dividend Period") from the date of original issue of shares of this Series to and including January 14, 1996 and (ii) for each quarterly dividend period thereafter (the Initial Dividend Period and each quarterly dividend period thereafter being hereinafter individually referred to as a "Dividend Period" and collectively referred to as "Dividend Periods"), which quarterly Dividend Periods shall commence on January 15, April 15, July 15 and October 15 in each year, commencing January 15, 1996, and shall end on and include the day next preceding the first day of the next Dividend Period, in an amount equal to $.46875 per share per quarterly Dividend Period. Dividends shall be cumulative from such date of original issue and shall be payable, when, as and if declared by the Board of Directors, on April 15, July 15, October 15 and January 15 of each year (each, a "Dividend Payment Date"), commencing on January 15, 1996. Each dividend on the shares of this Series will be payable to the holders of record of the shares of this Series as they appear on the stock books of the Corporation on such record date as may be fixed by the Board of Directors of the Corporation, which record date will not be more than sixty (60) days prior to the applicable Dividend Payment Date.

                 (b) Dividends payable on this Series for any period greater or less than a full Dividend Period, including the Initial Dividend Period, shall be computed on the basis of a 360-day year consisting of twelve 30-day months and the actual number of days included in the Dividend Period.

                 (c) Holders of shares of this Series shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

                 (d) No full dividends shall be declared or paid or set apart for payment on any series stock ranking, as to dividends, on a parity with this Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all Dividend Periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other series of stock ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other stock shall in all cases bear to each other the same ratio that accrued and unpaid dividends per share on the shares of this Series and such other stock bear to each other.

                 (e) So long as any shares of this Series are outstanding, no dividend (other than a dividend payable in common stock or in any other stock ranking junior to this Series as to dividends and upon liquidation) shall be declared or paid or set aside for payment or other distribution declared or made upon the common stock or upon any other stock ranking junior to this Series as to dividends or upon liquidation, nor shall any common stock or any other stock of the Corporation ranking junior to this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid or declared and set aside for payment for all past Dividend Periods.

                 2. Redemption. (a) The holders of the shares of this Series may not require the Corporation to redeem any shares of this Series. The Corporation, at its option, may redeem shares of this Series, as a whole or in part, at any time on or after January 15, 2001, at a redemption price of $25 per share, plus accrued and unpaid dividends thereon to the date fixed for redemption.

                 (b) In the event that fewer than all the outstanding shares of this Series are to be redeemed, the number of shares to be redeemed shall be determined by lot or pro rata as may be determined by the Corporation or by any other method as may be determined by the Board of Directors of the Corporation in its sole discretion to be equitable, provided that such method satisfies any applicable requirements of any securities exchange on which this Series is listed.

                 (c) In the event the Corporation shall redeem shares of this Series, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 or more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed cease to accrue on the redemption date.

                 (d) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

                 (e) Any shares of this Series which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series.

                 (f)      Notwithstanding the foregoing provisions of this
         Section 2, if any dividends on this Series or any other series of cumulative Preferred Stock ranking on a parity with this Series are in arrears, no shares of this Series or any such parity series shall be redeemed unless all outstanding shares of this Series or any such parity series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of this Series or any such parity series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series or any such parity series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of this Series.

                 3. Conversion. The holders of shares of this Series shall not have any rights to convert such shares into shares of any other class or series of capital stock of the Corporation.

                 4. Liquidation Rights. (a) Upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive and to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the common stock or on any other class of stock ranking junior to this Series upon liquidation, the amount of $25 per share, plus accrued and unpaid dividends thereon.

                 (b) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this
         Section 4, the holders of this Series as such shall have no right or claim to any of the remaining assets of the Corporation.

                 (c) If, upon any voluntary or involuntary dissolution, liquidation, or winding up of the Corporation, the amounts payable with respect to the shares of this Series and any other shares of stock of the Corporation ranking as to any such distribution on a parity with the shares of this Series are not paid in full, the holders of the shares of this Series and of such other shares will share ratably in any such distribution of assets of the Corporation in proportion to the full preferential amounts to which they are entitled.

                 (d) Neither the sale of all or substantially all of the assets of the Corporation, nor the merger or consolidation or share exchange of the Corporation into or with any other corporation or the merger or consolidation or share exchange of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 4.

                 (e) Upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of this Series then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (a) of this Section 4 before any payment shall be made to the holder of any class of capital stock of the Corporation ranking junior to this Series upon liquidation.

                 5. Ranking. Any stock of any class or classes of the Corporation shall be deemed to rank:

                 (a) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;

                 (b) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

                 (c) junior to shares of this Series, either as to dividends or upon liquidation, if such class shall be common stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                 6. Voting Rights. (a) Except as indicated below the shares of this Series shall not be entitled to vote on any matter including, but not limited to:

                          (i) Any merger, consolidation, share exchange or sale of all or substantially all of the assets of the Corporation except to the extent such action changes or alters the preferences, conversion and other rights, voting powers, restrictions, limitation as to dividends, qualifications and terms and conditions of redemption of this Series as expressly set forth herein in a manner adverse to the holders of this Series, or,

                          (ii) An increase in the authorized amount of this Series or the creation, authorization or issuance of an additional series ranking on a parity with the shares of this Series as to dividends or upon liquidation, or to reclassify any authorized stock of the Corporation into any such shares ranking on a parity with, or to authorize or issue any obligation or security convertible into or evidencing the right to purchase any such pari passu shares.

                 (b)      Notwithstanding the foregoing:

                          (i) The affirmative vote of at least two-thirds of the votes entitled to be cast by holders of shares of this Series, shall be necessary for any amendment, alteration or repeal, whether by merger, consolidation, share exchange or otherwise, of the Charter of the Corporation, any articles supplementary thereto or of the resolutions contained in the articles supplementary thereto, which changes or alters the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of this Series as expressly set forth herein in a manner adverse to the holders of this Series;

                          (ii) The affirmative vote of at least two-thirds of the votes entitled to be cast by the holders of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series as to dividends or upon liquidation upon which like voting rights have been conferred and are exercisable, voting together as a single class without regard to series, shall be necessary to authorize or issue any shares of any class of stock of the Corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or to reclassify any authorized stock of the Corporation into any such prior shares, or authorize or issue any obligation or security convertible into or evidencing the right to purchase any such prior shares; and

                          (iii) If at the time of any annual meeting of the Corporation's stockholders for the election of directors there is a default in preference dividends (as hereinafter defined) on this Series, the number of directors constituting the Board of Directors of the Corporation shall be increased by two, and the holders of the shares of this Series (together with the holders of the Preferred Stock of all other series upon which like voting rights have been conferred and are exercisable), shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of common stock, to elect two directors of the Corporation (each a "Preferred Director") to fill such newly created directorships. Each holder of shares of this Series will have one vote for each share of stock held and each holder of each other series of Preferred Stock with like voting rights will have such number of rights, if any, for each share of stock held as may be granted to such holder. Such right shall continue until there are no dividends in arrears upon this Series, subject to re-vesting in the event of each and every subsequent default in preference dividends on this Series. Any Preferred Director may be removed with or without cause by the vote of the holders of record of the outstanding shares of Preferred Stock entitled to elect such Preferred Director, voting together as a single class without regard to series, at a meeting of the Corporation's stockholders, or of the holders of such shares of Preferred Stock, called for the purpose. Any Preferred Director may be removed for cause by the vote of the holders of outstanding shares of stock of the Corporation entitled to vote for the election of directors. So long as a default in any preference dividends on this Series shall exist, (a) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (b)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (b) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of Preferred
                 Stock, voting together as a single class without regard to series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid by the remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever a default in preference dividends shall no longer exist, subject to the rights of the holders of any other series of Preferred Stock, the number of directors constituting the Board of Directors of the Corporation shall be reduced by two. For the purposes hereof, a "default in preference dividends" on this Series shall be deemed to have occurred whenever the amount of accrued dividends upon this Series shall be equivalent to six full quarterly dividends or more (whether or not consecutive), and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all shares of this Series shall have been paid to the end of the last preceding dividend period.

Exhibit 11: Computation of Earnings Per Common Share
           (dollars in thousands, except per share data)

                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
                                                            (unaudited)
PRIMARY
Average common shares outstanding...............         222,763        222,759
Net effect of dilutive stock options--based on
 the treasury stock method using average
 market price...................................           7,133          3,635
                                                     -----------    -----------
  Total.........................................         229,896        226,394
                                                     ===========    ===========

Net income......................................     $    92,222    $    68,725
Less:  preferred stock dividend requirements....           2,813              -
                                                     -----------    -----------
Net income applicable to common stock...........     $    89,409    $    68,725
                                                     ===========    ===========

Per common share amount.........................     $       .39    $       .30
                                                     ===========    ===========



FULLY DILUTED
Average common shares outstanding...............         222,763        222,759
Net effect of dilutive stock options--based on
 the treasury stock method using the higher of
 ending or average market prices................           7,796          4,376
                                                     -----------    -----------
  Total.........................................         230,559        227,135
                                                     ===========    ===========

Net income......................................     $    92,222    $    68,725
Less:  preferred stock dividend requirements....           2,813              -
                                                     -----------    -----------
Net income applicable to common stock...........     $    89,409    $    68,725
                                                     ===========    ===========

Per common share amount.........................     $       .39    $       .30
                                                     ===========    ===========
     Earnings per common share is based on the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of common stock options. Primary earnings per common share assumes the maximum dilutive effect of common stock equivalents, using average market prices. Fully diluted earnings per common share assumes the maximum dilutive effect of common stock equivalents, using the higher of ending or average market prices.

     To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's 1991 Long-Term Incentive Plan, the Board of Directors has approved the purchase on the open market or in privately negotiated transactions of the number of shares issued.


b.  Reports on Form 8-K

  1. Report dated January 17, 1996, reporting MBNA Corporation's earnings release for the fourth quarter of 1995.

  2. Report dated January 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1996.

  3. Report dated February 28, 1996, reporting the securitization of approximately $700.0 million of credit card receivables by MBNA America Bank, N.A.

  4. Report dated February 29, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 1996.

  5. Report dated March 26, 1996, reporting the securitization of approximately $500.0 million of credit card receivables by MBNA America Bank, N.A.

  6. Report dated March 27, 1996, reporting the securitization of approximately $500.0 million of credit card receivables by MBNA America Bank, N.A.

  7. Report dated March 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for March 1996.

  8. Report dated April 18, 1996, reporting MBNA Corporation's earnings release for the first quarter of 1996.

  9. Report dated April 30, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1996.

 10. Report dated May 1, 1996, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              MBNA CORPORATION

Date:  May 15, 1996       By:             /s/   Victor P. Manning
                                         ----------------------------
                                                Victor P. Manning
                                         Sr. Executive Vice President
                                           Chief Accounting Officer
                                            MBNA America Bank, N.A.