Form 10-Q
period 1996-06-30
MBNA CORP
filed 1996-08-14
CIK 870517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996
                              -------------------------------------------------
                                      or

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

                Common Stock, $.01 Par Value -- 222,750,000 Shares
                          Outstanding as of June 30, 1996

                               MBNA CORPORATION AND SUBSIDIARIES

                               Table of Contents

Page

                         Part I -  Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition -                    1
          June 30, 1996 (unaudited) and December 31, 1995

          Consolidated Statements of Income -                                 3
          For the Three and Six Months Ended June 30, 1996 and 1995
          (unaudited)

          Consolidated Statements of Changes in Stockholders' Equity -        5
          For the Six Months Ended June 30, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows -                             7
          For the Six Months Ended June 30, 1996 and 1995 (unaudited)

          Notes to the Consolidated Financial Statements (unaudited)          9

Item 2.   Management's Discussion and Analysis of Financial Condition        11
          and Results of Operations

          Supplemental Financial Information                                 33


                         Part II -  Other Information

Item 1.   Legal Proceedings                                                  35

Item 6.   Exhibits and Reports on Form 8-K                                   35

Signature                                                                    39

                               MBNA CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                            (dollars in thousands)

                                                    June 30,      December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $    296,909    $    291,856
Interest-earning time deposits in other banks....      557,569         448,611
Federal funds sold and securities purchased
 under resale agreements.........................       35,000         125,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,295,205 and $911,877 at June 30,
   1996 and December 31, 1995, respectively).....    1,295,870         912,064
  Held-to-maturity (market value of $901,134
   and $1,188,101 at June 30, 1996 and
   December 31, 1995, respectively)..............      909,122       1,183,727
Loans held for securitization....................    2,811,305       3,168,427
Loans:
  Credit card....................................    4,298,466       4,090,553
  Other consumer.................................    1,058,661         876,938
                                                  ------------    ------------
    Total loans..................................    5,357,127       4,967,491
  Reserve for possible credit losses.............     (110,406)       (104,886)
                                                  ------------    ------------
    Net loans....................................    5,246,721       4,862,605
Premises and equipment, net......................      927,182         816,277
Accrued income receivable........................       84,171          93,636
Accounts receivable from securitizations.........    1,302,483         951,568
Prepaid expenses and deferred charges............      160,092         139,901
Other assets.....................................      327,951         235,217
                                                  ------------    ------------
    Total assets................................. $ 13,954,375    $ 13,228,889
                                                  ============    ============

                                                    June 30,      December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $  6,428,671    $  6,147,599
  Money market deposit accounts..................    2,556,397       2,257,565
  Noninterest-bearing demand deposits............      186,875         169,571
  Interest-bearing transaction accounts..........       24,826          24,514
  Savings accounts...............................       10,494           9,665
                                                  ------------    ------------
    Total deposits...............................    9,207,263       8,608,914
Short-term borrowings............................      108,780         289,543
Long-term debt and bank notes....................    2,754,901       2,657,600
Accrued interest payable.........................       94,268          93,400
Accrued expenses and other liabilities...........      419,832         314,374
                                                  ------------    ------------
    Total liabilities............................   12,585,044      11,963,831

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 6,000,000 shares issued and
 outstanding at June 30, 1996)...................           60              60
Common stock ($.01 par value, 700,000,000 shares
 authorized, 222,750,000 shares issued and
 outstanding at June 30, 1996)...................        2,228           2,228
Additional paid-in capital.......................      477,587         491,735
Retained earnings................................      889,456         771,035
                                                  ------------    ------------
    Total stockholders' equity...................    1,369,331       1,265,058
                                                  ------------    ------------
    Total liabilities and stockholders' equity... $ 13,954,375    $ 13,228,889
                                                  ============    ============


==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                         Consolidated Statements of Income
                 (dollars in thousands, except per share amounts)

                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                 ---------------------  -----------------------
                                   1996        1995        1996        1995
                                 ---------- ----------  ----------- -----------
                                                 (unaudited)
INTEREST INCOME
Loans........................... $  201,742 $  157,705  $   380,721 $   288,562
Investment securities:
  Taxable.......................     30,219     29,667       59,778      58,228
  Tax-exempt....................        838        803        1,662       1,636
Time deposits in other banks....      8,153      1,523       15,057       2,259
Federal funds sold and
 securities purchased under
 resale agreements..............      2,073      1,237        2,816       2,660
Loans held for securitization...     78,789     98,664      184,083     175,397
                                 ---------- ----------  ----------- -----------
   Total interest income........    321,814    289,599      644,117     528,742
INTEREST EXPENSE
Deposits........................    125,378    111,257      248,299     201,441
Short-term borrowings...........      1,859      5,432        4,660       6,801
Long-term debt and bank notes...     44,447     35,053       89,833      62,954
                                 ---------- ----------  ----------- -----------
   Total interest expense.......    171,684    151,742      342,792     271,196
                                 ---------- ----------  ----------- -----------
NET INTEREST INCOME.............    150,130    137,857      301,325     257,546
Provision for possible credit
 losses.........................     49,112     36,516       98,600      62,101
                                 ---------- ----------  ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................    101,018    101,341      202,725     195,445
OTHER OPERATING INCOME
Interchange.....................     22,557     24,110       42,366      43,356
Merchant discount...............      1,875      1,749        4,184       3,940
Credit card fees................     26,530     21,728       52,080      38,847
Loan servicing fees.............    381,807    273,771      718,871     519,391
Processing fees.................      3,520      5,880        8,384      12,152
Other...........................      7,772      5,364       15,724      12,147
                                 ---------- ----------  ----------- -----------
   Total other operating income. $  444,061 $  332,602  $   841,609 $   629,833

                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                 ---------------------  -----------------------
                                   1996        1995        1996        1995
                                 ---------- ----------  ----------- -----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  170,940 $  133,070  $   341,126 $   259,252
Occupancy expense of premises...     15,674      9,810       30,377      19,699
Furniture and equipment expense.     23,283     19,924       45,260      38,384
Other...........................    164,123    143,308      303,789     266,925
                                 ---------- ----------  ----------- -----------
   Total other operating
    expense.....................    374,020    306,112      720,552     584,260
                                 ---------- ----------  ----------- -----------
Income before income taxes and
 special marketing program......    171,059    127,831      323,782     241,018
Special marketing program.......          -          -       54,331           -
                                 ---------- ----------  ----------- -----------
Income before income taxes......    171,059    127,831      269,451     241,018
Applicable income taxes.........     67,739     50,996      106,702      95,458
Tax benefit from Customer-based
 intangible assets..............          -          -      (32,793)          -
                                 ---------- ----------  ----------- -----------
NET INCOME...................... $  103,320 $   76,835  $   195,542 $   145,560
                                 ========== ==========  =========== ===========



EARNINGS PER COMMON SHARE....... $      .44 $      .34  $       .83 $       .64
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............    230,039    228,111      229,968     227,257


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

                        MBNA CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                        Outstanding Shares
                                        ------------------
                                        Preferred  Common   Preferred  Common
                                          (000)     (000)     Stock     Stock
                                        --------- --------  --------- --------

BALANCE, DECEMBER 31, 1995...........       6,000  222,750  $      60 $  2,228
Net income...........................           -        -          -        -
Cash dividends:
  Common-$.32 per share..............           -        -          -        -
  Preferred-$.9375 per share.........           -        -          -        -
Exercise of stock options and other
 awards..............................           -    1,343          -       13
Acquisition and retirement of common
 stock...............................           -   (1,343)         -      (13)
Foreign currency translation, net of
 tax (accumulated amount of ($92)
 at June 30, 1996)...................           -        -          -        -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $459
 at June 30, 1996)...................           -        -          -        -
                                        --------- --------  --------- --------
BALANCE, JUNE 30, 1996...............       6,000  222,750  $      60 $  2,228
                                        ========= ========  ========= ========

BALANCE, DECEMBER 31, 1994...........           -  222,750  $       - $  2,228
Net income...........................           -        -          -        -
Cash dividends:
  Common-$.28 per share..............           -        -          -        -
Exercise of stock options and other
 awards..............................           -    1,096          -       11
Acquisition and retirement of common
 stock...............................           -   (1,096)         -      (11)
Foreign currency translation, net of
 tax (accumulated amount of $690
 at June 30, 1995)...................           -        -          -        -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $360
 at June 30, 1995)...................           -        -          -        -
                                        --------- --------  --------- --------
BALANCE, JUNE 30, 1995...............           -  222,750  $       - $  2,228
                                        ========= ========  ========= ========

                                         Additional                  Total
                                          Paid-in     Retained   Stockholders'
                                          Capital     Earnings      Equity
                                         ----------  ----------  -------------

BALANCE, DECEMBER 31, 1995...........    $  491,735  $  771,035  $   1,265,058
Net income...........................             -     195,542        195,542
Cash dividends:
  Common-$.32 per share..............             -     (71,283)       (71,283)
  Preferred-$.9375 per share.........             -      (5,625)        (5,625)
Exercise of stock options and other
 awards..............................        25,035           -         25,048
Acquisition and retirement of common
 stock...............................       (39,183)          -        (39,196)
Foreign currency translation, net of
 tax (accumulated amount of ($92)
 at June 30, 1996)...................             -        (483)          (483)
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $459
 at June 30, 1996)...................             -         270            270
                                         ----------  ----------  -------------
BALANCE, JUNE 30, 1996...............    $  477,587  $  889,456  $   1,369,331
                                         ==========  ==========  =============

BALANCE, DECEMBER 31, 1994...........    $  374,345  $  543,005  $     919,578
Net income...........................             -     145,560        145,560
Cash dividends:
  Common-$.28 per share..............             -     (62,371)       (62,371)
Exercise of stock options and other
 awards..............................        13,359           -         13,370
Acquisition and retirement of common
 stock...............................       (21,676)          -        (21,687)
Foreign currency translation, net of
 tax (accumulated amount of $690
 at June 30, 1995)...................             -         447            447
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $360
 at June 30, 1995)...................             -       1,192          1,192
                                         ----------  ----------  -------------
BALANCE, JUNE 30, 1995...............    $  366,028  $  627,833  $     996,089
                                         ==========  ==========  =============
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $   195,542    $   145,560
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for possible credit losses............      98,600         62,101
   Depreciation, amortization, and accretion.......      44,387         30,180
   Provision for deferred income taxes.............     (56,481)        11,806
   Decrease (increase) in accrued income
    receivable.....................................       9,465         (4,967)
   Increase in accrued interest payable............         868         23,720
   Increase in other operating activities..........    (279,602)      (156,107)
                                                    -----------    -----------
     Net cash provided by operating activities.....      12,779        112,293

INVESTING ACTIVITIES
Proceeds from maturities of investment securities
 available-for-sale................................   1,743,716      1,587,477
Proceeds from sale of investment securities
 available-for-sale................................           -         25,000
Purchases of investment securities
 available-for-sale................................  (2,118,815)    (1,847,017)
Proceeds from maturities of investment securities
 held-to-maturity .................................     282,295        173,631
Purchases of investment securities
 held-to-maturity..................................      (7,563)        (9,405)
Net increase in money market instruments...........     (18,958)      (553,664)
Proceeds from securitization of loans..............   4,327,562      2,790,568
Portfolio acquisitions.............................    (119,265)             -
Amortization of securitized loans..................    (583,334)      (375,000)
Net loan originations..............................  (3,781,828)    (3,965,018)
Net purchases of premises and equipment............    (147,465)      (183,809)
                                                    -----------    -----------
     Net cash used for investing activities........ $  (423,655)   $(2,357,237)

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
                                                           (unaudited)

FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................. $   317,277    $   323,983
Net increase in time deposits......................     281,072      1,099,051
Net (decrease) increase in short-term borrowings...    (180,763)        82,679
Proceeds from issuance of long-term debt
 and bank notes....................................     155,290        790,959
Maturity of long-term debt and bank notes..........     (62,088)             -
Proceeds from exercise of stock options
 and other awards..................................      15,886          8,206
Acquisition and retirement of common stock.........     (39,196)       (21,687)
Dividends paid.....................................     (71,549)       (57,916)
                                                    -----------    -----------
     Net cash provided by financing activities.....     415,929      2,225,275
                                                    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...       5,053        (19,669)
Cash and cash equivalents at beginning of period...     291,856        158,564
                                                    -----------    -----------
Cash and cash equivalents at end of period......... $   296,909    $   138,895
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $   342,056    $   248,701
                                                    ===========    ===========
Income taxes paid.................................. $    96,132    $    83,825
                                                    ===========    ===========


==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE A: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these consolidated financial statements.

NOTE B: EARNINGS PER COMMON SHARE

     Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

     For comparative purposes, earnings per common share and weighted average common shares outstanding and common stock equivalents have been restated to reflect the three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, paid February 16, 1996, to stockholders of record as of February 2, 1996.

NOTE C: SPECIAL MARKETING PROGRAM

     During the six months ended June 30, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pre-tax) to earnings related to the launch of the MBNA Platinum Plus Visa and Mastercard program. This item was recognized by the Corporation during the three months ended March 31, 1996.

NOTE D: LONG-TERM DEBT AND BANK NOTES

     Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 1996, the Corporation, through MBNA International Bank Limited, a foreign bank subsidiary in the United Kingdom, drew down the following advances from existing credit facilities:

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

In addition, the Corporation issued $50 million of variable rate Senior Medium Term Notes priced at 30 basis points over three month LIBOR, payable quarterly, maturing in 2001.

NOTE E: TAX BENEFIT FROM CUSTOMER-BASED INTANGIBLE ASSETS

     Net income for the six months ended June 30, 1996, includes a $32.8 million tax benefit. As previously described in the Corporation's annual reports to stockholders, the Corporation acquired Customer-based intangible assets in connection with its 1991 initial public offering. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining amount of the tax benefit relating to the intangible assets in the first quarter of $32.8 million.

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

EARNINGS SUMMARY

     Net income for the three and six months ended June 30, 1996 was $103.3 million and $195.5 million, or $.44 per common share and $.83 per common share, increasing 34.5% and 34.3% from $76.8 million and $145.6 million or $.34 per common share and $.64 per common share for the same periods in 1995, respectively. Earnings per common share is computed using weighted average common shares outstanding, including common stock equivalents, of 230.0 million shares for the three and six months ended June 30, 1996 and 228.1 million and
227.3 million shares for the same periods in 1995, respectively.

     The overall growth in earnings was primarily attributable to the growth in average managed loans outstanding. Average managed loans increased 35.2% and 37.5% to $29.1 billion and $28.0 billion for the three and six months ended June 30, 1996, compared to $21.5 billion and $20.4 billion for the same periods in 1995, respectively. Included in average managed loans are the Corporation's loans held for securitization, loan portfolio, and securitized loans.

     The Corporation continues to be an active participant in the asset securitization market. Securitizations leave net income substantially the same by converting interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into loan servicing fees, while reducing the Corporation's on-balance-sheet assets. During the three and six months ended June 30, 1996, the Corporation securitized approximately $2.6 billion and $4.3 billion of loan receivables bringing the total amount of outstanding securitized loans to $22.4 billion as of June 30, 1996.

     Return on average total assets for the three and six months ended June 30, 1996, was 3.03% and 2.91%, compared to 2.69% and 2.76% for the same periods during 1995, respectively. The higher returns are primarily a result of a 34.5% and 34.3% increase in net income. These increases in net income exceeded the 19.6% and 27.2% increases in the Corporation's average total assets for the three and six months ended June 30, 1996, respectively. Return on average stockholders' equity for the three and six months ended June 30, 1996, was 32.13% and 31.02%, compared to 32.37% and 31.41% for the same periods in 1995, respectively. The lower returns are primarily a result of an increase in average stockholders' equity related to the issuance of $150.0 million of 7 1/2% Cumulative Preferred Stock, Series A, in November 1995 by the Corporation which offset the increase in net income over the same periods.

NET INTEREST INCOME

     Net interest income for the three and six months ended June 30, 1996, on a fully taxable equivalent basis, was $150.6 million and $302.2 million, respectively, compared to $138.3 million and $258.4 million for the same periods in 1995. The increases in net interest income for the three and six months ended June 30, 1996 are primarily a result of an increase in average interest-earning assets of $1.3 billion and $2.0 billion, respectively, partially offset by increases of $1.8 billion and $2.4 billion in average interest-bearing liabilities for the same periods. The increase in interest-earning assets during the three months ended June 30, 1996 was a result of increases in average investments and money market instruments of $666.2 million and average loan receivables of $623.8 million, while the increase for the six months ended June 30, 1996 was due to an increase in average investments and money market instruments of $587.1 million and average loan receivables of $1.4 billion, respectively. The increase in interest-bearing liabilities during these periods resulted primarily from funding the increases in interest-earning assets.

     The net interest margin, on a fully taxable equivalent basis, was 5.52% and 5.58% for the three and six months ended June 30, 1996, compared to 5.73% and 5.85% for the same periods in 1995, respectively.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

     Interest income earned on investment securities and money market instruments, on a fully taxable equivalent basis, increased $8.1 million and $14.5 million for the three and six months ended June 30, 1996, as compared to the same periods in 1995, respectively. The increase is primarily the result of an increase of $568.5 million and $477.3 million in average money market instruments from the same period in 1995. The increases in average money market instruments are the result of the timing of receipt of funds from asset securitizations. Funds received from these securitizations are typically invested in money market instruments and investment securities available-for-sale until they are needed to fund loan growth. The increases in interest income earned on investment securities and money market instruments were partially offset by a decline of 24 basis points and 23 basis points in the yields earned on the Corporation's investment securities and money market instruments for the three and six months ended June 30, 1996, as compared to the same periods in 1995, respectively.

LOAN RECEIVABLES

     Interest income generated by the Corporation's loan receivables increased $24.2 million and $100.8 million to $280.5 million and $564.8 million for the three and six months ended June 30, 1996, as compared to the same periods in 1995, respectively. The increase is attributable to an increase in average loan receivables of $623.8 million and $1.4 billion for the three and six months ended June 30, 1996, compared to the same periods in 1995, respectively. The yields earned on the Corporation's loan receivables increased by 17 basis points and 6 basis points for the three and six months ended June 30, 1996 as compared to the same periods in 1995, respectively.

     At June 30, 1996, variable-rate credit cards and home equity loans were 43.6% of total managed loans, compared to 39.9% at December 31, 1995. These variable-rate loans are indexed to the U.S. Prime Rate published in The Wall Street Journal and generally reprice quarterly.

DEPOSITS

     Total interest expense on deposits increased $14.1 million and $46.9 million to $125.4 million and $248.3 million for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increase is primarily the result of an increase in average interest-bearing deposits of $1.4 billion and $1.7 billion for the three and six months ended June 30, 1996, respectively, as the Corporation continues to emphasize marketing certificates of deposits and money market deposit accounts to fund loan growth and diversify funding sources. The average rates paid on interest-bearing deposits for the three and six months ended June 30, 1996 decreased 24 basis points and 2 basis points from 1995, respectively.

BORROWED FUNDS

     Interest expense on short-term borrowings decreased $3.6 million and $2.1 million to $1.9 million and $4.7 million for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily the result of a $209.1 million and $49.2 million decline in average short-term borrowings for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The Corporation did not utilize these funding alternatives during 1996 as a result of the timing of the securitizations.

     Total interest expense on long-term debt and bank notes increased $9.4 million and $26.9 million to $44.4 million and $89.8 million for the three and six months ended June 30, 1996, compared to the same periods in 1995, respectively. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to fund loan growth, acquire premises and equipment, and diversify funding sources. As a result, average long-term debt and bank notes increased $620.3 million and $812.5 million to $2.8 billion and $2.7 billion for the three and six months ended June 30, 1996 from $2.1 billion and $1.9 billion for the same periods in 1995, respectively.

TABLE 1: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME AND EXPENSE (dollars in thousands; yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    600,037   5.46% $     8,153
  Federal funds sold and securities purchased
   under resale agreements....................      155,758   5.35        2,073
                                               ------------         -----------
    Total money market instruments............      755,795   5.44       10,226
Investment securities(a):
  Taxable.....................................    2,077,487   5.85       30,219
  Tax-exempt(b)...............................       85,657   6.05        1,289
                                               ------------         -----------
    Total investment securities...............    2,163,144   5.86       31,508
Loans held for securitization.................    2,264,506  13.99       78,789
Loans:
  Credit card.................................    4,809,870  14.05      168,075
  Other consumer..............................      979,032  13.83       33,667
                                               ------------         -----------
    Total loans...............................    5,788,902  14.02      201,742
                                               ------------         -----------
      Total interest-earning assets...........   10,972,347  11.81  $   322,265
Cash and due from banks.......................      317,623
Premises and equipment, net...................      901,957
Other assets..................................    1,622,689
Reserve for possible credit losses............     (106,892)
                                               ------------
      Total assets............................ $ 13,707,724
                                               ============

                                                  For the Three Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  6,424,094   5.78% $    92,283
  Money market deposit accounts...............    2,516,701   5.23       32,723
  Interest-bearing transaction accounts.......       22,961   4.50          257
  Savings accounts............................       10,374   4.46          115
                                               ------------         -----------
    Total interest-bearing deposits...........    8,974,130   5.62      125,378
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       39,341   5.37          525
  Other short-term borrowings.................       98,506   5.45        1,334
  Long-term debt and bank notes(c)............    2,763,801   6.47       44,447
                                               ------------         -----------
    Total borrowed funds......................    2,901,648   6.42       46,306
                                               ------------         -----------
      Total interest-bearing liabilities......   11,875,778   5.81      171,684
Demand deposits...............................      172,113
Other liabilities.............................      366,690
                                               ------------
      Total liabilities.......................   12,414,581
Stockholders' equity..........................    1,293,143
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 13,707,724
                                               ============         -----------
      Net interest income.....................                      $   150,581
                                                                    ===========
      Net interest margin.....................                5.52
      Interest rate spread....................                6.00

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1996 was $451.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                  For the Three Months Ended
                                                        June 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    106,242   5.75% $     1,523
  Federal funds sold and securities purchased
   under resale agreements....................       81,033   6.12        1,237
                                               ------------         -----------
    Total money market instruments............      187,275   5.91        2,760
Investment securities(a):
  Taxable.....................................    1,988,846   5.98       29,667
  Tax-exempt(b)...............................       76,626   6.46        1,235
                                               ------------         -----------
    Total investment securities...............    2,065,472   6.00       30,902
Loans held for securitization.................    2,867,121  13.80       98,664
Loans:
  Credit card.................................    3,975,904  13.89      137,644
  Other consumer..............................      586,609  13.72       20,061
                                               ------------         -----------
    Total loans...............................    4,562,513  13.86      157,705
                                               ------------         -----------
      Total interest-earning assets...........    9,682,381  12.01  $   290,031
Cash and due from banks.......................      176,396
Premises and equipment, net...................      651,301
Other assets..................................    1,055,251
Reserve for possible credit losses............     (102,953)
                                               ------------
      Total assets............................ $ 11,462,376
                                               ============

                                                  For the Three Months Ended
                                                         June 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  5,808,479   5.84% $    84,531
  Money market deposit accounts...............    1,775,112   5.96       26,394
  Interest-bearing transaction accounts.......       17,246   5.26          226
  Savings accounts............................        8,164   5.21          106
                                               ------------         -----------
    Total interest-bearing deposits...........    7,609,001   5.86      111,257
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       78,483   6.14        1,202
  Other short-term borrowings.................      268,452   6.32        4,230
  Long-term debt and bank notes(c)............    2,143,479   6.56       35,053
                                               ------------         -----------
    Total borrowed funds......................    2,490,414   6.52       40,485
                                               ------------         -----------
      Total interest-bearing liabilities......   10,099,415   6.03      151,742
Demand deposits...............................      121,935
Other liabilities.............................      288,947
                                               ------------
      Total liabilities.......................   10,510,297
Stockholders' equity..........................      952,079
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 11,462,376
                                               ============         -----------
      Net interest income.....................                      $   138,289
                                                                    ===========
      Net interest margin.....................                5.73
      Interest rate spread....................                5.98


(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1995 was $432.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                   For the Six Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    543,261   5.57% $    15,057
  Federal funds sold and securities purchased
   under resale agreements....................      104,764   5.41        2,816
                                               ------------         -----------
    Total money market instruments............      648,025   5.55       17,873
Investment securities(a):
  Taxable.....................................    2,057,567   5.84       59,778
  Tax-exempt(b)...............................       85,060   6.05        2,557
                                               ------------         -----------
    Total investment securities...............    2,142,627   5.85       62,335
Loans held for securitization.................    2,639,403  14.03      184,083
Loans:
  Credit card.................................    4,521,827  13.99      314,568
  Other consumer..............................      945,816  14.07       66,153
                                               ------------         -----------
    Total loans...............................    5,467,643  14.00      380,721
                                               ------------         -----------
      Total interest-earning assets...........   10,897,698  11.90  $   645,012
Cash and due from banks.......................      321,119
Premises and equipment, net...................      873,603
Other assets..................................    1,527,085
Reserve for possible credit losses............     (106,568)
                                               ------------
      Total assets............................ $ 13,512,937
                                               ============

                                                   For the Six Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  6,339,904   5.81% $   183,136
  Money market deposit accounts...............    2,437,076   5.32       64,425
  Interest-bearing transaction accounts.......       22,290   4.59          509
  Savings accounts............................       10,043   4.59          229
                                               ------------         -----------
    Total interest-bearing deposits...........    8,809,313   5.67      248,299
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       82,556   5.36        2,202
  Other short-term borrowings.................       90,087   5.49        2,458
  Long-term debt and bank notes(c)............    2,745,751   6.58       89,833
                                               ------------         -----------
    Total borrowed funds......................    2,918,394   6.51       94,493
                                               ------------         -----------
      Total interest-bearing liabilities......   11,727,707   5.88      342,792
Demand deposits...............................      166,383
Other liabilities.............................      351,009
                                               ------------
      Total liabilities.......................   12,245,099
Stockholders' equity..........................    1,267,838
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 13,512,937
                                               ============         -----------
      Net interest income.....................                      $   302,220
                                                                    ===========
      Net interest margin.....................                5.58
      Interest rate spread....................                6.02

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the six months ended June 30, 1996 was $895.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                   For the Six Months Ended
                                                        June 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $     80,808   5.64% $     2,259
  Federal funds sold and securities purchased
   under resale agreements....................       89,956   5.96        2,660
                                               ------------         -----------
    Total money market instruments............      170,764   5.81        4,919
Investment securities(a):
  Taxable.....................................    1,954,612   6.01       58,228
  Tax-exempt(b)...............................       78,148   6.50        2,517
                                               ------------         -----------
    Total investment securities...............    2,032,760   6.03       60,745
Loans held for securitization.................    2,539,100  13.93      175,397
Loans:
  Credit card.................................    3,607,808  14.00      250,420
  Other consumer..............................      559,570  13.75       38,142
                                               ------------         -----------
    Total loans...............................    4,167,378  13.96      288,562
                                               ------------         -----------
      Total interest-earning assets...........    8,910,002  11.99  $   529,623
Cash and due from banks.......................      172,629
Premises and equipment, net...................      612,470
Other assets..................................    1,034,149
Reserve for possible credit losses............     (102,365)
                                               ------------
      Total assets............................ $ 10,626,885
                                               ============

                                                   For the Six Months Ended
                                                        June 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  5,410,739   5.64% $   151,228
  Money market deposit accounts...............    1,701,915   5.87       49,560
  Interest-bearing transaction accounts.......       17,586   5.17          451
  Savings accounts............................        7,910   5.15          202
                                               ------------         -----------
    Total interest-bearing deposits...........    7,138,150   5.69      201,441
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       57,334   6.14        1,745
  Other short-term borrowings.................      164,462   6.20        5,056
  Long-term debt and bank notes(c)............    1,933,281   6.57       62,954
                                               ------------         -----------
    Total borrowed funds......................    2,155,077   6.53       69,755
                                               ------------         -----------
      Total interest-bearing liabilities......    9,293,227   5.88      271,196
Demand deposits...............................      117,858
Other liabilities.............................      281,355
                                               ------------
      Total liabilities.......................    9,692,440
Stockholders' equity..........................      934,445
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 10,626,885
                                               ============         -----------
      Net interest income.....................                      $   258,427
                                                                    ===========
      Net interest margin.....................                5.85
      Interest rate spread....................                6.11

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the six months ended June 30, 1995 was $881.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

     Total other operating income increased $111.5 million and $211.8 million or 33.5% and 33.6% to $444.1 million and $841.6 million for the three and six months ended June 30, 1996, from $332.6 million and $629.8 million for the same periods in 1995, respectively. These increases are primarily attributable to a 39.5% and 38.4% increase in loan servicing fees, which grew $108.0 million and $199.5 million to $381.8 million and $718.9 million for the three and six months ended June 30, 1996, as compared to the same periods for 1995, respectively. The increases in loan servicing fees are primarily the result of a $7.0 billion and $6.3 billion, or 49.4% and 45.7% increase in average securitized loans to $21.0 billion and $19.9 billion for the three and six months ended June 30, 1996, respectively. Loan servicing fees, generated by securitized loans, consist of interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses. In addition, credit card fees increased $4.8 million and $13.2 million during the three and six months ended June 30, 1996, as compared to the same periods for 1995, respectively, primarily resulting from increases in overlimit and late fees in 1996.

OTHER OPERATING EXPENSE

     Total other operating expense increased 22.2% and 23.3% to $374.0 million and $720.6 million for the three and six months ended June 30, 1996 from $306.1 million and $584.3 million for the same periods in 1995, respectively. The growth in other operating expense reflects the Corporation's continued expansion of business development activities including regional marketing and sales, account activation, Customer retention, and Customer service. These activities are expected to enhance the ability of the Corporation to attract and retain Customers. During the three and six months ended June 30, 1996, the Corporation opened approximately 2.2 million and 4.0 million new accounts, respectively. Table 2 presents the other expense component of other operating expense.

TABLE 2: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                       1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................. $  43,929  $  41,624  $  81,206  $  73,732
Advertising........................    30,802     20,343     44,216     33,380
Collection.........................     6,333      5,018     12,619      9,825
Stationery and supplies............     6,443      5,230     11,775      9,450
Service bureau.....................     5,052      4,928      9,862      9,330
Postage and delivery...............    28,267     26,699     53,234     51,550
Telephone usage....................    11,050      8,986     20,805     17,344
Credit card fraud losses...........    12,107     10,348     23,111     20,468
Amortization of intangible assets..     2,403      2,180      4,929      4,608
Computer software..................     5,239      4,185     10,485      7,860
Other..............................    12,498     13,767     31,547     29,378
                                    ---------  ---------  ---------  ---------
  Total other expense.............. $ 164,123  $ 143,308  $ 303,789  $ 266,925
                                    =========  =========  =========  =========

SPECIAL MARKETING PROGRAM

     During the six months ended June 30, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pre-tax) to earnings related to the launch of the MBNA Platinum Plus Visa and Mastercard program. This item was recognized by the Corporation during the three months ended March 31, 1996.

TAX BENEFIT FROM CUSTOMER-BASED INTANGIBLE ASSETS

     Net income for the six months ended June 30, 1996, includes a $32.8 million tax benefit. As previously described in the Corporation's annual reports to stockholders, the Corporation acquired Customer-based intangible assets in connection with its 1991 initial public offering. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining amount of the tax benefit relating to the intangible assets in the first quarter of $32.8 million.

ASSET QUALITY

Delinquencies

     An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is charged off. Delinquency as a percentage of the Corporation's loans was 3.31% at June 30, 1996, compared with 3.11% at December 31, 1995. The Corporation's loan delinquency has continued to increase from December 31, 1995 to a level that the Corporation believes is more consistent with its long-term historical delinquency rate. The Corporation believes that several factors, including general economic conditions, increased consumer debt levels, and the seasoning or increase in the average age of the Corporation's loan receivables, contributed to the increase in delinquency. As new accounts season the delinquency rate on these accounts generally rises then stabilizes. Table 3 presents the delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 3: DELINQUENT LOANS
(dollars in thousands)

                                        June 30, 1996        December 31, 1995
                                      -----------------      -----------------
                                         (unaudited)
Loan portfolio.....................   $ 5,357,127            $ 4,967,491
Loans delinquent:
  30 to 59 days....................   $    72,911  1.36%     $    65,651  1.32%
  60 to 89 days....................        33,272   .62           30,162   .61
  90 or more days..................        71,195  1.33           58,894  1.18
                                      -----------  ----      -----------  ----
    Total..........................   $   177,378  3.31%     $   154,707  3.11%
                                      ===========  ====      ===========  ====

Net Credit Losses

     The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. After being charged off, the loans are referred to the Corporation's recovery department. Net credit losses for the three and six months ended June 30, 1996 for the Corporation's loan portfolio were $45.7 million and $93.1 million, compared to $34.9 million and $59.5 million for the same periods in 1995, respectively. Net credit losses as a percentage of average loan receivables were 2.27% and 2.30% for the three and six months ended June 30, 1996, compared to 1.88% and 1.78% for the same periods last year, respectively. For the full year ended December 31, 1995, net credit losses were 1.91% of average loan receivables.

Reserve and Provision for Possible Credit Losses

     The loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors that deserve current recognition. A provision is charged to operating expense to maintain the reserve level within this range. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing loan servicing fees rather than the reserve for possible credit losses. The provision for possible credit losses for the three and six months ended June 30, 1996 was $49.1 million and $98.6 million compared to $36.5 million and $62.1 million for the same periods in 1995, respectively. The increase in the Corporation's provision for possible credit losses primarily reflects the increase in the Corporation's net credit losses. Table 4 presents the change to the Corporation's reserve for possible credit losses.

TABLE 4:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                ----------------------  ----------------------
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
                                                  (unaudited)
Reserve balance, beginning
 of period..................... $  106,904  $  102,488  $  104,886  $  101,519
  Reserves acquired............         26           -          26           -
  Provision charged
   to operating expense........     49,112      36,516      98,600      62,101
  Foreign currency translation.         82         (48)         10          28

  Credit losses................    (62,338)    (44,504)   (121,446)    (78,178)
  Recoveries...................     16,620       9,649      28,330      18,631
                                ----------  ----------  ----------  ----------
    Net credit losses..........    (45,718)    (34,855)    (93,116)    (59,547)
                                ----------  ----------  ----------  ----------

Reserve balance, end of period. $  110,406  $  104,101  $  110,406  $  104,101
                                ==========  ==========  ==========  ==========

LIQUIDITY

     The objective of liquidity management is to diversify the sources of funds available to meet the Corporation's operating requirements. Also, as part of the liquidity management process, the Corporation anticipates the level of funds required for future periods and regularly reviews funding alternatives based on its asset and liability mix. These requirements include funding new loans, deposit withdrawals, long-term debt and bank note maturities and the portion of loans previously securitized that need to be refinanced as the underlying securitizations amortize. Funding is provided from a variety of sources, including deposits, debt issuance, and securitizations. The Corporation also borrows in the short-term and interbank funding markets.

     Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at June 30, 1996 and December 31, 1995 were $9.2 billion and $8.6 billion, respectively. The Corporation continues to focus on increasing its direct deposits primarily as a result of offering competitive rates on money market deposit accounts and certificates of deposits. Table 5 presents the maturities of the Corporation's deposits as of June 30, 1996.

TABLE 5: MATURITIES OF DEPOSITS AT JUNE 30, 1996
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less....................  $ 3,597,931  $   559,887  $ 4,157,818
Over three months through twelve months.    1,417,632      431,524    1,849,156
Over one year through five years........    1,672,973    1,509,924    3,182,897
Over five years.........................        9,389        8,003       17,392
                                          -----------  -----------  -----------
  Total deposits........................  $ 6,697,925  $ 2,509,338  $ 9,207,263
                                          ===========  ===========  ===========

     The Corporation also holds investment securities, which are generally AAA-rated securities, of $2.2 billion at June 30, 1996, most of which can be used as collateral under repurchase agreements. Also, the Corporation had $592.6 million of money market instruments at June 30, 1996. Of the $2.2 billion in investment securities, $1.3 billion were classified as available-for-sale. These investment securities, in addition to the money market instruments, provide increased liquidity and flexibility to support the Corporation's anticipated growth and funding needs.

     Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in table 6.

TABLE 6: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 1996
(dollars in thousands)
                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1                           After
                                      Year     1-5 Years  5-10 Years  10 Years
                                    ---------  ---------  ----------  ---------
                                                    (unaudited)
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $ 436,752  $       -  $        -  $       -
State and political subdivisions
 of the United States.............     60,943     23,886           -          -
Asset-backed and other securities.     30,011    654,979      89,299          -
                                    ---------  ---------  ----------  ---------
  Total investment securities
   available-for-sale.............  $ 527,706  $ 678,865  $   89,299  $       -
                                    =========  =========  ==========  =========

HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $ 417,880  $ 326,397  $        -  $  38,064
State and political subdivisions
 of the United States.............          -          -           -        437
Asset-backed and other securities.     59,181     56,746       1,000      9,417
                                    ---------  ---------  ----------  ---------
  Total investment securities
   held-to-maturity...............  $ 477,061  $ 383,143  $    1,000  $  47,918
                                    =========  =========  ==========  =========

                                                 Book        Market
                                                 Value       Value
                                              -----------  -----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..            $   436,752  $   436,752
State and political subdivisions
 of the United States.............                 84,829       84,829
Asset-backed and other securities.                774,289      774,289
                                              -----------  -----------
  Total investment securities
   available-for-sale.............            $ 1,295,870  $ 1,295,870
                                              ===========  ===========

HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..            $   782,341  $   774,732
State and political subdivisions
 of the United States.............                    437          371
Asset-backed and other securities.                126,344      126,031
                                              -----------  -----------
  Total investment securities
   held-to-maturity...............            $   909,122  $   901,134
                                              ===========  ===========

CAPITAL ADEQUACY

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, Total capital, and Leverage ratios. At June 30, 1996, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. Both the Corporation's and the Bank's risk-based capital ratios, shown in table 7, have been computed in accordance with regulatory accounting policies.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                    June 30, 1996
                                       ----------------------------------------
                                          MBNA       MBNA America     Minimum
                                       Corporation    Bank, N.A.   Requirements
                                       -----------   ------------  ------------
                                                     (unaudited)
Tier 1............................        11.24%         9.01%         4.00%
Total.............................        13.79         11.82          8.00
Leverage..........................         9.94          7.85          3.00

     During the three and six months ended June 30, 1996, the Corporation declared dividends on its preferred and common stock of $38.5 million and $76.9 million, respectively. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities.

     The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 1996, the amount of retained earnings available for declaration of dividends from the Bank to the Corporation was $417.5 million. Payment of dividends by the Bank to the Corporation, however, may be limited by federal bank regulatory agencies.

     The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of June 30, 1996. If this facility were drawn upon as of June 30, 1996, the amount of retained earnings available for declaration of dividends would have been limited to $209.3 million.

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

     During the three and six months ended June 30, 1996, the Bank securitized loan receivables totaling $2.6 billion and $4.3 billion respectively, through both public and private markets. These securitizations bring the total amount of outstanding securitized loans to $22.4 billion or 73.3% of managed loans as of June 30, 1996. Amortization of previously securitized loan receivables totaled $416.7 million and $583.3 million for the three and six months ended June 30, 1996. During the amortization period, new charges and cash advances are for the account of the Bank, which increases the Corporation's on-balance-sheet assets. An additional $1.2 billion of previously securitized loans will amortize into the Bank's loan portfolio during the remainder of 1996.

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

     Table 8 compares the average annualized yield for the three-month period ended June 30, 1996, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 8: YIELDS ON SECURITIZED TRANSACTIONS(a)

                                         Three-Month Average
                                       -----------------------   Yield in
                                       Annualized    Minimum     Excess of
                                         Yield        Yield       Minimum
                                       ----------  -----------   ---------
                                                   (unaudited)
MasterTrust 91-1(b)..................    19.14%       14.23%       4.91%
MasterTrust 92-1.....................    18.00        13.49        4.51
MasterTrust 92-2.....................    18.00        12.44        5.56
MasterTrust 92-3.....................    18.00        12.13        5.87
MasterTrust 93-1.....................    18.00        12.08        5.92
MasterTrust 93-2(b)..................    20.25        12.40        7.85
MasterTrust 93-3.....................    18.00        11.64        6.36
MasterTrust 93-4.....................    18.00        12.03        5.97
MasterTrust 94-1.....................    18.00        11.93        6.07
MasterTrust 94-2.....................    18.00        11.99        6.01
MasterTrust II 94-A..................    16.93        11.83        5.10
MasterTrust II 94-B..................    16.93        11.81        5.12
MasterTrust II 94-C..................    16.93        11.92        5.01
MasterTrust II 94-D..................    16.93        11.82        5.11
MasterTrust II 94-E..................    16.93        11.79        5.14
Gold Reserve.........................    18.43        12.88        5.55
MasterTrust II 95-A..................    16.93        11.93        5.00
MasterTrust II 95-B..................    16.93        11.81        5.12
MasterTrust II 95-C..................    16.93        11.87        5.06
MasterTrust II 95-D..................    16.93        11.73        5.20
MasterTrust II 95-E..................    16.93        11.88        5.05
Cards No. 1..........................    18.88        11.34        7.54
MasterTrust II 95-F..................    16.93        12.65        4.28
MasterTrust II 95-G..................    16.93        11.87        5.06
MasterTrust II 95-H..................    16.93        11.72        5.21
MasterTrust II 95-I..................    16.93        11.81        5.12
MasterTrust II 95-J..................    16.93        11.89        5.04
MasterTrust II 96-A..................    16.93        11.85        5.08
MasterTrust II 96-B..................    16.97        12.60        4.37
MasterTrust II 96-C..................    17.03        12.49        4.54

(a) MasterTrust II 96-D issued on May 1, 1996, MasterTrust II 96-E issued on May 21, 1996, Cards No. 2 issued on June 20, 1996, and MasterTrust II 96-F issued on June 25, 1996 are excluded from the yields presented above as a result of their recency.
(b) Represents a maturing transaction that has entered its scheduled controlled amortization period.

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

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. As required, the Corporation will adopt Statement No. 125 for transactions occurring after December 31, 1996 and is presently evaluating the impact Statement No. 125 will have on the Corporation's consolidated financial statements.

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

IMPACT OF SECURITIZATIONS ON INCOME BEFORE INCOME TAXES AND SPECIAL MARKETING PROGRAM
(dollars in thousands)

                                 For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1996       1995       1996        1995
                                 ---------- ---------- ----------- -----------
Consolidated Statements of
 Income (As Reported)
  Net interest income........... $  150,130 $  137,857 $   301,325 $   257,546
  Provision for possible credit
   losses.......................     49,112     36,516      98,600      62,101
  Other operating income........    444,061    332,602     841,609     629,833
  Other operating expense.......    374,020    306,112     720,552     584,260
                                 ---------- ---------- ----------- -----------
 Income before income taxes and
  special marketing program..... $  171,059 $  127,831 $   323,782 $   241,018
                                 ========== ========== =========== ===========
Adjustments for Securitizations
 (Supplemental)
  Net interest income........... $  459,202 $  298,050 $   874,326 $   565,998
  Provision for possible credit
   losses.......................    205,638    107,072     379,434     209,770
  Other operating income........   (253,564)  (190,978)   (494,892)   (356,228)
  Other operating expense.......          -          -           -           -
                                 ---------- ---------- ----------- -----------
  Income before income taxes and
   special marketing program.... $        - $        - $         - $         -
                                 ========== ========== =========== ===========
Managed Income Statements
 (Supplemental)
  Net interest income........... $  609,332 $  435,907 $ 1,175,651 $   823,544
  Provision for possible credit
   losses.......................    254,750    143,588     478,034     271,871
  Other operating income........    190,497    141,624     346,717     273,605
  Other operating expense.......    374,020    306,112     720,552     584,260
                                 ---------- ---------- ----------- -----------
  Income before income taxes and
   special marketing program.... $  171,059 $  127,831 $   323,782 $   241,018
                                 ========== ========== =========== ===========

MANAGED ASSET DATA
(dollars in thousands)

                                           June 30, 1996    December 31, 1995
                                         -----------------  -----------------
AT PERIOD END:
  Loans held for securitization......... $       2,811,305  $       3,168,427
  Loan portfolio........................         5,357,127          4,967,491
  Securitized loans.....................        22,396,267         18,575,786
                                         -----------------  -----------------
    Total managed loans................. $      30,564,699  $      26,711,704
                                         =================  =================
    Total managed interest-earning
     assets............................. $      33,362,260  $      29,381,106
                                         =================  =================
    Total managed assets................ $      36,350,642  $      31,804,675
                                         =================  =================




                             For the Three Months       For the Six Months
                                Ended June 30,            Ended June 30,
                           ------------------------- -------------------------
                               1996         1995         1996         1995
                           ------------ ------------ ------------ ------------
AVERAGE:
  Loans held for
   securitization......... $  2,264,506 $  2,867,121 $  2,639,403 $  2,539,100
  Loan portfolio..........    5,788,902    4,562,513    5,467,643    4,167,378
  Securitized loans.......   21,029,887   14,078,956   19,939,966   13,688,700
                           ------------ ------------ ------------ ------------
    Total managed loans... $ 29,083,295 $ 21,508,590 $ 28,047,012 $ 20,395,178
                           ============ ============ ============ ============
    Total managed
     interest-earning
     assets............... $ 32,002,234 $ 23,761,337 $ 30,837,664 $ 22,598,702
                           ============ ============ ============ ============
    Total managed assets.. $ 34,737,611 $ 25,541,332 $ 33,452,903 $ 24,315,585
                           ============ ============ ============ ============

MANAGED RATIOS:
  Net interest margin
   (on an FTE basis).....          7.66%        7.37%        7.67%        7.36%
  Delinquency............          3.87         3.23
  Net credit losses......          3.46         2.64         3.37         2.64

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, MBNA America Bank, N. A. ("Bank") was a defendant in five purported class action suits alleging that it improperly collected late and/or other fees under various state laws. After the United States Supreme Court ruled on June 3, 1996 in a similar case involving another national bank that such fees were permissible under the National Bank Act, each suit against the Bank was, or is in the process of being, formally terminated. Copeland v.
MBNA: on June 10, 1996, the United States Supreme Court refused to hear an appeal from a decision of the Colorado Supreme Court favorable to the Bank. Thompson v. MBNA: on June 17, 1996, the United States Circuit Court for the Third Circuit approved the cardholder's dismissal of her appeal from a decision favorable to the Bank. McCormick v. MBNA: on June 26, 1996, the United States District Court for the District of New Jersey approved the cardholders' dismissal of their lawsuit. Newman v. MBNA: on July 22,1996, the United States District Court for the District of New Jersey approved the cardholder's dismissal of his lawsuit. Cooperman v. MBNA: on July 25, 1996, a stipulation and order of dismissal was submitted for approval to Superior Court for the State of California for the County of Los Angeles.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Index of Exhibits

Exhibit                Description of Exhibit
- -------                ----------------------

11                     Computation of Earnings Per Common Share

27                     Financial Data Schedule

Exhibit 11: Computation of Earnings Per Common Share
           (dollars in thousands, except per share data)

                                     For the Three Months   For the Six Months
                                        Ended June 30,        Ended June 30,
                                     --------------------  --------------------
                                       1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
                                                    (unaudited)
PRIMARY
Average common shares outstanding...   222,757    222,759    222,760    222,759
Net effect of dilutive stock
 options--based on the treasury
 stock method using average
 market price.......................     7,282      5,352      7,208      4,498
                                     ---------  ---------  ---------  ---------
  Total.............................   230,039    228,111    229,968    227,257
                                     =========  =========  =========  =========

Net income.......................... $ 103,320  $  76,835  $ 195,542  $ 145,560
Less:  preferred stock dividend
 requirements.......................     2,812          -      5,625          -
                                     ---------  ---------  ---------  ---------
Net income applicable to common
 stock..... ........................ $ 100,508  $  76,835  $ 189,917  $ 145,560
                                     =========  =========  =========  =========
Per common share amount............. $     .44  $     .34  $     .83  $     .64
                                     =========  =========  =========  =========

FULLY DILUTED
Average common shares outstanding...   222,757    222,759    222,760    222,759
Net effect of dilutive stock
 options--based on the treasury
 stock method using the higher of
 ending or average market prices....     7,282      5,784      7,539      5,784
                                     ---------  ---------  ---------  ---------
  Total.............................   230,039    228,543    230,299    228,543
                                     =========  =========  =========  =========

Net income.......................... $ 103,320  $  76,835  $ 195,542  $ 145,560
Less:  preferred stock dividend
 requirements.......................     2,812          -      5,625          -
                                     ---------  ---------  ---------  ---------
Net income applicable to common
 stock..... ........................ $ 100,508  $  76,835  $ 189,917  $ 145,560
                                     =========  =========  =========  =========
Per common share amount............. $     .44  $     .34  $     .82  $     .64
                                     =========  =========  =========  =========

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

  2. Report dated April 30, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1996.

  3. Report dated May 1, 1996, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

  4. Report dated May 21, 1996, reporting the securitization of approximately $750.0 million of credit card receivables by MBNA America Bank, N.A.

  5. Report dated May 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for May 1996.

  6. Report dated June 20, 1996, reporting the securitization of approximately 250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

  7. Report dated June 30, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for June 1996.

  8. Report dated July 11, 1996, reporting MBNA Corporation's earnings release for the second quarter of 1996.

  9. Report dated July 17, 1996, reporting the securitization of approximately $500.0 million of credit card receivables by MBNA America Bank, N.A.

 10. Report dated July 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1996.

 11. Report dated August 14, 1996, reporting the securitization of approximately $1.2 billion of credit card receivables by MBNA America Bank, N.A.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               MBNA CORPORATION

Date:  August 14, 1996          By:       /s/   M. Scot Kaufman
                                         ----------------------------
                                                M. Scot Kaufman
                                            Executive Vice President
                                            Chief Financial Officer