Form 10-Q
period 1996-09-30
MBNA CORP
filed 1996-11-14
CIK 870517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                              -------------------------------------------------
                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------
Commission file number                        1-10683
                      ---------------------------------------------------------

                               MBNA Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                           52-1713008
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             Wilmington, DE                                      19884
-------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)


                               (800) 362-6255
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

              Common Stock, $.01 Par Value -- 222,750,000 Shares
                     Outstanding as of September 30, 1996

                            MBNA CORPORATION AND SUBSIDIARIES

                               Table of Contents

Page

                         Part I -  Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition -                    1
          September 30, 1996 (unaudited) and December 31, 1995

          Consolidated Statements of Income -                                 3
          For the Three and Nine Months Ended September 30, 1996 and 1995 (unaudited)

          Consolidated Statements of Changes in Stockholders' Equity -        5
          For the Nine Months Ended September 30, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows -                             7
          For the Nine Months Ended September 30, 1996 and 1995 (unaudited)

          Notes to the Consolidated Financial Statements (unaudited)          9

Item 2.   Management's Discussion and Analysis of Financial Condition        12
          and Results of Operations

          Supplemental Financial Information                                 34


                         Part II -  Other Information

Item 1.   Legal Proceedings                                                  36

Item 6.   Exhibits and Reports on Form 8-K                                   36

Signature                                                                    40

                          MBNA CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Financial Condition
                              (dollars in thousands)

                                                  September 30,   December 31,
                                                      1996           1995
                                                  -------------  -------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $     367,613  $     291,856
Interest-earning time deposits in other banks....       517,298        448,611
Federal funds sold and securities purchased
 under resale agreements.........................       240,000        125,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,332,874 and $911,877 at
   September 30, 1996 and December 31, 1995,
   respectively).................................     1,333,873        912,064
  Held-to-maturity (market value of $868,018
   and $1,188,101 at September 30, 1996 and
   December 31, 1995, respectively)..............       875,581      1,183,727
Loans held for securitization....................     2,822,022      3,168,427
Loans:
  Credit card....................................     4,896,703      4,090,553
  Other consumer.................................     1,406,324        876,938
                                                  -------------  -------------
    Total loans..................................     6,303,027      4,967,491
  Reserve for possible credit losses.............      (117,788)      (104,886)
                                                  -------------  -------------
    Net loans....................................     6,185,239      4,862,605
Premises and equipment, net......................       976,184        816,277
Accrued income receivable........................       101,060         93,636
Accounts receivable from securitizations.........     1,504,948        951,568
Prepaid expenses and deferred charges............       185,289        139,901
Other assets.....................................       453,128        235,217
                                                  -------------  -------------
    Total assets................................. $  15,562,235  $  13,228,889
                                                  =============  =============

                                                  September 30,   December 31,
                                                      1996           1995
                                                  -------------  -------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $   6,762,918  $   6,147,599
  Money market deposit accounts..................     2,624,945      2,257,565
  Noninterest-bearing demand deposits............       229,385        169,571
  Interest-bearing transaction accounts..........        22,079         24,514
  Savings accounts...............................        10,221          9,665
                                                  -------------  -------------
    Total deposits...............................     9,649,548      8,608,914
Short-term borrowings............................       408,260        289,543
Long-term debt and bank notes....................     3,382,469      2,657,600
Accrued interest payable.........................       110,205         93,400
Accrued expenses and other liabilities...........       406,690        314,374
                                                  -------------  -------------
    Total liabilities............................    13,957,172     11,963,831

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 12,000,000 shares and
 6,000,000 shares issued and outstanding at
 September 30, 1996 and December 31, 1995,
 respectively)...................................           120             60
Common stock ($.01 par value, 700,000,000 shares
 authorized, 222,750,000 shares issued and
 outstanding at September 30, 1996 and
 December 31, 1995)..............................         2,228          2,228
Additional paid-in capital.......................       621,839        491,735
Retained earnings................................       980,876        771,035
                                                  -------------  -------------
    Total stockholders' equity...................     1,605,063      1,265,058
                                                  -------------  -------------
    Total liabilities and stockholders' equity... $  15,562,235  $  13,228,889
                                                  =============  =============


==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                         Consolidated Statements of Income
                 (dollars in thousands, except per share amounts)
                                    (unaudited)

                                 For the Three Months     For the Nine Months
                                  Ended September 30,     Ended September 30,
                                 ---------------------  -----------------------
                                    1996       1995        1996        1995
                                 ---------- ----------  ----------- -----------
INTEREST INCOME
Loans........................... $  229,479 $  179,876  $   610,200 $   468,438
Investment securities:
  Taxable.......................     30,510     29,862       90,288      88,090
  Tax-exempt....................        815        804        2,477       2,440
Time deposits in other banks....      5,939      6,183       20,996       8,442
Federal funds sold and
 securities purchased under
 resale agreements..............      3,188      1,372        6,004       4,032
Loans held for securitization...     81,889     81,539      265,972     256,936
                                 ---------- ----------  ----------- -----------
   Total interest income........    351,820    299,636      995,937     828,378
INTEREST EXPENSE
Deposits........................    132,958    117,261      381,257     318,702
Short-term borrowings...........      7,654      3,232       12,314      10,033
Long-term debt and bank notes...     50,303     40,724      140,136     103,678
                                 ---------- ----------  ----------- -----------
   Total interest expense.......    190,915    161,217      533,707     432,413
                                 ---------- ----------  ----------- -----------
NET INTEREST INCOME.............    160,905    138,419      462,230     395,965
Provision for possible credit
 losses.........................     35,273     37,361      133,873      99,462
                                 ---------- ----------  ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................    125,632    101,058      328,357     296,503
OTHER OPERATING INCOME
Interchange.....................     24,001     23,129       66,367      66,485
Merchant discount...............      2,298      2,051        6,482       5,991
Credit card fees................     26,617     22,795       78,697      61,642
Loan servicing fees.............    410,857    329,348    1,129,728     848,739
Processing fees.................        798      5,668        9,182      17,820
Gain on investments.............          -         39            -          39
Other...........................      7,777      5,987       23,501      18,134
                                 ---------- ----------  ----------- -----------
   Total other operating income. $  472,348 $  389,017  $ 1,313,957 $ 1,018,850

                                 For the Three Months     For the Nine Months
                                  Ended September 30,     Ended September 30,
                                 ---------------------  -----------------------
                                   1996        1995        1996        1995
                                 ---------- ----------  ----------- -----------
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  195,558 $  148,999  $   536,684 $   408,251
Occupancy expense of premises...     18,010     12,440       48,387      32,139
Furniture and equipment expense.     24,497     21,808       69,757      60,192
Other...........................    145,473    145,716      449,262     412,641
                                 ---------- ----------  ----------- -----------
   Total other operating
    expense.....................    383,538    328,963    1,104,090     913,223
                                 ---------- ----------  ----------- -----------
Income before income taxes and
 special marketing program......    214,442    161,112      538,224     402,130
Special marketing program.......          -          -       54,331           -
                                 ---------- ----------  ----------- -----------
Income before income taxes......    214,442    161,112      483,893     402,130
Applicable income taxes.........     84,919     63,785      191,621     159,243
Tax benefit from Customer-based
 intangible assets..............          -          -      (32,793)          -
                                 ---------- ----------  ----------- -----------
NET INCOME...................... $  129,523 $   97,327  $   325,065 $   242,887
                                 ========== ==========  =========== ===========



EARNINGS PER COMMON SHARE....... $      .55 $      .42  $      1.38 $      1.07
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............    230,326    229,155      230,088     227,897

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

                         MBNA CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                        Outstanding Shares
                                        ------------------
                                        Preferred  Common   Preferred  Common
                                          (000)     (000)     Stock     Stock
                                        --------- --------  --------- --------
BALANCE, DECEMBER 31, 1995...........       6,000  222,750  $      60 $  2,228
Net income...........................           -        -          -        -
Cash dividends:
  Common-$.48 per share..............           -        -          -        -
  Preferred..........................           -        -          -        -
Exercise of stock options and other
 awards..............................           -    1,529          -       15
Acquisition and retirement of common
 stock...............................           -   (1,529)         -      (15)
Issuance of preferred stock, net of
 issuance costs......................       6,000        -         60        -
Foreign currency translation, net of
 tax (accumulated amount of $271
 at September 30, 1996)..............           -        -          -        -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $691
 at September 30, 1996)..............           -        -          -        -
                                        --------- --------  --------- --------
BALANCE, SEPTEMBER 30, 1996..........      12,000  222,750  $     120 $  2,228
                                        ========= ========  ========= ========

BALANCE, DECEMBER 31, 1994...........           -  222,750  $       - $  2,228
Net income...........................           -        -          -        -
Cash dividends:
  Common-$.42 per share..............           -        -          -        -
Exercise of stock options and other
 awards..............................           -    1,573          -       16
Acquisition and retirement of common
 stock...............................           -   (1,573)         -      (16)
Foreign currency translation, net of
 tax (accumulated amount of $705
 at September 30, 1995)..............           -        -          -        -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $20
 at September 30, 1995)..............           -        -          -        -
                                        --------- --------  --------- --------
BALANCE, SEPTEMBER 30, 1995..........           -  222,750  $       - $  2,228
                                        ========= ========  ========= ========

                                         Additional                  Total
                                          Paid-in     Retained   Stockholders'
                                          Capital     Earnings      Equity
                                         ----------  ----------  -------------
BALANCE, DECEMBER 31, 1995...........    $  491,735  $  771,035  $   1,265,058
Net income...........................             -     325,065        325,065
Cash dividends:
  Common-$.48 per share..............             -    (106,935)      (106,935)
  Preferred..........................             -      (8,671)        (8,671)
Exercise of stock options and other
 awards..............................        29,187           -         29,202
Acquisition and retirement of common
 stock...............................       (45,230)          -        (45,245)
Issuance of preferred stock, net of
 issuance costs.......................      146,147           -        146,207
Foreign currency translation, net of
 tax (accumulated amount of $271
 at September 30, 1996)..............             -        (120)          (120)
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $691
 at September 30, 1996)..............             -         502            502
                                         ----------  ----------  -------------
BALANCE, SEPTEMBER 30, 1996..........    $  621,839  $  980,876  $   1,605,063
                                         ==========  ==========  =============

BALANCE, DECEMBER 31, 1994...........    $  374,345  $  543,005  $     919,578
Net income...........................             -     242,887        242,887
Cash dividends:
  Common-$.42 per share..............             -     (93,582)       (93,582)
Exercise of stock options and other
 awards..............................        20,023           -         20,039
Acquisition and retirement of common
 stock...............................       (33,713)          -        (33,729)
Foreign currency translation, net of
 tax (accumulated amount of $705
 at September 30, 1995)..............             -         462            462
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of $20
 at September 30, 1995)..............             -         852            852
                                         ----------  ----------  -------------
BALANCE, SEPTEMBER 30, 1995..........    $  360,655  $  693,624  $   1,056,507
                                         ==========  ==========  =============
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                         MBNA CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                     For the Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
OPERATING ACTIVITIES
Net income......................................... $   325,065    $   242,887
Adjustments to reconcile net income to net cash
 (used for) provided by operating activities:
   Provision for possible credit losses............     133,873         99,462
   Depreciation, amortization, and accretion.......      68,689         49,478
   Gain on investment securities...................           -            (39)
   Provision for deferred income taxes.............     (51,427)        19,672
   Increase in accrued income receivable...........      (7,424)       (23,803)
   Increase in accrued interest payable............      16,805         29,283
   Increase in accounts receivable from
    securitizations................................    (553,380)      (203,886)
   Decrease in other operating activities..........      28,092         32,425
                                                    -----------    -----------
     Net cash (used for) provided by operating
      activities...................................     (39,707)       245,479

INVESTING ACTIVITIES
Proceeds from maturities of investment securities
 available-for-sale................................   2,979,329      2,390,108
Proceeds from sale of investment securities
 available-for-sale................................           -         32,840
Purchases of investment securities
 available-for-sale................................  (3,387,066)    (2,696,633)
Proceeds from maturities of investment securities
 held-to-maturity .................................     315,851        214,746
Purchases of investment securities
 held-to-maturity..................................      (7,563)       (16,053)
Net increase in money market instruments...........    (183,687)      (682,726)
Proceeds from securitization of loans..............   8,001,753      4,934,254
Portfolio acquisitions.............................  (1,263,460)       (14,919)
Amortization of securitized loans..................  (1,108,334)      (562,500)
Net loan originations..............................  (6,902,517)    (5,889,947)
Net purchases of premises and equipment............    (216,175)      (252,986)
                                                    -----------    -----------
     Net cash used for investing activities........ $(1,771,869)   $(2,543,816)

                                                     For the Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................. $   425,315    $   570,036
Net increase in time deposits......................     615,319      1,026,451
Net increase in short-term borrowings..............     118,717        146,115
Proceeds from issuance of long-term debt
 and bank notes....................................     812,341        890,410
Maturity of long-term debt and bank notes..........     (93,192)       (70,000)
Proceeds from issuance of preferred stock..........     146,207              -
Proceeds from exercise of stock options
 and other awards..................................      17,878         11,884
Acquisition and retirement of common stock.........     (45,245)       (33,729)
Dividends paid.....................................    (110,007)       (89,101)
                                                    -----------    -----------
     Net cash provided by financing activities.....   1,887,333      2,452,066
                                                    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS..............      75,757        153,729
Cash and cash equivalents at beginning of period...     291,856        158,564
                                                    -----------    -----------
Cash and cash equivalents at end of period......... $   367,613    $   312,293
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $   516,756    $   404,775
                                                    ===========    ===========
Income taxes paid.................................. $   164,956    $   131,329
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

                         MBNA CORPORATION AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE A: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these consolidated financial statements.

NOTE B: EARNINGS PER COMMON SHARE

     Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

     On October 15, 1996, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, to be issued on January 1, 1997, to stockholders of record as of December 16, 1996. Common shares and per common share data have not been restated to reflect this stock split.

     For comparative purposes, earnings per common share and weighted average common shares outstanding and common stock equivalents have been restated to reflect the three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued February 16, 1996, to stockholders of record as of February 2, 1996.

NOTE C: CORPORATION'S CHARTER AMENDMENT

     On April 22, 1996, the stockholders of the Corporation approved an amendment to the Corporation's charter to increase the number of authorized shares of Common Stock from 390 million shares to 700 million shares. This amendment became effective May 3, 1996.

NOTE D: LONG-TERM DEBT AND BANK NOTES

     Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 1996, the Corporation issued $710.0 million of long-term debt and bank notes consisting of the following:

                                                                Par Value
                                                                ---------
(dollars in thousands)
Floating-Rate Medium-Term Bank Notes, priced between
 10 and 30 basis points over the three-month London
 Interbank Offered Rate (LIBOR), payable quarterly,
 maturing in varying amounts from 1999 to 2001.........         $510,000
Floating-Rate Senior Medium-Term Notes, priced between
 15 and 32 basis points over the three-month LIBOR,
 payable quarterly, maturing from 1998 to 2001........           200,000
     In addition, the Corporation, through MBNA International Bank Limited, a foreign bank subsidiary located in the United Kingdom, drew down 10.0 million pounds sterling (approximately $15.3 million) from an existing bilateral credit facility. This draw was priced at 22.5 basis points over the six-month Sterling LIBOR, payable semi-annually, and is scheduled to mature in 1997.
MBNA International Bank Limited also drew down 60.0 million pounds sterling (approximately $91.6 million) from an existing revolving credit facility which was subsequently repaid.

NOTE E: PREFERRED STOCK

     On September 23, 1996, the Corporation issued 6.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B, with a $25 stated value per share. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 1996. The dividend rate for the initial dividend period from September 23, 1996 to October 15, 1996 was 7.0% per annum. Thereafter, the dividend rate for any dividend period will be equal to 99.0% of the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate, as determined in advance of such dividend period, but not less than 5.5% per annum or more than 11.5% per annum. The amount of dividends payable in respect of the Series B Preferred Stock will be adjusted in the event of certain amendments to the Internal Revenue Code of 1986 (the "Code") with respect to the dividends-received deduction. The shares of the Series B Preferred Stock are redeemable, in whole or in part, solely at the option of the Corporation on or after October 15, 2001, at a price of $25 per share, plus accrued and unpaid dividends. The Series B Preferred Stock may also be redeemed in whole, at the option of the Company, in the event of certain amendments to the Code with respect to the dividends-received deduction.

     Shares of series preferred stock are not convertible into any other securities of the Corporation. The series preferred stock will not be entitled to the benefits of any sinking fund. All preferred shares rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. In the event that the equivalent of six full quarterly dividend periods are in arrears, the holders of the outstanding shares of preferred stock (voting as a single class) will be entitled to vote for the election of two additional directors to serve until all dividends in arrears have been paid in full.

     On July 11, 1996, the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A. The dividend is payable October 15, 1996 to stockholders of record as of September 30, 1996. This brings the dividends per share for Series A for the nine months ended September 30, 1996 to $1.40625.

     On September 24, 1996, the Board of Directors declared a quarterly dividend of $.1069 per share on the Adjustable Rate Cumulative Preferred Stock, Series B payable on October 15, 1996, to stockholders of record as of September 30, 1996.

     In addition, on October 15, 1996, the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A and a quarterly dividend of $.4269 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. Both dividends are payable on January 15, 1997, to stockholders of record as of December 31, 1996.

NOTE F: SPECIAL MARKETING PROGRAM

     During the nine months ended September 30, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pre-tax) to earnings related to the launch of the MBNA Platinum Plus Visa and Mastercard program. This item was recognized by the Corporation during the three months ended March 31, 1996.

NOTE G: TAX BENEFIT FROM CUSTOMER-BASED INTANGIBLE ASSETS

     Net income for the nine months ended September 30, 1996, includes a $32.8 million tax benefit. As previously described in the Corporation's annual reports to stockholders, the Corporation acquired Customer-based intangible assets in connection with its 1991 initial public offering. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining amount of the tax benefit relating to the intangible assets in the first quarter of $32.8 million.

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

INTRODUCTION

     MBNA Corporation, a bank holding company, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank. Through the Bank, the Corporation is one of the world's largest bank credit card lenders and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also offers other consumer loans and various deposit products.

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

     On October 15, 1996, the Board of Directors approved a three-for-two split of the Corporation's Common Stock. This will be effected in the form of a dividend, with one additional share of common stock to be issued on January 1, 1997, for every two common shares held by stockholders of record as of the close of business on December 16, 1996. Common share and per common share data have not been restated to reflect this stock split.

     On January 17, 1996, the Board of Directors approved a three-for-two split of the Corporation's Common Stock effected in the form of a dividend. In connection with this transaction, one additional share of common stock was issued on February 16, 1996, for every two common shares held by stockholders of record as of the close of business on February 2, 1996. Accordingly, all common share and per common share data have been restated to reflect the stock split.

EARNINGS SUMMARY

     Net income for the three and nine months ended September 30, 1996 was $129.5 million and $325.1 million, or $.55 per common share and $1.38 per common share, increasing 33.1% and 33.8% from $97.3 million and $242.9 million or $.42 per common share and $1.07 per common share for the same periods in 1995, respectively. Earnings per common share is computed using weighted average common shares outstanding, including common stock equivalents, of 230.3 million shares and 230.1 million shares for the three and nine months ended September 30, 1996 and 229.2 million shares and 227.9 million shares for the same periods in 1995, respectively.

     The overall growth in earnings was primarily attributable to the growth in managed loans outstanding. Total managed loans at September 30, 1996 were $34.7 billion, a $4.2 billion increase from June 30, 1996 and an $8.0 billion increase since December 31, 1995. The Corporation's average managed loans increased 37.3% and 37.4% to $32.5 billion and $29.5 billion for the three and nine months ended September 30, 1996, compared to $23.7 billion and $21.5 billion for the same periods in 1995, respectively. The increase in managed loans also includes portfolio acquisitions. Included in managed loans are the Corporation's loans held for securitization, loan portfolio, and securitized loans.

     The Corporation continues to be an active participant in the asset securitization market. Securitizations leave net income substantially the same by converting interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into loan servicing fees, while reducing the Corporation's on-balance-sheet assets. During the three and nine months ended September 30, 1996, the Corporation securitized approximately $3.7 billion and $8.0 billion of loan receivables bringing the total amount of outstanding securitized loans to $25.6 billion as of September 30, 1996.

     Return on average total assets for the three and nine months ended September 30, 1996, was 3.44% and 3.10%, compared to 3.20% and 2.92% for the same periods during 1995, respectively. The higher returns are primarily a result of a 33.1% and 33.8% increase in net income. These increases in net income exceeded the 24.2% and 26.1% increases in the Corporation's average total assets for the three and nine months ended September 30, 1996, respectively. Return on average stockholders' equity for the three and nine months ended September 30, 1996, was 37.26% and 33.24%, compared to 38.78% and 34.00% for the same periods in 1995, respectively. The lower returns are primarily a result of an increase in average stockholders' equity related to the Corporation's issuance of $150.0 million of 7 1/2% Cumulative Preferred Stock, Series A, in November 1995 and $150.0 million of Adjustable Rate Cumulative Preferred Stock, Series B, in September 1996.

NET INTEREST INCOME

     Net interest income for the three and nine months ended September 30, 1996, on a fully taxable equivalent basis, was $161.3 million and $463.6 million, respectively, compared to $138.9 million and $397.3 million for the same periods in 1995. The increases in net interest income for the three and nine months ended September 30, 1996 are primarily a result of an increase in average interest-earning assets of $1.9 billion for both periods, partially offset by an increase of $2.3 billion and $2.4 billion in average interest-bearing liabilities for the same periods. The increase in interest-earning assets during the three months ended September 30, 1996 was a result of increases in average investment securities and money market instruments of $284.2 million and average loan receivables of $1.6 billion, while the increase in interest-earning assets for the nine months ended September 30, 1996 was due to an increase in average investment securities and money market instruments of $485.0 million and average loan receivables of $1.5 billion, respectively. The increase in interest-bearing liabilities during these periods resulted primarily from funding the increases in interest-earning assets.

     The net interest margin, on a fully taxable equivalent basis, was 5.39% and 5.51% for the three and nine months ended September 30, 1996, compared to 5.48% and 5.71% for the same periods in 1995, respectively.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

     Interest income earned on investment securities and money market instruments, on a fully taxable equivalent basis, increased $2.2 million and $16.8 million for the three and nine months ended September 30, 1996, as compared to the same periods in 1995, respectively. The increase for the three months ended September 30, 1996 is a result of an increase of $180.7 million in average money market instruments and an increase of $103.5 million in average investment securities when compared to the same period in 1995. The increase for the nine months ended September 30, 1996 is primarily the result of increases of $377.3 million in average money market instruments and $107.7 million in average investment securities from the same period in 1995. The increases are the result of the timing of receipt of funds from asset securitizations. Funds received from these securitizations are typically invested in money market instruments and investment securities available-for-sale until they are needed to fund loan growth. The increases in interest income earned on investment securities and money market instruments were partially offset by a decline of 27 basis points and 24 basis points in the yields earned on the Corporation's investment securities and money market instruments for the three and nine months ended September 30, 1996, as compared to the same periods in 1995, respectively.

LOAN RECEIVABLES

     Interest income generated by the Corporation's loan receivables increased $50.0 million and $150.8 million to $311.4 million and $876.2 million for the three and nine months ended September 30, 1996, as compared to the same periods in 1995, respectively. The increase is attributable to an increase in average loan receivables of $1.6 billion and $1.5 billion for the three and nine months ended September 30, 1996, compared to the same periods in 1995, respectively. The yields earned on the Corporation's loan receivables decreased by 18 basis points and 3 basis points for the three and nine months ended September 30, 1996 as compared to the same periods in 1995, respectively.

     At September 30, 1996, variable-rate credit card and home equity loans were 44.5% of total managed loans, compared to 39.9% at December 31, 1995. These variable-rate loans are indexed to the U.S. Prime Rate published in The Wall Street Journal and generally reprice quarterly.

DEPOSITS

     Total interest expense on deposits increased $15.7 million and $62.6 million to $133.0 million and $381.3 million for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increase is primarily the result of an increase in average interest-bearing deposits of $1.4 billion and $1.6 billion for the three and nine months ended September 30, 1996, respectively, as the Corporation continues to emphasize marketing certificates of deposits and money market deposit accounts to fund loan growth and diversify funding sources. In addition, the average rates paid on interest-bearing deposits for the three and nine months ended September 30, 1996 decreased from 1995 by 17 basis points and 7 basis points, respectively.

BORROWED FUNDS

     Interest expense on short-term borrowings increased $4.4 million and $2.3 million to $7.7 million and $12.3 million for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily the result of a $345.4 million and $83.4 million increase in average short-term borrowings for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. In addition, the average rates paid on short-term borrowings for the three and nine months ended September 30, 1996 decreased from 1995 by 59 basis points and 69 basis points, respectively.

     Total interest expense on long-term debt and bank notes increased $9.6 million and $36.5 million to $50.3 million and $140.1 million for the three and nine months ended September 30, 1996, compared to the same periods in 1995, respectively. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to fund loan growth, acquire premises and equipment, and diversify funding sources. As a result, average long-term debt and bank notes increased $645.3 million and $755.7 million from the same periods in 1995, to $3.1 billion and $2.9 billion for the three and nine months ended September 30, 1996, respectively.

TABLE 1: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME AND EXPENSE (dollars in thousands; yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                      September 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    426,079   5.55% $     5,939
  Federal funds sold and securities purchased
   under resale agreements....................      237,685   5.34        3,188
                                               ------------         -----------
    Total money market instruments............      663,764   5.47        9,127
Investment securities(a):
  Taxable.....................................    2,093,007   5.80       30,510
  Tax-exempt(b)...............................       84,653   5.89        1,254
                                               ------------         -----------
    Total investment securities...............    2,177,660   5.80       31,764
Loans held for securitization.................    2,398,970  13.58       81,889
Loans:
  Credit card.................................    5,144,692  13.58      175,673
  Other consumer..............................    1,523,954  14.05       53,806
                                               ------------         -----------
    Total loans...............................    6,668,646  13.69      229,479
                                               ------------         -----------
      Total interest-earning assets...........   11,909,040  11.77  $   352,259
Cash and due from banks.......................      357,367
Premises and equipment, net...................      957,243
Other assets..................................    1,868,905
Reserve for possible credit losses............     (112,553)
                                               ------------
      Total assets............................ $ 14,980,002
                                               ============

                                                  For the Three Months Ended
                                                      September 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  6,640,622   5.87% $    97,968
  Money market deposit accounts...............    2,604,694   5.29       34,608
  Interest-bearing transaction accounts.......       23,288   4.56          267
  Savings accounts............................       10,264   4.46          115
                                               ------------         -----------
    Total interest-bearing deposits...........    9,278,868   5.70      132,958
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       76,761   5.45        1,052
  Other short-term borrowings.................      480,704   5.46        6,602
  Long-term debt and bank notes(c)............    3,102,276   6.45       50,303
                                               ------------         -----------
    Total borrowed funds......................    3,659,741   6.30       57,957
                                               ------------         -----------
      Total interest-bearing liabilities......   12,938,609   5.87      190,915
Demand deposits...............................      199,508
Other liabilities.............................      459,094
                                               ------------
      Total liabilities.......................   13,597,211
Stockholders' equity..........................    1,382,791
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 14,980,002
                                               ============         -----------
      Net interest income.....................                      $   161,344
                                                                    ===========
      Net interest margin.....................                5.39
      Interest rate spread....................                5.90

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1996 was $439.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                  For the Three Months Ended
                                                      September 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    394,321   6.22% $     6,183
  Federal funds sold and securities purchased
   under resale agreements....................       88,782   6.13        1,372
                                               ------------         -----------
    Total money market instruments............      483,103   6.20        7,555
Investment securities(a):
  Taxable.....................................    1,995,597   5.94       29,862
  Tax-exempt(b)...............................       78,529   6.25        1,237
                                               ------------         -----------
    Total investment securities...............    2,074,126   5.95       31,099
Loans held for securitization.................    2,364,908  13.68       81,539
Loans:
  Credit card.................................    4,475,644  13.95      157,360
  Other consumer..............................      653,519  13.67       22,516
                                               ------------         -----------
    Total loans...............................    5,129,163  13.91      179,876
                                               ------------         -----------
      Total interest-earning assets...........   10,051,300  11.84  $   300,069
Cash and due from banks.......................      212,541
Premises and equipment, net...................      724,135
Other assets..................................    1,176,073
Reserve for possible credit losses............     (104,565)
                                               ------------
      Total assets............................ $ 12,059,484
                                               ============

                                                  For the Three Months Ended
                                                      September 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  5,894,596   5.90% $    87,694
  Money market deposit accounts...............    2,005,289   5.78       29,211
  Interest-bearing transaction accounts.......       19,234   5.09          247
  Savings accounts............................        8,644   5.00          109
                                               ------------         -----------
    Total interest-bearing deposits...........    7,927,763   5.87      117,261
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       66,989   5.83          984
  Other short-term borrowings.................      145,030   6.15        2,248
  Long-term debt and bank notes(c)............    2,457,016   6.58       40,724
                                               ------------         -----------
    Total borrowed funds......................    2,669,035   6.53       43,956
                                               ------------         -----------
      Total interest-bearing liabilities......   10,596,798   6.04      161,217
Demand deposits...............................      132,329
Other liabilities.............................      334,658
                                               ------------
      Total liabilities.......................   11,063,785
Stockholders' equity..........................      995,699
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 12,059,484
                                               ============         -----------
      Net interest income.....................                      $   138,852
                                                                    ===========
      Net interest margin.....................                5.48
      Interest rate spread....................                5.80


(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1995 was $433.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                   For the Nine Months Ended
                                                       September 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    503,915   5.57% $    20,996
  Federal funds sold and securities purchased
   under resale agreements....................      149,394   5.37        6,004
                                               ------------         -----------
    Total money market instruments............      653,309   5.52       27,000
Investment securities(a):
  Taxable.....................................    2,069,467   5.83       90,288
  Tax-exempt(b)...............................       84,924   5.99        3,811
                                               ------------         -----------
    Total investment securities...............    2,154,391   5.83       94,099
Loans held for securitization.................    2,558,674  13.89      265,972
Loans:
  Credit card.................................    4,730,964  13.84      490,241
  Other consumer..............................    1,139,935  14.06      119,959
                                               ------------         -----------
    Total loans...............................    5,870,899  13.88      610,200
                                               ------------         -----------
      Total interest-earning assets...........   11,237,273  11.85  $   997,271
Cash and due from banks.......................      333,289
Premises and equipment, net...................      901,687
Other assets..................................    1,641,856
Reserve for possible credit losses............     (108,577)
                                               ------------
      Total assets............................ $ 14,005,528
                                               ============

                                                   For the Nine Months Ended
                                                       September 30, 1996
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  6,440,875   5.83% $   281,104
  Money market deposit accounts...............    2,493,357   5.31       99,033
  Interest-bearing transaction accounts.......       22,625   4.58          776
  Savings accounts............................       10,117   4.54          344
                                               ------------         -----------
    Total interest-bearing deposits...........    8,966,974   5.68      381,257
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       80,610   5.39        3,254
  Other short-term borrowings.................      221,244   5.47        9,060
  Long-term debt and bank notes(c)............    2,865,460   6.53      140,136
                                               ------------         -----------
    Total borrowed funds......................    3,167,314   6.43      152,450
                                               ------------         -----------
      Total interest-bearing liabilities......   12,134,288   5.88      533,707
Demand deposits...............................      177,505
Other liabilities.............................      387,300
                                               ------------
      Total liabilities.......................   12,699,093
Stockholders' equity..........................    1,306,435
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 14,005,528
                                               ============         -----------
      Net interest income.....................                      $   463,564
                                                                    ===========
      Net interest margin.....................                5.51
      Interest rate spread....................                5.97

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the nine months ended September 30, 1996 was $1,334.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                   For the Nine Months Ended
                                                       September 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    186,461   6.05% $     8,442
  Federal funds sold and securities purchased
   under resale agreements....................       89,560   6.02        4,032
                                               ------------         -----------
    Total money market instruments............      276,021   6.04       12,474
Investment securities(a):
  Taxable.....................................    1,968,424   5.98       88,090
  Tax-exempt(b)...............................       78,276   6.41        3,754
                                               ------------         -----------
    Total investment securities...............    2,046,700   6.00       91,844
Loans held for securitization.................    2,480,398  13.85      256,936
Loans:
  Credit card.................................    3,900,265  13.98      407,780
  Other consumer..............................      591,231  13.72       60,658
                                               ------------         -----------
    Total loans...............................    4,491,496  13.94      468,438
                                               ------------         -----------
      Total interest-earning assets...........    9,294,615  11.93  $   829,692
Cash and due from banks.......................      186,079
Premises and equipment, net...................      650,101
Other assets..................................    1,081,977
Reserve for possible credit losses............     (103,106)
                                               ------------
      Total assets............................ $ 11,109,666
                                               ============

                                                   For the Nine Months Ended
                                                       September 30, 1995
                                               --------------------------------
                                                  Average   Yield/  Amount Paid
                                                  Amount     Rate    or Earned
                                               ------------ ------  -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits(c)............................ $  5,573,797   5.73% $   238,922
  Money market deposit accounts...............    1,804,151   5.84       78,771
  Interest-bearing transaction accounts.......       18,142   5.14          698
  Savings accounts............................        8,157   5.10          311
                                               ------------         -----------
    Total interest-bearing deposits...........    7,404,247   5.75      318,702
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................       60,588   6.02        2,729
  Other short-term borrowings.................      157,913   6.18        7,304
  Long-term debt and bank notes(c)............    2,109,778   6.57      103,678
                                               ------------         -----------
    Total borrowed funds......................    2,328,279   6.53      113,711
                                               ------------         -----------
      Total interest-bearing liabilities......    9,732,526   5.94      432,413
Demand deposits...............................      122,735
Other liabilities.............................      299,318
                                               ------------
      Total liabilities.......................   10,154,579
Stockholders' equity..........................      955,087
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 11,109,666
                                               ============         -----------
      Net interest income.....................                      $   397,279
                                                                    ===========
      Net interest margin.....................                5.71
      Interest rate spread....................                5.99

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the nine months ended September 30, 1995 was $1,314.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

     Total other operating income increased $83.3 million and $295.1 million or 21.4% and 29.0% to $472.3 million and $1.3 billion for the three and nine months ended September 30, 1996, respectively as compared to the same periods in 1995. These increases are primarily attributable to a 24.7% and 33.1% increase in loan servicing fees, which grew $81.5 million and $281.0 million to $410.9 million and $1.1 billion for the three and nine months ended September 30, 1996, as compared to the same periods for 1995, respectively. The increases in loan servicing fees are primarily the result of a $7.2 billion and $6.6 billion, or 44.8% and 45.3%, increase in average securitized loans to $23.4 billion and $21.1 billion for the three and nine months ended September 30, 1996, respectively. Loan servicing fees, generated by securitized loans, consist of interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses. In addition, credit card fees increased $3.8 million and $17.1 million, while processing fees decreased $4.9 million and $8.6 million during the three and nine months ended September 30, 1996, as compared to the same periods for 1995, respectively. The increases in credit card fees are primarily the result of increases in overlimit and late fees in 1996. The decline in processing fees is primarily a result of MBNA Hallmark Information Services, Inc. (formerly known as MBNA Information Services, Inc.), the Corporation's information processing subsidiary, not renewing existing contracts with external companies in order to increase their focus on providing printing, data processing, and mailing services to the Bank.

OTHER OPERATING EXPENSE

     Total other operating expense increased 16.6% and 20.9% to $383.5 million and $1.1 billion for the three and nine months ended September 30, 1996 from $329.0 million and $913.2 million for the same periods in 1995, respectively. The growth in other operating expense reflects the Corporation's continued expansion of business development activities including regional marketing and sales, account activation, Customer retention, and Customer service. During the three and nine months ended September 30, 1996, the Corporation opened approximately 2.2 million and 6.1 million new accounts, respectively. Table 2 presents the other expense component of other operating expense.

TABLE 2: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)

                                    For the Three Months   For the Nine Months
                                     Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                       1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................. $  32,220  $  40,150  $ 113,426  $ 113,882
Advertising........................    21,226     28,686     65,442     62,066
Collection.........................     5,235      5,031     17,854     14,856
Stationery and supplies............     6,346      5,391     18,121     14,841
Service bureau.....................     7,163      5,273     17,025     14,603
Postage and delivery...............    21,755     21,812     74,989     73,362
Telephone usage....................    12,999     10,369     33,804     27,713
Credit card fraud losses...........    12,032      8,606     35,143     29,074
Amortization of intangible assets..     3,633      2,232      8,562      6,840
Computer software..................     5,507      4,107     15,992     11,967
Other..............................    17,357     14,059     48,904     43,437
                                    ---------  ---------  ---------  ---------
  Total other expense.............. $ 145,473  $ 145,716  $ 449,262  $ 412,641
                                    =========  =========  =========  =========

SPECIAL MARKETING PROGRAM

     During the nine months ended September 30, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pre-tax) to earnings related to the launch of the MBNA Platinum Plus Visa and Mastercard program. This item was recognized by the Corporation during the three months ended March 31, 1996.

TAX BENEFIT FROM CUSTOMER-BASED INTANGIBLE ASSETS

     Net income for the nine months ended September 30, 1996, includes a $32.8 million tax benefit. As previously described in the Corporation's annual reports to stockholders, the Corporation acquired Customer-based intangible assets in connection with its 1991 initial public offering. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining amount of the tax benefit relating to the intangible assets in the first quarter of $32.8 million.

ASSET QUALITY

Delinquencies

     An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.16% at September 30, 1996, compared with 3.11% at December 31, 1995. The Corporation's delinquency, as a percentage of managed loans was 4.00% at September 30, 1996, compared to 3.70% at December 31, 1995. The Corporation's loan delinquency has increased from December 31, 1995 to a level that the Corporation believes is generally more consistent with its long-term historical delinquency rate. The Corporation believes that several factors, including general economic conditions, increased consumer debt levels, and the seasoning or increase in the average age of the Corporation's loans, contributed to the increase in delinquency. As new accounts season, the delinquency rate on these accounts generally rises, then stabilizes. Table 3 presents the delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 3: DELINQUENT LOANS
(dollars in thousands)
                                      September 30, 1996     December 31, 1995
                                      ------------------     -----------------
                                         (unaudited)
Loan portfolio.....................   $ 6,303,027            $4,967,491
Loans delinquent:
  30 to 59 days....................   $    85,873   1.36%    $   65,651   1.32%
  60 to 89 days....................        38,924    .62         30,162    .61
  90 or more days..................        74,153   1.18         58,894   1.18
                                      -----------   ----     ----------   ----
    Total..........................   $   198,950   3.16%    $  154,707   3.11%
                                      ===========   ====     ===========  ====

Net Credit Losses

     Net credit losses for the three and nine months ended September 30, 1996 were $35.2 million and $128.3 million, compared to $36.6 million and $96.1 million for the same periods in 1995, respectively. Net credit losses as a percentage of average loan receivables were 1.55% and 2.03% for the three and nine months ended September 30, 1996, compared to 1.95% and 1.84% for the same periods last year, respectively. For the full year ended December 31, 1995, net credit losses were 1.91% of average loan receivables. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements.

     The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. From time to time, beginning in 1996, the Corporation sells previously charged off receivables. The proceeds received by the Corporation from these sales are recorded as recoveries and thus reduce net credit losses.

Reserve and Provision for Possible Credit Losses

     The loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors that deserve current recognition. A provision is charged to operating expense to maintain the reserve level within this range. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing loan servicing fees rather than the reserve for possible credit losses. The provision for possible credit losses for the three and nine months ended September 30, 1996 was $35.3 million and $133.9 million compared to $37.4 million and $99.5 million for the same periods in 1995, respectively. The increase in the Corporation's provision for possible credit losses for the nine months ending September 30, 1996, as compared to the same period in 1995, primarily reflects the increase in the Corporation's net credit losses for the same period. Table 4 presents the change to the Corporation's reserve for possible credit losses.

TABLE 4:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                 For the Three Months    For the Nine Months
                                 Ended September 30,     Ended September 30,
                                ----------------------  ----------------------
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
                                                  (unaudited)
Reserve balance, beginning of
 period........................ $  110,406  $  104,101  $  104,886  $  101,519
  Reserves acquired............      7,293           -       7,319           -
  Provision charged to
   operating expense...........     35,273      37,361     133,873      99,462
  Foreign currency translation.         40         (28)         50           -

  Credit losses................    (68,419)    (47,150)   (189,865)   (125,328)
  Recoveries...................     33,195      10,548      61,525      29,179
                                ----------  ----------  ----------  ----------
    Net credit losses..........    (35,224)    (36,602)   (128,340)    (96,149)
                                ----------  ----------  ----------  ----------
Reserve balance, end of period. $  117,788  $  104,832  $  117,788  $  104,832
                                ==========  ==========  ==========  ==========

LIQUIDITY

     The objective of liquidity management is to diversify the sources of funds available to meet the Corporation's operating requirements. Also, as part of the liquidity management process, the Corporation anticipates the level of funds required for future periods and regularly reviews funding alternatives based on its asset and liability mix. These requirements include funding new loans, deposit withdrawals, long-term debt and bank note maturities and the portion of loans previously securitized that need to be refinanced as the underlying securitizations amortize. Funding is provided from a variety of sources, including deposits, debt issuance, equity, and securitizations. The Corporation also borrows in the short-term and interbank funding markets.

     Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at September 30, 1996 and December 31, 1995 were $9.6 billion and $8.6 billion, respectively. The Corporation continues to increase its direct deposits primarily through offering competitive rates on money market deposit accounts and certificates of deposits. Table 5 presents the maturities of the Corporation's deposits as of September 30, 1996.

TABLE 5: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 1996
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less....................  $ 3,659,082  $   688,514  $ 4,347,596
Over three months through twelve months.    1,603,799      491,464    2,095,263
Over one year through five years........    1,711,530    1,482,087    3,193,617
Over five years.........................        5,074        7,998       13,072
                                          -----------  -----------  -----------
  Total deposits........................  $ 6,979,485  $ 2,670,063  $ 9,649,548
                                          ===========  ===========  ===========

     Funding sources are available to the Corporation through debt and equity programs established by the Corporation and the Bank. During the nine months ended September 30, 1996, the Corporation issued $510.0 million in floating rate medium-term bank notes and $200.0 million in floating rate senior medium-term notes. The Corporation also drew down 10.0 million pounds sterling (approximately $15.3 million) from an existing bilateral credit facility. In addition, the Corporation issued 6.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B, with a $25 stated value per share. The shares of the Series B Preferred Stock are redeemable, in whole or in part, solely at the option of the Corporation on or after October 15, 2001, at a price of $25 per share, plus accrued or unpaid dividends.

     The Corporation also holds investment securities, which are generally AAA-rated securities, of $2.2 billion at September 30, 1996, most of which can be used as collateral under repurchase agreements. Also, the Corporation had $757.3 million of money market instruments at September 30, 1996. Of the $2.2 billion in investment securities, $1.3 billion were classified as available-for-sale. These investment securities, in addition to the money market instruments, provide increased liquidity and flexibility to support the Corporation's anticipated growth and funding needs. Table 6 presents estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio.

TABLE 6: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 1996
(dollars in thousands)
                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1                           After
                                      Year     1-5 Years  5-10 Years  10 Years
                                    ---------  ---------  ----------  ---------
                                                    (unaudited)
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $ 388,910  $       -  $        -  $       -
State and political subdivisions
 of the United States.............     70,947     15,804           -          -
Asset-backed and other securities.     41,971    766,555      49,686          -
                                    ---------  ---------  ----------  ---------
  Total investment securities
   available-for-sale.............  $ 501,828  $ 782,359  $   49,686  $       -
                                    =========  =========  ==========  =========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $ 407,879  $ 323,754  $        -  $  37,808
State and political subdivisions
 of the United States.............          -          -           -        442
Asset-backed and other securities.     44,883     50,398       1,000      9,417
                                    ---------  ---------  ----------  ---------
  Total investment securities
   held-to-maturity...............  $ 452,762  $ 374,152  $    1,000  $  47,667
                                    =========  =========  ==========  =========

                                                 Book        Market
                                                 Value       Value
                                              -----------  -----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..            $   388,910  $   388,910
State and political subdivisions
 of the United States.............                 86,751       86,751
Asset-backed and other securities.                858,212      858,212
                                              -----------  -----------
  Total investment securities
   available-for-sale.............            $ 1,333,873  $ 1,333,873
                                              ===========  ===========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..            $   769,441  $   762,249
State and political subdivisions
 of the United States.............                    442          417
Asset-backed and other securities.                105,698      105,352
                                              -----------  -----------
  Total investment securities
   held-to-maturity...............            $   875,581  $   868,018
                                              ===========  ===========

CAPITAL ADEQUACY

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, Total capital, and Leverage ratios. At September 30, 1996, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. Both the Corporation's and the Bank's risk-based capital ratios, shown in table 7, have been computed in accordance with regulatory accounting policies.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                    September 30, 1996
                                       ----------------------------------------
                                          MBNA       MBNA America     Minimum
                                       Corporation    Bank, N.A.   Requirements
                                       -----------   ------------  ------------
                                                     (unaudited)
Tier 1............................        11.32%         8.32%         4.00%
Total.............................        13.65         10.91          8.00
Leverage..........................        10.28          7.42          3.00

     The $150.0 million of Adjustable Rate Cumulative Preferred Stock, Series B, issued in September 1996 by the Corporation qualified as Tier 1 capital under the risk-based guidelines for bank holding companies.

     During the three and nine months ended September 30, 1996, the Corporation declared dividends on its preferred and common stock of $38.7 million and $115.6 million, respectively. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities.

     The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 1996, the amount of retained earnings available for declaration of dividends from the Bank to the Corporation was $353.8 million. Payment of dividends by the Bank to the Corporation, however, may be limited by federal bank regulatory agencies.

     The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of September 30, 1996. If this facility were drawn upon as of September 30, 1996, the amount of retained earnings available for declaration of dividends would have been limited to $138.2 million.

SECURITIZATION

     Securitization of the Bank's loan receivables continues to be another major funding alternative for the Corporation. This is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance sheet funding needs are reduced by the amount of loans securitized.

     Securitization involves the sale, generally to a trust, of a group of loan receivables. These loan receivables arise from accounts whose ownership is retained by the Bank. In addition to selling the existing loan receivables, rights to new loan receivables, including most fees generated by and payments made from these accounts, are sold. Certificates representing undivided interests in the trust are issued. The Investor Certificates are sold by the trust to investors, generally through a public offering. Interest is paid to the Investor Certificateholders during the life of the transaction. The Seller Certificate is retained by the Bank. The Bank continues to service the accounts and receives a servicing fee for doing so.

     During the revolving period, which generally ranges from 24 to 108 months, no principal payments are made to the Investor Certificateholders. Payments received on the accounts are used to pay interest to the Investor Certificateholders and to purchase new loan receivables generated by the accounts, so that the principal dollar amount of the Investor Certificates remains unchanged. Once the revolving period ends, principal payments are allocated for distribution to the Investor Certificateholders according to the terms of the agreement. As principal payments are allocated to the Investor Certificateholders, the Bank's loan receivables increase by the amount of the principal allocation.

     During the three and nine months ended September 30, 1996, the Bank securitized loan receivables totaling $3.7 billion and $8.0 billion respectively, through both public and private markets. These securitizations bring the total amount of outstanding securitized loans to $25.6 billion or 73.7% of managed loans as of September 30, 1996. Amortization of previously securitized loan receivables totaled $525.0 million and $1,108.3 million for the three and nine months ended September 30, 1996. During the amortization period, new charges and cash advances are for the account of the Bank, which increases the Corporation's on-balance-sheet assets. Based on outstanding principal amounts as of September 30, 1996, an additional $500.0 million of previously securitized loans are expected to amortize into the Bank's loan portfolio during the remainder of 1996.

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

     Table 8 compares the average annualized yield for the three-month period ended September 30, 1996, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 8: YIELDS ON SECURITIZED TRANSACTIONS(a)

                                         Three-Month Average
                                       -----------------------   Yield in
                                       Annualized    Minimum     Excess of
                                         Yield        Yield       Minimum
                                       ----------  -----------   ---------
                                                   (unaudited)
MasterTrust 91-1(b)..................    20.73%       14.81%       5.92%
MasterTrust 92-1.....................    18.42        13.79        4.63
MasterTrust 92-2.....................    18.42        12.74        5.68
MasterTrust 92-3.....................    18.42        12.50        5.92
MasterTrust 93-1.....................    18.42        12.45        5.97
MasterTrust 93-2(b)..................    22.17        13.12        9.05
MasterTrust 93-3.....................    18.42        11.94        6.48
MasterTrust 93-4.....................    18.42        12.40        6.02
MasterTrust 94-1.....................    18.42        12.29        6.13
MasterTrust 94-2.....................    18.42        12.35        6.07
MasterTrust II 94-A..................    17.22        12.02        5.20
MasterTrust II 94-B..................    17.22        12.00        5.22
MasterTrust II 94-C..................    17.22        12.11        5.11
MasterTrust II 94-D..................    17.22        12.02        5.20
MasterTrust II 94-E..................    17.25        12.08        5.17
Gold Reserve.........................    19.98        14.04        5.94
MasterTrust II 95-A..................    17.22        12.13        5.09
MasterTrust II 95-B..................    17.22        12.00        5.22
MasterTrust II 95-C..................    17.22        12.06        5.16
MasterTrust II 95-D..................    17.22        11.92        5.30
MasterTrust II 95-E..................    17.22        12.07        5.15
Cards No. 1..........................    20.36        10.33       10.03
MasterTrust II 95-F..................    17.22        12.79        4.43
MasterTrust II 95-G..................    17.22        12.06        5.16
MasterTrust II 95-H..................    17.22        11.91        5.31
MasterTrust II 95-I..................    17.22        12.00        5.22
MasterTrust II 95-J..................    17.22        12.08        5.14
MasterTrust II 96-A..................    17.22        12.05        5.17
MasterTrust II 96-B..................    17.22        12.11        5.11
MasterTrust II 96-C..................    17.22        11.98        5.24
MasterTrust II 96-D..................    17.22        11.99        5.23
Cards No. 2..........................    19.65        10.99        8.66
MasterTrust II 96-E..................    17.22        12.02        5.20
MasterTrust II 96-F..................    17.06        11.96        5.10

(a) MasterTrust II 96-G issued on July 17, 1996, MasterTrust II 96-H issued on August 14, 1996, MasterTrust II 96-J issued September 19, 1996, and MasterTrust II 96-I issued September 25, 1996 are excluded from the yields presented above as a result of their recency.
(b) Represents a maturing transaction that has entered its scheduled controlled amortization period.

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

IMPACT OF SECURITIZATIONS ON INCOME BEFORE INCOME TAXES AND SPECIAL MARKETING PROGRAM
(dollars in thousands)

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1996       1995       1996        1995
                                 ---------- ---------- ----------- -----------
Consolidated Statements of
 Income (As Reported)
  Net interest income........... $  160,905 $  138,419 $   462,230 $   395,965
  Provision for possible credit
   losses.......................     35,273     37,361     133,873      99,462
  Other operating income........    472,348    389,017   1,313,957   1,018,850
  Other operating expense.......    383,538    328,963   1,104,090     913,223
                                 ---------- ---------- ----------- -----------
  Income before income taxes and
   special marketing program.... $  214,442 $  161,112 $   538,224 $   402,130
                                 ========== ========== =========== ===========
Adjustments for Securitizations
 (Supplemental)
  Net interest income........... $  504,085 $  353,396 $ 1,378,411 $   919,394
  Provision for possible credit
   losses.......................    238,924    123,600     618,358     333,370
  Other operating income........   (265,161)  (229,796)   (760,053)   (586,024)
  Other operating expense.......          -          -           -           -
                                 ---------- ---------- ----------- -----------
  Income before income taxes and
   special marketing program.... $        - $        - $         - $         -
                                 ========== ========== =========== ===========
Managed Income Statements
 (Supplemental)
  Net interest income........... $  664,990 $  491,815 $ 1,840,641 $ 1,315,359
  Provision for possible credit
   losses.......................    274,197    160,961     752,231     432,832
  Other operating income........    207,187    159,221     553,904     432,826
  Other operating expense.......    383,538    328,963   1,104,090     913,223
                                 ---------- ---------- ----------- -----------
  Income before income taxes and
   special marketing program.... $  214,442 $  161,112 $   538,224 $   402,130
                                 ========== ========== =========== ===========

MANAGED ASSET DATA
(dollars in thousands)

                                       September 30, 1996  December 31, 1995
                                       ------------------  ------------------
AT PERIOD END:
  Loans held for securitization....... $        2,822,022  $        3,168,427
  Loan portfolio......................          6,303,027           4,967,491
  Securitized loans...................         25,614,114          18,575,786
                                       ------------------  ------------------
    Total managed loans............... $       34,739,163  $       26,711,704
                                       ==================  ==================
    Total managed interest-earning
     assets........................... $       37,705,915  $       29,381,106
                                       ==================  ==================
    Total managed assets.............. $       41,176,349  $       31,804,675
                                       ==================  ==================



                              For the Three Months      For the Nine Months
                              Ended September 30,       Ended September 30,
                           ------------------------- -------------------------
                               1996         1995         1996         1995
                           ------------ ------------ ------------ ------------
AVERAGE:
  Loans held for
   securitization......... $  2,398,970 $  2,364,908 $  2,558,674 $  2,480,398
  Loan portfolio..........    6,668,646    5,129,163    5,870,899    4,491,496
  Securitized loans.......   23,392,536   16,156,117   21,099,223   14,520,210
                           ------------ ------------ ------------ ------------
    Total managed loans... $ 32,460,152 $ 23,650,188 $ 29,528,796 $ 21,492,104
                           ============ ============ ============ ============
    Total managed
     interest-earning
     assets............... $ 35,301,576 $ 26,207,417 $ 32,336,496 $ 23,814,825
                           ============ ============ ============ ============
    Total managed assets.. $ 38,372,538 $ 28,215,601 $ 35,104,751 $ 25,629,876
                           ============ ============ ============ ============



MANAGED RATIOS:
  Net interest margin
   (on an FTE basis).....          7.50%        7.45%        7.61%        7.39%
  Delinquency............          4.00         3.58
  Net credit losses......          3.38         2.71         3.37         2.66

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, MBNA America Bank, N.A. ("Bank") was a defendant in purported class action suits alleging that it improperly collected late and/or other fees under various state laws. Also as previously reported, after the United States Supreme Court ruled in a similar case involving another national bank that such fees were permissible under the National Bank Act, all but one of the remaining suits against the Bank were formally terminated. The last suit, Cooperman v. MBNA, was dismissed on October 18, 1996 by the Superior Court for the State of California for the County of Los Angeles.

The Spark suit filed on May 3, 1996 and reported in the Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1996, was transferred from the United States District Court for the Middle District of Florida to the United States District Court for the District of Delaware on October 16, 1996.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    Index of Exhibits

     Exhibit                Description of Exhibit
     -------                ----------------------

       11                   Computation of Earnings Per Common Share


       27                   Financial Data Schedule

b.  Reports on Form 8-K

Exhibit 11: Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                     For the Three Months  For the Nine Months
                                     Ended September 30,   Ended September 30,
                                     --------------------  --------------------
                                       1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
                                                    (unaudited)
PRIMARY
Average common shares outstanding...   222,755    222,761    222,758    222,760
Net effect of dilutive stock
 options--based on the treasury
 stock method using average
 market price.......................     7,571      6,394      7,330      5,137
                                     ---------  ---------  ---------  ---------
  Total.............................   230,326    229,155    230,088    227,897
                                     =========  =========  =========  =========

Net income.......................... $ 129,523  $  97,327  $ 325,065  $ 242,887
Less:  preferred stock dividend
 requirements.......................     3,046          -      8,671          -
                                     ---------  ---------  ---------  ---------
Net income applicable to common
 stock..... ........................ $ 126,477  $  97,327  $ 316,394  $ 242,887
                                     =========  =========  =========  =========
Per common share amount............. $     .55  $     .42  $    1.38  $    1.07
                                     =========  =========  =========  =========

FULLY DILUTED
Average common shares outstanding...   222,755    222,761    222,758    222,760
Net effect of dilutive stock
 options--based on the treasury
 stock method using the higher of
 ending or average market prices....     8,780      7,468      8,780      7,468
                                     ---------  ---------  ---------  ---------
  Total.............................   231,535    230,229    231,538    230,228
                                     =========  =========  =========  =========

Net income.......................... $ 129,523  $  97,327  $ 325,065  $ 242,887
Less:  preferred stock dividend
 requirements.......................     3,046          -      8,671          -
                                     ---------  ---------  ---------  ---------
Net income applicable to common
 stock..... ........................ $ 126,477  $  97,327  $ 316,394  $ 242,887
                                     =========  =========  =========  =========
Per common share amount............. $     .55  $     .42  $    1.37  $    1.05
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

     On October 15, 1996, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, to be issued on January 1, 1997, to stockholders of record as of December 16, 1996. Common shares and per common share data have not been restated to reflect this stock split.

     For comparative purposes, earnings per common share and weighted average common shares outstanding and common stock equivalents have been restated to reflect the three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued February 16, 1996, to stockholders of record as of February 2, 1996.

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

  2. Report dated July 17, 1996, reporting the securitization of approximately $500.0 million of credit card receivables by MBNA America Bank, N.A.

  3. Report dated July 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1996.

  4. Report dated August 14, 1996, reporting the securitization of approximately $1.2 billion of credit card receivables by MBNA America Bank, N.A.

  5. Report dated August 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for August 1996.

  6. Report dated September 19, 1996, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

  7. Report dated September 23, 1996, reporting MBNA Corporation's issuance of 6,000,000 shares of Adjustable Rate Cumulative Preferred Stock, Series B.

  8. Report dated September 25, 1996, reporting the securitization of approximately $784.0 million of credit card receivables by MBNA America Bank, N.A.

  9. Report dated September 30, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for September 1996.

 10. Report dated October 15, 1996, reporting MBNA Corporation's earnings release for the third quarter of 1996.

 11. Report dated October 24, 1996, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

 12. Report dated October 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1996.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               MBNA CORPORATION

Date:  November 14, 1996          By:       /s/ M. Scot Kaufman
                                         ----------------------------
                                                M. Scot Kaufman
                                           Executive Vice President
                                           Chief Financial Officer