Form 10-K405
period 1996-12-31
MBNA CORP
filed 1997-03-21
CIK 870517

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10683

                                MBNA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    MARYLAND                                       52-1713008
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

                 WILMINGTON, DE                                      19884
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 362-6255

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------    -----------------------------------------
            Common Stock, $.01 par value                          New York Stock Exchange
       6 7/8% Senior Notes due October 1, 1999                    New York Stock Exchange
     7 1/2% Cumulative Preferred Stock, Series A                  New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B              New York Stock Exchange
 MBNA Capital A 8.278% Capital Securities, Series A,              New York Stock Exchange
    guaranteed by MBNA Corporation to the extent
                  described therein
  MBNA Capital B Floating Rate Capital Securities,                New York Stock Exchange
   Series B, guaranteed by MBNA Corporation to the
              extent described therein

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant's Common Stock as reported on the New York Stock Exchange was $9,384,248,477. As of March 13, 1997, there were outstanding 334,125,000 shares of Common Stock, par value $.01 per share, which stock is the only class of Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1997 are incorporated by reference into Part III.
================================================================================

                                MBNA CORPORATION

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                       PART I
ITEM 1.     Business.................................................................    1
ITEM 2.     Properties...............................................................    7
ITEM 3.     Legal Proceedings........................................................    8
ITEM 4.     Submission of Matters to a Vote of Security Holders......................    8
            Executive Officers of the Registrant.....................................    8
                                       PART II
ITEM 5.     Market for the Registrant's Common Stock and Related Stockholder
              Matters................................................................   10
ITEM 6.     Selected Financial Data..................................................   10
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................   10
ITEM 8.     Financial Statements and Supplementary Data..............................   10
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.............................................................   10
                                      PART III
ITEM 10.    Directors and Executive Officers of the Registrant.......................   11
ITEM 11.    Executive Compensation...................................................   11
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management...........   11
ITEM 13.    Certain Relationships and Related Transactions...........................   11
                                       PART IV
ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   12
Signatures...........................................................................   15

                                     PART I

ITEM 1.  BUSINESS

     MBNA Corporation (the "Corporation"), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank organized in January 1991 as the successor to a national bank formed in 1982. Through the Bank, the Corporation is one of the world's largest lenders through bank credit cards. The Corporation is the leading issuer of affinity credit cards, marketed primarily through endorsements of membership associations and financial institutions. In addition to its credit card lending, the Corporation makes other consumer loans and offers deposit and insurance products.

PRODUCTS

  Credit Cards

     The Corporation offers two general types of credit cards, premium and standard, issued under either the MasterCard(R) or Visa(R) name.* The Corporation markets standard and premium cards to new Customers and it markets premium cards to qualifying standard card Customers. Premium cards include Gold and Platinum Plus cards. Premium card usage and average account balances are generally higher than those of standard card Customers.

  Other Consumer Loans

     The Corporation's consumer finance products include unsecured lines of credit accessed by check and unsecured installment loans. These products are marketed by the Bank to existing credit card Customers, as well as others, and are used by Customers primarily for large purchases or consolidation of other consumer debt.

     The Corporation also offers secured loans to individuals, including home equity loans and, beginning in 1996, airplane loans, through a subsidiary, MBNA Consumer Services, Inc. The subsidiary is currently licensed in 42 states and the District of Columbia.

  Deposits

     The Corporation offers money market deposit accounts and certificates of deposit. Money market deposit accounts provide Customers with liquidity and convenience of service, as well as insurance up to $100,000 per depositor by the Federal Deposit Insurance Corporation ("FDIC"). Certificates of deposit are traditional fixed term investments with maturities that typically range from six to sixty months. They are also insured by the FDIC up to $100,000. Deposit products are offered to members of the Corporation's endorsing associations, to existing credit card Customers and to others.

  Insurance

     The Corporation offers credit insurance to its credit card Customers. In late 1996 it began offering property and casualty insurance, initially automobile insurance, to Customers. It plans to offer life insurance to Customers in 1997. The Bank is currently licensed to sell property and casualty insurance in 30 states.

MARKETING

     The Corporation directs its marketing efforts primarily to members of endorsing groups, to customers of financial institutions, and to targeted lists of people with a strong common interest. As of December 31, 1996, the Corporation's products were endorsed by more than 4,400 organizations and financial institutions.

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International Inc.; Visa(R) is a federally registered servicemark of Visa U.S.A., Inc.

     Credit cards issued to affinity group members or financial institution customers usually carry custom graphics and the name and logo of the endorsing organization. The Corporation develops a customized marketing program for each endorsing organization or financial institution. In addition to servicing the credit cards, the Corporation offers economic incentives to the endorsing groups and financial institutions.

     The Corporation's affinity marketing approach includes created personal interest and regional affinity programs for people with strong common interests but without a specific group affiliation. Personal interest programs are offered to people with common interests through purchased targeted lists. Regional programs include state and city series cards that bear images of regional or local scenes.

     The Corporation also offers co-branded cards through relationships with commercial firms, including professional sports teams. These programs typically include arrangements for incentives to Customers to purchase services or merchandise from the co-branding firm.

     The Corporation primarily uses direct mail, telemarketing and person-to-person marketing to market its credit cards and other products. Thousands of different marketing campaigns are developed each year, generating millions of direct mail pieces designed to add accounts and stimulate use. The Corporation customizes its marketing approach for each program. The Corporation's in-house advertising agency designs custom graphics for credit cards and prepares direct mail programs and advertisements. In addition, the Corporation's marketing activities include efforts to retain profitable accounts, and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through balance transfer programs.

     The Corporation conducts marketing activities primarily in the United States through MBNA Marketing Systems, Inc., a subsidiary of the Bank. In 1993, the Corporation organized MBNA International Bank Limited as a subsidiary of the Bank to market credit cards in the United Kingdom.

     MBNA Marketing Systems, Inc. has regional centers in Maine, Ohio, Texas, Maryland and Florida and sales offices in New York City, Chicago, Washington, D.C., and San Francisco. MBNA International Bank Limited has its headquarters in Chester, England and a sales and marketing office in London. These regional centers and sales offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing. MBNA Marketing Systems plans to open an additional regional center on the West Coast.

     MBNA Marketing Systems, Inc. has 11 telemarketing facilities in 8 states. As of December 31, 1996, it employed approximately 3,000 people in telemarketing, the majority of whom worked part time. The telemarketing organization generates new accounts by calling prospects obtained from membership lists of endorsing organizations and other prospects lists. Other consumer loan, deposit and credit insurance products are made available to existing Customers.

CREDIT

     The Corporation makes credit decisions by combining sophisticated technology and highly predictive models with the insight of a credit analyst. Approved credit applications are reviewed individually by a credit analyst, who assigns a credit line based on a review of the potential Customer's financial history and capacity to repay. Credit analysts review credit reports obtained through an independent credit reporting agency, and use a delinquency probability model to assist them in reaching a credit decision for each applicant. Credit analysts also review and verify other information, such as employment and income, when necessary to make a credit decision. Further levels of review are automatically triggered, depending upon the level of risk indicated by the delinquency probability model. Credit analysts review applications obtained through pre-approved offers to ensure adherence to credit standards and that the appropriate credit limit is assigned. Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation's Loan Review Department independently reviews selected applications to ensure quality and consistency. Less than half of the credit applications received by the Corporation in 1996 were approved. The Corporation's losses have been consistently below the Visa and MasterCard industry average.

COLLECTION

     The Corporation's collection philosophy, based on a persistent yet professional approach, is to work with each past due Customer at an early stage of delinquency. The Corporation employs several computerized systems to assist in the collection of past due accounts. Initially, the Predictive Management System analyzes each Customer's purchase and repayment habits, and selects accounts for initial contact with the objective of contacting the highest risk accounts first. Subsequently, the accounts selected are queued to the Corporation's proprietary Collection Tracking and Analysis system (CTA) and Outbound Call Management System (OCMS). OCMS sorts accounts by a number of factors, including time zone, degree of delinquency and dollar amount due. OCMS automatically dials delinquent accounts in order of priority. Representatives are automatically linked to the Customer's account information and voice line when a contact is established.

     CTA is used to work accounts continually, by market sector, at each stage of delinquency through the 180-day past due level. As an account enters the 180-day delinquency level, it is classified as a potential charge-off. Accounts failing to make a payment during the 180-day cycle are written off. Managers may defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all exceptions to charge-off.

     A Customer account may be reaged to remove existing delinquency. Generally, to qualify for reaging, the account must have been open for at least one year and cannot have been reaged during the preceding 365 days. The Customer must have made payments equal to a total of three minimum payments in the last 90 days, including one full minimum payment during the last 30 days. All account reages are approved by a manager. Collection reages are reviewed by the Loan Review Department.

OPERATIONS

     Credit card processing services performed by MBNA Hallmark Information Services, Inc. ("Information Services"), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. Information Services' data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at Information Services' facilities in Dallas, Texas, and Newark, Delaware. The Corporation, using Information Services as its service bureau, generates and mails to Customers monthly statements summarizing account activity, and processes Customer monthly payments.

TECHNOLOGY

     The Corporation uses sophisticated systems and technology in all aspects of its business operations to enhance Customer service and improve efficiency. These systems include marketing databases, advanced telecommunications networks to support Customer service and telemarketing, a credit decisioning system which processes credit card applications with on-line credit bureaus to support credit, neural networks to identify and prevent fraud, and selective statement insertion for customizing communications with Customers. These systems enable the Corporation to implement customized marketing and service strategies for endorsed organizations. The Corporation relies primarily on internal development of technology solutions to ensure the flexibility, quality and responsiveness of computer and telecommunication systems needed in its business.

TERMS AND CONDITIONS

     Each credit card Customer and the Corporation enter into an agreement which governs the terms and conditions of the Customer's MasterCard or Visa account. The Corporation reserves the right to add or change any terms, conditions, services or features of its MasterCard or Visa accounts at any time, including increasing or decreasing periodic finance charges, other charges or minimum payment terms. The agreement with each Customer provides that the Corporation may apply such changes, when applicable, to current outstanding balances as well as to future transactions. The Customer can avoid certain changes by notice to the Corporation and by not using the account.

     A Customer may use a credit card for purchases and cash advances. Monthly periodic finance charges are calculated by multiplying the applicable average daily balances on the account by the applicable daily periodic rates. Finance charges are calculated on purchases from the date of the purchase or the first day of the billing cycle in which the purchase posts to the account, whichever is later, and are not assessed in most circumstances on purchases if the closing balances shown on each billing statement are paid in full by the payment due date, which is generally 3 days before the next billing date. Finance charges on cash advances are calculated from the date of the transaction. Customers are required to make a minimum monthly payment equal to the greater of $15 or 2% of the outstanding balance on the account.

     The Corporation offers fixed and variable rates on credit card accounts and also offers temporary promotional rates. Variable rates are offered at a percentage rate tied to the U.S. prime rate published in The Wall Street Journal and are adjusted, if applicable, quarterly.

     The Corporation assesses an annual fee on some Customer accounts. Annual fees, when assessed, are generally waived for the first year on new accounts and thereafter may be waived or rebated. The Corporation assesses cash advance transaction, certain purchase, late, overlimit and returned check fees on Customer accounts in accordance with agreements with Customers.

REGULATORY MATTERS

  General

     As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA") and to the BHCA's examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies generally are prohibited under the BHCA from engaging in non-banking activities, subject to certain exceptions.

     The earnings of the Bank and the Corporation are affected by general economic conditions, monetary policies and the actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the Office of the Comptroller of the Currency (the "OCC"). In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation.

     The Bank is subject to supervision and examination by the OCC, the Bank's primary regulator. The Bank is insured by, and therefore also is subject to the regulations of, the FDIC, and is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

  Dividends

     The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank is subject to limitations on the dividends it may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See "Capital Adequacy" on page 34 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference. In addition, both the Corporation and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

  Borrowings by the Corporation

     There are various legal restrictions on the extent to which the Corporation may borrow or otherwise obtain credit from, or engage in certain other transactions with, the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10 percent of the Bank's capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank's capital stock and surplus.

     Extensions of credit and other transactions between the Bank and the Corporation must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

  Capital Requirements

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is subject to similar risk-based capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders' equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 risk-based capital"). The remainder ("Total risk-based capital") may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of reserves for possible credit losses. In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 risk-based capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that meet certain specified criteria, including that they have the agency's highest supervisory rating. Under the guidelines, holding companies that do not satisfy the criteria for the lowest requirement and holding companies undertaking expansion programs must maintain a leverage ratio at least 100 basis points to 200 basis points higher than the 3% minimum ratio. At December 31, 1996 regulatory capital ratios for the Corporation were: Tier 1 risk-based capital, 10.89%; Total risk-based capital, 13.22%; and leverage, 11.21%. The Bank's ratios at December 31, 1996 were: Tier 1 risk-based capital, 10.01%; Total risk-based capital, 12.31%; and leverage, 9.24%. Holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities. As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies have proposed guidelines to require additional capital related to an institution's interest rate risk.

  Corporation Support of Bank

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's stockholders and, if any such assessment is not paid, to sell the stock to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support it. Any capital loans by the Corporation to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank.

  FDICIA and FDIC Insurance

     FDICIA provided increased funding for the Bank Insurance Fund ("BIF") of the FDIC and provided for expanded regulation of banks and bank holding companies. The regulation includes expanded federal banking agency examinations and increased powers of federal banking agencies to take corrective action to resolve the problems of insured depository institutions with capital deficiencies. These powers vary depending on which of several levels of capitalization a particular institution meets.

     FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates; there are no such restrictions on a bank that is well capitalized. As of December 31, 1996 the Bank met the FDIC's definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be "well capitalized" if it maintains a ratio of Tier 1 risk-based capital to risk-adjusted assets of at least 6%, a ratio of total risk-based capital to risk-adjusted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 1996, the Bank had brokered deposits of $2.3 billion.

     The Bank is subject to FDIC deposit insurance assessments for the BIF. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the Bank in the future will depend in part upon the risk assessment classification assigned to the Bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. The Deposit Insurance Funds Act of 1996 ("DIFA") provides that premiums related to deposits assessed by the BIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

     DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund ("SAIF") assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits. (The rate may be adjusted quarterly to reflect a change in assessment base for the BIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.)

  Regulation of the Credit Card Business

     The relationship between the Corporation and its Customers is extensively regulated by federal and state consumer protection laws. The Truth in Lending Act requires credit card issuers to make certain disclosures along with their applications and solicitations, upon opening an account and with each periodic statement. The Act also imposes certain substantive requirements and restrictions on credit card issuers and provides Customers with certain rights to dispute unauthorized charges and to have their billing errors corrected promptly. Customers are also given the right to have their payments promptly credited to their accounts.

     The Equal Credit Opportunity Act prohibits lenders from discriminating in extending credit on certain criteria such as an applicant's sex, race and marital status. In order to protect borrowers from such discrimination, the Act requires credit card issuers to disclose the reasons they took adverse action against an applicant or a Customer.

     The Fair Credit Reporting Act generally regulates credit reporting agencies, but also imposes some duties on credit card issuers as users of consumer credit reports. For instance, the Act prohibits the use of a consumer credit report by a credit card issuer except in connection with a proposed business transaction with the consumer. The Act also requires that credit card issuers notify consumers when they take adverse action based upon information obtained from credit reporting agencies.

     The federal regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Corporation to pay restitution to injured Customers. Customers may bring actions for damages for certain violations. In addition, a Customer may be entitled to assert a violation of these consumer protection laws by way of set-off against the Customer's obligation to pay the outstanding credit card balance.

     The National Bank Act, which governs the activities of national banks, authorizes national banks to use various alternative interest rates when they make loans, including the highest interest rate authorized for state chartered lenders located in the state where the national bank is located. This ability to "export" rates, as provided for in the Act, is relied upon by the Bank to charge Customers the interest rates and fees permitted by Delaware law regardless of an inconsistent law of the state in which the Customer is located, thereby facilitating the Bank's nationwide credit card lending activities.

  Interstate Banking

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, commencing June 1, 1997, national and state banks with different home states will be permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passes legislation prior to this date expressly prohibiting interstate bank mergers.

  Insurance

     Section 92 of the National Bank Act authorizes the Bank to engage in the business of insurance as an agency. In order to conduct an agency business the Bank must obtain licensing approval in each state in which it intends to operate and is subject to state regulation on agency and agent licensing, disclosure requirements, policy delivery and other matters. State requirements which are so burdensome or onerous as to preclude a national bank from exercising the powers granted to it under Section 92 are preempted. There are differences among federal and state regulators as to the extent of federal preemption of state insurance agency regulation which have not been resolved.

COMPETITION

     The Corporation's business is highly competitive. The Corporation competes with numerous national, regional and local institutions. Significant new competitors in recent years have included non-bank competitors and co-branded credit cards. Strategies used by the Corporation's competitors include targeted marketing, low introductory rates, no annual fee credit cards, balance transfers and discounts on products and services. The Corporation also uses these strategies and, in addition, relies on its strategy of marketing to people with a strong common interest and its superior Customer service to compete with its competitors.

EMPLOYEES

     As of December 31, 1996, the Corporation had approximately 15,000 employees.

ITEM 2.  PROPERTIES

     The Corporation has approximately 2.5 million square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware. The majority of these facilities were designed and built expressly for the Corporation's credit card operations. These complexes include space for future expansion. The Corporation is constructing additional office space in two of these complexes.

     MBNA Hallmark Information Services, Inc. conducts its processing services from an approximately 300,000 square foot facility in Dallas, Texas as well as from approximately 100,000 square feet of office space at the Bank's facilities in Newark, Delaware. The Corporation is constructing additional office space in its Texas facility.

     MBNA Marketing Systems, Inc. has the following regional offices: approximately 200,000 square feet of space in Camden, Maine and approximately 130,000 square feet of space in Belfast, Maine; approximately 300,000 square feet of space in Cleveland, Ohio; approximately 30,000 square feet of space in Information Services' Dallas facility; and approximately 70,000 square feet of space in Boca Raton, Florida. These facilities are owned by the Corporation. The Corporation expects to open a regional office facility in Maryland in 1997. The Corporation is constructing additional office space in Maine, Florida and Ohio.

     MBNA Marketing Systems, Inc. has leased sales offices in New York City, Chicago, San Francisco and Washington, D.C. The leases are for 10-year terms and contain renewal options which, if exercised, would extend the leases for up to five additional years in New York City and San Francisco, and 10 additional years in Chicago and Washington, D.C. Marketing Systems leases or owns telemarketing offices in Delaware, Georgia, Maine, Maryland, Ohio and Pennsylvania.

     MBNA International Bank Limited's credit card operations are located in approximately 160,000 square feet of space in Chester, England, which it purchased in 1994. It maintains a sales office of approximately 4,500 square feet of leased space in London.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. in the United States District Court for the Middle District of Florida. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys fees for an alleged breach of contract, and violation of the Delaware Deceptive Trade Practices Act and the federal Racketeer Influenced and Corrupt Organizations Act. In October 1996, this case was transferred to the United States District Court for the District of Delaware. The defendants have filed a motion for summary judgment which is pending. The Corporation believes that its advertising practices are proper under applicable federal and state law and intends to defend vigorously against the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders of the Corporation.

                         ------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Corporation's executive officers is set forth below.

     Alfred Lerner (63) has been Chairman and Chief Executive Officer of the Corporation since its inception in January 1991 and a director of the Bank since December 1991. He served as Chairman of the Board and Chief Executive Officer of MNC Financial, Inc. ("MNC Financial") from September 1990 to July 1991 and as Chairman of the Board from July 1991 to October 1993. Mr. Lerner served as Chairman of the Board of Equitable Bancorporation from July 1983 until it merged with MNC Financial in January 1990. He has been Chairman and Chief Executive Officer of The Town and Country Trust since August 1993. He was Chairman of the Board of The Progressive Corporation, an insurance holding company, from 1988 to April 1993. He is a member of the Boards of Trustees of Columbia University, of the Cleveland Clinic Foundation and of Case Western Reserve University. He is also President of the Cleveland Clinic Foundation.

     Charles M. Cawley (56) has been President and a director of the Corporation and Chairman and Chief Executive Officer of the Bank since January 1991. He was the senior operating executive that formed the Bank in 1982. He has served as Chief Executive Officer of the Bank since 1990, and as President since 1985. He has been a director of the Bank since 1982. He serves on the boards of Georgetown University, the University of Delaware, the Eisenhower Exchange Fellowships, and the American Architectural Foundation. He is Chairman of the Board of the Grand Opera House in Wilmington, Delaware, and is a member of the Board and executive committee of MasterCard International.

     John R. Cochran III (45) has been an Executive Vice President of the Corporation since January 1991. He has served as Vice Chairman of the Bank and as its Chief Marketing Officer since April 1991. He was Executive Vice President from 1987 to 1991, Senior Vice President from 1985 to 1987, and Chief

Administrative Officer from 1990 to February 1993. He has been a director of the Bank since 1986 and has been a director of the United States Board of Directors of MasterCard International since 1994.

     Bruce L. Hammonds (48) has been an Executive Vice President of the Corporation since January 1991. He has served as Vice Chairman of the Bank since April 1991 and as its Chief Operating Officer since 1990. He was Executive Vice President from 1987 to 1991 and Senior Vice President from 1986 to 1987. He has been a director of the Bank since 1986. He is Chairman of the Board of the Delaware State Chamber of Commerce and is a director of the Delaware Banker's Association and the Delaware Housing Partnership.

     M. Scot Kaufman (47) has been an Executive Vice President and Treasurer of the Corporation since January 1991 and Chief Accounting Officer since July 1991. He was Chief Financial Officer of the Corporation from January 1991 to July 1991 and since July 1992. He has served as Vice Chairman of the Bank since November 1992 and as its Chief Financial Officer since 1985. He was Senior Executive Vice President from July 1991 to November 1992, Executive Vice President from 1989 to 1991 and Senior Vice President of the Bank from 1985 to 1989. He has been a director of the Bank since 1986.

     David W. Spartin (39) has been a Vice Chairman and a director of the Bank since March 1997 and served as Senior Executive Vice President of the Bank from September 1993 to March 1997. He was Executive Vice President of the Bank from January 1993 to September 1993 and Senior Vice President of the Bank from May 1991 to January 1993.

     Lance L. Weaver (42) has been an Executive Vice President of the Corporation since April 1994 and Vice Chairman and Chief Administrative Officer of the Bank since February 1993. Prior to joining the Corporation, he served as Senior Vice President of Citicorp/Citibank from 1985 to 1991. He has been a director of the Bank since February 1993.

     Ronald W. Davies (55) has been an Executive Vice President of the Corporation since October 1991 and Vice Chairman and Chief Technology Officer of the Bank since April 1991 and has been Group Head of Technology Management since January 1996. He has served as Chairman and Chief Executive Officer of MBNA Hallmark Information Services, Inc. since August 1991. Prior to joining the Corporation, he served as Senior Executive Vice President of Maryland National Bank from 1986 to 1991. He has been a director of the Bank since April 1991.

     Richard K. Struthers (41) has been Vice Chairman and a director of the Bank since January 1997 and Group President of the Bank since January 1996. He was Vice Chairman of the Bank from July 1995 to January 1996. He was a Senior Executive Vice President of the Bank from June 1992 to July 1995 and was Executive Vice President of the Bank from October 1986 to June 1992.

     Vernon H. C. Wright (54) has been an Executive Vice President and Chief Corporate Finance Officer of the Corporation and Chief Corporate Finance Officer of the Bank since July 1992. He has been Vice Chairman of the Bank since September 1995 and Group Head of Treasury for the Bank since January 1996. He served as Senior Executive Vice President of the Bank from July 1992 to September 1995 and as Executive Vice President from February 1991 to July 1992. Prior to joining the Corporation in February 1991 he was Senior Vice President and Chief Corporate Finance Officer at MNC Financial, Inc. and Maryland National Bank. He has been a director of the Bank since November 1992.

     Kenneth F. Boehl (42) has been Senior Executive Vice President of the Bank since November 1992 and has been the Senior Control Officer of the Bank since April 1992. Mr. Boehl served as Executive Vice President of the Bank from January 1992 to November 1992 and Senior Vice President from November 1988 to January 1992.

     John W. Scheflen (50) has been an Executive Vice President, General Counsel and Secretary of the Corporation since March 1992. He has served as a Senior Executive Vice President of the Bank since January 1993, Executive Vice President of the Bank from March 1992 to January 1993 and Secretary and Cashier of the Bank since March 1992. Prior to joining the Corporation he was a partner with Venable, Baetjer and Howard from 1984 to March 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     "Common Stock Price Range and Dividends" on page 62 and Notes G and M to the Notes to the Consolidated Financial Statements on pages 46, 47 and 52 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Ten-Year Statistical Summary" on pages 20 and 21 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 35 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

     The following table presents the maturity distribution of domestic certificates of deposit in amounts of $100,000 or more for the most recent three years.

                                                                  DECEMBER 31
                                           ----------------------------------------------------------
                                                  1996                 1995                1994
                                           ------------------   ------------------   ----------------
                                             AMOUNT       %       AMOUNT       %      AMOUNT      %
                                           ----------   -----   ----------   -----   --------   -----
                                                             (DOLLARS IN THOUSANDS)
Three months or less.....................  $  486,008    33.2   $  271,560    23.4   $ 69,253    15.8
Over three through six months............     226,810    15.5      331,383    28.6     62,887    14.3
Over six through twelve months...........     279,976    19.1      198,613    17.2     85,251    19.4
Over twelve months.......................     470,704    32.2      356,474    30.8    221,759    50.5
                                           ----------   -----   ----------   -----   --------   -----
          Total..........................  $1,463,498   100.0   $1,158,030   100.0   $439,150   100.0
                                           ==========   =====   ==========   =====   ========   =====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements, the "Report of Independent Auditors" and the "Summary of Consolidated Quarterly Financial Information" on pages 38 through 61 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" on pages 4 to 5 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Election of Directors" on pages 4 to 5, "Executive Compensation" on pages 6 to 9 and "Compensation Committee Interlocks and Insider Participation" on page 11 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Security Ownership of Management and Certain Beneficial Owners" on pages 2 to 3 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships" on page 11 in the Definitive Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  INDEX TO FINANCIAL STATEMENTS:

     1. The following consolidated financial statements of MBNA Corporation and subsidiaries are incorporated herein by reference from the pages designated in the 1996 Annual Report to Stockholders:

                                                                              PAGE
                                                                              -----
        Consolidated Statements of Financial Condition, December 31,
          1996 and 1995.....................................................     38
        Consolidated Statements of Income for the years ended December 31,
          1996, 1995 and 1994...............................................     39
        Consolidated Statements of Changes in Stockholders' Equity for the
          years ended December 31, 1996, 1995 and 1994......................     40
        Consolidated Statements of Cash Flows for the years ended December
          31, 1996, 1995 and 1994...........................................     41
        Notes to the Consolidated Financial Statements......................  42-59
        Report of Independent Auditors......................................     60

     2. Financial Statement Schedules

          No Financial Statement Schedules are required to be filed.

     3. Exhibits:

     The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant's Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, and the 1995 Form 10-K are to the Registrant's Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, respectively.

Exhibit 3.1      Articles of Incorporation, as amended and supplemented.
Exhibit 3.2      By-laws, as amended (incorporated by reference to Exhibit 3.2 of 1991 Form
                 10-K).
Exhibit 4.1*     Senior Indenture dated as of September 29, 1992, between the Registrant and
                 Bankers Trust Company, as Trustee.
Exhibit 4.2*     Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*     Fiscal and Paying Agency Agreement, dated September 21, 1992, between MBNA
                 America Bank, N.A. and Harris Bank and Trust Company, as Fiscal and Paying
                 Agent, for the 7.25% Subordinated Notes due 2002.
Exhibit 4.4*     Issuing and Paying Agency Agreement dated as of December 10, 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA
                 America Bank, N.A. and First Trust of New York, National Association.
Exhibit 4.5      Junior Subordinated Indenture between the Registrant and The Bank of New
                 York, as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997
                 Form S- 4).
Exhibit 4.6      Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York.

Exhibit 4.7      Guarantee Agreement, dated as of December 18, 1996, between the Registrant and the Bank of New York.
Exhibit 4.8      Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and the Bank of New York.
Exhibit 4.9      Guarantee Agreement, dated as of January 23, 1997, between the Registrant and the Bank of New York.
Exhibit 10.1     Tax Sharing and Indemnity Agreement with MNC Financial (incorporated by reference to Exhibit 10.2 of 1990 Form S-1).
Exhibit 10.2     License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.3     License Agreement with VISA (incorporated by reference to Exhibit 10.4 of
                 1990 Form S-1).
Exhibit 10.4     Share Purchase Agreement with Alfred Lerner (including Registration Rights
                 Agreement) (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.5     Amended and Restated Competitive Advance and Revolving Credit Facility
                 Agreement, dated as of January 15, 1997, among MBNA America Bank, N.A., certain lenders and Chase Manhattan Bank, as Agent.
Exhibit 10.6     Second Amendment dated April 10, 1996 and Third Amendment dated February 27,
                 1997 to the Credit Agreement dated as of April 13, 1994, between the
                 Registrant and Bank of America National Trust and Savings Association
                 (Original agreement incorporated by reference to Exhibit 10.7 of 1994 Form
                 10-K and First Amendment dated April 7, 1995 incorporated by reference to
                 Exhibit 10.6 of 1995 Form 10-K).
Exhibit 10.7     Amendment dated October 2, 1996 and amendment dated June 28, 1996 to the
                 Credit Agreement, dated as of October 5, 1994, between Registrant and The
                 Bank of New York (Original Agreement incorporated by reference to Exhibit
                 10.8 of 1994 Form 10-K and Amendment dated October 4, 1995 incorporated by reference to Exhibit 10.7 of 1995 Form 10-K).
Exhibit 10.8**   1991 Long Term Incentive Plan, as amended (incorporated by reference to
                 Exhibit 10.8 of 1995 Form 10-K), and forms of Stock Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and
                 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.9**   Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.10**  MBNA Corporation Supplemental Executive Retirement Plan, as amended and restated November 12, 1996.
Exhibit 10.11**  Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan
                 incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988
                 Deferred Compensation Plan incorporated by reference to Exhibit 10.14 of 1993
                 Form 10-K).
Exhibit 10.12**  MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10.12 of 1995 Form 10-K).
Exhibit 10.13**  Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.18 of
                 1992 Form 10-K).
Exhibit 10.14**  Deferred Compensation Plan and form of Agreement, as amended and restated
                 effective April 1, 1995 (incorporated by reference to Exhibit 10.16 of 1994
                 Form 10-K).
Exhibit 11       Computation of Earnings Per Common Share.
Exhibit 12       Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
                 Stock Dividends.
Exhibit 13       1996 Annual Report to Stockholders.

Exhibit 21       Subsidiaries of the Corporation.
Exhibit 23       Consent of Independent Auditors.
Exhibit 27       Financial Data Schedule.

---------------
 * The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K

          1. Report dated October 15, 1996, reporting MBNA Corporation's earnings release for the third quarter of 1996.

          2. Report dated October 24, 1996, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

          3. Report dated October 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1996.

          4. Report dated November 26, 1996, reporting the securitization of approximately $500.0 million of credit card receivables by MBNA America Bank, N.A.

          5. Report dated November 30, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for November 1996.

          6. Report dated December 3, 1996, reporting the securitization of approximately $500.0 million of credit card receivables by MBNA America Bank, N.A.

          7. Report dated December 5, 1996, reporting the securitization of approximately 250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

          8. Report dated December 31, 1996, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for December 1996.

          9. Report dated January 14, 1997, reporting MBNA Corporation's earnings release for the fourth quarter of 1996.

          10. Report dated January 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1997.

          11. Report dated February 27, 1997, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MBNA CORPORATION

                                          By: /s/        ALFRED LERNER
                                            ------------------------------------
                                                       Alfred Lerner
                                            Chairman and Chief Executive Officer

March 21, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------   --------------------------------  ---------------

            /s/ ALFRED LERNER                Chairman, Chief Executive         March 21, 1997
------------------------------------------     Officer and Director
              Alfred Lerner                    (principal executive officer)

          /s/ CHARLES M. CAWLEY              President and Director            March 21, 1997
------------------------------------------
            Charles M. Cawley

           /s/ M. SCOT KAUFMAN               Executive Vice President and      March 21, 1997
------------------------------------------     Treasurer (principal financial
             M. Scot Kaufman                   and accounting officer)

           /s/ JAMES H. BERICK               Director                          March 21, 1997
------------------------------------------
          James H. Berick, Esq.

     /s/ BENJAMIN R. CIVILETTI, ESQ.         Director                          March 21, 1997
------------------------------------------
       Benjamin R. Civiletti, Esq.

       /s/ RANDOLPH D. LERNER, ESQ.          Director                          March 21, 1997
------------------------------------------
         Randolph D. Lerner, Esq.

         /s/ STUART L. MARKOWITZ             Director                          March 21, 1997
------------------------------------------
        Stuart L. Markowitz, M.D.

          /s/ MICHAEL ROSENTHAL              Director                          March 21, 1997
------------------------------------------
         Michael Rosenthal, Ph.D.

                                 EXHIBIT INDEX

     The following exhibits are filed with the MBNA Corporation annual report on Form 10-K for the fiscal year ended December 31, 1996:

EXHIBIT NO.                                  DESCRIPTION                                 PAGE NO.
-----------   -------------------------------------------------------------------------  --------
     3.1      Articles of Incorporation, as amended and supplemented...................
     4.6      Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and the Bank of New York..........................
     4.7      Guarantee Agreement, dated as of December 18, 1996, between the
              Registrant and the Bank of New York......................................
     4.8      Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and the Bank of New York..........................
     4.9      Guarantee Agreement, dated as of January 23, 1997, between the Registrant and the Bank of New York.................................................
    10.5      Amended and Restated Competitive Advance and Revolving Credit Facility
              Agreement, dated as of January 15, 1997, among MBNA America Bank, N.A., certain lenders and Chase Manhattan Bank, as Agent.......................
    10.6      Second Amendment dated April 10, 1996 and Third Amendment dated February
              27, 1997 to the Credit Agreement dated as of April 13, 1994, between the
              Registrant and Bank of America National Trust and Savings Association....
    10.7      Amendment dated October 2, 1996 and amendment dated June 28, 1996 to the
              Credit Agreement, dated as of October 5, 1994, between Registrant and The
              Bank of New York.........................................................
    10.8      Forms of Stock Option Agreements.........................................
    10.10     MBNA Corporation Supplemental Executive Retirement Plan, as amended and restated November 12, 1996. .............................................
    11        Computation of Earnings Per Common Share.................................
    12        Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
              Stock Dividends..........................................................
    13        1996 Annual Report to Stockholders.......................................
    21        Subsidiaries of the Corporation..........................................
    23        Consent of Independent Auditors..........................................
    27        Financial Data Schedule..................................................