Form 10-Q
period 1997-03-31
MBNA CORP
filed 1997-05-15
CIK 870517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                              -------------------------------------------------
                                      or

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

                Common Stock, $.01 Par Value -- 334,125,000 Shares
                          Outstanding as of March 31, 1997

                               MBNA CORPORATION AND SUBSIDIARIES

                               Table of Contents

Page

                         Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                   1
           March 31, 1997 (unaudited) and December 31, 1996

           Consolidated Statements of Income -                                3
           For the Three Months Ended March 31, 1997 and 1996 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -       5
           For the Three Months Ended March 31, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows -                            7
           For the Three Months Ended March 31, 1997 and 1996 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)         9

Item 2.    Management's Discussion and Analysis of Financial Condition       12
           and Results of Operations

           Supplemental Financial Information                                30


                         Part II -  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders               31

Item 6.    Exhibits and Reports on Form 8-K                                  32

Signature                                                                    38
                               MBNA CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                            (dollars in thousands)

                                                    March 31,     December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $    384,228    $    225,063
Interest-earning time deposits in other banks....    1,119,030         621,614
Federal funds sold and securities purchased
 under resale agreements.........................      295,000         255,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,838,338 and $1,718,643 at
   March 31, 1997 and December 31, 1996,
   respectively).................................    1,838,814       1,719,730
  Held-to-maturity (market value of $583,524
   and $592,208 at March 31, 1997 and
   December 31, 1996, respectively)..............      593,665         598,320
Loans held for securitization....................    3,143,495       2,469,974
Loans:
  Credit card....................................    5,210,951       5,722,299
  Other consumer.................................    1,608,830       1,936,779
                                                  ------------    ------------
    Total loans..................................    6,819,781       7,659,078
  Reserve for possible credit losses.............     (127,828)       (118,427)
                                                  ------------    ------------
    Net loans....................................    6,691,953       7,540,651
Premises and equipment, net......................    1,125,940       1,047,183
Accrued income receivable........................      101,156          98,160
Accounts receivable from securitizations.........    2,061,685       1,777,323
Prepaid expenses and deferred charges............      235,519         204,139
Other assets.....................................      517,346         478,185
                                                  ------------    ------------
    Total assets................................. $ 18,107,831    $ 17,035,342
                                                  ============    ============















                                                    March 31,     December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $  7,690,659    $  7,159,440
  Money market deposit accounts..................    2,837,580       2,719,545
  Noninterest-bearing demand deposits............      343,450         233,885
  Interest-bearing transaction accounts..........       25,754          27,995
  Savings accounts...............................       11,204          10,821
                                                  ------------    ------------
    Total deposits...............................   10,908,647      10,151,686
Short-term borrowings............................      547,007         693,387
Long-term debt and bank notes....................    4,258,604       3,950,358
Accrued interest payable.........................      126,028         107,187
Accrued expenses and other liabilities...........      571,570         428,416
                                                  ------------    ------------
    Total liabilities............................   16,411,856      15,331,034

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 9,547,882 and 12,000,000
 shares issued and outstanding at March 31, 1997
 and December 31, 1996, respectively)............           95             120
Common stock ($.01 par value, 700,000,000 shares
 authorized, 334,125,000 shares issued and
 outstanding at March 31, 1997 and
 December 31, 1996, respectively)................        3,341           3,341
Additional paid-in capital.......................      521,840         603,902
Retained earnings................................    1,170,699       1,096,945
                                                  ------------    ------------
    Total stockholders' equity...................    1,695,975       1,704,308
                                                  ------------    ------------
    Total liabilities and stockholders' equity... $ 18,107,831    $ 17,035,342
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

                         Consolidated Statements of Income
                 (dollars in thousands, except per share amounts)

                                                  For the Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
                                                          (unaudited)
INTEREST INCOME
Loans.......................................     $   259,241       $   178,979
Investment securities:
  Taxable...................................          31,605            29,559
  Tax-exempt................................             817               824
Time deposits in other banks................           9,920             6,904
Federal funds sold and securities
 purchased under resale agreements..........           3,773               743
Loans held for securitization...............          99,932           105,294
                                                 -----------       -----------
    Total interest income...................         405,288           322,303
INTEREST EXPENSE
Deposits....................................         148,846           122,921
Short-term borrowings.......................           8,345             2,801
Long-term debt and bank notes...............          67,318            45,386
                                                 -----------       -----------
    Total interest expense..................         224,509           171,108
                                                 -----------       -----------
NET INTEREST INCOME.........................         180,779           151,195
Provision for possible credit losses........          58,405            49,488
                                                 -----------       -----------
Net interest income after provision for
 possible credit losses.....................         122,374           101,707
OTHER OPERATING INCOME
Interchange.................................          26,048            19,809
Credit card fees............................          29,004            25,550
Securitization income.......................         576,738           337,064
Other.......................................          10,830            15,125
                                                 -----------       -----------
    Total other operating income............     $   642,620       $   397,548


                                                  For the Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
                                                          (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits..............     $   225,457       $   170,186
Occupancy expense of premises...............          18,832            14,703
Furniture and equipment expense.............          33,616            21,977
Other.......................................         281,886           139,666
                                                 -----------       -----------
    Total other operating expense...........         559,791           346,532
                                                 -----------       -----------
Income before income taxes and special
 marketing program..........................         205,203           152,723
Special marketing program...................               -            54,331
                                                 -----------       -----------
Income before income taxes..................         205,203            98,392
Applicable income taxes.....................          81,261            38,963
Tax benefit from Customer-based intangible
 assets.....................................               -           (32,793)
                                                 -----------       -----------
NET INCOME..................................     $   123,942       $    92,222
                                                 ===========       ===========



EARNINGS PER COMMON SHARE...................     $       .34       $       .26
Weighted average common shares outstanding
 and common stock equivalents (000).........         350,187           344,844


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

          Consolidated Statements of Changes in Stockholders' Equity
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                        Outstanding Shares
                                        ------------------
                                        Preferred  Common  Preferred   Common
                                          (000)     (000)    Stock      Stock
                                        --------- -------- ---------  --------

BALANCE, DECEMBER 31, 1996...........      12,000  334,125 $     120  $  3,341
Net income...........................           -        -         -         -
Cash dividends:
  Common-$.12 per share..............           -        -         -         -
  Preferred..........................           -        -         -         -
Exercise of stock options and other
 awards..............................           -    1,321         -        13
Acquisition and retirement of common
 stock...............................           -   (1,321)        -       (13)
Acquisition and retirement of
 preferred stock.....................      (2,452)       -       (25)        -
Foreign currency translation, net of
 tax (accumulated amount of $3,240
 at March 31, 1997)..................           -        -         -         -
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $1,533 at March 31, 1997)...........           -        -         -         -
                                        --------- -------- ---------  --------
BALANCE, MARCH 31, 1997..............       9,548  334,125 $      95  $  3,341
                                        ========= ======== =========  ========

BALANCE, DECEMBER 31, 1995...........       6,000  334,125 $      60  $  3,341
Net income...........................           -        -         -         -
Cash dividends:
  Common-$.11 per share..............           -        -         -         -
  Preferred..........................           -        -         -         -
Exercise of stock options and other
 awards..............................           -    1,140         -        11
Acquisition and retirement of common
 stock...............................           -   (1,140)        -       (11)
Foreign currency translation, net of
 tax (accumulated amount of $132
 at March 31, 1996)..................           -        -         -         -
Net unrealized losses on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 ($98) at March 31, 1996)............           -        -         -         -
                                        --------- -------- ---------  --------
BALANCE, MARCH 31, 1996..............       6,000  334,125 $      60  $  3,341
                                        ========= ======== =========  ========



                                         Additional                  Total
                                          Paid-in     Retained   Stockholders'
                                          Capital     Earnings      Equity
                                         ----------  ----------  -------------

BALANCE, DECEMBER 31, 1996...........    $  603,902  $1,096,945  $   1,704,308
Net income...........................             -     123,942        123,942
Cash dividends:
  Common-$.12 per share..............             -     (40,097)       (40,097)
  Preferred..........................             -      (4,911)        (4,911)
Exercise of stock options and other
 awards..............................        23,636           -         23,649
Acquisition and retirement of common
 stock...............................       (44,420)          -        (44,433)
Acquisition and retirement of
 preferred stock.....................       (61,278)     (1,320)       (62,623)
Foreign currency translation, net of
 tax (accumulated amount of $3,240
 at March 31, 1997)..................             -      (4,670)        (4,670)
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $1,533 at March 31, 1997)...........             -         810            810
                                         ----------  ----------  -------------
BALANCE, MARCH 31, 1997..............    $  521,840  $1,170,699  $   1,695,975
                                         ==========  ==========  =============

BALANCE, DECEMBER 31, 1995...........    $  490,622  $  771,035  $   1,265,058
Net income...........................             -      92,222         92,222
Cash dividends:
  Common-$.11 per share..............             -     (35,640)       (35,640)
  Preferred..........................             -      (2,813)        (2,813)
Exercise of stock options and other
 awards..............................        13,215           -         13,226
Acquisition and retirement of common
 stock...............................       (21,135)          -        (21,146)
Foreign currency translation, net of
 tax (accumulated amount of $132
 at March 31, 1996)..................             -        (259)          (259)
Net unrealized losses on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 ($98) at March 31, 1996)............             -        (287)          (287)
                                         ----------  ----------  -------------
BALANCE, MARCH 31, 1996..............    $  482,702  $  824,258  $   1,310,361
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

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)




                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $   123,942    $    92,222
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Provision for possible credit losses............      58,405         49,488
   Depreciation, amortization, and accretion.......      31,997         22,506
   Provision (benefit) for deferred income taxes...       3,681        (61,714)
   (Increase) decrease in accrued income
    receivable.....................................      (2,996)         9,829
   Increase in accounts receivable from
    securitizations................................    (284,362)      (167,657)
   Increase in accrued interest payable............      18,841          8,072
   Decrease in other operating activities..........      91,429         31,954
                                                    -----------    -----------
     Net cash provided by (used in) operating
      activities...................................      40,937        (15,300)

INVESTING ACTIVITIES
Net increase in money market instruments...........    (537,416)      (285,599)
Proceeds from maturities of investment securities
 available-for-sale................................   1,642,387        808,796
Purchases of investment securities
 available-for-sale................................  (1,754,460)    (1,057,503)
Proceeds from maturities of investment securities
 held-to-maturity .................................      22,061        141,128
Purchases of investment securities
 held-to-maturity..................................     (17,475)        (7,464)
Proceeds from securitization of loans..............   2,358,542      1,694,503
Portfolio acquisitions.............................    (231,798)       (19,734)
Amortization of securitized loans..................    (533,736)      (166,666)
Net loan originations..............................  (1,508,802)    (1,096,670)
Net purchases of premises and equipment............    (107,231)       (74,680)
                                                    -----------    -----------
     Net cash used in investing activities......... $  (667,928)   $   (63,889)


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                           (unaudited)

FINANCING ACTIVITIES
Net increase in time deposits...................... $   531,219    $   143,759
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts..............................     225,742        230,708
Net decrease in short-term borrowings..............    (146,380)      (281,687)
Proceeds from issuance of long-term debt
 and bank notes....................................     276,786        106,196
Maturity of long-term debt and bank notes..........      (1,480)             -
Proceeds from exercise of stock options
 and other awards..................................      12,036          8,172
Acquisition and retirement of common stock.........     (44,433)       (21,146)
Acquisition and retirement of preferred stock......     (26,320)             -
Dividends paid.....................................     (41,014)       (33,094)
                                                    -----------    -----------
     Net cash provided by financing activities.....     786,156        152,908
                                                    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS..............     159,165         73,719
Cash and cash equivalents at beginning of period...     225,063        291,856
                                                    -----------    -----------
Cash and cash equivalents at end of period......... $   384,228    $   365,575
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $   205,023    $   162,860
                                                    ===========    ===========
Income taxes paid.................................. $    32,077    $    45,055
                                                    ===========    ===========


===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                         MBNA CORPORATION AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended
December 31, 1996 should be read in conjunction with these consolidated financial statements.

NOTE B: EARNINGS PER COMMON SHARE

Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

For comparative purposes, earnings per common share and weighted average common shares outstanding and common stock equivalents have been restated to reflect the three-for-two split of the Corporation's Common Stock effected in the form of a dividend, issued January 1, 1997, to stockholders of record as of December 16, 1996.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), was issued. This statement, effective for financial statements issued for periods ending after December 15, 1997, specifies the computation, presentation, and disclosure requirements for earnings per share. Statement No. 128 replaces primary and fully diluted earnings per share, under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share, respectively. The adoption of Statement No. 128 will not have a material impact on the Corporation's consolidated earnings per share for the periods ended
March 31, 1997 and 1996.

NOTE C: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 1997, the Corporation, through MBNA Capital B and MBNA Capital C, each a statutory business trust created under the laws of the State of Delaware, issued guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series B and series C, respectively, as follows:

                                                            (Par Value)
                                                     --------------------------
                                                       (dollars in thousands)
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series B, with an
 interest rate equal to 80 basis points above
 the London Interbank Offered Rate (LIBOR),
 maturing in 2027..............................                $280,000

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series C, with an
 interest rate of 8.25%, maturing in 2027......                  36,303

The Corporation owns all the common securities of the trusts. The junior subordinated deferrable interest debentures are the sole assets of the trusts, and the payments under the junior subordinated deferrable interest debentures are the sole revenues of the trusts. The obligations of the Corporation, under the relevant indenture, trust agreement, and guarantee, in the aggregate, constitute a full and unconditional guarantee by the Corporation of all trust obligations under the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures issued by the trust.

NOTE D: PREFERRED STOCK

During the three months ended March 31, 1997, the Corporation, through MBNA Capital C issued 1.5 million shares of 8.25% Trust Originated Preferred Securities (guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series C) in exchange for 1.5 million shares of 7 1/2% Cumulative Preferred Stock, Series A. The value of the shares exchanged was $36.3 million. After the exchange, the Corporation has 4.5 million shares of 7 1/2% Cumulative Preferred Stock, Series A, outstanding at March 31, 1997.

The Corporation also repurchased 1.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B during the three months ended
March 31, 1997 for the amount of $26.3 million. There are 5.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B, outstanding at March 31, 1997.

On April 21, 1997, the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A and a quarterly dividend of $.43622 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. All preferred stock dividends are payable
July 15, 1997 to stockholders of record as of June 30, 1997.





NOTE E: ASSET SECURITIZATION

On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), effective for all transactions occurring after December 31, 1996. Under Statement No. 125, gains are now recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Corporation now recognizes the gain from securitized loans in securitization income on the Corporation's consolidated statements of income and the related receivable in accounts receivable from securitization on the consolidated statements of financial condition at the time of sale. Securitization income also includes the additional earnings from the Corporation's securitized loans previously reported as loan servicing fees. As a result of the adoption of Statement
No. 125, securitization income increased $123.1 million for the three months ended March 31, 1997. This increase is not representative of future periods. Any future gains that will be recognized by the Corporation in accordance with Statement No. 125 will be dependent upon the timing and the amount of future securitizations. The increase in securization income from the adoption of Statement No. 125 was invested in additional business development efforts and therefore had no material impact on consolidated net income. Previously, the Corporation recognized this income over the life of the securitization. Prior years have not been restated in accordance with Statement No. 125.































                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader's understanding of the consolidated financial condition and results of operations of MBNA Corporation (the "Corporation"). It should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report.


INTRODUCTION

MBNA Corporation, a bank holding company, is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank. Through the Bank, the Corporation is one of the world's largest bank credit card lenders and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers various deposit products.

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, interchange income, credit card fees, securitization income, and interest earned on investment securities and money market instruments. The Corporation's primary costs are the costs of funding its loan receivables and investment securities, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.


EARNINGS SUMMARY

Net income for the three months ended March 31, 1997 was $123.9 million or $.34 per common share, increasing 34.4% from $92.2 million or $.26 per common share for the same period in 1996. Earnings per common share is computed using weighted average common shares outstanding, including common stock equivalents, of 350.2 million shares for the three months ended March 31, 1997 and 344.8 million shares for the same period in 1996.

The overall growth in earnings was primarily attributable to the growth in managed loans outstanding. Total managed loans at March 31, 1997 were $40.3 billion, a $12.5 billion increase from March 31, 1996 and a $1.7 billion increase since December 31, 1996. The Corporation's average managed loans increased 45.1% to $39.2 billion for the three months ended March 31, 1997, compared to $27.0 billion for the same period in 1996. Included in managed loans are the Corporation's loans held for securitization, loan portfolio, and securitized loans.







The Corporation continues to be an active participant in the asset securitization market. Securitization converts interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three months ended March 31, 1997, the Corporation securitized approximately $2.4 billion of loan receivables, bringing the total amount of outstanding securitized loans to $30.3 billion as of March 31, 1997.

Return on average total assets for the three months ended March 31, 1997, was 2.88%, compared to 2.79% for the same period during 1996. The higher return is primarily a result of the 34.4% increase in net income. This increase in net income exceeded the 31.3% increase in the Corporation's average total assets for the three months ended March 31, 1997. Return on average stockholders' equity for the three months ended March 31, 1997 was 29.89%, compared to 29.85% for the same period in 1996. The increase in net income was offset by the increase in average stockholders' equity.


NET INTEREST INCOME

Net interest income for the three months ended March 31, 1997, on a fully taxable equivalent basis, was $181.2 million, compared to $151.6 million for the same period in 1996. The increase in net interest income for the three months ended March 31, 1997 is primarily a result of an increase in average interest-earning assets of $2.8 billion for the period, partially offset by a 24 basis point decline in the net interest margin and an increase of $3.4 billion in average interest-bearing liabilities for the same period. The increase in interest-earning assets during the three months ended
March 31, 1997 was a result of increases in average investment securities and money market instruments of $721.7 million and average loan receivables of $2.1 billion, respectively. The increase in interest-bearing liabilities during this period resulted primarily from funding the increases in interest-earning assets.

The net interest margin, on a fully taxable equivalent basis, was 5.40% for the three months ended March 31, 1997, compared to 5.64% for the same period in 1996.


INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities and money market instruments, on a fully taxable equivalent basis, increased $8.1 million for the three months ended March 31, 1997, as compared to the same period in 1996. The increase for the three months ended March 31, 1997 is primarily a result of an increase of $471.8 million in average money market instruments when compared to the same period in 1996. The increases are the result of the timing of receipt of funds from asset securitizations. Funds received from these securitizations are typically invested in money market instruments and investment securities available-for-sale until they are needed to fund loan growth. The increase in interest income earned on investment securities and money market instruments was partially offset by a decline of 23 basis points in the yield earned on the Corporation's investment securities and money market instruments for the three months ended March 31, 1997, as compared to the same period in 1996.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $74.9 million to $359.2 million for the three months ended March 31, 1997, from $284.3 million for the same period in 1996. The increase is primarily attributable to an increase in average loan receivables of $2.1 billion to $10.2 billion for the three months ended March 31, 1997, compared to the same period in 1996. The yield earned on the Corporation's average loan receivables increased by 23 basis points.

At March 31, 1997, variable-rate credit cards and home equity loans were 38.6% of total managed loans, compared to 42.1% at December 31, 1996. These variable-rate loans are indexed to the U.S. Prime Rate published in The Wall Street Journal and generally reprice quarterly.


DEPOSITS

Total interest expense on deposits increased $25.9 million to $148.8 million for the three months ended March 31, 1997, compared to $122.9 million for the same period in 1996. The increase is primarily the result of an increase in average interest-bearing deposits of $1.6 billion as the Corporation continues to emphasize marketing certificates of deposits and money market deposit accounts to fund loan growth and diversify funding sources. Also, the rates paid on average interest-bearing deposits increased 18 basis points from 1996.


BORROWED FUNDS

Interest expense on short-term borrowings increased $5.5 million to $8.3 million for the three months ended March 31, 1997, compared to $2.8 million for the same period in 1996. This increase reflects the Corporation's utilization of the short-term bank note program and other short-term borrowings to meet short-term funding requirements.

Total interest expense on long-term debt and bank notes increased $21.9 million to $67.3 million for the three months ended March 31, 1997, compared to $45.4 million for the same period in 1996. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to diversify funding sources, to fund loan growth, to acquire premises and equipment, and for other general corporate purposes. Average long-term debt and bank notes increased $1.5 billion to $4.2 billion for the three months ended March 31, 1997 from $2.7 billion for the same period in 1996.
TABLE 1: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands; yields and rates on a fully taxable equivalent basis)



                                                  For the Three Months Ended
                                                        March 31, 1997
                                               --------------------------------
                                                 Average    Yield/     Income
                                                 Amount      Rate    or Expense
                                               ------------ ------  -----------
                                                         (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    729,199   5.52% $     9,920
  Federal funds sold and securities purchased
   under resale agreements....................      282,822   5.41        3,773
                                               ------------         -----------
    Total money market instruments............    1,012,021   5.49       13,693
Investment securities (a):
  Taxable.....................................    2,283,881   5.61       31,605
  Tax-exempt(b)...............................       88,186   5.78        1,257
                                               ------------         -----------
    Total investment securities...............    2,372,067   5.62       32,862
Loans held for securitization.................    2,842,503  14.26       99,932
Loans:
  Credit card.................................    5,253,425  14.06      182,182
  Other consumer..............................    2,134,488  14.64       77,059
                                               ------------         -----------
    Total loans...............................    7,387,913  14.23      259,241
                                               ------------         -----------
      Total interest-earning assets...........   13,614,504  12.09  $   405,728
Cash and due from banks.......................      433,476
Premises and equipment, net...................    1,085,398
Other assets..................................    2,467,803
Reserve for possible credit losses............     (119,214)
                                               ------------
      Total assets............................ $ 17,481,967
                                               ============













                                                  For the Three Months Ended
                                                        March 31, 1997
                                               --------------------------------
                                                 Average    Yield/     Income
                                                 Amount      Rate    or Expense
                                               ------------ ------  -----------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits (c)........................... $  7,432,241   6.13% $   112,350
  Money market deposit accounts...............    2,759,597   5.30       36,075
  Interest-bearing transaction accounts.......       26,399   4.58          298
  Savings accounts............................       10,983   4.54          123
                                               ------------         -----------
    Total interest-bearing deposits...........   10,229,220   5.90      148,846
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................        8,511   5.34          112
  Other short-term borrowings.................      581,355   5.74        8,233
  Long-term debt and bank notes (c)...........    4,156,332   6.57       67,318
                                               ------------         -----------
    Total borrowed funds......................    4,746,198   6.47       75,663
                                               ------------         -----------
      Total interest-bearing liabilities......   14,975,418   6.08      224,509
Demand deposits...............................      304,640
Other liabilities.............................      520,224
                                               ------------
      Total liabilities.......................   15,800,282

Stockholders' equity..........................    1,681,685
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 17,481,967
                                               ============         -----------
      Net interest income.....................                      $   181,219
                                                                    ===========
      Net interest margin.....................                5.40
      Interest rate spread....................                6.01

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended March 31, 1997 was $440.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.
                                                  For the Three Months Ended
                                                        March 31, 1996
                                               --------------------------------
                                                 Average    Yield/     Income
                                                 Amount      Rate    or Expense
                                               ------------ ------  -----------
                                                         (unaudited)
ASSETS
Interest-earning assets:
Money market instruments:
  Interest-earning time deposits in other
   banks...................................... $    486,486   5.71% $     6,904
  Federal funds sold and securities purchased
   under resale agreements....................       53,769   5.56          743
                                               ------------         -----------
    Total money market instruments............      540,255   5.69        7,647
Investment securities (a):
  Taxable.....................................    2,037,647   5.83       29,559
  Tax-exempt(b)...............................       84,464   6.04        1,268
                                               ------------         -----------
    Total investment securities...............    2,122,111   5.84       30,827
Loans held for securitization.................    3,014,301  14.05      105,294
Loans:
  Credit card.................................    4,233,784  13.92      146,493
  Other consumer..............................      912,599  14.32       32,486
                                               ------------         -----------
    Total loans...............................    5,146,383  13.99      178,979
                                               ------------         -----------
      Total interest-earning assets...........   10,823,050  11.99  $   322,747
Cash and due from banks.......................      324,613
Premises and equipment, net...................      845,250
Other assets..................................    1,431,480
Reserve for possible credit losses............     (106,243)
                                               ------------
      Total assets............................ $ 13,318,150
                                               ============
                                                  For the Three Months Ended
                                                        March 31, 1996
                                               --------------------------------
                                                 Average    Yield/     Income
                                                 Amount      Rate    or Expense
                                               ------------ ------  -----------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Time deposits (c)........................... $  6,255,715   5.84% $    90,853
  Money market deposit accounts...............    2,357,451   5.41       31,702
  Interest-bearing transaction accounts.......       21,620   4.69          252
  Savings accounts............................        9,711   4.72          114
                                               ------------         -----------
    Total interest-bearing deposits...........    8,644,497   5.72      122,921
Borrowed funds:
  Federal funds purchased and securities sold
   under repurchase agreements................      125,771   5.36        1,677
  Other short-term borrowings.................       81,669   5.54        1,124
  Long-term debt and bank notes (c)...........    2,727,700   6.69       45,386
                                               ------------         -----------
    Total borrowed funds......................    2,935,140   6.60       48,187
                                               ------------         -----------
      Total interest-bearing liabilities......   11,579,637   5.94      171,108
Demand deposits...............................      160,653
Other liabilities.............................      335,327
                                               ------------
      Total liabilities.......................   12,075,617

Stockholders' equity..........................    1,242,533
                                               ------------
      Total liabilities and stockholders'
       equity................................. $ 13,318,150
                                               ============         -----------
      Net interest income.....................                      $   151,639
                                                                    ===========
      Net interest margin.....................                5.64
      Interest rate spread....................                6.05

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the three months ended March 31, 1996 was $444.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.







OTHER OPERATING INCOME

Total other operating income increased $245.1 million or 61.6% to $642.6 million for the three months ended March 31, 1997, from $397.5 million for the same period in 1996. This increase is primarily attributable to a 71.1% increase in securitization income, which grew $239.7 million to $576.7 million for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase in securitization income is primarily the result of the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125) by the Corporation and a $10.1 billion or 53.6% increase in average securitized loans to $28.9 billion for the three months ended March 31, 1997, compared to the same period in 1996. Securitization income includes the gains recognized by the Corporation in accordance with Statement No. 125, in addition to the contractual specified loan servicing fees recognized by the Corporation for the servicing of previously securitized loans.

On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), effective for all transactions occurring after December 31, 1996. Under Statement No. 125, gains are now recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Corporation now recognizes the gain from securitized loans in securitization income on the Corporation's consolidated statements of income and the related receivable in accounts receivable from securitization on the consolidated statements of financial condition at the time of sale. Securitization income also includes the additional earnings from the Corporation's securitized loans previously reported as loan servicing fees. As a result of the adoption of Statement
No. 125, securitization income increased $123.1 million for the three months ended March 31, 1997. This increase is not representative of future periods. Any future gains that will be recognized by the Corporation in accordance with Statement No. 125 will be dependent upon the timing and the amount of future securitizations. The increase in securization income from the adoption of Statement No. 125 was invested in additional business development efforts and therefore had no material impact on consolidated net income. Previously, the Corporation recognized this income over the life of the securitization. Prior years have not been restated in accordance with Statement No. 125.


OTHER OPERATING EXPENSE

Total other operating expense increased 61.5% to $559.8 million for the three months ended March 31, 1997 from $346.5 million for the same period in 1996. The growth in other operating expense reflects the Corporation's continued investment in business development to enhance the ability of the Corporation to attract and retain Customers. The increase in other operating expense also resulted from the Corporation investing the increase in securitization income from the adoption of Statement No. 125 in additional business development efforts. The Corporation opened approximately 2.4 million new accounts during the three months ended March 31, 1997. Table 2 presents the other expense component of other operating expense.





TABLE 2: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       1997             1996
                                                     ---------        ---------
                                                             (unaudited)
Purchased services.......................            $  79,231        $  37,277
Advertising..............................               49,027           13,414
Collection...............................                5,934            6,286
Stationery and supplies..................                7,639            5,332
Service bureau...........................                7,283            4,810
Postage and delivery.....................               55,636           24,967
Telephone usage..........................               14,365            9,755
Credit card fraud losses.................               15,033           11,004
Amortization of intangible assets........                6,848            2,526
Computer software........................                7,919            5,246
Other....................................               32,971           19,049
                                                     ---------        ---------
  Total other operating expense..........            $ 281,886        $ 139,666
                                                     =========        =========

SPECIAL MARKETING PROGRAM

During the three months ended March 31, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pretax) to earnings related to the launch of the MBNA Platinum Plus MasterCard and Visa program. This item was recognized by the Corporation during the three months ended March 31, 1996.

INCOME TAXES

Applicable income taxes were $81.3 million for the three months ended
March 31, 1997, compared to $39.0 million for the three months ended
March 31, 1996, excluding the effect of the tax benefit from Customer-based intangible assets.

Net income for the three months ended March 31, 1996, includes a $32.8 million tax benefit related to the recognition of tax deductions for the amortization of Customer-based intangible assets acquired in connection with the Corporation's 1991 initial public offering. The initial public offering resulted in certain Customer-based intangible assets being recorded for income tax purposes only, creating future tax deductions relating to these intangible assets. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the three months ended March 31, 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining tax benefit relating to the intangible assets, $32.8 million, during the three month period ended
March 31, 1996.


ASSET QUALITY

The Corporation's asset quality at any time reflects, among other factors, the quality of the credit card loans and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the average seasoning of the Corporation's accounts. As new accounts season, the delinquency rate on these accounts generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.30% at March 31, 1997, compared with 3.59% at December 31, 1996. The Corporation's delinquency, as a percentage of managed loans, was 4.23% at March 31, 1997, compared with 4.28% at December 31, 1996. Table 3 presents the delinquency of the Corporation's loan portfolio, excluding loans held for securitization.


TABLE 3: DELINQUENT LOANS
(dollars in thousands)

                                        March 31, 1997       December 31, 1996
                                      -----------------      -----------------
                                         (unaudited)
Loan portfolio.....................   $ 6,819,781            $ 7,659,078
Loans delinquent:
  30 to 59 days....................   $    88,428  1.30%     $   114,382  1.49%
  60 to 89 days....................        43,412   .63           52,857   .69
  90 or more days..................        93,262  1.37          107,679  1.41
                                      -----------  ----      -----------  ----
    Total..........................   $   225,102  3.30%     $   274,918  3.59%
                                      ===========  ====      ===========  ====


Net Credit Losses

Net credit losses for the three months ended March 31, 1997 were $50.8 million, compared to $47.4 million for the same period in 1996. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements. The increase in net credit losses for the three months ended March 31, 1997 reflects increases in the Corporation's outstanding loans, the general economic conditions, and the seasoning of the Corporation's accounts, offset by sales of charged-off receivables.

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. From time to time, the Corporation sells previously charged-off receivables. The proceeds received by the Corporation from these sales are recorded as recoveries and thus reduce net credit losses.

Net credit losses as a percentage of average loan receivables were 1.99% for the three months ended March 31, 1997, compared to 2.32% for the same period last year. For the full year ended December 31, 1996, net credit losses were 1.98% of average loan receivables. The Corporation's managed credit losses as a percentage of average managed loans for the three months ended March 31, 1997 were 3.75%, compared to 3.28% for the same period last year. For the full year ended December 31, 1996, managed credit losses were 3.35% of average managed loans.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors that deserve current recognition. A provision is charged to operating expense to maintain the reserve level within this range. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing securitization income rather than the reserve for possible credit losses. The provision for possible credit losses for the three months ended March 31, 1997 was $58.4 million compared to $49.5 million for the same period in 1996. Table 4 presents the change in the Corporation's reserve for possible credit losses.

TABLE 4:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                            (unaudited)
Reserve balance, beginning of period.........       $   118,427    $   104,886
  Reserves acquired..........................             2,030              -
  Provision for possible credit losses.......            58,405         49,488
  Foreign currency translation...............              (204)           (72)

  Credit losses..............................           (85,590)       (59,108)
  Recoveries.................................            34,760         11,710
                                                    -----------    -----------
    Net credit losses........................           (50,830)       (47,398)
                                                    -----------    -----------
Reserve balance, end of period...............       $   127,828    $   106,904
                                                    ===========    ===========


CAPITAL ADEQUACY

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Corporation and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in Table 5 below) of Tier 1 and Total Capital to risk weighted assets and of Tier 1 Capital to average assets (Leverage ratio). As of March 31, 1997, the Corporation and the Bank exceeded all capital requirements to which they are subject, and the Bank was "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Bank must maintain minimum Tier 1 Capital, Total Capital, and Leverage ratios. Both the Corporation's and the Bank's risk-based capital ratios, shown in Table 5, have been computed in accordance with regulatory accounting policies.

TABLE 5:  REGULATORY CAPITAL RATIOS
                                                    March 31, 1997
                                       ----------------------------------------
                                          MBNA       MBNA America     Minimum
                                       Corporation    Bank, N.A.   Requirements
                                       -----------   ------------  ------------
                                                     (unaudited)
Tier 1............................        11.02%        10.52%         4.00%
Total.............................        14.70         12.57          8.00
Leverage..........................        10.83         10.31          3.00

During the three months ended March 31, 1997, the Corporation declared dividends on its preferred and common stock of $45.0 million. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. In addition, if the Corporation defers interest payments for consecutive periods covering five years on the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority over claims as the junior subordinated deferrable interest debentures.

The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 1997, the amount of retained earnings available for declaration of dividends from the Bank to the Corporation was $582.0 million. Payment of dividends by the Bank to the Corporation, however, may be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of March 31, 1997.

LIQUIDITY

Liquidity management is the process by which the Corporation manages its access to various funding sources to meet its current and future operating needs. These needs change as loans grow, deposits mature, and payments on obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by changes in the relationship between short-term and long-term interest rates.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short and long-term funds. Funding sources are available to the Corporation through deposits, debt issuance, and equity programs.

Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at March 31, 1997 and December 31, 1996 were $10.9 billion and $10.2 billion, respectively. The increase in deposits is primarily the result of the Corporation's continued emphasis on marketing certificate of deposits and offering competitive rates. Table 6 presents the maturities of the Corporation's deposits as of March 31, 1997.

TABLE 6: MATURITIES OF DEPOSITS AT MARCH 31, 1997
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less....................  $ 4,032,686  $   518,132  $ 4,550,818
Over three months through twelve months.    1,917,671      659,460    2,577,131
Over one year through five years........    2,205,243    1,567,239    3,772,482
Over five years.........................        5,705        2,511        8,216
                                          -----------  -----------  -----------
  Total deposits........................  $ 8,161,305  $ 2,747,342  $10,908,647
                                          ===========  ===========  ===========




During the three months ended March 31, 1997, the Corporation, through MBNA International, drew down 50.0 million pounds sterling (approximately $82.0 million) from its existing 300.0 million pounds sterling multi-currency committed syndicated revolving credit facility. These draws mature in May and June of 1997 and are included as part of short-term borrowings in the consolidated statements of financial condition. In January 1997, the Corporation issued $280.0 million of guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures. The securities qualify as regulatory capital for the Corporation, and the proceeds were used for general corporate purposes.

The Corporation also held $2.4 billion in investment securities and $1.4 billion of money market instruments at March 31, 1997, compared with $2.3 billion in investment securities and $876.6 million of money market instruments at December 31, 1996. The investment securities primarily consisted of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.4 billion in investment securities at March 31, 1997, $1.1 billion is anticipated to mature within 12 months.
At March 31, 1997, the Corporation had $1.8 billion of investment securities available-for-sale. These investment securities and money market instruments provided increased liquidity and flexibility to support the Corporation's funding requirements. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in Table 7.































TABLE 7: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 1997
(dollars in thousands)
                                                 Estimated Maturity
                                    -------------------------------------------
                                    Within 1                            Over
                                     Year      1-5 Years  6-10 Years  10 Years
                                    ---------  ---------  ----------  ---------
                                                    (unaudited)
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $ 636,269  $  99,063  $        -  $       -
State and political subdivisions
 of the United States.............     77,214     11,511           -          -
Asset-backed and other securities.     76,914    863,116      71,722      3,005
                                    ---------  ---------  ----------  ---------
  Total investment securities
   available-for-sale.............  $ 790,397  $ 973,690  $   71,722  $   3,005
                                    =========  =========  ==========  =========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $ 256,454  $ 189,499  $        -  $  58,187
State and political subdivisions
 of the United States.............          -          -           -        458
Asset-backed and other securities.     29,064     42,086       1,000     16,917
                                    ---------  ---------  ----------  ---------
  Total investment securities
   held-to-maturity...............  $ 285,518  $ 231,585  $    1,000  $  75,562
                                    =========  =========  ==========  =========

                                                 Book       Market
                                                 Value      Value
                                              ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..            $  735,332  $  735,332
State and political subdivisions
 of the United States.............                88,725      88,725
Asset-backed and other securities.             1,014,757   1,014,757
                                              ----------  ----------
  Total investment securities
   available-for-sale.............            $1,838,814  $1,838,814
                                              ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..            $  504,140  $  494,393
State and political subdivisions
 of the United States.............                   458         404
Asset-backed and other securities.                89,067      88,727
                                              ----------  ----------
  Total investment securities
   held-to-maturity...............            $  593,665  $  583,524
                                              ==========  ==========


SECURITIZATION

Securitization of the Bank's loan receivables continues to be a major funding alternative for the Corporation. This is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance sheet funding needs are reduced by the amount of loans securitized.

Securitization involves the sale, generally to a trust, of a pool of loan receivables. These loan receivables arise from accounts whose ownership is retained by the Bank. In addition to selling the existing loan receivables, rights to new loan receivables, including most fees generated by and payments made from these accounts, are sold. Certificates representing undivided interests in the trust are issued. The Investor Certificates are sold by the trust to investors, generally through a public offering. Interest is paid to the Investor Certificateholders during the life of the transaction. The Seller Certificate is retained by the Bank. The Bank continues to service the accounts and receives a servicing fee for doing so.

During the revolving period, which generally ranges from 24 to 168 months, no principal payments are made to the Investor Certificateholders. Payments received on the accounts are used to pay interest to the Investor Certificateholders and to purchase new loan receivables generated by the accounts, so that the principal dollar amount of the Investor Certificate remains unchanged. Once the revolving period ends, principal payments are allocated for distribution to the Investor Certificateholders according to the terms of the transaction. As principal payments are allocated to the Investor Certificateholders, the Bank's on balance sheet loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

During the three months ended March 31, 1997, the Bank securitized loan receivables totaling $2.4 billion through both public and private markets. Amortization of previously securitized loan receivables totaled $533.7 million for the three month period ended March 31, 1997. This securitization activity brings the total amount of outstanding securitized loans to $30.3 billion or 75.3% of managed loans as of March 31, 1997, compared to $28.5 billion or 73.8% of managed loans at December 31, 1996. An additional $2.4 billion of previously securitized loans is scheduled to amortize into the Bank's loan portfolio during the remainder of 1997.

Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 8 compares the average annualized yield for the three-month period ended March 31, 1997, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 8: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 91-1(b)..................    29.10%       17.40%      11.70%
MasterTrust 92-1(b)..................    19.84        14.65        5.19
MasterTrust 92-2(b)..................    18.59        13.28        5.31
MasterTrust 92-3.....................    18.03        12.78        5.25
MasterTrust 93-1.....................    18.03        12.73        5.30
MasterTrust 93-3.....................    18.13        12.37        5.76
MasterTrust 93-4.....................    18.13        12.70        5.43
MasterTrust 94-1.....................    18.13        12.60        5.53
MasterTrust 94-2.....................    18.13        12.66        5.47
MasterTrust II 94-A..................    17.26        12.26        5.00
MasterTrust II 94-B..................    17.26        12.23        5.03
MasterTrust II 94-C..................    17.26        12.34        4.92
MasterTrust II 94-D..................    17.26        12.22        5.04
MasterTrust II 94-E..................    17.26        12.20        5.06
Gold Reserve.........................    19.26        14.55        4.71
MasterTrust II 95-A..................    17.26        12.33        4.93
MasterTrust II 95-B..................    17.26        12.22        5.04
MasterTrust II 95-C..................    17.26        12.27        4.99
MasterTrust II 95-D..................    17.26        12.14        5.12
MasterTrust II 95-E..................    17.26        12.28        4.98
Cards No. 1..........................    20.38        10.96        9.42
MasterTrust II 95-F..................    17.26        13.14        4.12
MasterTrust II 95-G..................    17.26        12.27        4.99
MasterTrust II 95-H..................    17.26        12.13        5.13
MasterTrust II 95-I..................    17.26        12.22        5.04
MasterTrust II 95-J..................    17.26        12.29        4.97
MasterTrust II 96-A..................    17.26        12.26        5.00
MasterTrust II 96-B..................    17.26        12.32        4.94
MasterTrust II 96-C..................    17.26        12.20        5.06
MasterTrust II 96-D..................    17.26        12.20        5.06
Cards No. 2..........................    20.38        10.75        9.63
MasterTrust II 96-E..................    17.26        12.23        5.03
MasterTrust II 96-F..................    17.26        12.22        5.04
MasterTrust II 96-G..................    17.26        12.25        5.01
MasterTrust II 96-H..................    17.28        12.20        5.08
MasterTrust II 96-I..................    17.28        12.28        5.00
MasterTrust II 96-J..................    17.26        12.22        5.04
MasterTrust II 96-K..................    17.26        12.20        5.06
MasterTrust II 96-L..................    17.32        12.41        4.91
MasterTrust II 96-M..................    17.25        12.41        4.84
Gold Option..........................    17.79         9.95        7.84
Cards No. 3..........................    19.77        11.09        8.68




(a) MasterTrust II 97-A issued on January 30, 1997, MasterTrust II 97-B issued on February 27, 1997, and MasterTrust II 97-C issued on March 26, 1997, are excluded from the yields presented above as a result of their recency.
(b) Represents a maturing transaction that has entered its scheduled controlled amortization period.

















































                       MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                 (unaudited)

     The following supplemental information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)


                                          March 31, 1997    December 31, 1996
                                         -----------------  -----------------
AT PERIOD END:
  Loans held for securitization......... $       3,143,495  $       2,469,974
  Loan portfolio........................         6,819,781          7,659,078
  Securitized loans.....................        30,312,516         28,494,481
                                         -----------------  -----------------
    Total managed loans................. $      40,275,792  $      38,623,533
                                         =================  =================
    Total managed interest-earning
     assets............................. $      44,122,301  $      41,818,197
                                         =================  =================
    Total managed assets................ $      48,420,347  $      45,529,823
                                         =================  =================


                                              For the Three Months Ended
                                                       March 31,
                                         ------------------------------------
                                                1997               1996
                                         -----------------  -----------------
AVERAGE:
  Loans held for securitization......... $       2,842,503  $       3,014,301
  Loan portfolio........................         7,387,913          5,146,383
  Securitized loans.....................        28,948,853         18,850,045
                                         -----------------  -----------------
    Total managed loans................. $      39,179,269  $      27,010,729
                                         =================  =================
    Total managed interest-earning
     assets............................. $      42,563,357  $      29,673,095
                                         =================  =================
    Total managed assets................ $      46,430,820  $      32,168,195
                                         =================  =================

MANAGED RATIOS:
  Delinquency...........................              4.23%              3.85%
  Net credit losses.....................              3.75               3.28
  Net interest margin (on an FTE basis).              7.54               7.68




PART II-OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of the Stockholders of MBNA Corporation was held on April 21, 1997.

     The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

                                         Number of Votes
                                -------------------------------
                                    For               Withheld
                                -----------          ----------

Alfred Lerner.................  280,819,525           4,250,536
Charles M. Cawley.............  280,851,917           4,218,144
James H. Berick, Esq..........  280,864,958           4,205,103
Benjamin R. Civiletti, Esq....  244,157,875          40,912,186
Randolph D. Lerner, Esq.......  280,485,648           4,584,413
Stuart L. Markowitz, M.D......  281,642,123           3,427,938
Michael Rosenthal, Ph.D.......  281,642,673           3,427,388

The shareholders approved the new 1997 Long Term Incentive Plan. There were 257,521,565 affirmative votes, 26,758,083 negative votes, and 790,413 abstentions. The shareholders also approved the new Senior Executive Performance Plan. There were 275,984,813 affirmative votes, 7,929,027 negative votes, and 1,156,221 abstentions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

   10.1                   1997 Long Term Incentive Plan

   10.2                   Senior Executive Performance Plan

   10.3                   Amendment to 1991 Long Term Incentive Plan

   11                     Computation of Earnings Per Common Share

   27                     Financial Data Schedule



Exhibit 10.1: 1997 LONG TERM INCENTIVE PLAN

     1.     Establishment

     MBNA Corporation (the "Corporation") hereby establishes the 1997 LONG TERM INCENTIVE PLAN (the "Plan"). The Plan permits the grant of stock options and restricted or unrestricted share awards for shares of the Corporation's Common Stock ("Common Stock").

     2.     Administration

     The Plan shall be administered by the Board of Directors of the Corporation or a committee ("Committee") of the Board of Directors. All references herein to "Committee" shall mean the Board of Directors if no committee of the Board of Directors is appointed or otherwise authorized to act on a particular matter. The Committee shall have all power and authority necessary to administer the Plan, including but not limited to the power to select persons to participate in the Plan, determine the terms of grants made under the Plan, interpret the Plan and adopt such policies for carrying out the Plan as it may deem appropriate. The decisions of the Committee on all matters relating to the Plan shall be conclusive.

     3.     Shares Available for the Plan; Limitations

     (a) Shares of Common Stock may be issued by the Corporation pursuant to incentive or nonqualified stock options or restricted or unrestricted share awards granted under the Plan.

     (b) The number of shares of Common Stock with respect to which stock option and share awards may be made pursuant to the Plan is 11,000,000. If any grant under the Plan expires or terminates unexercised, becomes unexercisable or is forfeited as to any shares, such unpurchased or forfeited shares shall thereafter be available for further grants under the Plan.

     (c) The maximum number of shares of Common Stock with respect to which options may be granted pursuant to the Plan in any calendar year to any one participant is 1,000,000.

     (d) In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, share exchange, consolidation, substantial distribution of assets, or any other change in the corporate structure or shares of the Corporation, the maximum numbers and total of shares provided in Sections 3(b) and 3(c), but not Section 5(e), and the kinds of shares under the Plan shall be appropriately adjusted.

     4.     Participation

     Participation in the Plan is limited to officers, directors, key employees, consultants and advisors of the Corporation and its subsidiaries selected by the Committee. Only officers and key employees of the Corporation and its subsidiaries are eligible to receive incentive stock options.

     5.     Stock Options

     (a) The Committee may from time to time grant to participants non-qualified stock options or incentive stock options.

     (b) The price per share payable upon the exercise of each option shall not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted.

     (c) The Committee shall determine all terms and conditions of options, including but not limited to the period for exercise, the expiration date and any conditions to exercise. The Committee may amend or modify the terms of any outstanding option grant.

     (d) Options may be exercised in any manner approved by the Committee. If authorized by the Committee, a participant may deliver Common Stock, including shares acquired upon exercise of the option, to pay the exercise price or withholding taxes in connection with exercise of an option.

     (e) Each person who becomes a nonemployee director of the Corporation shall be granted an option to purchase 5,000 shares of Common Stock on the date the person becomes a director and each person who is a nonemployee director on January 2 of each year beginning in 1998 shall be granted an option to purchase 5,000 shares of Common Stock on that date or the next day the New York Stock Exchange is open for trading. The exercise price shall be the closing price of the Common Stock on the New York Stock Exchange on the grant date. All non-employee director's options are exercisable immediately following the effective date of the grant, shall have a term of ten years, and shall expire 90 days after the grantee is no longer a director.






     6.     Restricted and Unrestricted Share Awards

     The Committee may from time to time award shares of Common Stock to participants in such amounts and on such terms as it determines. Each award of shares shall specify the restrictions, if any, on the shares. The Committee may waive or modify any restriction.

     7.     Amendment and Termination of the Plan

     The Plan may be amended or terminated at any time by the Board of Directors. The Board of Directors may condition any amendment of the Plan on approval by the stockholders of the Corporation. No further grants may be made under the Plan after December 31, 2006.


Exhibit 10.2: SENIOR EXECUTIVE PERFORMANCE PLAN

Purpose

     The purpose of the Senior Executive Performance Plan (the "Plan") is to set forth the terms on which annual bonuses will be paid to participating senior executives of MBNA Corporation and MBNA America Bank, N.A. and their subsidiaries (collectively the "Corporation"). The Plan is intended to permit the Corporation to deduct fully annual bonuses paid to senior executives in determining its federal income taxes in accordance with Section 162(m) of the Internal Revenue Code of l986, as amended.

Administration

     The Plan has been approved by and shall be administered by the Compensation Committee of the Board of Directors of the Corporation or a subcommittee of the Compensation Committee composed of two or more "outside directors" as defined in Section 162(m) and the regulations thereunder (the "Committee"). The Committee shall interpret the Plan and shall have the authority and duties set forth in the Plan.

Covered Officers

     The Plan applies each year to those officers of the Corporation whose compensation would be subject to the limitations of Section 162(m) or the regulations thereunder for that year.

Bonuses

     Each covered officer who is employed by the Corporation during a calendar year while this Plan is in effect will be eligible to receive a bonus, if the Corporation achieves the net income target for that year established or to be established by the Committee, in an amount equal in 1997 to 200% of the covered officer's 1997 base salary and in each subsequent year the Plan is in effect to 200% of the senior executive's 1997 base salary plus 20% for each year after 1997. No bonus will be paid for any year pursuant to the Plan unless the net income objective for that year has been attained. The Committee may reduce or eliminate bonuses for any reason in its sole discretion notwithstanding attainment of the net income objective for that year.

     The Committee will determine the net income objective for each year's bonuses not later than 90 days after the commencement of each year, provided that the net income objective for such year is substantially uncertain. Net income for purposes of the Plan means consolidated net income of the Corporation before extraordinary items and the cumulative net effect of accounting changes occurring or adopted following approval of the net income objective by the Committee. The Committee shall make appropriate adjustments in net income objectives to reflect any changes in federal or applicable state income tax rates.

     No bonus shall be paid pursuant to this Plan for any year until the Committee has certified that the net income target for that year has been attained. Bonuses shall be paid promptly following the Committee's certification that the net income objective for that year has been attained. Annual bonuses payable pursuant to the Plan may be paid in cash, restricted or unrestricted shares of Common Stock, or both, as determined by the Committee.

Miscellaneous

     No covered officer may assign the right to receive any benefit under the Plan. The Committee may approve payment of any amount which a disabled or deceased covered officer would have earned under the Plan to the covered officer's spouse or estate.

     The Plan shall be submitted to the Corporation's stockholders for approval in accordance with Section 162(m).

    The Committee may amend or change the Plan at any time and in any manner. After the Plan has been approved by the Corporation's stockholders, the Plan may not be amended or changed without stockholder approval if the amendment or change would limit the deductibility of bonuses paid pursuant to the Plan under
Section 162(m).

     The Plan will be effective beginning with bonuses for 1997. The Plan will continue in effect without further stockholder approval until terminated by the Committee. The Committee may terminate the Plan at any time.


EXHIBIT 10.3  Amendment to 1991 Long Term Incentive Plan

On January 21, 1997, the MBNA Corporation Board of Directors approved amendment of the 1991 Long Term Incentive Plan ("1991 Plan") to conform all of the provisions of the 1991 Plan to those of the 1997 Long Term Incentive Plan and authorized the Stock Option Committee to make any changes to outstanding stock option and restricted stock awards under the 1991 Plan that the Committee deems appropriate to implement the amendments. No further stock options or restricted stock may be granted under the 1991 Plan.






Exhibit 11: Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        1997            1996
                                                     -----------    -----------
                                                             (unaudited)
PRIMARY
Average common shares outstanding...............         334,152        334,144
Net effect of dilutive stock options--based on
 the treasury stock method using average
 market price...................................          16,035         10,700
                                                     -----------    -----------
  Total.........................................         350,187        344,844
                                                     ===========    ===========

Net income......................................     $   123,942    $    92,222
Less:  preferred stock dividend requirements....           6,231          2,813
                                                     -----------    -----------
Net income applicable to common stock...........     $   117,711    $    89,409
                                                     ===========    ===========

Per common share amount.........................     $       .34    $       .26
                                                     ===========    ===========


FULLY DILUTED
Average common shares outstanding...............         334,152        334,144
Net effect of dilutive stock options--based on
 the treasury stock method using the higher of
 ending or average market prices................          16,035         11,694
                                                     -----------    -----------
  Total.........................................         350,187        345,838
                                                     ===========    ===========

Net income......................................     $   123,942    $    92,222
Less:  preferred stock dividend requirements....           6,231          2,813
                                                     -----------    -----------
Net income applicable to common stock...........     $   117,711    $    89,409
                                                     ===========    ===========

Per common share amount.........................     $       .34    $       .26
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

     To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase on the open market or in privately negotiated transactions of the number of shares issued.

b.  Reports on Form 8-K

  1. Report dated January 14, 1997, reporting MBNA Corporation's earnings release for the fourth quarter of 1996.

  2. Report dated January 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1997.

  3. Report dated February 27, 1997, reporting the securitization of approximately $1.0 billion of credit card receivables by MBNA America Bank, N.A.

  4. Report dated February 28, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 1997.

  5. Report dated March 26, 1997, reporting the securitization of approximately $750.0 million of credit card receivables by MBNA America Bank, N.A.

  6. Report dated March 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for March 1997.

  7. Report dated April 9, 1997, reporting MBNA Corporation's earnings release for the first quarter of 1997.

  8. Report dated April 30, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1997.

  9. Report dated May 8, 1997, reporting the securitization of approximately $750.0 million of credit card receivables by MBNA America Bank, N.A.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              MBNA CORPORATION

Date:  May 15, 1997                  By:  /s/  M. Scot Kaufman
                                         ----------------------------
                                               M. Scot Kaufman
                                           Executive Vice President
                                           Chief Financial Officer