Form 10-Q
period 1997-06-30
MBNA CORP
filed 1997-08-14
CIK 870517

32

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                              -------------------------------------------------
                                      or

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

                Common Stock, $.01 Par Value -- 334,125,000 Shares
                          Outstanding as of June 30, 1997

                            MBNA CORPORATION AND SUBSIDIARIES
                              Table of Contents

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                   1
           June 30, 1997 (unaudited) and December 31, 1996

           Consolidated Statements of Income -                                3
           For the Three and Six Months Ended June 30, 1997 and 1996
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -       5
           For the Six Months Ended June 30, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows -                            7
           For the Six Months Ended June 30, 1997 and 1996 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)         9

Item 2.    Management's Discussion and Analysis of Financial Condition       12
           and Results of Operations

           Supplemental Financial Information                                36


                        Part II -  Other Information

Item 1.    Legal Proceedings                                                 37

Item 6.    Exhibits and Reports on Form 8-K                                  37

Signature                                                                    40
                            MBNA CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                            (dollars in thousands)

                                                    June 30,      December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $    379,360    $    225,063
Interest-earning time deposits in other banks....    1,342,163         621,614
Federal funds sold and securities purchased
 under resale agreements.........................      415,000         255,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,127,456 and $1,718,643 at
   June 30, 1997 and December 31, 1996,
   respectively).................................    2,128,508       1,719,730
  Held-to-maturity (market value of $468,354
   and $592,208 at June 30, 1997 and
   December 31, 1996, respectively)..............      475,482         598,320
Loans held for securitization....................    3,761,615       2,469,974
Loans:
  Credit card....................................    4,668,376       5,722,299
  Other consumer.................................    1,996,323       1,936,779
                                                  ------------    ------------
    Total loans..................................    6,664,699       7,659,078
  Reserve for possible credit losses.............     (151,719)       (118,427)
                                                  ------------    ------------
    Net loans....................................    6,512,980       7,540,651
Premises and equipment, net......................    1,261,909       1,047,183
Accrued income receivable........................      107,883          98,160
Accounts receivable from securitizations.........    2,369,453       1,777,323
Prepaid expenses and deferred charges............      166,071         204,139
Other assets.....................................      550,593         478,185
                                                  ------------    ------------
    Total assets................................. $ 19,471,017    $ 17,035,342
                                                  ============    ============







                                                    June 30,      December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $  8,680,471    $  7,159,440
  Money market deposit accounts..................    2,855,409       2,719,545
  Noninterest-bearing demand deposits............      339,597         233,885
  Interest-bearing transaction accounts..........       29,673          27,995
  Savings accounts...............................       11,828          10,821
                                                  ------------    ------------
    Total deposits...............................   11,916,978      10,151,686
Short-term borrowings............................      358,230         693,387
Long-term debt and bank notes....................    4,686,610       3,950,358
Accrued interest payable.........................      123,275         107,187
Accrued expenses and other liabilities...........      630,149         428,416
                                                  ------------    ------------
    Total liabilities............................   17,715,242      15,331,034

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 8,573,882 and 12,000,000
 shares issued and outstanding at June 30, 1997
 and December 31, 1996, respectively)............           86             120
Common stock ($.01 par value, 700,000,000 shares
 authorized, 334,125,000 shares issued and
 outstanding at June 30, 1997 and
 December 31, 1996, respectively)................        3,341           3,341
Additional paid-in capital.......................      483,166         603,902
Retained earnings................................    1,269,182       1,096,945
                                                  ------------    ------------
    Total stockholders' equity...................    1,755,775       1,704,308
                                                  ------------    ------------
    Total liabilities and stockholders' equity... $ 19,471,017    $ 17,035,342
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

                       Consolidated Statements of Income
               (dollars in thousands, except per share amounts)

                                 For the Three Months    For the Six Months
                                    Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1997       1996       1997        1996
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
INTEREST INCOME
Loans........................... $  244,065 $  201,742 $   503,306 $   380,721
Investment securities:
  Taxable.......................     34,361     30,219      65,966      59,778
  Tax-exempt....................        890        838       1,707       1,662
Time deposits in other banks....     11,684      8,153      21,604      15,057
Federal funds sold and
 securities purchased under
 resale agreements..............      5,626      2,073       9,399       2,816
Loans held for securitization...    138,642     78,789     238,574     184,083
                                 ---------- ---------- ----------- -----------
   Total interest income........    435,268    321,814     840,556     644,117
INTEREST EXPENSE
Deposits........................    167,990    125,378     316,836     248,299
Short-term borrowings...........      8,706      1,859      17,051       4,660
Long-term debt and bank notes...     73,828     44,447     141,146      89,833
                                 ---------- ---------- ----------- -----------
   Total interest expense.......    250,524    171,684     475,033     342,792
                                 ---------- ---------- ----------- -----------
NET INTEREST INCOME.............    184,744    150,130     365,523     301,325
Provision for possible credit
 losses.........................     87,363     49,112     145,768      98,600
                                 ---------- ---------- ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................     97,381    101,018     219,755     202,725
OTHER OPERATING INCOME
Interchange.....................     29,180     22,557      55,228      42,366
Credit card fees................     29,693     26,530      58,697      52,080
Securitization income...........    618,915    381,807   1,195,653     718,871
Other...........................     17,046     13,167      27,876      28,292
                                 ---------- ---------- ----------- -----------
   Total other operating income. $  694,834 $  444,061 $ 1,337,454 $   841,609





                                 For the Three Months    For the Six Months
                                    Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1997       1996       1997        1996
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  252,420 $  170,940 $   477,877 $   341,126
Occupancy expense of premises...     20,365     15,674      39,197      30,377
Furniture and equipment expense.     35,741     23,283      69,357      45,260
Other...........................    256,862    164,123     538,748     303,789
                                 ---------- ---------- ----------- -----------
   Total other operating
    expense.....................    565,388    374,020   1,125,179     720,552
                                 ---------- ---------- ----------- -----------
Income before income taxes and
 special marketing program......    226,827    171,059     432,030     323,782
Special marketing program.......          -          -           -      54,331
                                 ---------- ---------- ----------- -----------
Income before income taxes......    226,827    171,059     432,030     269,451
Applicable income taxes.........     88,394     67,739     169,655     106,702
Tax benefit from Customer-based
 intangible assets..............          -          -           -     (32,793)
                                 ---------- ---------- ----------- -----------
NET INCOME...................... $  138,433 $  103,320 $   262,375 $   195,542
                                 ========== ========== =========== ===========

EARNINGS PER COMMON SHARE....... $      .38 $      .29 $       .72 $       .55
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............    349,950    345,058     350,068     344,951


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


                       MBNA CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity
               (dollars in thousands, except per share amounts)
                                 (unaudited)

                                       Outstanding Shares
                                       -------------------
                                       Preferred  Common   Preferred   Common
                                         (000)     (000)     Stock     Stock
                                       --------- --------- ---------  --------

BALANCE, DECEMBER 31, 1996...........     12,000   334,125 $     120  $  3,341
Net income...........................          -         -         -         -
Cash dividends:
  Common-$.24 per share..............          -         -         -         -
  Preferred..........................          -         -         -         -
Exercise of stock options and other
 awards..............................          -     2,254         -        23
Acquisition and retirement of common
 stock...............................          -    (2,254)        -       (23)
Acquisition and retirement of
 preferred stock.....................     (3,426)        -       (34)        -
Foreign currency translation, net of
 tax (accumulated amount of $5,014
 at June 30, 1997)...................          -         -         -         -
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $5,656 at June 30, 1997)............          -         -         -         -
                                       --------- --------- ---------  --------
BALANCE, JUNE 30, 1997...............      8,574   334,125 $      86  $  3,341
                                       ========= ========= =========  ========

BALANCE, DECEMBER 31, 1995...........      6,000   334,125 $      60  $  3,341
Net income...........................          -         -         -         -
Cash dividends:
  Common-$.21 per share..............          -         -         -         -
  Preferred..........................          -         -         -         -
Exercise of stock options and other
 awards..............................          -     2,014         -        20
Acquisition and retirement of common
 stock...............................          -    (2,014)        -       (20)
Foreign currency translation, net of
 tax (accumulated amount of ($92)
 at June 30, 1996)...................          -         -         -         -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 $459 at June 30, 1996)..............          -         -         -         -
                                       --------- --------- ---------  --------
BALANCE, JUNE 30, 1996...............      6,000   334,125 $      60  $  3,341
                                       ========= ========= =========  ========





                                         Additional                  Total
                                          Paid-in    Retained    Stockholders'
                                          Capital    Earnings       Equity
                                         ---------- -----------  -------------

BALANCE, DECEMBER 31, 1996...........    $  603,902 $ 1,096,945  $   1,704,308
Net income...........................             -     262,375        262,375
Cash dividends:
  Common-$.24 per share..............             -     (80,197)       (80,197)
  Preferred..........................             -      (8,845)        (8,845)
Exercise of stock options and other
 awards..............................        40,479           -         40,502
Acquisition and retirement of common
 stock...............................       (75,596)          -        (75,619)
Acquisition and retirement of
 preferred stock.....................       (85,619)     (3,133)       (88,786)
Foreign currency translation, net of
 tax (accumulated amount of $5,014
 at June 30, 1997)...................             -      (2,896)        (2,896)
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $5,656 at June 30, 1997)............             -       4,933          4,933
                                         ---------- -----------  -------------
BALANCE, JUNE 30, 1997...............    $  483,166 $ 1,269,182  $   1,755,775
                                         ========== ===========  =============

BALANCE, DECEMBER 31, 1995...........    $  490,622 $   771,035  $   1,265,058
Net income...........................             -     195,542        195,542
Cash dividends:
  Common-$.21 per share..............             -     (71,283)       (71,283)
  Preferred..........................             -      (5,625)        (5,625)
Exercise of stock options and other
 awards..............................        25,028           -         25,048
Acquisition and retirement of common
 stock...............................       (39,176)          -        (39,196)
Foreign currency translation, net of
 tax (accumulated amount of ($92)
 at June 30, 1996)...................             -        (483)          (483)
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 $459 at June 30, 1996)..............             -         270            270
                                         ---------- -----------  -------------
BALANCE, JUNE 30, 1996...............    $  476,474 $   889,456  $   1,369,331
                                         ========== ===========  =============
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $   262,375    $   195,542
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for possible credit losses............     145,768         98,600
   Depreciation, amortization, and accretion.......      65,820         44,387
   Provision (benefit) for deferred income taxes...       7,855        (56,481)
   (Increase) decrease in accrued income
    receivable.....................................      (9,723)         9,465
   Increase in accounts receivable from
    securitizations................................    (592,130)      (350,915)
   Increase in accrued interest payable............      16,088            868
   Decrease in other operating activities..........     220,134         71,313
                                                    -----------    -----------
     Net cash provided by operating activities.....     116,187         12,779

INVESTING ACTIVITIES
Net increase in money market instruments...........    (880,549)       (18,958)
Proceeds from maturities of investment securities
 available-for-sale................................   3,478,688      1,743,716
Purchases of investment securities
 available-for-sale................................  (3,866,426)    (2,118,815)
Proceeds from maturities of investment securities
 held-to-maturity .................................     151,407        282,295
Purchases of investment securities
 held-to-maturity..................................     (28,672)        (7,563)
Proceeds from securitization of loans..............   5,052,592      4,327,562
Portfolio acquisitions.............................    (454,716)      (119,265)
Amortization of securitized loans..................    (879,770)      (583,334)
Net loan originations..............................  (4,197,884)    (3,781,828)
Net purchases of premises and equipment............    (270,748)      (147,465)
                                                    -----------    -----------
     Net cash used in investing activities......... $(1,896,078)   $  (423,655)





                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                           (unaudited)

FINANCING ACTIVITIES
Net increase in time deposits...................... $ 1,521,031    $   281,072
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts..............................     244,261        317,277
Net decrease in short-term borrowings..............    (335,157)      (180,763)
Proceeds from issuance of long-term debt
 and bank notes....................................     957,884        155,290
Maturity of long-term debt and bank notes..........    (260,045)       (62,088)
Proceeds from exercise of stock options
 and other awards..................................      20,155         15,886
Acquisition and retirement of common stock.........     (75,619)       (39,196)
Acquisition and retirement of preferred stock......     (52,483)             -
Dividends paid.....................................     (85,839)       (71,549)
                                                    -----------    -----------
     Net cash provided by financing activities.....   1,934,188        415,929
                                                    -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS..............     154,297          5,053
Cash and cash equivalents at beginning of period...     225,063        291,856
                                                    -----------    -----------
Cash and cash equivalents at end of period......... $   379,360    $   296,909
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $   457,989    $   342,056
                                                    ===========    ===========
Income taxes paid.................................. $    86,853    $    96,132
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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended
June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements.


NOTE B: EARNINGS PER COMMON SHARE

Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

On July 15, 1997, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, which will be effected in the form of a dividend, to be issued on October 1, 1997, to stockholders of record as of September 15, 1997. Common shares and per common share data have not been restated to reflect this stock split.

For comparative purposes, earnings per common share and weighted average common shares outstanding and common stock equivalents have been restated to reflect the three-for-two split of the Corporation's Common Stock effected in the form of a dividend, issued January 1, 1997, to stockholders of record as of December 16, 1996.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), was issued. This statement, effective for financial statements issued for periods ending after December 15, 1997, specifies the computation, presentation, and disclosure requirements for earnings per share. Statement No. 128 replaces primary and fully diluted earnings per share, under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share, respectively. The adoption of Statement No. 128 will not have a material impact on the Corporation's consolidated earnings per share for the periods ended
June 30, 1997 and 1996.



NOTE C: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 1997, the Corporation issued long-term debt and bank notes consisting of the following:

                                                            (Par Value)
                                                     --------------------------
                                                       (dollars in thousands)
Floating-Rate Senior Medium-Term Notes, priced
 at 35 basis points over the three-month London
 Interbank Offered Rate (LIBOR), payable quarterly,
 maturing in 2002...................................          $150,000

Floating-Rate Medium-Term Bank Notes, priced
 at 15 basis points and 30 basis points over
 the three-month LIBOR, payable quarterly, maturing
 in varying amounts from 2000 to 2004...............           412,000

Fixed-Rate Syndicated Credit Facility, with an
 interest rate of 7.645%, payable quarterly,
 maturing in 2001 (75 million pounds sterling)......           121,823

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series B, with an
 interest rate equal to 80 basis points above
 the three-month LIBOR, maturing in 2027............           280,000

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series C, with an
 interest rate of 8.25%, maturing in 2027...........            36,303

The Corporation, through MBNA Capital B and MBNA Capital C, each a statutory business trust created under the laws of the State of Delaware, issued guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series B and series C, respectively, as shown above.

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



NOTE D: PREFERRED STOCK

During the six months ended June 30, 1997, the Corporation, through MBNA Capital C issued 1.5 million shares of 8.25% Trust Originated Preferred Securities (guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series C) in exchange for 1.5 million shares of 7 1/2% Cumulative Preferred Stock, Series A. The value of the shares exchanged was $36.3 million. After the exchange, the Corporation has 4.5 million shares of 7 1/2% Cumulative Preferred Stock, Series A, outstanding at June 30, 1997.

The Corporation also repurchased 2.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B during the six months ended June 30, 1997 for the amount of $52.5 million. There are 4.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B, outstanding at June 30, 1997.

The Board declared the following dividends for the Corporation's Series A and Series B Preferred Stock:

                                      Series A                 Series B
                              ------------------------ ------------------------
                              Dividend  Dividend Per   Dividend  Dividend Per
Declaration Date                Rate   Preferred Share   Rate   Preferred Share
----------------------------- -------- --------------- -------- ---------------
July 15, 1997                   7.50%     $ .46875       6.56%     $ .40990
April 21, 1997                  7.50        .46875       6.66        .41610


NOTE E: ASSET SECURITIZATION

On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), effective for all transactions occurring after December 31, 1996. Under Statement No. 125, gains are now recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Corporation now recognizes the gain from securitized loans in securitization income on the Corporation's consolidated statements of income and the related receivable in accounts receivable from securitization on the consolidated statements of financial condition at the time of sale. Securitization income also includes the additional earnings from the Corporation's securitized loans previously reported as loan servicing fees. As a result of the adoption of Statement
No. 125, securitization income increased $121.3 million and $244.4 million for the three and six months ended June 30, 1997, respectively. These increases are not representative of future periods. Any future gains that will be recognized by the Corporation in accordance with Statement No. 125 will be dependent upon the timing and the amount of future securitizations. The increases in securitization income from the adoption of Statement No. 125 were primarily invested in additional business development efforts and therefore had no material impact on consolidated net income. Previously, the Corporation recognized this income over the life of the securitization. Prior years have not been restated in accordance with Statement No. 125.



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

On July 15, 1997, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, which will be effected in the form of a dividend, to be issued on October 1, 1997, to stockholders of record as of September 15, 1997. Common shares and per common share data have not been restated to reflect this stock split.


EARNINGS SUMMARY

Net income for the three and six months ended June 30, 1997 was $138.4 million and $262.4 million, or $.38 per common share and $.72 per common share, increasing 34.0% and 34.2% from $103.3 million and $195.5 million or $.29 per common share and $.55 per common share for the same periods in 1996, respectively. Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding, including common stock equivalents.

The growth in earnings was primarily attributable to the growth in managed loans outstanding. Total managed loans at June 30, 1997 were $43.2 billion, a $12.6 billion increase from June 30, 1996 and a $4.6 billion increase since December 31, 1996. The Corporation's average managed loans increased 43.6% and 44.3% to $41.8 billion and $40.5 billion for the three and six months ended June 30, 1997, compared to $29.1 billion and $28.0 billion for the same periods in 1996, respectively. Included in managed loans are the Corporation's loans held for securitization, loan portfolio, and securitized loans.

The Corporation continues to be an active participant in the asset securitization market. Securitization converts interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three and six months ended June 30, 1997, the Corporation securitized approximately $2.7 billion and $5.1 billion of loan receivables, bringing the total amount of outstanding securitized loans to $32.8 billion as of June 30, 1997.

Return on average total assets for the three and six months ended
June 30, 1997, was 2.96% and 2.92%, compared to 3.03% and 2.91% for the same periods during 1996, respectively. The lower return for the three months ended June 30, 1997 is a result of the 37.0% increase in average total assets. This increase exceeded the 34.0% increase in net income for the three months ended June 30, 1997. The increase in net income of 34.2% for the six months ended June 30, 1997 was offset by the increase in the Corporation's average total assets. Return on average stockholders' equity for the three and six months ended June 30, 1997 was 33.02% and 31.46%, compared to 32.13% and 31.02% for the same periods in 1996, respectively. The higher returns for the three and six months ended June 30, 1997 are primarily a result of the 34.0% and 34.2% increase in net income which exceeded the 30.1% and 32.6% increases in average stockholders' equity.


NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1997, on a fully taxable equivalent basis, was $185.2 million and $366.4 million, respectively, compared to $150.6 million and $302.2 million for the same periods in 1996. The increase in net interest income for the three and six months ended June 30, 1997 is primarily a result of an increase in average interest-earning assets of $3.6 billion and $3.2 billion, respectively, partially offset by a decline of 42 basis points and 34 basis points in the net interest margin and an increase of $4.3 billion and $3.9 billion in average interest-bearing liabilities for the same periods. The increase in interest-earning assets during the three months ended June 30, 1997 was a result of increases in average investment securities and money market instruments of $809.4 million and average loan receivables of $2.8 billion, while the increase for the six months ended June 30, 1997 was due to an increase in average investments and money market instruments of $766.5 million and average loan receivables of $2.4 billion, respectively. The increase in interest-bearing liabilities during these periods resulted primarily from funding the increases in interest-earning assets.

The net interest margin, on a fully taxable equivalent basis, was 5.10% and 5.24% for the three and six months ended June 30, 1997, compared to 5.52% and 5.58% for the same periods in 1996, respectively.






INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities and money market instruments, on a fully taxable equivalent basis, increased $11.3 million and $19.4 million for the three and six months ended June 30, 1997, as compared to the same periods in 1996, respectively. The increase for the three and six months ended
June 30, 1997 is primarily a result of an increase of $809.4 million and $766.5 million in average investment securities and money market instruments when compared to the same periods in 1996, respectively. The increases are the result of the Corporation providing for additional liquidity in its investment portfolio and the timing of receipt of funds from asset securitizations. Funds received from these securitizations are typically invested in money market instruments and investment securities available-for-sale until they are needed to fund loan growth. The increase in interest income earned on investment securities and money market instruments was partially offset by a decline of 4 basis points and 13 basis points in the yields earned on the Corporation's investment securities and money market instruments for the three and six months ended June 30, 1997, as compared to the same periods in 1996, respectively.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $102.2 million and $177.1 million to $382.7 million and $741.9 million for the three and six months ended June 30, 1997 compared to the same periods in 1996, respectively. The increase is primarily attributable to an increase in average loan receivables of $2.8 billion and $2.4 billion to $10.8 billion and $10.5 billion for the three and six months ended June 30, 1997, compared to the same periods in 1996, respectively. The yields earned on the Corporation's average loan receivables increased by 15 basis points and 19 basis points for the three and six months ended June 30, 1997 as compared to the same periods in 1996, respectively.

At June 30, 1997, variable-rate credit cards and home equity loans were 29.3% of total managed loans, compared to 42.1% at December 31, 1996. These variable-rate loans are indexed to the U.S. Prime Rate published in The Wall Street Journal and generally reprice quarterly. The decline in variable-rate loans was primarily the result of the Corporation repricing their outstanding loan balances from variable rate to fixed rate.


DEPOSITS

Total interest expense on deposits increased $42.6 million and $68.5 million to $168.0 million and $316.8 million for the three and six months ended
June 30, 1997 compared to the same periods in 1996, respectively. The increase is the result of an increase in average interest-bearing deposits of $2.1 billion and $1.9 billion for the three and six months ended June 30, 1997, respectively, as the Corporation continues to emphasize marketing certificates of deposits and money market deposit accounts to fund loan growth and diversify funding sources. Also, the rates paid on average interest-bearing deposits increased 45 basis points and 32 basis points for the three and six months ended June 30, 1997 as compared to the same periods in 1996, respectively.




BORROWED FUNDS

Interest expense on short-term borrowings increased $6.8 million and $12.4 million to $8.7 million and $17.1 million for the three and six months ended June 30, 1997, compared to the same periods in 1996, respectively. The increase is primarily a result of an increase in average short-term borrowings of $456.5 million and $419.5 million for the three and six months ended June 30, 1997. The increase reflects the Corporation's utilization of the short-term bank note program and other short-term borrowings to meet short-term funding requirements.

Total interest expense on long-term debt and bank notes increased $29.4 million and $51.3 million to $73.8 million and $141.1 million for the three and six months ended June 30, 1997, compared to the same periods in 1996, respectively. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to diversify funding sources, to fund loan growth, to acquire premises and equipment, and for other general corporate purposes. Average long-term debt and bank notes increased $1.7 billion and $1.6 billion to $4.5 billion and $4.3 billion for the three and six months ended
June 30, 1997 compared to the same periods in 1996, respectively. Also, the rates paid on average long-term debt and bank notes increased 14 basis points and 1 basis point for the three and six months ended June 30, 1997, compared to the same period in 1996, respectively.
TABLE 1: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands; yields and rates on a fully taxable equivalent basis)



                                                  For the Three Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    832,567    5.63% $   11,684
   Federal funds sold and securities
    purchased under resale agreements.........      405,264    5.57       5,626
                                               ------------          ----------
     Total money market instruments...........    1,237,831    5.61      17,310
 Investment securities (a):
   Taxable....................................    2,402,576    5.74      34,361
   Tax-exempt(b)..............................       87,954    6.24       1,369
                                               ------------          ----------
     Total investment securities..............    2,490,530    5.75      35,730
 Loans held for securitization................    3,868,738   14.37     138,642
 Loans:
   Credit card................................    5,168,044   13.97     180,007
   Other consumer.............................    1,801,436   14.26      64,058
                                               ------------          ----------
     Total loans..............................    6,969,480   14.05     244,065
                                               ------------          ----------
       Total interest-earning assets..........   14,566,579   12.00  $  435,747
Cash and due from banks.......................      460,614
Premises and equipment, net...................    1,193,588
Other assets..................................    2,694,262
Reserve for possible credit losses............     (132,484)
                                               ------------
       Total assets........................... $ 18,782,559
                                               ============






                                                  For the Three Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  8,239,600    6.26% $  128,679
   Money market deposit accounts..............    2,826,773    5.51      38,859
   Interest-bearing transaction accounts......       27,150    4.70         318
   Savings accounts...........................       11,537    4.66         134
                                               ------------          ----------
     Total interest-bearing deposits..........   11,105,060    6.07     167,990
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       43,668    5.64         614
   Other short-term borrowings................      550,702    5.89       8,092
   Long-term debt and bank notes (c)..........    4,482,598    6.61      73,828
                                               ------------          ----------
     Total borrowed funds.....................    5,076,968    6.52      82,534
                                               ------------          ----------
       Total interest-bearing liabilities.....   16,182,028    6.21     250,524
Demand deposits...............................      303,883
Other liabilities.............................      614,856
                                               ------------
       Total liabilities......................   17,100,767
Stockholders' equity..........................    1,681,792
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 18,782,559
                                               ============          ----------
       Net interest income....................                       $  185,223
                                                                     ==========
       Net interest margin....................                 5.10
       Interest rate spread...................                 5.79

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1997 was $479.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.





                                                  For the Three Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    600,037    5.46% $    8,153
   Federal funds sold and securities
    purchased under resale agreements.........      155,758    5.35       2,073
                                               ------------          ----------
     Total money market instruments...........      755,795    5.44      10,226
 Investment securities (a):
   Taxable....................................    2,077,487    5.85      30,219
   Tax-exempt(b)..............................       85,657    6.05       1,289
                                               ------------          ----------
     Total investment securities..............    2,163,144    5.86      31,508
 Loans held for securitization................    2,264,506   13.99      78,789
 Loans:
   Credit card................................    4,809,870   14.05     168,075
   Other consumer.............................      979,032   13.83      33,667
                                               ------------          ----------
     Total loans..............................    5,788,902   14.02     201,742
                                               ------------          ----------
       Total interest-earning assets..........   10,972,347   11.81  $  322,265
Cash and due from banks.......................      317,623
Premises and equipment, net...................      901,957
Other assets..................................    1,622,689
Reserve for possible credit losses............     (106,892)
                                               ------------
       Total assets........................... $ 13,707,724
                                               ============





                                                 For the Three Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  6,424,094    5.78% $   92,283
   Money market deposit accounts..............    2,516,701    5.23      32,723
   Interest-bearing transaction accounts......       22,961    4.50         257
   Savings accounts...........................       10,374    4.46         115
                                               ------------          ----------
     Total interest-bearing deposits..........    8,974,130    5.62     125,378
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       39,341    5.37         525
   Other short-term borrowings................       98,506    5.45       1,334
   Long-term debt and bank notes (c)..........    2,763,801    6.47      44,447
                                               ------------          ----------
     Total borrowed funds.....................    2,901,648    6.42      46,306
                                               ------------          ----------
       Total interest-bearing liabilities.....   11,875,778    5.81     171,684
Demand deposits...............................      172,113
Other liabilities.............................      366,690
                                               ------------
       Total liabilities......................   12,414,581
Stockholders' equity..........................    1,293,143
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 13,707,724
                                               ============          ----------
       Net interest income....................                       $  150,581
                                                                     ==========
       Net interest margin....................                 5.52
       Interest rate spread...................                 6.00

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the three months ended June 30, 1996 was $451.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.





                                                   For the Six Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    781,169    5.58% $   21,604
   Federal funds sold and securities
    purchased under resale agreements.........      344,381    5.50       9,399
                                               ------------          ----------
     Total money market instruments...........    1,125,550    5.55      31,003
 Investment securities (a):
   Taxable....................................    2,343,556    5.68      65,966
   Tax-exempt(b)..............................       88,070    6.01       2,626
                                               ------------          ----------
     Total investment securities..............    2,431,626    5.69      68,592
 Loans held for securitization................    3,358,456   14.33     238,574
 Loans:
   Credit card................................    5,210,498   14.02     362,189
   Other consumer.............................    1,967,042   14.47     141,117
                                               ------------          ----------
     Total loans..............................    7,177,540   14.14     503,306
                                               ------------          ----------
       Total interest-earning assets..........   14,093,172   12.04  $  841,475
Cash and due from banks.......................      447,120
Premises and equipment, net...................    1,139,792
Other assets..................................    2,581,658
Reserve for possible credit losses............     (125,886)
                                               ------------
       Total assets........................... $ 18,135,856
                                               ============






                                                   For the Six Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  7,838,151    6.20% $  241,029
   Money market deposit accounts..............    2,793,371    5.41      74,934
   Interest-bearing transaction accounts......       26,777    4.64         616
   Savings accounts...........................       11,261    4.60         257
                                               ------------          ----------
     Total interest-bearing deposits..........   10,669,560    5.99     316,836
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       26,186    5.59         726
   Other short-term borrowings................      565,944    5.82      16,325
   Long-term debt and bank notes (c)..........    4,320,366    6.59     141,146
                                               ------------          ----------
     Total borrowed funds.....................    4,912,496    6.49     158,197
                                               ------------          ----------
       Total interest-bearing liabilities.....   15,582,056    6.15     475,033
Demand deposits...............................      304,259
Other liabilities.............................      567,802
                                               ------------
       Total liabilities......................   16,454,117
Stockholders' equity..........................    1,681,739
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 18,135,856
                                               ============          ----------
       Net interest income....................                       $  366,442
                                                                     ==========
       Net interest margin....................                5.24
       Interest rate spread...................                5.89

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the six months ended June 30, 1997 was $919.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.






                                                   For the Six Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    543,261    5.57% $   15,057
   Federal funds sold and securities
    purchased under resale agreements.........      104,764    5.41       2,816
                                               ------------          ----------
     Total money market instruments...........      648,025    5.55      17,873
 Investment securities (a):
   Taxable....................................    2,057,567    5.84      59,778
   Tax-exempt(b)..............................       85,060    6.05       2,557
                                               ------------          ----------
     Total investment securities..............    2,142,627    5.85      62,335
 Loans held for securitization................    2,639,403   14.03     184,083
 Loans:
   Credit card................................    4,521,827   13.99     314,568
   Other consumer.............................      945,816   14.07      66,153
                                               ------------          ----------
     Total loans..............................    5,467,643   14.00     380,721
                                               ------------          ----------
       Total interest-earning assets..........   10,897,698   11.90  $  645,012
Cash and due from banks.......................      321,119
Premises and equipment, net...................      873,603
Other assets..................................    1,527,085
Reserve for possible credit losses............     (106,568)
                                               ------------
       Total assets........................... $ 13,512,937
                                               ============






                                                   For the Six Months Ended
                                                        June 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  6,339,904    5.81% $  183,136
   Money market deposit accounts..............    2,437,076    5.32      64,425
   Interest-bearing transaction accounts......       22,290    4.59         509
   Savings accounts...........................       10,043    4.59         229
                                               ------------          ----------
     Total interest-bearing deposits..........    8,809,313    5.67     248,299
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       82,556    5.36       2,202
   Other short-term borrowings................       90,087    5.49       2,458
   Long-term debt and bank notes (c)..........    2,745,751    6.58      89,833
                                               ------------          ----------
     Total borrowed funds.....................    2,918,394    6.51      94,493
                                               ------------          ----------
       Total interest-bearing liabilities.....   11,727,707    5.88     342,792
Demand deposits...............................      166,383
Other liabilities.............................      351,009
                                               ------------
       Total liabilities......................   12,245,099
Stockholders' equity..........................    1,267,838
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 13,512,937
                                               ============          ----------
       Net interest income....................                       $  302,220
                                                                     ==========
       Net interest margin....................                5.58
       Interest rate spread...................                6.02

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the six months ended June 30, 1996 was $895.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

Total other operating income increased 56.5% and 58.9% to $694.8 million and $1.3 billion for the three and six months ended June 30, 1997, from $444.1 million and $841.6 million for the same periods in 1996, respectively. This increase is primarily attributable to a 62.1% and 66.3% increase in securitization income, which grew $237.1 million and $476.8 million to $618.9 million and $1.2 billion for the three and six months ended June 30, 1997, as compared to the same periods for 1996, respectively. The increase in securitization income is primarily the result of the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125) by the Corporation combined with a $9.9 billion and $10.0 billion or 47.0% and 50.1% increase in average securitized loans to $30.9 billion and $29.9 billion for the three and six months ended June 30, 1997, compared to the same periods in 1996, respectively. Securitization income includes the gains recognized by the Corporation in accordance with Statement No. 125, in addition to the contractual specified loan servicing fees recognized by the Corporation for the servicing of previously securitized loans. Interchange income has also increased $6.6 million and $12.9 million for the three and six months ended June 30, 1997, as compared to the same periods in 1996, as the Corporation's sales volume increased.

On January 1, 1997, the Corporation adopted Statement No. 125, effective for all transactions occurring after December 31, 1996. Under Statement No. 125, gains are now recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Corporation now recognizes the gain from securitized loans in securitization income on the Corporation's consolidated statements of income and the related receivable in accounts receivable from securitization on the consolidated statements of financial condition at the time of sale. Securitization income also includes the additional earnings from the Corporation's securitized loans previously reported as loan servicing fees. As a result of the adoption of Statement No. 125, securitization income increased $121.3 million and $244.4 million for the three and six months ended June 30, 1997, respectively. These increases are not representative of future periods. Any future gains that will be recognized by the Corporation in accordance with Statement No. 125 will be dependent upon the timing and the amount of future securitizations. The increases in securitization income from the adoption of Statement No. 125 were primarily invested in additional business development efforts and therefore had no material impact on consolidated net income. Previously, the Corporation recognized this income over the life of the securitization. Prior years have not been restated in accordance with Statement No. 125.


OTHER OPERATING EXPENSE

Total other operating expense increased 51.2% and 56.2% to $565.4 million and $1.1 billion for the three and six months ended June 30, 1997 from $374.0 million and $720.6 million for the same periods in 1996, respectively. The growth in other operating expense reflects the Corporation's continued investment in business development to enhance the ability of the Corporation to attract and retain Customers. The Corporation opened approximately 4.9 million new accounts during the six months ended June 30, 1997. The increase in other operating expense also resulted from the Corporation investing the increase in securitization income from the adoption of Statement No. 125 in additional business development efforts. Table 2 presents the other expense component of other operating expense.




TABLE 2: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                       1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................. $  70,090  $  43,929  $ 149,321  $  81,206
Advertising........................    38,173     30,802     87,200     44,216
Collection.........................     7,232      6,333     13,166     12,619
Stationery and supplies............     7,856      6,443     15,495     11,775
Service bureau.....................     6,759      5,052     14,042      9,862
Postage and delivery...............    48,150     28,267    103,786     53,234
Telephone usage....................    14,173     11,050     28,538     20,805
Credit card fraud losses...........    16,088     12,107     31,121     23,111
Amortization of intangible assets..     7,281      2,403     14,129      4,929
Computer software..................    10,223      5,239     18,142     10,485
Other..............................    30,837     12,498     63,808     31,547
                                    ---------  ---------  ---------  ---------
  Total other expense.............. $ 256,862  $ 164,123  $ 538,748  $ 303,789
                                    =========  =========  =========  =========


SPECIAL MARKETING PROGRAM

During the six months ended June 30, 1996, the Corporation charged $32.8 million net of tax ($54.3 million pretax) to earnings related to the launch of the MBNA Platinum Plus MasterCard and Visa program. This item was recognized by the Corporation during the three months ended March 31, 1996.

INCOME TAXES

Applicable income taxes were $88.4 million and $169.7 million for the three and six months ended June 30, 1997, compared to $67.7 million and $106.7 million for the three and six months ended June 30, 1996, excluding the effect of the tax benefit from Customer-based intangible assets.

Net income for the six months ended June 30, 1996, includes a $32.8 million tax benefit related to the recognition of tax deductions for the amortization of Customer-based intangible assets acquired in connection with the Corporation's 1991 initial public offering. The initial public offering resulted in certain Customer-based intangible assets being recorded for income tax purposes only, creating future tax deductions relating to these intangible assets. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining tax benefit relating to the intangible assets, $32.8 million, during the three month period ended March 31, 1996.


ASSET QUALITY

The Corporation's asset quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the average seasoning of the Corporation's accounts. As new accounts season, the delinquency rate on these accounts generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.15% at June 30, 1997, compared with 3.59% at December 31, 1996. The Corporation's delinquency, as a percentage of managed loans, was 4.21% at June 30, 1997, compared with 4.28% at December 31, 1996. Table 3 presents the delinquency of the Corporation's loan portfolio, excluding loans held for securitization.


TABLE 3: DELINQUENT LOANS
(dollars in thousands)

                                        June 30, 1997        December 31, 1996
                                      -----------------      -----------------
                                         (unaudited)
Loan portfolio.....................   $ 6,664,699            $ 7,659,078
Loans delinquent:
  30 to 59 days....................   $    80,357  1.21%     $   114,382  1.49%
  60 to 89 days....................        38,879   .58           52,857   .69
  90 or more days..................        90,486  1.36          107,679  1.41
                                      -----------  ----      -----------  ----
    Total..........................   $   209,722  3.15%     $   274,918  3.59%
                                      ===========  ====      ===========  ====


Net Credit Losses

Net credit losses for the three and six months ended June 30, 1997 were $66.5 million and $117.4 million, compared to $45.7 million and $93.1 million for the same periods in 1996, respectively. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements. The increase in net credit losses for the three and six months ended June 30, 1997 reflects increases in the Corporation's outstanding loans, the general economic conditions, and the seasoning of the Corporation's accounts, offset by sales of charged-off receivables.

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. From time to time, the Corporation sells previously charged-off receivables. The proceeds received by the Corporation from these sales are recorded as recoveries and thus reduce net credit losses.

Net credit losses as a percentage of average loan receivables were 2.46% and 2.23% for the three and six months ended June 30, 1997, compared to 2.27% and 2.30% for the same periods last year. For the full year ended
December 31, 1996, net credit losses were 1.98% of average loan receivables.

The Corporation's managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 1997 were 3.96% and 3.86%, compared to 3.46% and 3.37% for the same periods last year. For the full year ended December 31, 1996, managed credit losses were 3.35% of average managed loans.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors that deserve current recognition. A provision is charged to operating expense to maintain the reserve level within this range. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing securitization income rather than the reserve for possible credit losses. The provision for possible credit losses for the three and six months ended June 30, 1997 was $87.4 million and $145.8 million compared to $49.1 million and $98.6 million for the same periods in 1996, respectively. Table 4 presents the change in the Corporation's reserve for possible credit losses.

TABLE 4:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                   For the Three Months    For the Six Months
                                      Ended June 30,         Ended June 30,
                                   --------------------   --------------------
                                     1997       1996        1997       1996
                                   ---------  ---------   ---------  ---------
                                                   (unaudited)
Reserve balance, beginning
 of period......................   $ 127,828  $ 106,904   $ 118,427  $ 104,886
  Reserves acquired.............       2,996         26       5,026         26
  Provision for possible
   credit losses................      87,363     49,112     145,768     98,600
  Foreign currency translation..          74         82        (130)        10

  Credit losses.................     (92,034)   (62,338)   (177,624)  (121,446)
  Recoveries....................      25,492     16,620      60,252     28,330
                                   ---------  ---------   ---------  ---------
    Net credit losses...........     (66,542)   (45,718)   (117,372)   (93,116)

                                   ---------  ---------   ---------  ---------
Reserve balance, end of period..   $ 151,719  $ 110,406   $ 151,719  $ 110,406
                                   =========  =========   =========  =========
















CAPITAL ADEQUACY

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Corporation and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in Table 5 below) of Tier 1 and Total Capital to risk weighted assets and of Tier 1 Capital to average assets (Leverage ratio). These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating. As of June 30, 1997, the Corporation and the Bank exceeded all capital requirements to which they are subject, and the Bank was "well capitalized" under the regulatory framework for prompt corrective action. Both the Corporation's and the Bank's risk-based capital ratios, shown in Table 5, have been computed in accordance with regulatory accounting policies.

TABLE 5:  REGULATORY CAPITAL RATIOS
                                          June 30, 1997
                    ----------------------------------------------------------
                       MBNA       MBNA America    Minimum     Well-Capitalized
                    Corporation    Bank, N.A.   Requirements    Requirements
                    -----------   ------------  ------------  ----------------
                                          (unaudited)
Tier 1............     10.66%        10.25%         4.00%           6.00%
Total.............     13.90         12.28          8.00           10.00
Leverage..........     10.63         10.16          3.00            5.00

During the three and six months ended June 30, 1997, the Corporation declared dividends on its preferred and common stock of $44.0 million and $89.0 million, respectively. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. In addition, if the Corporation defers interest payments for consecutive periods covering five years on the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority over claims as the junior subordinated deferrable interest debentures.




The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 1997, the amount of retained earnings available for declaration of dividends from the Bank to the Corporation was $675.3 million. Payment of dividends by the Bank to the Corporation, however, may be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of June 30, 1997. If this facility was drawn upon as of June 30, 1997, the amount of retained earnings available for declaration of dividends would have been limited to $658.4 million.

On July 15, 1997, the Board of Directors declared a quarterly dividend of $.12 per common share, payable October 1, 1997 to stockholders of record as of September 9, 1997.


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

Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at June 30, 1997 and December 31, 1996 were $11.9 billion and $10.2 billion, respectively. The increase in deposits is primarily the result of the Corporation's continued emphasis on marketing certificate of deposits and offering competitive rates. Table 6 presents the maturities of the Corporation's deposits as of June 30, 1997.










TABLE 6: MATURITIES OF DEPOSITS AT JUNE 30, 1997
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 4,210,334  $   717,633  $ 4,927,967
Over three months through twelve months.    2,284,299      650,881    2,935,180
Over one year through five years........    2,395,853    1,649,204    4,045,057
Over five years.........................        6,294        2,480        8,774
                                          -----------  -----------  -----------
  Total deposits........................  $ 8,896,780  $ 3,020,198  $11,916,978
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $3.2 billion.

Funding sources are also available to the Corporation through debt programs established by the Corporation and the Bank. During the six months ended
June 30, 1997, the Corporation issued $150.0 million of floating-rate senior medium-term notes and $412.0 million of floating-rate medium-term bank notes. In addition, the Corporation, through MBNA International, drew 75.0 million pounds sterling (approximately $121.8 million) from its fixed-rate syndicated credit facility. In January 1997, the Corporation issued $280.0 million of guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures. The securities qualify as regulatory capital for the Corporation. The proceeds from the debt issuances were used for general corporate purposes.

At June 30, 1997, the Corporation, through MBNA International, had utilized
50.0 million pounds sterling (approximately $83.2 million) from its existing
300.0 million pounds sterling multi-currency committed syndicated revolving credit facility. These borrowings, which are included as part of short-term borrowings in the consolidated statements of financial condition, matured in July 1997.

The Corporation also held $2.6 billion in investment securities and $1.8 billion of money market instruments at June 30, 1997, compared with $2.3 billion in investment securities and $876.6 million of money market instruments at December 31, 1996. The investment securities primarily consisted of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.6 billion in investment securities at June 30, 1997, $1.2 billion is anticipated to mature within 12 months. The Corporation continues to increase its investment securities available-for-sale portfolio, which consists primarily of short-term and variable-rate securities. At June 30, 1997, the Corporation had $2.1 billion of investment securities available-for-sale. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in Table 7.


TABLE 7: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 1997
(dollars in thousands)
                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                     Year      1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
                                                   (unaudited)
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  796,835  $  200,297  $        -  $      -
State and political subdivisions
 of the United States.............     81,338       8,549           -         -
Asset-backed and other securities.    141,630     825,116      65,879     8,864
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $1,019,803  $1,033,962  $   65,879  $  8,864
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $  174,232  $  155,341  $        -  $ 68,824
State and political subdivisions
 of the United States.............          -           -           -       608
Asset-backed and other securities.     21,468      37,092       1,000    16,917
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $  195,700  $  192,433  $    1,000  $ 86,349
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $  997,132  $  997,132
State and political subdivisions
 of the United States.............                 89,887      89,887
Asset-backed and other securities.              1,041,489   1,041,489
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $2,128,508  $2,128,508
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  398,397  $  391,510
State and political subdivisions
 of the United States.............                    608         538
Asset-backed and other securities.                 76,477      76,306
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  475,482  $  468,354
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

During the revolving period, which generally ranges from 24 to 168 months, no principal payments are made to the Investor Certificateholders. Payments received on the accounts are used to pay interest to the Investor Certificateholders and to purchase new loan receivables generated by the accounts, so that the principal dollar amount of the Investor Certificate remains unchanged. Once the revolving period ends, principal payments are allocated for distribution to the Investor Certificateholders according to the terms of the transaction. As principal payments are allocated to the Investor Certificateholders, the Bank's on-balance-sheet loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

During the three and six months ended June 30, 1997, the Bank securitized loan receivables totaling $2.7 billion and $5.1 billion respectively, through both public and private markets. Amortization of previously securitized loan receivables totaled $346.0 million and $879.8 million for the three and six month periods ended June 30, 1997. This securitization activity brings the total amount of outstanding securitized loans to $32.8 billion or 75.9% of managed loans as of June 30, 1997, compared to $28.5 billion or 73.8% of managed loans at December 31, 1996. An additional $2.0 billion of previously securitized loans is scheduled to amortize into the Bank's loan portfolio during the remainder of 1997.

Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 8 compares the average annualized yield for the three-month period ended June 30, 1997, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.
TABLE 8: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 92-1(b)..................    20.26%       14.90%      5.36%
MasterTrust 92-2(b)..................    19.69        13.71       5.98
MasterTrust 92-3(b)..................    17.71        13.09       4.62
MasterTrust 93-1.....................    17.71        13.04       4.67
MasterTrust 93-3.....................    17.86        12.41       5.45
MasterTrust 93-4.....................    17.86        13.02       4.84
MasterTrust 94-1.....................    17.86        12.92       4.94
MasterTrust 94-2.....................    17.86        12.98       4.88
MasterTrust II 94-A..................    16.89        12.52       4.37
MasterTrust II 94-B..................    16.89        12.52       4.37
MasterTrust II 94-C..................    16.89        12.61       4.28
MasterTrust II 94-D..................    16.89        12.55       4.34
MasterTrust II 94-E..................    16.89        12.43       4.46
Gold Reserve.........................    18.84        15.08       3.76
MasterTrust II 95-A..................    16.89        12.63       4.26
MasterTrust II 95-B..................    16.89        12.51       4.38
MasterTrust II 95-C..................    16.89        12.56       4.33
MasterTrust II 95-D..................    16.89        12.43       4.46
MasterTrust II 95-E..................    16.89        12.57       4.32
Cards No. 1..........................    19.73        11.43       8.30
MasterTrust II 95-F..................    16.89        13.14       3.75
MasterTrust II 95-G..................    16.89        12.56       4.33
MasterTrust II 95-H..................    16.89        12.42       4.47
MasterTrust II 95-I..................    16.89        12.51       4.38
MasterTrust II 95-J..................    16.89        12.58       4.31
MasterTrust II 96-A..................    16.89        12.55       4.34
MasterTrust II 96-B..................    16.89        12.62       4.27
MasterTrust II 96-C..................    16.89        12.49       4.40
MasterTrust II 96-D..................    16.89        12.49       4.40
Cards No. 2..........................    19.73        11.29       8.44
MasterTrust II 96-E..................    16.89        12.52       4.37
MasterTrust II 96-F..................    16.86        12.40       4.46
MasterTrust II 96-G..................    16.89        12.54       4.35
MasterTrust II 96-H..................    16.91        12.47       4.44
MasterTrust II 96-I..................    16.91        12.43       4.48
MasterTrust II 96-J..................    16.89        12.51       4.38
MasterTrust II 96-K..................    16.89        12.50       4.39
MasterTrust II 96-L..................    16.91        12.40       4.51
MasterTrust II 96-M..................    16.91        12.51       4.40
Gold Option..........................    17.30        12.23       5.07
Cards No. 3..........................    19.73        11.34       8.39
MasterTrust II 97-A..................    16.92        12.34       4.58
MasterTrust II 97-B..................    17.05        12.80       4.25
MasterTrust II 97-C..................    17.02        13.10       3.92




(a) MasterTrust II 97-D issued on May 22, 1997, MasterTrust II 97-E issued on May 8, 1997, MasterTrust II 97-F issued on June 18, 1997, and MasterTrust II 97-G issued on June 18, 1997 are excluded from the yields presented above as a result of their recency.
(b) Represents a maturing transaction that has entered its scheduled controlled amortization period.


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

MANAGED ASSET DATA
(dollars in thousands)

                                           June 30, 1997    December 31, 1996
                                         -----------------  -----------------
AT PERIOD END:
  Loans held for securitization......... $       3,761,615  $       2,469,974
  Loan portfolio........................         6,664,699          7,659,078
  Securitized loans.....................        32,756,985         28,494,481
                                         -----------------  -----------------
    Total managed loans................. $      43,183,299  $      38,623,533
                                         =================  =================
    Total managed interest-earning
     assets............................. $      47,544,452  $      41,818,197
                                         =================  =================
    Total managed assets................ $      52,228,002  $      45,529,823
                                         =================  =================


                             For the Three Months       For the Six Months
                                Ended June 30,            Ended June 30,
                           ------------------------- -------------------------
                               1997         1996         1997         1996
                           ------------ ------------ ------------ ------------
AVERAGE:
  Loans held for
   securitization......... $  3,868,738 $  2,264,506 $  3,358,456 $  2,639,403
  Loan portfolio..........    6,969,480    5,788,902    7,177,540    5,467,643
  Securitized loans.......   30,916,249   21,029,887   29,937,986   19,939,966
                           ------------ ------------ ------------ ------------
    Total managed loans... $ 41,754,467 $ 29,083,295 $ 40,473,982 $ 28,047,012
                           ============ ============ ============ ============
    Total managed
     interest-earning
     assets............... $ 45,482,828 $ 32,002,234 $ 44,031,158 $ 30,837,664
                           ============ ============ ============ ============
    Total managed assets.. $ 49,698,808 $ 34,737,611 $ 48,073,842 $ 33,452,903
                           ============ ============ ============ ============

MANAGED RATIOS:
  Net interest margin
   (on an FTE basis).....          7.40%        7.66%        7.47%        7.67%
  Delinquency............          4.21         3.87
  Net credit losses......          3.96         3.46         3.86         3.37



PART II-OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. in the United States District Court for the Middle District of Florida. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, and violation of the Delaware Deceptive Trade Practices Act and the federal Racketeer Influenced and Corrupt Organizations Act. In October 1996, this case was transferred to the United States District Court for the District of Delaware. In June 1997, the defendants' motion for summary judgment was denied. The Corporation believes that its advertising practices are proper under applicable federal and state law and intends to defend the action vigorously.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

   11                     Computation of Earnings Per Common Share

   27                     Financial Data Schedule



Exhibit 11: Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
                                                    (unaudited)
PRIMARY
Average common shares outstanding.. 334,146 334,136 334,149 334,140 Net effect of dilutive stock options--based on the treasury
 stock method using average
 market price......................    15,804     10,922     15,919     10,811
                                    ---------  ---------  ---------  ---------
  Total............................   349,950    345,058    350,068    344,951
                                    =========  =========  =========  =========

Net income......................... $ 138,433  $ 103,320  $ 262,375  $ 195,542
Less:  preferred stock dividend
 requirements......................     5,747      2,812     11,978      5,625
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................. $ 132,686  $ 100,508  $ 250,397  $ 189,917
                                    =========  =========  =========  =========
Per common share amount............ $     .38  $     .29  $     .72  $     .55
                                    =========  =========  =========  =========

FULLY DILUTED
Average common shares outstanding.. 334,146 334,136 334,149 334,140 Net effect of dilutive stock options--based on the treasury
 stock method using the higher of
 ending or average market prices...    17,130     10,922     17,130     11,308
                                    ---------  ---------  ---------  ---------
  Total............................   351,276    345,058    351,279    345,448
                                    =========  =========  =========  =========

Net income......................... $ 138,433  $ 103,320  $ 262,375  $ 195,542
Less:  preferred stock dividend
 requirements......................     5,747      2,812     11,978      5,625
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................. $ 132,686  $ 100,508  $ 250,397  $ 189,917
                                    =========  =========  =========  =========
Per common share amount............ $     .38  $     .29  $     .71  $     .55
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

  2. Report dated April 30, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1997.

  3. Report dated May 8, 1997, reporting the securitization of approximately $750.0 million of credit card receivables by MBNA America Bank, N.A.

  4. Report dated May 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for May 1997.

  5. Report dated June 18, 1997, reporting the securitization of approximately $706.0 million of credit card receivables by MBNA America Bank, N.A.

  6. Report dated June 30, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for June 1997.

  7. Report dated July 15, 1997, reporting MBNA Corporation's earnings release for the second quarter of 1997.

  8. Report dated July 24, 1997, reporting the securitization of approximately 250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

  9. Report dated July 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1997.
                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  August 14, 1997                  By:  /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer