Form 10-Q
period 1997-09-30
MBNA CORP
filed 1997-11-14
CIK 870517

45
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                              -------------------------------------------------
                                      or

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

                Common Stock, $.01 Par Value -- 501,187,500 Shares
                          Outstanding as of September 30, 1997
                            MBNA CORPORATION AND SUBSIDIARIES

                              Table of Contents

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                   1
           September 30, 1997 (unaudited) and December 31, 1996

           Consolidated Statements of Income -                                3
           For the Three and Nine Months Ended September 30, 1997 and 1996 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -       5
           For the Nine Months Ended September 30, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows -                            7
           For the Nine Months Ended September 30, 1997 and 1996 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)         9

Item 2.    Management's Discussion and Analysis of Financial Condition       13
           and Results of Operations

           Supplemental Financial Information                                37


                        Part II -  Other Information

Item 5.    Other Information                                                 38

Item 6.    Exhibits and Reports on Form 8-K                                  40

Signature                                                                    45
                            MBNA CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                            (dollars in thousands)

                                                  September 30,   December 31,
                                                       1997           1996
                                                  -------------  -------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $     307,728  $     225,063
Interest-earning time deposits in other banks....       728,577        621,614
Federal funds sold and securities purchased
 under resale agreements.........................       475,000        255,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,344,851 and $1,718,643 at
   September 30, 1997 and December 31, 1996,
   respectively).................................     2,346,792      1,719,730
  Held-to-maturity (market value of $455,457
   and $592,208 at September 30, 1997 and
   December 31, 1996, respectively)..............       460,378        598,320
Loans held for securitization....................     2,168,388      2,469,974
Loans:
  Credit card....................................     5,656,280      5,722,299
  Other consumer.................................     2,161,073      1,936,779
                                                  -------------  -------------
    Total loans..................................     7,817,353      7,659,078
  Reserve for possible credit losses.............      (160,898)      (118,427)
                                                  -------------  -------------
    Net loans....................................     7,656,455      7,540,651
Premises and equipment, net......................     1,431,033      1,047,183
Accrued income receivable........................       115,161         98,160
Accounts receivable from securitizations.........     3,714,983      1,777,323
Prepaid expenses and deferred charges............       196,643        204,139
Other assets.....................................       660,271        478,185
                                                  -------------  -------------
    Total assets................................. $  20,261,409  $  17,035,342
                                                  =============  =============





                                                  September 30,   December 31,
                                                       1997           1996
                                                  -------------  -------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $   9,130,785  $   7,159,440
  Money market deposit accounts..................     3,020,912      2,719,545
  Noninterest-bearing demand deposits............       300,513        233,885
  Interest-bearing transaction accounts..........        23,658         27,995
  Savings accounts...............................        11,529         10,821
                                                  -------------  -------------
    Total deposits...............................    12,487,397     10,151,686
Short-term borrowings............................        29,146        693,387
Long-term debt and bank notes....................     5,011,349      3,950,358
Accrued interest payable.........................       137,682        107,187
Accrued expenses and other liabilities...........       729,327        428,416
                                                  -------------  -------------
    Total liabilities............................    18,394,901     15,331,034

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 8,573,882 and 12,000,000
 shares issued and outstanding at September 30,
 1997 and December 31, 1996, respectively).......            86            120
Common stock ($.01 par value, 700,000,000 shares
 authorized, 501,187,500 shares issued and
 outstanding at September 30, 1997 and
 December 31, 1996, respectively)................         5,012          5,012
Additional paid-in capital.......................       466,367        602,231
Retained earnings................................     1,395,043      1,096,945
                                                  -------------  -------------
    Total stockholders' equity...................     1,866,508      1,704,308
                                                  -------------  -------------
    Total liabilities and stockholders' equity... $  20,261,409  $  17,035,342
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

                       Consolidated Statements of Income
               (dollars in thousands, except per share amounts)

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1997       1996        1997        1996
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
INTEREST INCOME
Loans........................... $  269,084 $  229,479 $   772,390 $   610,200
Investment securities:
  Taxable.......................     37,232     30,510     103,198      90,288
  Tax-exempt....................        875        815       2,582       2,477
Time deposits in other banks....     10,739      5,939      32,343      20,996
Federal funds sold and
 securities purchased under
 resale agreements..............      6,706      3,188      16,105       6,004
Loans held for securitization...    112,588     81,889     351,162     265,972
                                 ---------- ---------- ----------- -----------
   Total interest income........    437,224    351,820   1,277,780     995,937
INTEREST EXPENSE
Deposits........................    183,341    132,958     500,177     381,257
Short-term borrowings...........      1,716      7,654      18,767      12,314
Long-term debt and bank notes...     78,718     50,303     219,864     140,136
                                 ---------- ---------- ----------- -----------
   Total interest expense.......    263,775    190,915     738,808     533,707
                                 ---------- ---------- ----------- -----------
NET INTEREST INCOME.............    173,449    160,905     538,972     462,230
Provision for possible credit
 losses.........................     60,403     35,273     206,171     133,873
                                 ---------- ---------- ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................    113,046    125,632     332,801     328,357
OTHER OPERATING INCOME
Interchange.....................     28,068     24,001      83,296      66,367
Credit card fees................     17,315     26,617      76,012      78,697
Securitization income...........    627,749    410,857   1,823,402   1,129,728
Other...........................     18,907     10,873      46,783      39,165
                                 ---------- ---------- ----------- -----------
   Total other operating income. $  692,039 $  472,348 $ 2,029,493 $ 1,313,957





                                 For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                 --------------------- -----------------------
                                    1997       1996       1997        1996
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  257,971 $  195,558 $   735,848 $   536,684
Occupancy expense of premises...     21,587     18,010      60,784      48,387
Furniture and equipment expense.     39,882     24,497     109,239      69,757
Other...........................    204,102    145,473     742,850     449,262
                                 ---------- ---------- ----------- -----------
   Total other operating
    expense.....................    523,542    383,538   1,648,721   1,104,090
                                 ---------- ---------- ----------- -----------
Income before income taxes and
 special marketing program......    281,543    214,442     713,573     538,224
Special marketing program.......          -          -           -      54,331
                                 ---------- ---------- ----------- -----------
Income before income taxes......    281,543    214,442     713,573     483,893
Applicable income taxes.........    109,717     84,919     279,372     191,621
Tax benefit from Customer-based
 intangible assets..............          -          -           -     (32,793)
                                 ---------- ---------- ----------- -----------
NET INCOME...................... $  171,826 $  129,523 $   434,201 $   325,065
                                 ========== ========== =========== ===========

EARNINGS PER COMMON SHARE....... $      .32 $      .24 $       .80 $       .61
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............    528,310    518,234     526,183     517,698


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

                                       Outstanding Shares
                                       ------------------
                                       Preferred  Common  Preferred   Common
                                         (000)     (000)    Stock     Stock
                                       --------- -------- ---------  --------

BALANCE, DECEMBER 31, 1996...........     12,000  501,188 $     120  $  5,012
Net income...........................          -        -         -         -
Cash dividends:
  Common-$.24 per share..............          -        -         -         -
  Preferred..........................          -        -         -         -
Exercise of stock options and other
 awards..............................          -    4,271         -        43
Acquisition and retirement of common
 stock...............................          -   (4,271)        -       (43)
Acquisition and retirement of
 preferred stock.....................     (3,426)       -       (34)        -
Foreign currency translation, net of
 tax (accumulated amount of $ 1,354
 at September 30, 1997)..............          -        -         -         -
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $7,268 at September 30, 1997).......          -        -         -         -
                                       --------- -------- ---------  --------
BALANCE, SEPTEMBER 30, 1997..........      8,574  501,188 $      86  $  5,012
                                       ========= ======== =========  ========

BALANCE, DECEMBER 31, 1995...........      6,000  501,188 $      60  $  5,012
Net income...........................          -        -         -         -
Cash dividends:
  Common-$.21 per share..............          -        -         -         -
  Preferred..........................          -        -         -         -
Exercise of stock options and other
 awards..............................          -    3,440         -        34
Acquisition and retirement of common
 stock...............................          -   (3,440)        -       (34)
Issuance of preferred stock, net of
 issuance costs......................      6,000        -        60         -
Foreign currency translation, net of
 tax (accumulated amount of $271
 at September 30, 1996)..............          -        -         -         -
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 $691 at September 30, 1996).........          -        -         -         -
                                       --------- -------- ---------  --------
BALANCE, SEPTEMBER 30, 1996..........     12,000  501,188 $     120  $  5,012
                                       ========= ======== =========  ========



                                         Additional                  Total
                                          Paid-in    Retained    Stockholders'
                                          Capital    Earnings       Equity
                                         ---------- -----------  -------------

BALANCE, DECEMBER 31, 1996...........    $  602,231 $ 1,096,945  $   1,704,308
Net income...........................             -     434,201        434,201
Cash dividends:
  Common-$.24 per share..............             -    (120,294)      (120,294)
  Preferred..........................             -     (12,665)       (12,665)
Exercise of stock options and other
 awards..............................        50,566           -         50,609
Acquisition and retirement of common
 stock...............................      (100,811)          -       (100,854)
Acquisition and retirement of
 preferred stock.....................       (85,619)     (3,133)       (88,786)
Foreign currency translation, net of
 tax (accumulated amount of $1,354
 at September 30, 1997)..............             -      (6,556)        (6,556)
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $7,268 at September 30, 1997).......             -       6,545          6,545
                                         ---------- -----------  -------------
BALANCE, SEPTEMBER 30, 1997..........    $  466,367 $ 1,395,043  $   1,866,508
                                         ========== ===========  =============

BALANCE, DECEMBER 31, 1995...........    $  488,951 $   771,035  $   1,265,058
Net income...........................             -     325,065        325,065
Cash dividends:
  Common-$.21 per share..............             -    (106,935)      (106,935)
  Preferred..........................             -      (8,671)        (8,671)
Exercise of stock options and other
 awards..............................        29,168           -         29,202
Acquisition and retirement of common
 stock...............................       (45,211)          -        (45,245)
Issuance of preferred stock, net of
 issuance costs......................       146,147           -        146,207
Foreign currency translation, net of
 tax (accumulated amount of $271
 at September 30, 1996)..............             -        (120)          (120)
Net unrealized gains on investment
 securities available-for-sale, net
 of tax (accumulated amount of
 $691 at September 30, 1996).........             -         502            502
                                         ---------- -----------  -------------
BALANCE, SEPTEMBER 30, 1996..........    $  619,055 $   980,876  $   1,605,063
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

                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                    For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $   434,201    $   325,065
Adjustments to reconcile net income to net cash
 used in operating activities:
   Provision for possible credit losses............     206,171        133,873
   Depreciation, amortization, and accretion.......     102,011         68,689
   Provision (benefit) for deferred income taxes...      12,935        (51,427)
   Increase in accrued income receivable...........     (17,001)        (7,424)
   Increase in accounts receivable from
    securitizations................................  (1,937,660)      (553,380)
   Increase in accrued interest payable............      30,495         16,805
   Decrease in other operating activities..........     281,666         28,092
                                                    -----------    -----------
     Net cash used in operating activities.........    (887,182)       (39,707)

INVESTING ACTIVITIES
Net increase in money market instruments...........    (326,963)      (183,687)
Proceeds from maturities of investment securities
 available-for-sale................................   5,939,431      2,979,329
Purchases of investment securities
 available-for-sale................................  (6,536,585)    (3,387,066)
Proceeds from maturities of investment securities
 held-to-maturity .................................     177,778        315,851
Purchases of investment securities
 held-to-maturity..................................     (40,002)        (7,563)
Proceeds from securitization of loans..............   9,679,866      8,001,753
Portfolio acquisitions.............................  (1,118,744)    (1,263,460)
Amortization of securitized loans..................  (2,074,885)    (1,108,334)
Net loan originations..............................  (6,694,463)    (6,902,517)
Net purchases of premises and equipment............    (475,972)      (216,175)
                                                    -----------    -----------
     Net cash used in investing activities......... $(1,470,539)   $(1,771,869)





                                                    For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                           (unaudited)

FINANCING ACTIVITIES
Net increase in time deposits...................... $ 1,971,345    $   615,319
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts..............................     364,366        425,315
Net (decrease) increase in short-term borrowings...    (664,241)       118,717
Proceeds from issuance of long-term debt
 and bank notes....................................   1,288,667        812,341
Maturity of long-term debt and bank notes..........    (261,425)       (93,192)
Proceeds from issuance of preferred stock..........           -        146,207
Acquisition and retirement of preferred stock......     (52,483)             -
Proceeds from exercise of stock options
 and other awards..................................      24,839         17,878
Acquisition and retirement of common stock.........    (100,854)       (45,245)
Dividends paid.....................................    (129,828)      (110,007)
                                                    -----------    -----------
     Net cash provided by financing activities.....   2,440,386      1,887,333
                                                    -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS..............      82,665         75,757
Cash and cash equivalents at beginning of period...     225,063        291,856
                                                    -----------    -----------
Cash and cash equivalents at end of period......... $   307,728    $   367,613
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $   707,527    $   516,756
                                                    ===========    ===========
Income taxes paid.................................. $   133,136    $   164,956
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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements.


NOTE B: EARNINGS PER COMMON SHARE

Earnings per common share are computed using net income applicable to common stock and the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

On July 15, 1997, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend. In connection with this transaction, one additional share of common stock was issued on October 1, 1997, for every two common shares held by stockholders of record as of the close of business on September 15, 1997. Accordingly, all common share and per common share data have been restated to reflect the stock split.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), was issued. This statement, effective for financial statements issued for periods ending after December 15, 1997, specifies the computation, presentation, and disclosure requirements for earnings per share. Statement No. 128 replaces primary and fully diluted earnings per share, under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share, respectively. The adoption of Statement No. 128 will not have a material impact on the Corporation's consolidated earnings per share for the periods ended
September 30, 1997 and 1996.

NOTE C: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 1997, the Corporation issued long-term debt and bank notes consisting of the following:

                                                             Par Value
                                                       ----------------------
                                                       (dollars in thousands)
Floating-Rate Senior Medium-Term Notes, priced
 between 30 basis points and 47 basis points over
 the three-month London Interbank Offered Rate
 (LIBOR), payable quarterly, maturing in varying
 amounts from 1999 through 2002.....................          $317,500

Fixed-Rate Senior Medium-Term Notes, with interest
 rates varying from 6.875% to 7.125%, payable
 semiannually, maturing in varying amounts from
 2002 through 2004..................................           165,000

Floating-Rate Medium-Term Bank Notes, priced
 between 15 basis points and 30 basis points over
 the three-month LIBOR, payable quarterly, maturing
 in varying amounts from 2000 through 2004..........           412,000

Fixed-Rate Syndicated Credit Facility, with an
 interest rate of 7.645%, payable quarterly,
 maturing in 2001 (75 million pounds sterling)......           121,823

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series B, with an
 interest rate equal to 80 basis points above
 the three-month LIBOR, maturing in 2027............           280,000

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series C, with an
 interest rate of 8.25%, maturing in 2027...........            36,303

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


NOTE D: PREFERRED STOCK

During the nine months ended September 30, 1997, the Corporation, through MBNA Capital C, issued 1.5 million shares of 8.25% Trust Originated Preferred Securities (guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series C) in exchange for 1.5 million shares of 7 1/2% Cumulative Preferred Stock, Series A. The value of the shares exchanged was $36.3 million. After the exchange, the Corporation has 4.5 million shares of 7 1/2% Cumulative Preferred Stock, Series A, outstanding at September 30, 1997.

The Corporation also repurchased 2.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B during the nine months ended September 30, 1997 for $52.5 million. There are 4.0 million shares of Adjustable Rate Cumulative Preferred Stock, Series B, outstanding at September 30, 1997.

On October 14, 1997, the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A and a quarterly dividend of $.39320 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 15, 1998 to stockholders of record as of December 31, 1997.

Previously, the Board of Directors declared quarterly dividends on the 7 1/2% Cumulative Preferred Stock, Series A of $.46875 per share on July 15, 1997, April 21, 1997, and January 14, 1997, respectively.

In addition, the Board of Directors declared quarterly dividends on the Adjustable Rate Cumulative Preferred Stock, Series B of $.41610 per share, $.43622 per share, and $.40990 per share on July 15, 1997, April 21, 1997, and January 14, 1997, respectively.


NOTE E: ASSET SECURITIZATION

On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), effective for all transactions occurring after December 31, 1996. Under Statement No. 125, gains are now recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Corporation now recognizes the gain from securitized loans in securitization income on the Corporation's consolidated statements of income and the related receivable in accounts receivable from securitization on the consolidated statements of financial condition at the time of sale. Securitization income also includes the additional earnings from the Corporation's securitized loans previously reported as loan servicing fees. Previously, the Corporation recognized this income over the life of the securitization. As a result of the adoption of Statement No. 125, securitization income increased $74.9 million and $319.3 million for the three and nine months ended September 30, 1997, respectively. These increases are not representative of future periods. Any future gains that will be recognized by the Corporation in accordance with Statement No. 125 will be dependent upon the timing and the amount of future securitizations. The increases in securitization income from the adoption of Statement No. 125 were primarily invested in additional business development efforts and therefore had no material impact on consolidated net income. In accordance with Statement
No. 125, prior years have not been restated.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 15, 1997, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued on October 1, 1997, to stockholders of record as of September 15, 1997. Accordingly, all common share and per common share data have been restated to reflect this stock split.


EARNINGS SUMMARY

Net income for the three and nine months ended September 30, 1997 was $171.8 million and $434.2 million, or $.32 per common share and $.80 per common share, increasing 32.7% and 33.6% from $129.5 million and $325.1 million or $.24 per common share and $.61 per common share for the same periods in 1996. Earnings per common share is computed using net income applicable to common stock and weighted average common shares outstanding, including common stock equivalents.

The overall growth in earnings was primarily attributable to the growth in managed loans outstanding. Total managed loans at September 30, 1997 were $46.2 billion, a $11.5 billion increase from September 30, 1996, and a $7.6 billion increase since December 31, 1996. The Corporation's average managed loans increased 37.0% and 41.6% to $44.5 billion and $41.8 billion for the three and nine months ended September 30, 1997, compared to $32.5 billion and $29.5 billion for the same periods in 1996, respectively. Included in managed loans are the Corporation's loans held for securitization, loan portfolio, and securitized loans.


The Corporation continues to be an active participant in the asset securitization market. Securitization converts interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three and nine months ended September 30, 1997, the Corporation securitized approximately $4.6 billion and $9.7 billion of loan receivables, bringing the total amount of outstanding securitized loans to $36.2 billion as of September 30, 1997.

Return on average total assets for the three and nine months ended
September 30, 1997, was 3.48% and 3.12%, compared to 3.44% and 3.10% for the same periods during 1996, respectively. The increases in the return on average total assets for the three and nine months ended September 30, 1997 are a result of the 32.7% and 33.6% increases in net income, which exceeded the 30.9% and 33.0% increases in the Corporation's average total assets for the same periods. The Corporation's return on average stockholders' equity for the three and nine months ended September 30, 1997 was 38.27% and 33.84%, compared to 37.26% and 33.24% for the same periods in 1996, respectively. The higher returns for the three and nine months ended September 30, 1997 are primarily a result of the increases in net income which also exceeded the 28.8% and 31.3% increases in average stockholders' equity.


NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1997, on a fully taxable equivalent basis, was $173.9 million and $540.4 million, compared to $161.3 million and $463.6 million for the same periods in 1996, respectively. The increase in net interest income for the three and nine months ended September 30, 1997 is primarily a result of an increase in average interest-earning assets of $2.5 billion and $3.0 billion, respectively, partially offset by a decline of 61 basis points and 43 basis points in the net interest margin and an increase of $3.8 billion in average interest-bearing liabilities for both periods. The increase in interest-earning assets during the three and nine months ended September 30, 1997 was a result of increases in average investment securities and money market instruments of $1.0 billion and $855.9 million and increases in average loan receivables of $1.5 billion and $2.1 billion, respectively. The increase in interest-bearing liabilities during these periods resulted primarily from funding the increases in interest-earning assets and accounts receivable from securitizations, which is included in other assets.

The net interest margin, on a fully taxable equivalent basis, was 4.78% and 5.08% for the three and nine months ended September 30, 1997, compared to 5.39% and 5.51% for the same periods in 1996, respectively. The declines in the net interest margin for 1997 are primarily a result of the increases in average interest-bearing liabilities that were partially used to fund the growth in accounts receivable from securitizations, which is included in other assets.


INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities and money market instruments, on a fully taxable equivalent basis, increased $15.1 million and $34.5 million for the three and nine months ended September 30, 1997, as compared to the same periods in 1996, respectively. The increase for the three and nine months ended September 30, 1997 is primarily a result of an increase of $1.0 billion and $855.9 million in average investment securities and money market instruments when compared to the same periods in 1996, respectively. The increases are the result of the timing of receipt of funds from asset securitizations. Funds received from these securitizations are typically invested in money market instruments and investment securities available-for-sale until they are needed to fund loan growth. The yield on investment securities and money market instruments increased 1 basis point for the three months ended September 30, 1997, and decreased 8 basis points for the nine months ended September 30, 1997, as compared to the same periods in 1996.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $70.3 million and $247.4 million to $381.7 million and $1.1 billion for the three and nine months ended September 30, 1997, compared to the same periods in 1996, respectively. The increase is primarily attributable to an increase in average loan receivables of $1.5 billion and $2.1 billion to $10.6 billion and $10.5 billion for the three and nine months ended September 30, 1997 combined with increases in the yields earned on the Corporation's average loan receivables of 67 basis points and 36 basis points for the same periods in 1996, respectively.

At September 30, 1997, variable-rate credit card and home equity loans were 23.6% of total managed loans, compared to 42.1% at December 31, 1996. These variable-rate loans are indexed to the U.S. Prime Rate published in The Wall Street Journal and generally reprice quarterly. The decline in variable-rate loans was primarily the result of the Corporation repricing outstanding loan balances from variable rate to fixed rate.


DEPOSITS

Total interest expense on deposits increased $50.4 million and $118.9 million to $183.3 million and $500.2 million for the three and nine months ended September 30, 1997, compared to the same periods in 1996, respectively. The increase is the result of an increase in average interest-bearing deposits of $2.6 billion and $2.1 billion for the three and nine months ended September 30, 1997, respectively, as the Corporation continues to emphasize marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources. Also, the rates paid on average interest-bearing deposits increased 44 basis points and 36 basis points from the three and nine months ended September 30, 1996, respectively.

BORROWED FUNDS

Interest expense on short-term borrowings decreased $5.9 million to $1.7 million for the three months ended September 30, 1997 and increased $6.5 million to $18.8 million for the nine months ended September 30, 1997, compared to the same periods in 1996. The fluctuations are primarily a result of a decrease in average short-term borrowings of $438.2 million for the three months ended September 30, 1997 and an increase in average short-term borrowings of $130.9 million for the nine months ended September 30, 1997. These fluctuations reflect a changing need by the Corporation for the utilization of the short-term bank note program and other short-term borrowings to meet short-term funding requirements.

Total interest expense on long-term debt and bank notes increased $28.4 million and $79.7 million to $78.7 million and $219.9 million for the three and nine months ended September 30, 1997, compared to the same periods in 1996, respectively. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to diversify funding sources, to fund loan growth, to acquire premises and equipment, and for other general corporate purposes. As a result of the issuance of long-term debt and bank notes, average long-term debt and bank notes increased $1.6 billion for both the three and nine months ended September 30, 1997 compared to the same periods in 1996, respectively. Also, the rates paid on average long-term debt and bank notes increased 12 basis points and 5 basis points for the three and nine months ended September 30, 1997, compared to the same period in 1996, respectively. TABLE 1: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands; yields and rates on a fully taxable equivalent basis)


                                                  For the Three Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    723,545    5.89% $   10,739
   Federal funds sold and securities
    purchased under resale agreements.........      475,869    5.59       6,706
                                               ------------          ----------
     Total money market instruments...........    1,199,414    5.77      17,445
 Investment securities (a):
   Taxable....................................    2,583,498    5.72      37,232
   Tax-exempt(b)..............................       89,962    5.94       1,346
                                               ------------          ----------
     Total investment securities..............    2,673,460    5.72      38,578
 Loans held for securitization................    3,074,863   14.53     112,588
 Loans:
   Credit card................................    5,226,340   14.21     187,191
   Other consumer.............................    2,264,840   14.35      81,893
                                               ------------          ----------
     Total loans..............................    7,491,180   14.25     269,084
                                               ------------          ----------
       Total interest-earning assets..........   14,438,917   12.03  $  437,695
Cash and due from banks.......................      519,291
Premises and equipment, net...................    1,361,877
Other assets..................................    3,444,209
Reserve for possible credit losses............     (157,762)
                                               ------------
       Total assets........................... $ 19,606,532
                                               ============





                                                  For the Three Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  8,858,776    6.39% $  142,578
   Money market deposit accounts..............    2,958,170    5.40      40,294
   Interest-bearing transaction accounts......       27,223    4.77         327
   Savings accounts...........................       11,739    4.80         142
                                               ------------          ----------
     Total interest-bearing deposits..........   11,855,908    6.14     183,341
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       14,000    5.61         198
   Other short-term borrowings................      105,313    5.72       1,518
   Long-term debt and bank notes (c)..........    4,751,882    6.57      78,718
                                               ------------          ----------
     Total borrowed funds.....................    4,871,195    6.55      80,434
                                               ------------          ----------
       Total interest-bearing liabilities.....   16,727,103    6.26     263,775
Demand deposits...............................      375,319
Other liabilities.............................      722,745
                                               ------------
       Total liabilities......................   17,825,167
Stockholders' equity..........................    1,781,365
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 19,606,532
                                               ============          ----------
       Net interest income....................                       $  173,920
                                                                     ==========
       Net interest margin....................                 4.78
       Interest rate spread...................                 5.77

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1997 was $471.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.




                                                  For the Three Months Ended
                                                      September 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    426,079    5.55% $    5,939
   Federal funds sold and securities
    purchased under resale agreements.........      237,685    5.34       3,188
                                               ------------          ----------
     Total money market instruments...........      663,764    5.47       9,127
 Investment securities (a):
   Taxable....................................    2,093,007    5.80      30,510
   Tax-exempt(b)..............................       84,653    5.89       1,254
                                               ------------          ----------
     Total investment securities..............    2,177,660    5.80      31,764
 Loans held for securitization................    2,398,970   13.58      81,889
 Loans:
   Credit card................................    5,144,692   13.58     175,673
   Other consumer.............................    1,523,954   14.05      53,806
                                               ------------          ----------
     Total loans..............................    6,668,646   13.69     229,479
                                               ------------          ----------
       Total interest-earning assets..........   11,909,040   11.77  $  352,259
Cash and due from banks.......................      357,367
Premises and equipment, net...................      957,243
Other assets..................................    1,868,905
Reserve for possible credit losses............     (112,553)
                                               ------------
       Total assets........................... $ 14,980,002
                                               ============




                                                  For the Three Months Ended
                                                      September 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  6,640,622    5.87% $   97,968
   Money market deposit accounts..............    2,604,694    5.29      34,608
   Interest-bearing transaction accounts......       23,288    4.56         267
   Savings accounts...........................       10,264    4.46         115
                                               ------------          ----------
     Total interest-bearing deposits..........    9,278,868    5.70     132,958
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       76,761    5.45       1,052
   Other short-term borrowings................      480,704    5.46       6,602
   Long-term debt and bank notes (c)..........    3,102,276    6.45      50,303
                                               ------------          ----------
     Total borrowed funds.....................    3,659,741    6.30      57,957
                                               ------------          ----------
       Total interest-bearing liabilities.....   12,938,609    5.87     190,915
Demand deposits...............................      199,508
Other liabilities.............................      459,094
                                               ------------
       Total liabilities......................   13,597,211
Stockholders' equity..........................    1,382,791
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 14,980,002
                                               ============          ----------
       Net interest income....................                       $  161,344
                                                                     ==========
       Net interest margin....................                 5.39
       Interest rate spread...................                 5.90

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the three months ended September 30, 1996 was $439.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.




                                                   For the Nine Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    761,750    5.68% $   32,343
   Federal funds sold and securities
    purchased under resale agreements.........      388,692    5.54      16,105
                                               ------------          ----------
     Total money market instruments...........    1,150,442    5.63      48,448
 Investment securities (a):
   Taxable....................................    2,424,416    5.69     103,198
   Tax-exempt(b)..............................       88,707    5.99       3,972
                                               ------------          ----------
     Total investment securities..............    2,513,123    5.70     107,170
 Loans held for securitization................    3,262,886   14.39     351,162
 Loans:
   Credit card................................    5,215,837   14.08     549,380
   Other consumer.............................    2,067,399   14.42     223,010
                                               ------------          ----------
     Total loans..............................    7,283,236   14.18     772,390
                                               ------------          ----------
       Total interest-earning assets..........   14,209,687   12.04  $1,279,170
Cash and due from banks.......................      471,442
Premises and equipment, net...................    1,214,633
Other assets..................................    2,872,334
Reserve for possible credit losses............     (136,628)
                                               ------------
       Total assets........................... $ 18,631,468
                                               ============





                                                   For the Nine Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  8,182,098    6.27% $  383,607
   Money market deposit accounts..............    2,848,908    5.41     115,228
   Interest-bearing transaction accounts......       26,927    4.68         943
   Savings accounts...........................       11,422    4.67         399
                                               ------------          ----------
     Total interest-bearing deposits..........   11,069,355    6.04     500,177
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       22,080    5.60         924
   Other short-term borrowings................      410,713    5.81      17,843
   Long-term debt and bank notes (c)..........    4,465,785    6.58     219,864
                                               ------------          ----------
     Total borrowed funds.....................    4,898,578    6.51     238,631
                                               ------------          ----------
       Total interest-bearing liabilities.....   15,967,933    6.19     738,808
Demand deposits...............................      328,206
Other liabilities.............................      620,017
                                               ------------
       Total liabilities......................   16,916,156
Stockholders' equity..........................    1,715,312
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 18,631,468
                                               ============          ----------
       Net interest income....................                       $  540,362
                                                                     ==========
       Net interest margin....................                5.08
       Interest rate spread...................                5.85

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the nine months ended September 30, 1997 was $1,390.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.





                                                   For the Nine Months Ended
                                                      September 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
ASSETS
Interest-earning assets:
 Money market instruments:
   Interest-earning time deposits in other
    banks..................................... $    503,915    5.57% $   20,996
   Federal funds sold and securities
    purchased under resale agreements.........      149,394    5.37       6,004
                                               ------------          ----------
     Total money market instruments...........      653,309    5.52      27,000
 Investment securities (a):
   Taxable....................................    2,069,467    5.83      90,288
   Tax-exempt(b)..............................       84,924    5.99       3,811
                                               ------------          ----------
     Total investment securities..............    2,154,391    5.83      94,099
 Loans held for securitization................    2,558,674   13.89     265,972
 Loans:
   Credit card................................    4,730,964   13.84     490,241
   Other consumer.............................    1,139,935   14.06     119,959
                                               ------------          ----------
     Total loans..............................    5,870,899   13.88     610,200
                                               ------------          ----------
       Total interest-earning assets..........   11,237,273   11.85  $  997,271
Cash and due from banks.......................      333,289
Premises and equipment, net...................      901,687
Other assets..................................    1,641,856
Reserve for possible credit losses............     (108,577)
                                               ------------
       Total assets........................... $ 14,005,528
                                               ============





                                                   For the Nine Months Ended
                                                      September 30, 1996
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
   Time deposits (c).......................... $  6,440,875    5.83% $  281,104
   Money market deposit accounts..............    2,493,357    5.31      99,033
   Interest-bearing transaction accounts......       22,625    4.58         776
   Savings accounts...........................       10,117    4.54         344
                                               ------------          ----------
     Total interest-bearing deposits..........    8,966,974    5.68     381,257
 Borrowed funds:
   Federal funds purchased and securities
    sold under repurchase agreements..........       80,610    5.39       3,254
   Other short-term borrowings................      221,244    5.47       9,060
   Long-term debt and bank notes (c)..........    2,865,460    6.53     140,136
                                               ------------          ----------
     Total borrowed funds.....................    3,167,314    6.43     152,450
                                               ------------          ----------
       Total interest-bearing liabilities.....   12,134,288    5.88     533,707
Demand deposits...............................      177,505
Other liabilities.............................      387,300
                                               ------------
       Total liabilities......................   12,699,093
Stockholders' equity..........................    1,306,435
                                               ------------
       Total liabilities and stockholders'
        equity................................ $ 14,005,528
                                               ============          ----------
       Net interest income....................                       $  463,564
                                                                     ==========
       Net interest margin....................                5.51
       Interest rate spread...................                5.97

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent basis adjustment for the nine months ended September 30, 1996 was $1,334.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

Total other operating income increased 46.5% and 54.5% to $692.0 million and $2.0 billion for the three and nine months ended September 30, 1997, from $472.3 million and $1.3 billion for the same periods in 1996, respectively. This increase is primarily attributable to a 52.8% and 61.4% increase in securitization income, which grew to $627.7 million and $1.8 billion for the three and nine months ended September 30, 1997, as compared to the same periods for 1996, respectively. The increase in securitization income is primarily the result of the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125) by the Corporation, combined with a $10.5 billion and $10.2 billion, or 45.0% and 48.2%, increase in average securitized loans to $33.9 billion and $31.3 billion for the three and nine months ended September 30, 1997, compared to the same periods in 1996, respectively. Securitization income includes the gains recognized by the Corporation in accordance with Statement No. 125, in addition to the contractually specified loan servicing fees recognized by the Corporation for the servicing of previously securitized loans. Interchange income also increased $4.1 million and $16.9 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, as the Corporation's sales volume increased.

On January 1, 1997, the Corporation adopted Statement No. 125, effective for all transactions occurring after December 31, 1996. Under Statement No. 125, gains are now recognized at the time of initial sale and each subsequent sale of loan receivables in a securitization. As a result, the Corporation now recognizes the gain from securitized loans in securitization income on the Corporation's consolidated statements of income and the related receivable in accounts receivable from securitization on the consolidated statements of financial condition at the time of sale. Securitization income also includes the additional earnings from the Corporation's securitized loans previously reported as loan servicing fees. Previously, the Corporation recognized this income over the life of the securitization. As a result of the adoption of Statement No. 125, securitization income increased $74.9 million and $319.3 million for the three and nine months ended September 30, 1997, respectively. These increases are not representative of future periods. Any future gains that will be recognized by the Corporation in accordance with Statement No. 125 will be dependent upon the timing and the amount of future securitizations. The increases in securitization income from the adoption of Statement No. 125 were primarily invested in additional business development efforts and therefore had no material impact on consolidated net income. In accordance with Statement No. 125, prior years have not been restated.

OTHER OPERATING EXPENSE

Total other operating expense increased 36.5% and 49.3% to $523.5 million and $1.6 billion for the three and nine months ended September 30, 1997, from $383.5 million and $1.1 billion for the same periods in 1996, respectively.
The growth in other operating expense reflects the Corporation's continued investment in business development to enhance the ability of the Corporation to attract and retain Customers. The Corporation added approximately 7.2 million new accounts during the nine months ended September 30, 1997. The increase in other operating expense also resulted from the Corporation investing the increase in securitization income from the adoption of Statement No. 125 in additional business development efforts. Table 2 presents the other expense component of other operating expense.


TABLE 2: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                   For the Three Months  For the Nine Months
                                   Ended September 30,   Ended September 30,
                                   --------------------  --------------------
                                      1997       1996       1997       1996
                                   ---------  ---------  ---------  ---------
                                                  (unaudited)
Purchased services................ $  63,728  $  32,220  $ 213,049  $ 113,426
Advertising.......................    22,303     21,226    109,503     65,442
Collection........................     7,832      5,235     20,998     17,854
Stationery and supplies...........     7,317      6,346     22,812     18,121
Service bureau....................     9,324      7,163     23,366     17,025
Postage and delivery..............    38,622     21,755    142,408     74,989
Telephone usage...................    14,297     12,999     42,835     33,804
Credit card fraud losses..........    16,161     12,032     47,282     35,143
Amortization of intangible assets.     7,904      3,633     22,033      8,562
Computer software.................     9,147      5,507     27,289     15,992
Other.............................     7,467     17,357     71,275     48,904
                                   ---------  ---------  ---------  ---------
  Total other expense............. $ 204,102  $ 145,473  $ 742,850  $ 449,262
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


INCOME TAXES

Applicable income taxes were $109.7 million and $279.4 million for the three and nine months ended September 30, 1997, compared to $84.9 million and $191.6 million for the three and nine months ended September 30, 1996, respectively, excluding the effect of the tax benefit from Customer-based intangible assets.

Net income for the nine months ended September 30, 1996, includes a $32.8 million tax benefit related to the recognition of tax deductions for the amortization of Customer-based intangible assets acquired in connection with the Corporation's 1991 initial public offering. The initial public offering resulted in certain Customer-based intangible assets being recorded for income tax purposes only, creating future tax deductions relating to these intangible assets. The Corporation did not initially recognize, for financial statement purposes, any tax benefit related to those assets because there were uncertainties concerning the tax treatment of such assets. During the second quarter of 1993, the U.S. Supreme Court in the "Newark Morning Ledger" case affirmed that Customer-based intangible assets may be amortized for tax purposes and the Corporation recognized $89.8 million of the tax benefit related to the Customer-based intangible assets. During the first quarter of 1996, the Internal Revenue Service completed an audit of the Corporation's 1991 and 1992 tax returns and entered into a final agreement with the Corporation regarding the tax treatment of the intangible assets. As a result, the Corporation recognized the remaining tax benefit relating to the intangible assets, $32.8 million, during the three month period ended March 31, 1996.


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

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.40% at September 30, 1997, compared with 3.59% at December 31, 1996. Table 3 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization. The Corporation's managed delinquency, as a percentage of managed loans, was 4.44% at September 30, 1997, compared with 4.28% at December 31, 1996.

TABLE 3: DELINQUENT LOANS
(dollars in thousands)

                                      September 30, 1997     December 31, 1996
                                      ------------------     -----------------
                                         (unaudited)
Loan portfolio.....................   $ 7,817,353            $ 7,659,078
Loans delinquent:
  30 to 59 days....................   $   104,442   1.34%    $   114,382  1.49%
  60 to 89 days....................        51,902    .66          52,857   .69
  90 or more days..................       109,730   1.40         107,679  1.41
                                      -----------  -----     ----------- -----
    Total..........................   $   266,074   3.40%    $   274,918  3.59%
                                      ===========  =====     =========== =====

Net Credit Losses

Net credit losses for the three and nine months ended September 30, 1997 were $53.3 million and $170.7 million, compared to $35.2 million and $128.3 million for the same periods in 1996, respectively. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements. The increase in net credit losses for the three and nine months ended September 30, 1997, reflects increases in the Corporation's outstanding loans, the general economic conditions, and the seasoning of the Corporation's accounts, offset by sales of charged-off receivables.

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. From time to time, the Corporation sells previously charged-off receivables. The proceeds received by the Corporation from these sales are recorded as recoveries and thus reduce net credit losses.

Net credit losses as a percentage of average loan receivables were 2.02% and 2.16% for the three and nine months ended September 30, 1997, respectively, compared to 1.55% and 2.03% for the same periods last year. For the full year ended December 31, 1996, net credit losses were 1.98% of average loan receivables.

The Corporation's managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 1997 were 4.07% and 3.93%, respectively, compared to 3.38% and 3.37% for the same periods last year. For the full year ended December 31, 1996, managed credit losses were 3.35% of average managed loans.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors that deserve current recognition. A provision is charged to operating expense to maintain the reserve level within this range. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing securitization income rather than the reserve for possible credit losses. The provision for possible credit losses for the three and nine months ended September 30, 1997 was $60.4 million and $206.2 million compared to $35.3 million and $133.9 million for the same periods in 1996, respectively. Table 4 presents the change in the Corporation's reserve for possible credit losses.

TABLE 4:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                   For the Three Months   For the Nine Months
                                    Ended September 30,    Ended September 30,
                                   --------------------   --------------------
                                     1997       1996        1997       1996
                                   ---------  ---------   ---------  ---------
                                                   (unaudited)
Reserve balance, beginning
 of period......................   $ 151,719  $ 110,406   $ 118,427  $ 104,886
  Reserves acquired.............       2,231      7,293       7,257      7,319
  Provision for possible
   credit losses................      60,403     35,273     206,171    133,873
  Foreign currency translation..        (144)        40        (274)        50

  Credit losses.................     (88,098)   (68,419)   (265,722)  (189,865)
  Recoveries....................      34,787     33,195      95,039     61,525
                                   ---------  ---------   ---------  ---------
    Net credit losses...........     (53,311)   (35,224)   (170,683)  (128,340)

                                   ---------  ---------   ---------  ---------
Reserve balance, end of period..   $ 160,898  $ 117,788   $ 160,898  $ 117,788
                                   =========  =========   =========  =========


CAPITAL ADEQUACY

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in Table 5) of Tier 1 and Total Capital to risk weighted assets and of Tier 1 Capital to average assets (Leverage ratio). These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating. As of September 30, 1997, the Corporation and the Bank exceeded all capital requirements to which they are subject, and the Bank was "well capitalized" under the regulatory framework for prompt corrective action. Both the Corporation's and the Bank's risk-based capital ratios, shown in Table 5, have been computed in accordance with regulatory accounting practices.

TABLE 5:  REGULATORY CAPITAL RATIOS

                                              September 30, 1997
                                ----------------------------------------------
                                                Minimum       Well-Capitalized
                                  Ratios      Requirements      Requirements
                                ----------    ------------    ----------------
MBNA Corporation                              (unaudited)
Tier 1........................     9.17%         4.00%              N/A
Total.........................    11.48          8.00               N/A
Leverage......................    10.94          3.00               N/A

MBNA America Bank, N.A.
Tier 1........................     8.74%         4.00%             6.00%
Total.........................    10.22          8.00             10.00
Leverage......................    10.54          3.00              5.00


During the three and nine months ended September 30, 1997, the Corporation declared dividends on its preferred and common stock of $43.9 million and $133.0 million, respectively. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. In addition, if the Corporation defers interest payments for consecutive periods covering five years on the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority over claims as the junior subordinated deferrable interest debentures.

The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is also subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 1997, the amount of retained earnings available for declaration of dividends from the Bank to the Corporation was $478.0 million. Payment of dividends by the Bank to the Corporation, however, may be even further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of September 30, 1997.

On October 14, 1997, the Board of Directors declared a quarterly dividend of $.08 per common share, payable January 1, 1998 to stockholders of record as of December 15, 1997. Also, on October 14, 1997 the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A and a quarterly dividend of $.39320 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 15, 1998 to stockholders of record as of December 31, 1997.


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

Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at September 30, 1997 and December 31, 1996 were $12.5 billion and $10.2 billion, respectively. The increase in deposits is primarily the result of the Corporation's continued emphasis on marketing certificates of deposit and offering competitive rates. Table 6 presents the maturities of the Corporation's deposits as of September 30, 1997.


TABLE 6: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 1997
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 4,285,500  $   642,316  $ 4,927,816
Over three months through twelve months.    2,470,486      636,453    3,106,939
Over one year through five years........    2,668,460    1,778,414    4,446,874
Over five years.........................        5,768            -        5,768
                                          -----------  -----------  -----------
  Total deposits........................  $ 9,430,214  $ 3,057,183  $12,487,397
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $3.4 billion.

Funding sources are also available to the Corporation through debt programs established by the Corporation and the Bank. During the nine months ended September 30, 1997, the Corporation issued $317.5 million of floating-rate senior medium-term notes, $165.0 million of fixed-rate senior medium-term notes, and $412.0 million of floating-rate medium-term bank notes. In addition, the Corporation, through MBNA International, drew 75.0 million pounds sterling (approximately $121.8 million) from its fixed-rate syndicated credit facility. In January 1997, the Corporation issued $280.0 million of guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures. These securities qualify as regulatory capital for the Corporation. The proceeds from the debt issuances were used for general corporate purposes.

At September 30, 1997, the Corporation, through MBNA International, had utilized 18.0 million pounds sterling (approximately $29.1 million) from its existing 300.0 million pounds sterling multi-currency committed syndicated revolving credit facility. These borrowings, which are included as part of short-term borrowings in the consolidated statements of financial condition, matured in October 1997.

The Corporation also held $2.8 billion in investment securities and $1.2 billion of money market instruments at September 30, 1997, compared with $2.3 billion in investment securities and $876.6 million of money market instruments at December 31, 1996. The investment securities primarily consisted of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.8 billion in investment securities at September 30, 1997, $1.4 billion is anticipated to mature within 12 months.
The Corporation increased its investment securities available-for-sale portfolio, which consists primarily of short-term and variable-rate securities, to $2.3 billion at September 30, 1997. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in Table 7.

TABLE 7: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 1997
(dollars in thousands)
                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                     Year      1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
                                                   (unaudited)
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  967,758  $  276,062  $        -  $      -
State and political subdivisions
 of the United States.............     83,980       6,538           -         -
Asset-backed and other securities.    144,502     805,545      58,233     4,174
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $1,196,240  $1,088,145  $   58,233  $  4,174
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $  175,922  $  135,893  $        -  $ 78,470
State and political subdivisions
 of the United States.............          -           -           -     1,615
Asset-backed and other securities.     16,944      34,617           -    16,917
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $  192,866  $  170,510  $        -  $ 97,002
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $1,243,820  $1,243,820
State and political subdivisions
 of the United States.............                 90,518      90,518
Asset-backed and other securities.              1,012,454   1,012,454
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $2,346,792  $2,346,792
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  390,285  $  385,875
State and political subdivisions
 of the United States.............                  1,615       1,235
Asset-backed and other securities.                 68,478      68,347
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  460,378  $  455,457
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

Securitization involves the sale, generally to a trust, of a pool of loan receivables. These loan receivables arise from accounts whose ownership is retained by the Bank. In addition to selling the existing loan receivables, rights to new loan receivables, including most fees generated by and payments made from these accounts, are sold. Certificates representing undivided interests in the trust are issued. The Investor Certificates are sold by the trust to investors, generally through a public offering, while the Seller Certificate is retained by the Bank. Interest is paid to the Investor Certificateholders during the life of the transaction. The Bank continues to service the accounts and receives a servicing fee for doing so.

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

During the nine months ended September 30, 1997, the Bank securitized loan receivables totaling $9.7 billion, through both public and private markets. Amortization of previously securitized loan receivables totaled $2.1 billion for the nine month period ended September 30, 1997. This securitization activity brings the total amount of outstanding securitized loans to $36.2 billion or 78.4% of managed loans as of September 30, 1997, compared to $28.5 billion or 73.8% of managed loans at December 31, 1996. An additional $1.6 billion of previously securitized loans is scheduled to amortize into the Bank's loan portfolio during the remainder of 1997.

Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 8 compares the average annualized yield for the three-month period ended September 30, 1997, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 8: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 92-1(b)..................    23.17%       15.36%       7.81%
MasterTrust 92-2(b)..................    21.50        13.87        7.63
MasterTrust 92-3(b)..................    20.24        13.49        6.75
MasterTrust 93-1(b)..................    18.40        12.95        5.45
MasterTrust 93-3.....................    18.40        12.25        6.15
MasterTrust 93-4.....................    18.40        12.90        5.50
MasterTrust 94-1.....................    18.40        12.80        5.60
MasterTrust 94-2.....................    18.40        12.86        5.54
MasterTrust II 94-A..................    17.48        12.86        4.62
MasterTrust II 94-B..................    17.48        12.84        4.64
MasterTrust II 94-C..................    17.48        12.94        4.54
MasterTrust II 94-D(b)...............    17.48        12.90        4.58
MasterTrust II 94-E..................    17.48        12.83        4.65
Gold Reserve.........................    19.17        15.00        4.17
MasterTrust II 95-A..................    17.48        12.96        4.52
MasterTrust II 95-B..................    17.48        12.84        4.64
MasterTrust II 95-C..................    17.48        12.89        4.59
MasterTrust II 95-D..................    17.48        12.76        4.72
MasterTrust II 95-E..................    17.48        12.90        4.58
Cards No. 1..........................    20.05        12.10        7.95
MasterTrust II 95-F..................    17.48        13.44        4.04
MasterTrust II 95-G..................    17.48        12.90        4.58
MasterTrust II 95-H..................    17.48        12.75        4.73
MasterTrust II 95-I..................    17.48        12.84        4.64
MasterTrust II 95-J..................    17.48        12.91        4.57
MasterTrust II 96-A..................    17.48        12.88        4.60
MasterTrust II 96-B..................    17.48        12.95        4.53
MasterTrust II 96-C..................    17.48        12.82        4.66
MasterTrust II 96-D..................    17.48        12.83        4.65
Cards No. 2..........................    20.05        11.85        8.20
MasterTrust II 96-E..................    17.48        12.85        4.63
MasterTrust II 96-F..................    17.45        12.75        4.70
MasterTrust II 96-G..................    17.48        12.88        4.60
MasterTrust II 96-H..................    17.51        12.89        4.62
MasterTrust II 96-I..................    17.51        12.91        4.60
MasterTrust II 96-J..................    17.48        12.84        4.64
MasterTrust II 96-K..................    17.48        12.83        4.65
MasterTrust II 96-L..................    17.51        12.83        4.68
MasterTrust II 96-M..................    17.51        12.94        4.57

                                         Three Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
Cards No. 3..........................    20.05%       11.94%       8.11%
MasterTrust II 97-A..................    17.51        12.74        4.77
MasterTrust II 97-B..................    17.48        12.88        4.60
MasterTrust II 97-C..................    17.48        12.81        4.67
MasterTrust II 97-D..................    17.40        13.20        4.20
MasterTrust II 97-E..................    17.51        12.85        4.66
MasterTrust II 97-F..................    17.35        13.23        4.12
MasterTrust II 97-G..................    17.35        13.34        4.01



(a) Cards No. 4 issued on July 24, 1997, MasterTrust II 97-H issued on August 6, 1997, MasterTrust II 97-I issued on August 26, 1997, MasterTrust II 97-J issued on September 10, 1997, and Consumer Loan MasterTrust 97-1 issued September 24, 1997 are excluded from the yields presented above as a result of their recency.

(b) Represents a maturing transaction that has entered its scheduled controlled amortization period.



                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

     The following supplemental financial information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)

                                         September 30, 1997  December 31, 1996
                                         ------------------  -----------------
AT PERIOD END:
  Loans held for securitization.......   $        2,168,388  $       2,469,974
  Loan portfolio......................            7,817,353          7,659,078
  Securitized loans...................           36,230,744         28,494,481
                                         ------------------  -----------------
    Total managed loans...............   $       46,216,485  $      38,623,533
                                         ==================  =================
    Total managed interest-earning
     assets...........................   $       50,227,232  $      41,818,197
                                         ==================  =================
    Total managed assets..............   $       56,492,153  $      45,529,823
                                         ==================  =================


                             For the Three Months       For the Nine Months
                              Ended September 30,       Ended September 30,
                           ------------------------- -------------------------
                               1997         1996         1997         1996
                           ------------ ------------ ------------ ------------
AVERAGE:
  Loans held for
   securitization......... $  3,074,863 $  2,398,970 $  3,262,886 $  2,558,674
  Loan portfolio..........    7,491,180    6,668,646    7,283,236    5,870,899
  Securitized loans.......   33,910,575   23,392,536   31,276,734   21,099,223
                           ------------ ------------ ------------ ------------
    Total managed loans... $ 44,476,618 $ 32,460,152 $ 41,822,856 $ 29,528,796
                           ============ ============ ============ ============
    Total managed
     interest-earning
     assets............... $ 48,349,492 $ 35,301,576 $ 45,486,421 $ 32,336,496
                           ============ ============ ============ ============
    Total managed assets.. $ 53,517,107 $ 38,372,538 $ 49,908,202 $ 35,104,751
                           ============ ============ ============ ============

MANAGED RATIOS:
  Net interest margin
   (on an FTE basis).....          7.47%        7.50%        7.47%        7.61%
  Delinquency............          4.44         4.00
  Net credit losses......          4.07         3.38         3.93         3.37


PART II-OTHER INFORMATION

ITEM 5: OTHER INFORMATION

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

From time to time the Corporation may make forward-looking statements concerning the Corporation's future performance. Such statements are subject to risks and uncertainties that may cause the Corporation's actual performance to differ materially from that set forth in such forward-looking statements. Factors which could cause the Corporation's actual financial and other results to differ materially from those projected by the Corporation in forward-looking statements include, but are not limited to the following:

Competition

The Corporation's business is highly competitive. Strategies used by the Corporation's competitors include targeted marketing, low introductory rates on new accounts and balance transfers, discounts on products or services, and other special marketing programs. Competition from other lenders could affect the Corporation's loans outstanding, Customer retention, and the rates and fees charged on the Corporation's loans.

Economic Conditions

The Corporation's business is affected by general economic conditions beyond the Corporation's control, including employment levels, consumer confidence, and interest rates. A recession or slowdown in the economy may cause an increase in delinquencies and credit losses and reduce new account growth and charge volume.

Delinquencies and Credit Losses

An increase in delinquencies and credit losses could affect the Corporation's financial performance. Delinquencies and credit losses are influenced by a number of factors, including the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the average seasoning of the Corporation's accounts.

Interest Rate Increases

An increase in interest rates could increase the Corporation's cost of funds and reduce the net interest margin. The Corporation's ability to manage the risk of interest rate increases is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans.

Availability of Funding and Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation's performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation.

Customer Behavior

The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation's performance could be affected by changes in such acceptance and use, and overall consumer spending.

New Products and Services

The Corporation's performance could be affected by difficulties or delays in the development of new products or services, including products or services beyond credit card and other consumer loans. These may include failure of Customers to accept these products or services when planned, losses associated with the testing of new products or services, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services, which may affect the success of such products or services.

Growth

The growth of the Corporation's existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology; hire qualified people; and obtain funding for significant capital investments.

Legal and Regulatory

The banking and consumer credit industry is subject to extensive regulation. Changes in the laws and regulations and in policies applied by banking or other regulators affecting banking and consumer credit could impact the Corporation's performance. For example, in recent years Congress has considered legislation which would have had the effect of limiting the interest rate that could be charged on credit card accounts. In addition, the Corporation could incur unanticipated litigation or compliance costs.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

   11                     Computation of Earnings Per Common Share

   12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

   27                     Financial Data Schedule



Exhibit 11: Computation of Earnings Per Common Share
            (dollars in thousands, except per share data)

                                    For the Three Months  For the Nine Months
                                     Ended September 30,  Ended September 30,
                                    --------------------  -------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  --------- ---------
                                                    (unaudited)
PRIMARY
Average common shares outstanding.. 501,208 501,197 501,219 501,205 Net effect of dilutive stock options--based on the treasury
 stock method using average
 market price......................    27,102     17,037     24,964    16,493
                                    ---------  ---------  --------- ---------
  Total............................   528,310    518,234    526,183   517,698
                                    =========  =========  ========= =========

Net income......................... $ 171,826  $ 129,523  $ 434,201 $ 325,065
Less:  preferred stock dividend
 requirements......................     3,820      3,046     15,798     8,671
                                    ---------  ---------  --------- ---------
Net income applicable to common
 stock............................. $ 168,006  $ 126,477  $ 418,403 $ 316,394
                                    =========  =========  ========= =========
Per common share amount............ $     .32  $     .24  $     .80 $     .61
                                    =========  =========  ========= =========

FULLY DILUTED
Average common shares outstanding.. 501,208 501,197 501,219 501,205 Net effect of dilutive stock options--based on the treasury
 stock method using the higher of
 ending or average market prices...    27,102     19,756     27,102    19,756
                                    ---------  ---------  --------- ---------
  Total............................   528,310    520,953    528,321   520,961
                                    =========  =========  ========= =========

Net income......................... $ 171,826  $ 129,523  $ 434,201 $ 325,065
Less:  preferred stock dividend
 requirements......................     3,820      3,046     15,798     8,671
                                    ---------  ---------  --------- ---------
Net income applicable to common
 stock............................. $ 168,006  $ 126,477  $ 418,403 $ 316,394
                                    =========  =========  ========= =========
Per common share amount............ $     .32  $     .24  $     .79 $     .61
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



Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                   For the Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                       1997         1996(b)
                                                   ------------  -----------
                                                          (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    713,573  $   483,893
Fixed charges....................................       750,133      544,141
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,997)      (2,032)
                                                   ------------  -----------
Earnings, for computation purposes...............  $  1,460,709  $ 1,026,002
                                                   ============  ===========

Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    741,936  $   535,815
Portion of rents representative of the interest
 factor..........................................         8,197        8,326
                                                   ------------  -----------
Fixed charges                                           750,133      544,141
Preferred stock dividend requirements (a)........        25,962       14,356
Fixed charges and preferred stock dividend         ------------  -----------
 requirements, including interest on deposits,
 for computation purposes........................  $    776,095  $   558,497
                                                   ============  ===========
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          1.88         1.84

                                                   For the Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                       1997         1996(b)
                                                   ------------  -----------
                                                          (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    713,573  $   483,893
Fixed charges....................................       249,956      162,884
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (3,013)      (2,048)
                                                   ------------  -----------
Earnings, for computation purposes...............  $    960,516  $   644,729
                                                   ============  ===========

Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    241,759  $   154,558
Portion of rents representative of the interest
 factor..........................................         8,197        8,326
                                                   ------------  -----------
Fixed charges                                           249,956      162,884
Preferred stock dividend requirements (a)........        25,962       14,356
Fixed charges and preferred stock dividend         ------------  -----------
 requirements, excluding interest on deposits,
 for computation purposes........................  $    275,918  $   177,240
                                                   ============  ===========
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          3.48         3.64

(a) Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.
(b) Income before income taxes for the year ended September 30, 1996, includes a charge of $54.3 million related to the launch of the MBNA Platinum Plus MasterCard and Visa program. Without the charge, the ratio of earnings to combined fixed charges and preferred stock dividend requirements, including and excluding interest on deposits, would have been 1.93 and 3.94, respectively.

The ratio of earnings to combined fixed charges and preferred stock dividend requirements is computed by dividing (i) income before income taxes and fixed charges less interest capitalized during such period, net of amortization of previously capitalized interest, by (ii) fixed charges and preferred stock dividend requirements. Fixed charges consist of interest expense on borrowings, including capitalized interest (including or excluding deposits, as the case may be), and the portion of rental expense which is deemed representative of interest. The preferred stock dividend requirements represent the pretax earnings which would have been required to cover such dividend requirements on the Corporation's preferred stock outstanding.


b.  Reports on Form 8-K

  1. Report dated July 15, 1997, reporting MBNA Corporation's earnings release for the second quarter of 1997.

  2.  Report dated July 24, 1997, reporting the securitization of
      250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

  3. Report dated July 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1997.

  4. Report dated August 26, 1997, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  5. Report dated August 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for August 1997.

  6. Report dated September 10, 1997, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  7. Report dated September 30, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for September 1997.

  8. Report dated October 14, 1997, reporting MBNA Corporation's earnings release for the third quarter of 1997.

  9. Report dated October 22, 1997, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

 10. Report dated October 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1997.

 11. Report dated November 6, 1997, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  November 14, 1997                By:  /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer