Form 10-K405
period 1997-12-31
MBNA CORP
filed 1998-03-20
CIK 870517

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10683

                                MBNA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    MARYLAND                                        52-1713008
        (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)
             1100 NORTH KING STREET
                 WILMINGTON, DE                                     19884-0141
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 362-6255

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                   -----------------------------------------
            Common Stock, $.01 par value                       New York Stock Exchange
      6 7/8% Senior Notes due October 1, 1999                  New York Stock Exchange
    7 1/2% Cumulative Preferred Stock, Series A                New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B           New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A,            New York Stock Exchange
    guaranteed by MBNA Corporation to the extent
                 described therein
  MBNA Capital B Floating Rate Capital Securities,             New York Stock Exchange
  Series B, guaranteed by MBNA Corporation to the
              extent described therein
  MBNA Capital C 8.25% Trust Originated Preferred              New York Stock Exchange
Securities, Series C, guaranteed by MBNA Corporation
          to the extent described therein

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 10, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant's Common Stock as reported on the New York Stock Exchange was $14,615,157,060. As of March 10, 1998, there were outstanding 501,187,500 shares of Common Stock, par value $.01 per share, which stock is the only class of Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1998 are incorporated by reference into Part III.
================================================================================

                                MBNA CORPORATION

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                    PART I
ITEM 1.    Business....................................................    1
ITEM 2.    Properties..................................................    9
ITEM 3.    Legal Proceedings...........................................   10
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   10
           Executive Officers of the Registrant........................   10
                                   PART II
ITEM 5.    Market for the Registrant's Common Stock and Related
             Stockholder Matters.......................................   12
ITEM 6.    Selected Financial Data.....................................   12
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   12
ITEM 7A    Quantitative and Qualitative Disclosures about Market
             Risk......................................................   12
ITEM 8.    Financial Statements and Supplementary Data.................   12
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   12
                                   PART III
ITEM 10.   Directors and Executive Officers of the Registrant..........   13
ITEM 11.   Executive Compensation......................................   13
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   13
ITEM 13.   Certain Relationships and Related Transactions..............   13
                                   PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   14
Signatures.............................................................   17

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MBNA Corporation (the "Corporation"), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank organized in January 1991 as the successor to a national bank formed in 1982. Through the Bank, the Corporation is the world's largest independent credit card lender and is the leading issuer of affinity credit cards, marketed primarily to members of associations and customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers various insurance and deposit products.

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

     The Corporation also offers home equity and airplane loans to individuals through a subsidiary, MBNA Consumer Services, Inc., which is currently licensed in 42 states and the District of Columbia. Beginning in 1998, the Corporation expects to offer these loans through MBNA America Bank (Delaware), a state bank organized under Delaware law.

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

  Insurance

     The Corporation offers credit insurance to its credit card Customers. It also offers automobile insurance and life insurance through the Bank to Customers. The Bank is currently licensed to provide its property and casualty and life and health insurance products in approximately 40 states.

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International Inc.; Visa(R) is a federally registered servicemark of Visa U.S.A., Inc.

MARKETING

     The Corporation directs its marketing efforts primarily to members of endorsing groups, to customers of financial institutions, and to targeted lists of people with a strong common interest. The Corporation is the recognized leader in affinity marketing, with endorsements from thousands of membership organizations and financial institutions.

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

     The Corporation primarily uses direct mail, telemarketing and person-to-person marketing to market its credit cards and other products. Thousands of different marketing campaigns are developed each year, generating millions of direct mail pieces designed to add accounts and stimulate use. The Corporation customizes its marketing approach for each program. The Corporation's in-house advertising agency designs custom graphics for credit cards and prepares direct mail programs and advertisements. In addition, the Corporation's marketing activities include efforts to retain profitable accounts and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through balance transfer programs.

     The Corporation conducts marketing activities in the United States through MBNA Marketing Systems, Inc., a subsidiary of the Bank. The Corporation markets credit cards and other consumer loans in the United Kingdom through MBNA International Bank Limited, a subsidiary of the Bank.

     MBNA Marketing Systems, Inc. has regional centers in Maine, Ohio, Texas, Maryland, Florida and California and sales offices in New York City, Chicago and Washington, D.C. MBNA International Bank Limited has its headquarters in Chester, England and a sales and marketing office in London. These regional centers and sales offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing.

     MBNA Marketing Systems, Inc. has 12 telemarketing facilities in 9 states. As of December 31, 1997, it employed approximately 4,400 people in telemarketing, the majority of whom worked part time. The telemarketing organization generates new accounts by calling prospects obtained from membership lists of endorsing organizations and other prospects lists. Other consumer loan, deposit and credit insurance products are marketed to existing and new Customers.

     MBNA International Bank Limited has sales offices in Dublin, Ireland and Edinburgh, Scotland. In late 1997, the Corporation began offering credit cards in Canada through MBNA Canada Bank, a limited purpose bank organized under Canadian law.

CREDIT

     The Corporation makes credit decisions by combining sophisticated technology and predictive models with the insight of a credit analyst. Approved credit applications are reviewed individually by a credit analyst, who assigns a credit line based on a review of the potential Customer's financial history and capacity to repay. Less than half of the credit applications received by the Corporation in 1997 were approved. Credit analysts review credit reports obtained through an independent credit reporting agency, and use a delinquency probability model to assist them in reaching a credit decision for each applicant. Credit analysts also review and verify other information, such as employment and income, when necessary to make a credit decision. Further levels of review are automatically triggered, depending upon the level of risk indicated by the delinquency probability model and a combination of other factors indicative of credit quality. Credit analysts review applications obtained through pre-approved offers to ensure adherence to credit standards and that the appropriate credit limit is assigned. Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, reductions in credit lines. The Corporation's Loan Review Department independently reviews selected applications to ensure quality and consistency. The Corporation's losses have been consistently below the Visa and MasterCard industry average.

RISK CONTROL

     The Corporation manages risk at the Customer level through sophisticated analytical techniques combined with regular judgmental review. Transactions are evaluated at the point of sale, where risk levels are balanced with profitability and Customer satisfaction. Additionally, Customers showing signs of financial stress are periodically reviewed, a process which includes an examination of the Customer's credit file and in many cases a phone call for clarification of the situation.

     A balanced approach is also used when stimulating portfolio growth. Risk levels are measured through statistical models that incorporate payment behavior, employment information, and transaction activity. Credit bureau scores and attributes are obtained and combined with internal information to allow the Corporation to increase credit lines and promote cash usage while minimizing additional risk.

     The Corporation utilizes technology, including a neural network and expert systems, to detect and prevent fraud at its earliest stages. It also employs authorization strategies to control fraud losses.

COLLECTION (CUSTOMER ASSISTANCE)

     The Corporation's collection (Customer Assistance) philosophy, based on a persistent yet professional approach, is to work with each past due Customer at an early stage of delinquency. The Corporation employs several computerized systems to assist in the collection of past due accounts. Initially, the Predictive Management System analyzes each Customer's purchase and repayment habits, and selects accounts for initial contact with the objective of contacting the highest risk accounts first. Subsequently, the accounts selected are queued to the Corporation's proprietary Collection Tracking and Analysis system (CTA) and Outbound Call Management System (OCMS). OCMS sorts accounts by a number of factors, including time zone, degree of delinquency and dollar amount due. OCMS automatically dials delinquent accounts in order of priority. Representatives are automatically linked to the Customer's account information and voice line when a contact is established. Customers who are experiencing significant financial problems and may consider filing for bankruptcy are referred to a specialized group of people who have been educated on effective alternatives to bankruptcy, including debt counseling.

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

     Once an account has been charged-off, it may be sold to a third party vendor or retained by the Corporation for collection. The Corporation has entered into contracts for the sale of these accounts which provide pricing which is comparable to amounts which were realized from previous charge-off collection efforts, after the deduction of the costs of collection.

OPERATIONS

     Credit card processing services performed by MBNA Hallmark Information Services, Inc. ("Information Services"), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. Information Services' data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at Information Services' facilities in Dallas, Texas, and Newark, Delaware. Information Services generates and mails to Customers monthly statements summarizing account activity and processes Customer payments.

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

     A Customer may use a credit card for purchases and cash advances. Monthly periodic finance charges are calculated by multiplying the applicable average daily balances on the account by the applicable daily periodic rates and by the number of days in the billing cycle. Finance charges are calculated on purchases from the date of the purchase or the first day of the billing cycle in which the purchase posts to the account, whichever is later, and are not assessed in most circumstances on new purchases if all balances shown in the previous billing statement are paid in full by the payment due date, which is generally 3 days before the next billing date. Finance charges are not assessed in most circumstances on previous purchases if all balances shown on the two previous billing statements are paid by their respective due dates. Finance charges on cash advances are calculated from the date of the transaction. Customers are required to make a minimum monthly payment equal to the greater of $15 or 2% of the outstanding balance on the account.

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

     MBNA International Bank Limited is subject to regulations and supervision by the Bank of England and the OCC. MBNA America Bank (Delaware) is subject to regulations and supervision by the State Bank Commissioner of Delaware and the FDIC. MBNA Canada Bank is subject to regulations and supervision by the Office of Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation and the OCC.

  Dividends

     The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank is subject to limitations on the dividends it may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See "Capital Adequacy" on pages 29 and 30 of the 1997 Annual Report to Stockholders, which is incorporated herein by reference. In addition, both the Corporation and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

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

  Capital Requirements

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is subject to similar risk-based capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders' equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 risk-based capital"). The remainder ("Total risk-based capital") may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of reserves for possible credit losses. In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 risk-based capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that meet certain specified criteria, including that they have the agency's highest supervisory rating. Under the guidelines, holding companies that do not satisfy the criteria for the lowest requirement and holding companies undertaking expansion programs must maintain a leverage ratio at least 100 basis points to 200 basis points higher than the 3% minimum ratio. At December 31, 1997 regulatory capital ratios for the Corporation were: Tier 1 risk-based capital, 9.82%; Total risk-based capital, 11.99%; and leverage, 11.13%. The Bank's ratios at December 31, 1997 were: Tier 1 risk-based capital, 9.56%; Total risk-based capital, 11.06%; and leverage, 10.90%. Holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

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

  FDICIA and FDIC Insurance

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided increased funding for the Bank Insurance Fund ("BIF") of the FDIC and provided for expanded regulation of banks and bank holding companies. The regulation includes expanded federal banking agency examinations and increased powers of federal banking agencies to take corrective action to resolve the problems of insured depository institutions with capital deficiencies. These powers vary depending on which of several levels of capitalization a particular institution meets.

     FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates; there are no such restrictions on a bank that is well capitalized. As of December 31, 1997 the Bank met the FDIC's definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be "well capitalized" if it maintains a ratio of Tier 1 risk-based capital to risk-adjusted assets of at least 6%, a ratio of total risk-based capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 1997, the Bank had brokered deposits of $2.6 billion.

     The Bank is subject to FDIC deposit insurance assessments for the BIF. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the Bank in the future will depend in part upon the risk assessment classification assigned to the Bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

     The Deposit Insurance Funds Act of 1996 ("DIFA") also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund ("SAIF") assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.

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

  Interstate Banking

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state, generally without regard to whether the transaction is prohibited under state law. In addition, effective June 1, 1997, national and state banks with different home states were permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to this date expressly prohibiting interstate bank mergers.

  Insurance

     Section 92 of the National Bank Act authorizes the Bank to engage in the business of insurance as an agency from a place of less than 5,000 people. In order to conduct an agency business the Bank must obtain licensing approval in each state in which it intends to operate and is subject to state regulation on agency and agent licensing, disclosure requirements, policy delivery and other matters. State requirements which are so burdensome or onerous as to significantly impair the exercise by a national bank of the powers granted to it under Section 92 are preempted. There are differences among federal and state regulators as to the extent of federal preemption of state insurance agency regulation which have not been resolved.

COMPETITION

     The Corporation's business is highly competitive. The Corporation competes with numerous banks with national, regional and local operations in domestic and international markets and with non-bank competitors who issue credit and charge cards. Strategies used by the Corporation's competitors include targeted marketing, low introductory rates, no annual fee credit cards, balance transfers and discounts on products and services. The Corporation also uses these strategies and, in addition, relies on its strategy of marketing to people with a strong common interest and its superior Customer service to compete with its competitors.

EMPLOYEES

     As of December 31, 1997, the Corporation had approximately 20,000 employees.

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

  Delinquencies and Credit Losses

     An increase in delinquencies and credit losses could affect the Corporation's financial performance. Delinquencies and credit losses are influenced by a number of factors, including the quality of the Corporation's credit card and other consumer loans, general economic conditions, the success of the Corporation's collection efforts, and the average seasoning of the Corporation's accounts.

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

  Legal and Regulatory

     The banking and consumer credit industry is subject to extensive regulation. Changes in the laws and regulations and in policies applied by banking or other regulators affecting banking, consumer credit or other matters could impact the Corporation's performance. For example, in recent years Congress has considered legislation which would have had the effect of limiting the interest rate that could be charged on credit card accounts. In addition, the Corporation could incur unanticipated litigation or compliance costs.

ITEM 2.  PROPERTIES

     The Corporation has approximately 3,000,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware. The majority of these facilities were designed and built expressly for the Corporation's credit card operations. These complexes include space for future expansion.

     MBNA Hallmark Information Services, Inc. conducts its processing from an approximately 300,000 square feet facility that the Corporation owns in Dallas, Texas as well as from approximately 300,000 square feet of office space at the Bank's facilities in Newark, Delaware. The Corporation is constructing additional space in its Texas facility.

     MBNA Marketing Systems, Inc. has the following regional offices: approximately 200,000 square feet of space in Camden, Maine and approximately 130,000 square feet of space in Belfast, Maine; approximately 300,000 square feet of space in Cleveland, Ohio; approximately 30,000 square feet of space in Information Services' Dallas facility; approximately 175,000 square feet of space in Boca Raton, Florida and approximately 150,000 square feet of space in Hunt Valley, Maryland. These facilities are owned by the Corporation. The Corporation is constructing expansion space in Maine, Florida, Ohio and Maryland.

     MBNA Marketing Systems, Inc. has a leased regional office in San Francisco and leased sales offices in New York City, Chicago and Washington, D.C. The leases are for 10-year terms and contain renewal options which, if exercised, would extend the leases up to five additional years in New York City and San Francisco and 10 additional years in Chicago and Washington, D.C. Marketing Systems leases or owns telesales facilities in Delaware, Georgia, Maine, Maryland, New Hampshire, Ohio and Pennsylvania.

     MBNA International Bank Limited's credit card operations are located in approximately 160,000 square feet of space in Chester, England which it purchased in 1994. It maintains a sales office of approximately 4,500 square feet in London and another sales office of approximately 10,000 square feet in Edinburgh, Scotland. MBNA International Bank Limited conducts operations in Ireland from approximately 17,000 square feet of office space located in Dublin.

     MBNA Canada Bank's credit card operations are located in approximately 25,000 square feet of leased office space in Gloucester, Ontario.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorney's fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified. The Corporation believes that its advertising practices are proper under applicable federal and state law and intends to defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders of the Corporation.

                         ------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Corporation's executive officers is set forth below.

     Alfred Lerner (64) has been Chief Executive Officer of MBNA Corporation and Chairman of its Board of Directors since January 1991 and a director of the Bank since December 1991. Mr. Lerner served as Chairman of the Board and Chief Executive Officer of MNC Financial, Inc. ("MNC Financial") from September 1990 to July 1991 and as Chairman of the Board from July 1991 to October 1993. He also served as Chairman of the Board of Equitable Bancorporation from July 1983 until it merged with MNC Financial in January 1990. He has been Chairman of The Town and Country Trust since August 1993 and was Chief Executive Officer from August 1993 until October 1997. He was Chairman of the Board of The Progressive Corporation, an insurance holding company, from 1988 to April 1993. A graduate of Columbia University and a member of its Board of Trustees, Mr. Lerner also is president of the Cleveland Clinic Foundation and a member of its Board of Trustees. He is also a trustee of Case Western Reserve University and a member of the Board of Directors of the Marine Corps Law Enforcement Foundation.

     Charles M. Cawley (57) has been President and a director of the Corporation and Chairman and Chief Executive Officer of the Bank since January 1991. He has more than 32 years of management experience in the financial services industry and was the senior operating executive that formed the Bank in 1982. He has served as Chief Executive Officer of the Bank since 1990, and as President since 1985. He has been a director of the Bank since 1982. He serves on the boards of Georgetown University, the University of Delaware, the Eisenhower Exchange Fellowships, and the American Architectural Foundation. He is Chairman of the Board of the Grand Opera House in Wilmington, Delaware.

     John R. Cochran III (46) oversees all business development and marketing activities. He has been an Executive Vice President of the Corporation since January 1991. He has served as Senior Vice Chairman of the Bank since April 1997 and Chief Administrative Officer since January 1998. He has 25 years of management experience in the financial services industry and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

     Bruce L. Hammonds (49) oversees credit, loss prevention, customer satisfaction, consumer finance and loan review activities. He has been an Executive Vice President of the Corporation since January 1991. He has served as Senior Vice Chairman of the Bank since April 1997 and as its Chief Operating Officer since 1990. He has 28 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

     M. Scot Kaufman (48) oversees accounting, finance, treasury, facilities, and security activities. He has been an Executive Vice President and Treasurer of the Corporation since January 1991 and Chief Accounting Officer since July 1991. He has been Chief Financial Officer of the Corporation since July 1992. He has served as Senior Vice Chairman of the Bank since April 1997 and as its Chief Financial Officer since 1985. He has 26 years of experience in the financial services industry and has been with the Corporation since 1985. He has been a director of the Bank since 1986.

     Lance L. Weaver (43) oversees industry relations, community relations, corporate affairs, law, government relations, compensation and benefits, and real estate. He has been an Executive Vice President of the Corporation since April 1994. He has served as Senior Vice Chairman of the Bank since July 1997 and served as Chief Administrative Officer of the Bank from February 1993 to January 1998. He has 23 years of experience in consumer lending and administration and has been with the Corporation since 1991. He has been a director of the Bank since February 1993.

     Ronald W. Davies (56) oversees MBNA Hallmark Information Services, which provides the Corporation with telecommunications, production operations, information systems, and systems operations and development. He has been an Executive Vice President of the Corporation since October 1991. He has served as Senior Vice Chairman of the Bank since December 1997 and Chief Technology Officer of the Bank since April 1991. He has served as Chairman and Chief Executive Officer of MBNA Hallmark Information Services, Inc. since August 1991. He has 33 years of experience in information systems and technology management and has been with the Corporation since 1991. He has been a director of the Bank since April 1991.

     Richard K. Struthers (42) oversees international, insurance, deposit, travel and business card activities. He has been an Executive Vice President of the Corporation since April 1997. He has served as Senior Vice Chairman of the Bank since December 1997. He has 20 years of experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since January 1997.

     Gregg Bacchieri (42) oversees all loss prevention efforts. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since July 1997. He has 19 years of management experience in retail lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since July 1997.

     Kenneth F. Boehl (43) joined the Corporation in 1988 and serves as the corporate auditor and is responsible for risk management and personnel activities. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since July 1997. He has been the Senior Control Officer of the Bank since April 1992. He has 22 years of experience in financial management. He has been a director of the Bank since July 1997.

     Jules J. Bonavolonta (57) oversees special operations, operating services, health and safety services, and facilities management. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since October 1997. Prior to joining the Corporation, he served as President of Universal Network, Inc., a security consulting firm, from August 1995 to March 1997. He was director of corporate security for Consolidated Edison of New York from January 1991 to August 1992 and for Republic National Bank of New York from August 1992 to July 1995. He had a 23 year career with the Federal Bureau of Investigation which included extensive experience in domestic and international investigations, including as Chief of the

Organized Crime and Narcotics Division. He joined the Corporation in March 1997 and has been a director of the Bank since October 1997.

     David W. Spartin (40) oversees investor relations, media relations, communications, community education initiatives, management services, and administration. He has been an Executive Vice President of the Corporation since April 1997 and has served as Vice Chairman of the Bank since March 1997. He has 19 years of experience in the financial services industry and has been with the Corporation since 1991. He has been a director of the Bank since March 1997.

     David W. Nelms (37) oversees marketing activities. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since October 1997. He has 10 years of experience in the financial services industry and has been with the Corporation since 1991. He has been a director of the Bank since October 1997.

     Vernon H. C. Wright (55) oversees treasury activities, including securitization, investments and funding, and corporate finance. He has been an Executive Vice President and Chief Corporate Finance Officer of the Corporation and Chief Corporate Finance Officer of the Bank since July 1992. He has been Vice Chairman of the Bank since September 1995 and Group Head of Treasury for the Bank since January 1996. He has more than 25 years of experience in retail and commercial lending and has been with the Corporation since 1991. He has been a director of the Bank since November 1992.

     John W. Scheflen (51) is responsible for all legal matters and governmental and corporate affairs. He has been an Executive Vice President, General Counsel and Secretary of the Corporation and Secretary and Cashier of the Bank since March 1992. Prior to joining the Corporation he was a partner with Venable, Baetjer and Howard from 1984 to March 1992. He has been with the Corporation since 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     "Common Stock Price Range and Dividends" on page 64 and "Capital Adequacy" on pages 29 and 30 of the 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Ten-Year Statistical Summary" on pages 18 and 19 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 35 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Interest Rate Sensitivity" and " Foreign Currency Exchange Rate Sensitivity" on pages 32 through 34 of the 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements, the "Report of Independent Auditors" and the "Summary of Consolidated Quarterly Financial Information" on pages 38 through 63 of the 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" on pages 4 and 5 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Election of Directors" on pages 4 and 5, "Executive Compensation" on pages 6 through 9 and "Compensation Committee Interlocks and Insider Participation" on page 11 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Security Ownership of Management and Certain Beneficial Owners" on pages 2 and 3 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships" on page 11 in the Definitive Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS:

     1. The following consolidated financial statements of MBNA Corporation and subsidiaries are incorporated herein by reference from the pages designated in the 1997 Annual Report to Stockholders:

                                                              PAGE
                                                              -----
Consolidated Statements of Financial Condition, December 31,
  1997 and 1996.............................................     38
Consolidated Statements of Income for the years ended
  December 31,
  1997, 1996 and 1995.......................................     39
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995......     40
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................     41
Notes to the Consolidated Financial Statements..............  42-61
Report of Independent Auditors..............................     62

     2. Financial Statement Schedules

          No Financial Statement Schedules are required to be filed.

     3. Exhibits:

     The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant's Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K and the 1996 Form 10-K are to the Registrant's Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995 and 1996, respectively.

Exhibit 3.1      Articles of Incorporation, as amended and supplemented.
                 (incorporated by reference to Exhibit 3.1 of 1996 Form 10-K)
Exhibit 3.2      By-laws, as amended
Exhibit 4.1*     Senior Indenture dated as of September 29, 1992, between the
                 Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2* Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*     Fiscal and Paying Agency Agreement, dated September 21,
                 1992, between MBNA America Bank, N.A. and Harris Trust and
                 Savings Bank, as Fiscal and Paying Agent, for the 7.25%
                 Subordinated Notes due 2002.
Exhibit 4.4*     Issuing and Paying Agency Agreement dated as of December 10,
                 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First
                 Trust of New York, National Association.
Exhibit 4.5      Junior Subordinated Indenture between the Registrant and The
                 Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997 Form S-4).
Exhibit 4.6      Amended and Restated Trust Agreement, dated as of December
                 18, 1996, between the Registrant and The Bank of New York
                 (incorporated by reference to Exhibit 4.6 of 1996 Form
                 10-K).

Exhibit 4.7        Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New
                   York (incorporated by reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.8        Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and
                   The Bank of New York (incorporated by reference to Exhibit 4.8 of 1996 Form 10-K).
Exhibit 4.9        Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New
                   York (incorporated by reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.10       Amended and Restated Trust Agreement, dated as of February 24, 1997, between the Registrant and
                   The Bank of New York (incorporated by reference to Exhibit 4(e)(4) of the 1997 Form S-4).
Exhibit 4.11       Guarantee Agreement, dated as of March 31, 1997 between the Registrant and The Bank of New York.
Exhibit 10.1       Tax Sharing and Indemnity Agreement with MNC Financial (incorporated by reference to Exhibit 10.2 of 1990 Form S-1).
Exhibit 10.2       License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.3       License Agreement with VISA (incorporated by reference to Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.4       Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement)
                   (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.5       Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of
                   January 15, 1997, among MBNA America Bank, N.A., certain lenders and Chase Manhattan Bank, as
                   Agent (incorporated by reference to Exhibit 10.5 of 1996 Form 10-K).
Exhibit 10.6       Second Amendment dated April 10, 1996 and Third Amendment dated February 27, 1997 to the Credit
                   Agreement dated as of April 13, 1994, between the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.6 of 1996 Form 10-K and original agreement incorporated by reference to Exhibit 10.7 of 1994 Form 10-K and First Amendment dated
                   April 7, 1995 incorporated by reference to Exhibit 10.6 of 1995 Form 10-K).
Exhibit 10.7       Amendment dated October 2, 1996 and amendment dated June 28, 1996 to the Credit Agreement, dated as of October 5, 1994, between Registrant and The Bank of New York (incorporated by reference to
                   Exhibit 10.7 of 1996 Form 10-K and original Agreement incorporated by reference to Exhibit 10.8 of 1994 Form 10-K and Amendment dated October 4, 1995 incorporated by reference to Exhibit 10.7 of 1995 Form 10-K).
Exhibit 10.8**     1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and forms of Stock
                   Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.9**     1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1997) and form of Stock Option Grant.
Exhibit 10.10**    Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.11**    MBNA Corporation Supplemental Executive Retirement Plan, as amended and restated November 12,
                   1996 (incorporated by reference to Exhibit 10.10 of 1996 Form 10-K).
Exhibit 10.12**    Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan incorporated by reference to
                   Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan incorporated by reference to
                   Exhibit 10.14 of 1993 Form 10-K).

Exhibit 10.13**    MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10.2 of
                   Form 10-Q for the quarter ended March 31, 1997).
Exhibit 10.14**    Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.18 of 1992 Form 10-K).
Exhibit 10.15**    Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995
                   (incorporated by reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 10.16      Amended and Restated Multicurrency Revolving Credit Facility Agreement dated as of October 11,
                   1996, among MBNA International Bank Limited, certain lenders and The First National Bank of
                   Chicago, as Agent.
Exhibit 12         Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend
                   Requirements.
Exhibit 13         1997 Annual Report to Stockholders.
Exhibit 21         Subsidiaries of the Corporation.
Exhibit 23         Consent of Independent Auditors.
Exhibit 27         Financial Data Schedule.

---------------
 * The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(B)  REPORTS ON FORM 8-K

           1. Report dated October 14, 1997, reporting MBNA Corporation's earnings release for the third quarter of 1997.

           2. Report dated October 22, 1997, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

           3. Report dated October 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1997.

           4. Report dated November 6, 1997, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

           5. Report dated November 30, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for November 1997.

           6. Report dated December 9, 1997, reporting the securitization of $900.0 million of credit card receivables by MBNA America Bank, N.A.

           7. Report dated December 31, 1997, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for December 1997.

           8. Report dated January 13, 1998, reporting MBNA Corporation's earnings release for the fourth quarter of 1997.

           9. Report dated January 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1998.

          10. Report dated February 28, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 1998.

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

March 20, 1998

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

                 /s/ ALFRED LERNER                     Chairman, Chief Executive         March 20, 1998
---------------------------------------------------      Officer and Director
                   Alfred Lerner                         (principal executive officer)

               /s/ CHARLES M. CAWLEY                   President and Director            March 20, 1998
---------------------------------------------------
                 Charles M. Cawley

                /s/ M. SCOT KAUFMAN                    Executive Vice President and      March 20, 1998
---------------------------------------------------      Treasurer (principal financial
                  M. Scot Kaufman                        and accounting officer)

                /s/ JAMES H. BERICK                    Director                          March 20, 1998
---------------------------------------------------
               James H. Berick, Esq.

             /s/ BENJAMIN R. CIVILETTI                 Director                          March 20, 1998
---------------------------------------------------
            Benjamin R. Civiletti, Esq.

              /s/ RANDOLPH D. LERNER                   Director                          March 20, 1998
---------------------------------------------------
             Randolph D. Lerner, Esq.

              /s/ STUART L. MARKOWITZ                  Director                          March 20, 1998
---------------------------------------------------
             Stuart L. Markowitz, M.D.

               /s/ MICHAEL ROSENTHAL                   Director                          March 20, 1998
---------------------------------------------------
             Michael Rosenthal, Ph.D.

                  [RECYCLED LOGO]  PRINTED ON RECYCLED PAPER