Form 10-K/A
period 1997-12-31
MBNA CORP
filed 1998-03-27
CIK 870517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1997
                              -------------------------------------------------
                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------
Commission file number                        1-10683
                      ---------------------------------------------------------

                               MBNA Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                           52-1713008
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             Wilmington, DE                                     19884-0141
-------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)


                               (800) 362-6255
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
             Title of each class                        which registered
----------------------------------------------      --------------------------
Common Stock, $.01 par value                        New York Stock Exchange
6 7/8% Senior Notes due October 1, 1999             New York Stock Exchange
7 1/2% Cumulative Preferred Stock, Series A         New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock,
  Series B                                          New York Stock Exchange
MBNA Capital A 8.278% Capital Securities,
  Series A, guaranteed by MBNA Corporation
  to the extent described therein                   New York Stock Exchange

MBNA Capital B Floating Rate Capital
  Securities, Series B, guaranteed by MBNA
  Corporation to the extent described therein       New York Stock Exchange
MBNA Capital C 8.25% Trust Originated Preferred
  Securities, Series C, guaranteed by MBNA
  Corporation to the extent described therein       New York Stock Exchange

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
Yes      x     No
    ----------   ----------

     The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, to file Exhibits 27.1 and 27.2, in accordance with Regulation S-K Item 601(c)(2)(iii).

                                   PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS:

    3.  Exhibits:

        Exhibit 27.1           Financial Data Schedule (restated for the
                                 periods ended March 31, 1997, June 30, 1997, and September 30, 1997 to reflect the adoption of Financial Accounting Standards No. 128, "Earnings per Share")
        Exhibit 27.2           Financial Data Schedule (restated for the

periods ended March 31, 1996, June 30, 1996,
                                 September 30, 1996, and December 31, 1996 to reflect the adoption of Financial Accounting Standards No. 128, "Earnings per Share")

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  March 27, 1998                   By:  /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer