Form 10-Q
period 1998-03-31
MBNA CORP
filed 1998-05-15
CIK 870517

30
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                              -------------------------------------------------
                                      or

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

                Common Stock, $.01 Par Value -- 501,187,500 Shares
                          Outstanding as of March 31, 1998
                            MBNA CORPORATION AND SUBSIDIARIES

                              Table of Contents

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                   1
           March 31, 1998 (unaudited) and December 31, 1997

           Consolidated Statements of Income -                                3
           For the Three Months Ended March 31, 1998 and 1997 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -       5
           For the Three Months Ended March 31, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows -                            7
           For the Three Months Ended March 31, 1998 and 1997 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)         9

Item 2.    Management's Discussion and Analysis of Financial Condition       14
           and Results of Operations

           Supplemental Financial Information                                34


                        Part II -  Other Information

Item 2.    Changes in Securities                                             35

Item 4.    Submission of Matters to a Vote of Security Holders               35

Item 6.    Exhibits and Reports on Form 8-K                                  36

Signature                                                                    62
                            MBNA CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
               (dollars in thousands, except per share amounts)

                                                    March 31,    December 31,
                                                      1998           1997
                                                  -------------  -------------
                                                   (unaudited)
ASSETS
Cash and due from banks.......................... $     265,630  $     263,064
Interest-earning time deposits in other banks....     2,045,195      1,427,065
Federal funds sold and securities purchased
 under resale agreements.........................       550,000        659,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,030,713 and $2,160,869 at
   March 31, 1998 and December 31, 1997,
   respectively).................................     2,032,102      2,162,464
  Held-to-maturity (market value of $330,989
   and $341,868 at March 31, 1998 and
   December 31, 1997, respectively)..............       335,256        346,180
Loans held for securitization....................     2,608,773      2,900,198
Loans:
  Credit card....................................     6,086,130      5,830,221
  Other consumer.................................     2,378,921      2,431,655
                                                  -------------  -------------
    Total loans..................................     8,465,051      8,261,876
  Reserve for possible credit losses.............      (178,297)      (162,476)
                                                  -------------  -------------
    Net loans....................................     8,286,754      8,099,400
Premises and equipment, net......................     1,629,522      1,579,058
Accrued income receivable........................       119,657        146,964
Accounts receivable from securitizations.........     3,047,238      2,835,831
Prepaid expenses and deferred charges............       216,866        212,563
Other assets.....................................       723,759        673,726
                                                  -------------  -------------
    Total assets................................. $  21,860,752  $  21,305,513
                                                  =============  =============





                                                    March 31,    December 31,
                                                      1998           1997
                                                  -------------  -------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................. $   9,247,954  $   9,435,171
  Money market deposit accounts..................     3,334,246      3,122,385
  Noninterest-bearing demand deposits............       368,221        311,670
  Interest-bearing transaction accounts..........        29,062         31,669
  Savings accounts...............................         8,626         12,318
                                                  -------------  -------------
    Total deposits...............................    12,988,109     12,913,213
Short-term borrowings............................       167,170        192,623
Long-term debt and bank notes....................     5,914,831      5,478,917
Accrued interest payable.........................       143,534        137,215
Accrued expenses and other liabilities...........       641,871        613,495
                                                  -------------  -------------
    Total liabilities............................    19,855,515     19,335,463

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at March 31, 1998 and
 December 31, 1997, respectively)................            86             86
Common stock ($.01 par value, 700,000,000 shares
 authorized, 501,187,500 shares issued and
 outstanding at March 31, 1998 and
 December 31, 1997, respectively)................         5,012          5,012
Additional paid-in capital.......................       362,228        424,377
Retained earnings and accumulated other
 comprehensive income............................     1,637,911      1,540,575
                                                  -------------  -------------
    Total stockholders' equity...................     2,005,237      1,970,050
                                                  -------------  -------------
    Total liabilities and stockholders' equity... $  21,860,752  $  21,305,513
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

                       Consolidated Statements of Income
               (dollars in thousands, except per share amounts)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                            (unaudited)
INTEREST INCOME
Loans............................................... $    292,236  $    259,241
Investment securities:
  Taxable...........................................       32,013        31,605
  Tax-exempt........................................          786           817
Time deposits in other banks........................       23,347         9,920
Federal funds sold and securities purchased
 under resale agreements............................        7,175         3,773
Loans held for securitization.......................      110,096        99,932
                                                     ------------  ------------
    Total interest income...........................      465,653       405,288
INTEREST EXPENSE
Deposits............................................      195,661       148,846
Short-term borrowings...............................        4,024         8,345
Long-term debt and bank notes.......................       90,395        67,318
                                                     ------------  ------------
    Total interest expense..........................      290,080       224,509
                                                     ------------  ------------
NET INTEREST INCOME.................................      175,573       180,779
Provision for possible credit losses................       88,598        58,405
                                                     ------------  ------------
Net interest income after provision for
 possible credit losses.............................       86,975       122,374
OTHER OPERATING INCOME
Interchange.........................................       30,572        26,048
Credit card fees....................................       32,537        29,004
Securitization income...............................      617,365       576,738
Other...............................................       19,036        10,830
                                                     ------------  ------------
    Total other operating income.................... $    699,510  $    642,620





                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                            (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits...................... $    246,562  $    225,457
Occupancy expense of premises.......................       26,476        18,832
Furniture and equipment expense.....................       44,107        33,616
Other...............................................      227,990       281,886
                                                     ------------  ------------
    Total other operating expense...................      545,135       559,791
                                                     ------------  ------------
Income before income taxes..........................      241,350       205,203
Applicable income taxes.............................       91,954        81,261
                                                     ------------  ------------
NET INCOME.......................................... $    149,396  $    123,942
                                                     ============  ============

EARNINGS PER COMMON SHARE........................... $        .29  $        .23
EARNINGS PER COMMON SHARE-ASSUMING DILUTION.........          .28           .22

===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                       MBNA CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
         (dollars in thousands, except per share amounts) (unaudited)

                                       Outstanding Shares
                                       ------------------
                                       Preferred  Common   Preferred  Common
                                         (000)     (000)     Stock     Stock
                                       --------- --------  --------- ---------
BALANCE, DECEMBER 31, 1997............     8,574  501,188  $      86 $   5,012
Net income............................         -        -          -         -
Cash dividends:
  Common-$.09 per share...............         -        -          -         -
  Preferred...........................         -        -          -         -
Exercise of stock options and other
 awards...............................         -    3,411          -        34
Acquisition and retirement of
 common stock.........................         -   (3,411)         -       (34)
Foreign currency translation, net
 of tax (accumulated amount of
 $6,625 at March 31, 1998)............         -        -          -         -
Net unrealized losses on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $4,339 at March 31, 1998)............         -        -          -         -
Minimum benefit plan liability
 adjustment, net of tax
 (accumulated amount of ($4,575)
 at March 31, 1998)...................         -        -          -         -
                                       --------- --------  --------- ---------
BALANCE, MARCH 31, 1998...............     8,574  501,188  $      86 $   5,012
                                       ========= ========  ========= =========
BALANCE, DECEMBER 31, 1996............    12,000  501,188  $     120 $   5,012
Net income............................         -        -          -         -
Cash dividends:
  Common-$.08 per share...............         -        -          -         -
  Preferred...........................         -        -          -         -
Exercise of stock options and other
 awards...............................         -    1,981          -        20
Acquisition and retirement of
 common stock.........................         -   (1,981)         -       (20)
Acquisition and retirement of
 preferred stock......................    (2,452)       -        (25)        -
Foreign currency translation, net
 of tax (accumulated amount of
 $3,240 at March 31, 1997)............         -        -          -         -
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $1,533 at March 31, 1997)............         -        -          -         -
                                       --------- --------  --------- ---------
BALANCE, MARCH 31, 1997...............     9,548  501,188  $      95 $   5,012
                                       ========= ========  ========= =========
                                                Retained Earnings
                                                 and Accumulated
                                     Additional       Other          Total
                                      Paid-in     Comprehensive   Stockholders'
                                      Capital        Income          Equity
                                     ---------- ----------------- ------------
BALANCE, DECEMBER 31, 1997.......... $  424,377 $       1,540,575 $  1,970,050
Net income..........................          -           149,396      149,396
Cash dividends:
  Common-$.09 per share.............          -           (45,120)     (45,120)
  Preferred.........................          -            (3,622)      (3,622)
Exercise of stock options and other
 awards.............................     48,440                 -       48,474
Acquisition and retirement of
 common stock.......................   (110,589)                -     (110,623)
Foreign currency translation, net
 of tax (accumulated amount of
 $6,625 at March 31, 1998)..........          -             3,701        3,701
Net unrealized losses on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $4,339 at March 31, 1998)..........          -            (2,444)      (2,444)
Minimum benefit plan liability
 adjustment, net of tax
 (accumulated amount of ($4,575)
 at March 31, 1998).................          -            (4,575)      (4,575)
                                     ---------- ----------------- ------------
BALANCE, MARCH 31, 1998............. $  362,228 $       1,637,911 $  2,005,237
                                     ========== ================= ============
BALANCE, DECEMBER 31, 1996.......... $  602,231 $       1,096,945 $  1,704,308
Net income..........................          -           123,942      123,942
Cash dividends:
  Common-$.08 per share.............          -           (40,097)     (40,097)
  Preferred.........................          -            (4,911)      (4,911)
Exercise of stock options and other
 awards.............................     23,629                 -       23,649
Acquisition and retirement of
 common stock... ...................    (44,413)                -      (44,433)
Acquisition and retirement of
 preferred stock....................    (61,278)           (1,320)     (62,623)
Foreign currency translation, net
 of tax (accumulated amount of
 $3,240 at March 31, 1997)..........          -            (4,670)      (4,670)
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $1,533 at March 31, 1997)..........          -               810          810
                                     ---------- ----------------- ------------
BALANCE, MARCH 31, 1997............. $  520,169 $       1,170,699 $  1,695,975
                                     ========== ================= ============
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $    149,396  $    123,942
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses.............       88,598        58,405
  Depreciation, amortization, and accretion........       53,503        31,997
  (Benefit) provision for deferred income taxes....       (1,623)        3,681
  Decrease (increase) in accrued income receivable.       27,307        (2,996)
  Increase in accounts receivable from
   securitizations.................................     (211,407)     (284,362)
  Increase in accrued interest payable.............        6,319        18,841
  Decrease in other operating activities...........        2,464        91,429
                                                    ------------  ------------
    Net cash provided by operating activities......      114,557        40,937

INVESTING ACTIVITIES
Net increase in money market instruments...........     (509,130)     (537,416)
Proceeds from maturities of investment securities
 available-for-sale................................    1,192,773     1,642,387
Purchases of investment securities
 available-for-sale................................   (1,054,883)   (1,754,460)
Proceeds from maturities of investment securities
 held-to-maturity .................................       23,809        22,061
Purchases of investment securities
 held-to-maturity..................................      (12,782)      (17,475)
Proceeds from securitization of loans..............    1,163,293     2,358,542
Portfolio acquisitions.............................     (178,247)     (231,798)
Amortization of securitized loans..................     (395,833)     (533,736)
Net loan originations..............................     (595,918)   (1,508,802)
Net purchases of premises and equipment............      (91,306)     (107,231)
                                                    ------------   -----------
    Net cash used in investing activities.......... $   (458,224)  $  (667,928)





                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net (decrease) increase in time deposits........... $   (187,217) $    531,219
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts..............................      262,113       225,742
Net decrease in short-term borrowings..............      (25,453)     (146,380)
Proceeds from issuance of long-term debt
 and bank notes....................................      456,701       276,786
Maturity of long-term debt and bank notes..........      (26,267)       (1,480)
Proceeds from exercise of stock options
 and other awards..................................       20,819        12,036
Acquisition and retirement of common stock.........     (110,623)      (44,433)
Acquisition and retirement of preferred stock......            -       (26,320)
Dividends paid.....................................      (43,840)      (41,014)
                                                    ------------  ------------
    Net cash provided by financing activities......      346,233       786,156
                                                    ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS..............        2,566       159,165
Cash and cash equivalents at beginning of period...      263,064       225,063
                                                    ------------  ------------
Cash and cash equivalents at end of period......... $    265,630  $    384,228
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $    284,477  $    205,023
                                                    ============  ============
Income taxes paid.................................. $     53,979  $     32,077
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












                       MBNA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements.

NOTE B: CORPORATION'S CHARTER AMENDMENT

On April 21, 1998, the stockholders of the Corporation approved an amendment to the Corporation's charter to increase the number of authorized shares of common stock from 700.0 million shares to 1.5 billion shares. The amendment became effective April 28, 1998.

NOTE C:  INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. Intangible assets, which are included in other assets, had a net book value of $373.2 million and $366.1 million at March 31, 1998 and December 31, 1997, respectively.

The Corporation periodically reviews the carrying value of its intangible assets for impairment. The intangible assets are carried at the lower of net book value or fair value, with the fair value determined by discounting the expected future cash flows from the use of the asset, using a discount rate not less than the discount rate used at the time of acquisition. The Corporation performs this valuation based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition.








NOTE D: EARNINGS PER COMMON SHARE

Earnings per common share ("basic") is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share-assuming dilution ("diluted") is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to employee stock options. The Corporation does not have any other common stock equivalents.

For comparative purposes, earnings per common share (basic and diluted) and weighted average common shares outstanding and common stock equivalents have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), and the three-for-two stock split of the Corporation's Common Stock, effected in the form of a dividend, issued October 1, 1997, to stockholders of record as of September 15, 1997.

Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
BASIC
Net income......................................... $    149,396  $    123,942
Less: preferred stock dividend requirements........        3,622         6,231
                                                    ------------  ------------
Net income applicable to common stock.............. $    145,774  $    117,711
                                                    ============  ============
Weighted average common shares outstanding (000)...      501,248       501,229
                                                    ============  ============
Earnings per common share.......................... $        .29  $        .23
                                                    ============  ============

DILUTED
Net income......................................... $    149,396  $    123,942
Less: preferred stock dividend requirements........        3,622         6,231
                                                    ------------  ------------
Net income applicable to common stock.............. $    145,774  $    117,711
                                                    ============  ============
Weighted average common shares outstanding (000)...      501,248       501,229
Net effect of dilutive stock options-based on
 the treasury stock method using average
 market price (000)................................       26,917        24,051
                                                    ------------  ------------
Weighted average common shares outstanding and
 common stock equivalents (000)....................      528,165       525,280
                                                    ============  ============
Earnings per common share-assuming dilution........ $        .28  $        .22
                                                    ============  ============

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase in the open market, or in privately negotiated transactions, of the number of shares issued.

NOTE E: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 1998, the Corporation issued long-term debt and bank notes consisting of the following:

                                                             Par Value
                                                       ----------------------
                                                       (dollars in thousands)
Floating-Rate Senior Medium-Term Notes, priced
 between 50 basis points and 66 basis points over
 the three-month London Interbank Offered Rate
 (LIBOR), payable quarterly, maturing in varying
 amounts from 2001 through 2003.....................          $210,000

6.75% Subordinated Notes, payable semiannually,
 maturing in 2008...................................           250,000

The 6.75% Subordinated Notes are subordinated to the claims of depositors and other creditors of MBNA America Bank, N.A., unsecured, and not subject to redemption prior to maturity.

NOTE F: PREFERRED STOCK

The Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                        Series A               Series B
                                  ---------------------  ---------------------
                                           Dividend Per           Dividend Per
                                  Dividend   Preferred   Dividend  Preferred
Declaration Date   Payment Date     Rate      Share        Rate      Share
----------------  --------------  -------- ------------  -------- ------------
January 13, 1998  April 15, 1998    7.50%    $ .46875      5.86%    $  .3660
April 14, 1998    July 15, 1998     7.50       .46875      5.85        .3654
















NOTE G:  COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements and had no impact on the Corporation's consolidated financial statements. Statement
No. 130 requires unrealized gains or losses on the Corporation's investment securities available-for-sale, foreign currency translation, and changes in certain minimum benefit plan liabilities, to be included in other comprehensive income.

The components of comprehensive income, net of tax, for the three months ended March 31, 1998 and 1997 are as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------

Net income......................................   $    149,396  $    123,942
Foreign currency translation....................          3,701        (4,670)
Net unrealized (losses) gains on investment
 securities available-for-sale and other
 financial instruments..........................         (2,444)          810
Minimum benefit plan liability adjustment.......         (4,575)            -
                                                   ------------  ------------
Comprehensive income............................   $    146,078  $    120,082
                                                   ============  ============

The components of accumulated other comprehensive income, net of tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                     March 31,   December 31,
                                                       1998          1997
                                                   ------------  ------------
Foreign currency translation....................   $      6,625  $      2,924
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments....................................          4,339         6,783
Minimum benefit plan liability adjustment.......         (4,575)            -
                                                   ------------  ------------
Accumulated other comprehensive income..........          6,389         9,707
Retained earnings...............................      1,631,522     1,530,868
                                                   ------------  ------------
Retained earnings and accumulated other
 comprehensive income...........................   $  1,637,911  $  1,540,575
                                                   ============  ============







NOTE H: NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement No. 132), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans.
It does not change the measurement or recognition of those plans. The adoption of Statement No. 132 will not have an impact on the Corporation's consolidated financial statements.

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. Earlier application is encouraged. The Corporation adopted SOP 98-1 during the three month period ending March 31, 1998, and it did not have a material impact on the Corporation's consolidated financial statements.


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

INTRODUCTION

MBNA Corporation, a bank holding company, is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank. Through the Bank, the Corporation is the world's largest independent credit card lender and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers various insurance and deposit products.

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, interchange income, credit card and other fees, securitization income, and interest earned on investment securities and money market instruments. The Corporation's primary costs are the costs of funding its loan receivables and investment securities, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.

EARNINGS SUMMARY

Net income for the three months ended March 31, 1998 increased 20.5% to $149.4 million, from $123.9 million for the same period in 1997. Earnings per common share increased 27.3% to $.28 per common share for the three months ended March 31, 1998, compared to $.22 per common share for the three months ended March 31, 1997. Earnings per common share amounts are presented assuming dilution in accordance with Statement of Financial Accounting Standards
No. 128, "Earnings per Share".

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. Total managed loans at March 31, 1998 were $50.2 billion, a $9.9 billion increase from March 31, 1997, and a $811.8 million increase since December 31, 1997, as the Corporation acquired 110 new endorsements from organizations and added 1.7 million new accounts during the three months ended March 31, 1998. The Corporation's average managed loans increased 26.8% to $49.7 billion for the three months ended March 31, 1998, compared to $39.2 billion for the same period in 1997.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization converts interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three months ended March 31, 1998, the Corporation securitized approximately $1.2 billion of loan receivables, bringing the total amount of outstanding securitized loans to $39.1 billion as of March 31, 1998.
Return on average total assets for the three months ended March 31, 1998, was 2.81%, compared to 2.88% for the same period during 1997. The decrease in the return on average total assets for the three months ended March 31, 1998 is a result of the Corporation's average total assets growing faster than its net income when compared to the same period in 1997. The Corporation's return on average stockholders' equity for the three months ended March 31, 1998 was 31.19%, compared to 29.89% for the same period in 1997. The higher return on average stockholders' equity is primarily a result of the 20.5% increase in net income for the three months ended March 31, 1998 which exceeded the 15.5% increase in average stockholders' equity. The slower growth in average stockholders' equity was primarily a result of the Corporation's acquisition of its common stock. The Corporation repurchases common stock when it issues shares upon exercise of stock options or restricted stock awards pursuant to the Corporation's Long Term Incentive Plans.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1998, on a fully taxable equivalent basis, was $176.0 million, compared to $181.2 million for the same period in 1997. The decrease in net interest income for the three months ended March 31, 1998 is primarily a result of an increase of $3.6 billion in average interest-bearing liabilities, offset by an increase of $2.3 billion in average interest-earning assets combined with a decline in the net interest margin, compared to the same period in 1997. The increase in interest-bearing liabilities during this period resulted primarily from funding the increases in interest-earning assets and accounts receivable from securitizations, which is included in other assets. The growth in interest-earning assets during the three months ended March 31, 1998 was a result of an increase in average investment securities and money market instruments of $1.0 billion and an increase in average loan receivables of $1.3 billion.

The net interest margin, on a fully taxable equivalent basis, was 4.49% for the three months ended March 31, 1998, compared to 5.40% for the same period in 1997. The decline of 91 basis points in the net interest margin for 1998 is primarily a result of an increase in average interest-bearing liabilities that was partially used to fund the growth in accounts receivable from securitizations, which is included in other assets, combined with a 25 basis point increase in the average rate paid on interest-bearing liabilities and a 21 basis point decrease in the average yield earned on average interest-earning assets. The decrease in the yield earned on average interest-earning assets is a result of an increase in the percentage of lower yielding average investment securities and money market instruments to interest-earning assets, in addition to a 5 basis point decline in the average yield earned on loan receivables, compared to the same period in 1997.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities and money market instruments, on a fully taxable equivalent basis, increased $17.2 million for the three months ended March 31, 1998, as compared to the same period in 1997. The increase for the three months ended March 31, 1998 is primarily a result of an increase of $1.1 billion in average money market instruments when compared to the same period in 1997. The increase is the result of the timing of receipt of funds from asset securitizations. Funds received from these securitizations have been invested in short-term, liquid money market instruments until they are needed to fund loan growth. The yield earned on investment securities and money market instruments increased 28 basis points for the three months ended March 31, 1998, as compared to the same period in 1997.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$43.2 million to $402.3 million for the three months ended March 31, 1998, compared to the same period in 1997. The increase is primarily attributable to an increase in average loan receivables of $1.3 billion to $11.5 billion for the three months ended March 31, 1998. Yields earned by the Corporation on loan receivables declined 5 basis points to 14.19% as compared to the three months ended March 31, 1997.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)

                                             March 31, 1998  December 31, 1997
                                             --------------  -----------------
                                              (unaudited)
Loans held for securitization:
  Domestic:
    Credit card.........................     $    2,019,418  $       2,297,400
    Other consumer......................            250,000                  -
                                             --------------  -----------------
      Total domestic loans held for
       securitization...................          2,269,418          2,297,400
  Foreign...............................            339,355            602,798
                                             --------------  -----------------
      Total loans held for
       securitization...................          2,608,773          2,900,198
Loan portfolio:
  Domestic:
    Credit card.........................          5,668,294          5,475,933
    Other consumer......................          2,095,566          2,187,216
                                             --------------  -----------------
      Total domestic loan portfolio.....          7,763,860          7,663,149
  Foreign...............................            701,191            598,727
                                             --------------  -----------------
      Total loan portfolio..............          8,465,051          8,261,876
                                             --------------  -----------------
      Total loan receivables............     $   11,073,824  $      11,162,074
                                             ==============  =================










DEPOSITS

Total interest expense on deposits increased $46.8 million to $195.7 million for the three months ended March 31, 1998, compared to the same period in 1997. The increase is the result of an increase in average interest-bearing deposits of $2.6 billion for the three months ended March 31, 1998, combined with a 30 basis point increase in the rate paid on average interest-bearing deposits, compared with the same period in 1997. This increase is a result of the Corporation's continued emphasis on marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings decreased $4.3 million to $4.0 million for the three months ended March 31, 1998, compared to the same period in 1997. The decrease is primarily the result of a decrease in average short-term borrowings of $366.4 million, offset by an increase of 156 basis points in the rates paid on these average short-term borrowings compared to the same period in 1997.

Total interest expense on long-term debt and bank notes increased $23.1 million to $90.4 million for the three months ended March 31, 1998, compared to the same period in 1997. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to diversify funding sources, to fund loan growth, to acquire premises and equipment, and for other general corporate purposes. Average long-term debt and bank notes increased $1.4 billion for the three months ended March 31, 1998, compared to the same period in 1997.
TABLE 2: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands; yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $     22,088    5.01% $      273
    Foreign...................................    1,570,361    5.96      23,074
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    1,592,449    5.95      23,347
  Federal funds sold and securities purchased
   under resale agreements....................      521,344    5.58       7,175
  Investment securities(a):
    Taxable...................................    2,211,116    5.87      32,013
    Tax-exempt(b).............................       85,730    5.72       1,209
                                               ------------          ----------
        Total investment securities...........    2,296,846    5.87      33,222
  Loans held for securitization:
    Domestic..................................    2,425,443   14.36      85,908
    Foreign...................................      644,492   15.22      24,188
                                               ------------          ----------
        Total loans held for securitization...    3,069,935   14.54     110,096
  Loans:
    Domestic:
      Credit card.............................    5,670,233   14.03     196,191
      Other consumer..........................    2,117,000   14.17      73,979
                                               ------------          ----------
        Total domestic loans..................    7,787,233   14.07     270,170
    Foreign...................................      643,050   13.92      22,066
                                               ------------          ----------
        Total loans...........................    8,430,283   14.06     292,236
                                               ------------          ----------
        Total interest-earning assets.........   15,910,857   11.88  $  466,076
Cash and due from banks.......................      504,035
Premises and equipment, net...................    1,613,810
Other assets..................................    3,731,188
Reserve for possible credit losses............     (168,646)
                                               ------------
        Total assets.......................... $ 21,591,244
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended March 31, 1998 was $423.
                                                  For the Three Months Ended
                                                        March 31, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,916,450    6.36% $  139,806
      Money market deposit accounts...........    3,210,032    5.55      43,945
      Interest-bearing transaction accounts...       31,630    4.82         376
      Savings accounts........................       10,869    4.78         128
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,168,981    6.14     184,255
    Foreign:
      Time deposits...........................      630,552    7.34      11,406
                                               ------------          ----------
        Total interest-bearing deposits.......   12,799,533    6.20     195,661
  Borrowed funds:
    Short-term borrowings:
      Domestic................................       27,063    5.54         370
      Foreign.................................      196,415    7.54       3,654
                                               ------------          ----------
        Total short-term borrowings...........      223,478    7.30       4,024
    Long-term debt and bank notes:
      Domestic(c).............................    5,346,657    6.56      86,434
      Foreign.................................      221,882    7.24       3,961
                                               ------------          ----------
        Total long-term debt and bank notes...    5,568,539    6.58      90,395
                                               ------------          ----------
        Total borrowed funds..................    5,792,017    6.61      94,419
                                               ------------          ----------
        Total interest-bearing liabilities....   18,591,550    6.33     290,080
Demand deposits...............................      385,046
Other liabilities.............................      671,981
                                               ------------
        Total liabilities.....................   19,648,577
Stockholders' equity..........................    1,942,667
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 21,591,244
                                               ============          ----------
        Net interest income...................                       $  175,996
                                                                     ==========
        Net interest margin...................                 4.49
        Interest rate spread..................                 5.55

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.




                                                  For the Three Months Ended
                                                        March 31, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      2,699    4.21% $       28
    Foreign...................................      726,500    5.52       9,892
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................      729,199    5.52       9,920
  Federal funds sold and securities purchased
   under resale agreements....................      282,822    5.41       3,773
  Investment securities(a):
    Taxable...................................    2,283,881    5.61      31,605
    Tax-exempt(b).............................       88,186    5.78       1,257
                                               ------------          ----------
        Total investment securities...........    2,372,067    5.62      32,862
  Loans held for securitization:
    Domestic..................................    2,534,489   14.18      88,599
    Foreign...................................      308,014   14.92      11,333
                                               ------------          ----------
        Total loans held for securitization...    2,842,503   14.26      99,932
  Loans:
    Domestic:
      Credit card.............................    5,035,218   14.11     175,164
      Other consumer..........................    2,025,978   14.71      73,482
                                               ------------          ----------
        Total domestic loans..................    7,061,196   14.28     248,646
    Foreign...................................      326,717   13.15      10,595
                                               ------------          ----------
        Total loans...........................    7,387,913   14.23     259,241
                                               ------------          ----------
        Total interest-earning assets.........   13,614,504   12.09  $  405,728
Cash and due from banks.......................      433,476
Premises and equipment, net...................    1,085,398
Other assets..................................    2,467,803
Reserve for possible credit losses............     (119,214)
                                               ------------
        Total assets.......................... $ 17,481,967
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended March 31, 1997 was $440.
                                                  For the Three Months Ended
                                                        March 31, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits(c)........................ $  7,120,952    6.13% $  107,601
      Money market deposit accounts...........    2,759,597    5.30      36,075
      Interest-bearing transaction accounts...       26,399    4.58         298
      Savings accounts........................       10,983    4.54         123
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................    9,917,931    5.89     144,097
    Foreign:
      Time deposits...........................      311,289    6.19       4,749
                                               ------------          ----------
        Total interest-bearing deposits.......   10,229,220    5.90     148,846
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      530,762    5.63       7,368
      Foreign.................................       59,104    6.70         977
                                               ------------          ----------
        Total short-term borrowings...........      589,866    5.74       8,345
    Long-term debt and bank notes:
      Domestic(c).............................    4,054,288    6.52      65,196
      Foreign.................................      102,044    8.43       2,122
                                               ------------          ----------
        Total long-term debt and bank notes...    4,156,332    6.57      67,318
                                               ------------          ----------
        Total borrowed funds..................    4,746,198    6.47      75,663
                                               ------------          ----------
        Total interest-bearing liabilities....   14,975,418    6.08     224,509
Demand deposits...............................      304,640
Other liabilities.............................      520,224
                                               ------------
        Total liabilities.....................   15,800,282
Stockholders' equity..........................    1,681,685
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 17,481,967
                                               ============          ----------
        Net interest income...................                       $  181,219
                                                                     ==========
        Net interest margin...................                 5.40
        Interest rate spread..................                 6.01

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



OTHER OPERATING INCOME

Total other operating income increased 8.9% to $699.5 million for the three months ended March 31, 1998, from $642.6 million for the same period in 1997. The increase in other operating income is primarily attributable to a 7.0% increase in securitization income, which grew to $617.4 million for the three months ended March 31, 1998 from $576.7 million for the same period in 1997. Securitization income includes the gains recognized by the Corporation as a result of the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125) on January 1, 1997, in addition to other earnings by the Corporation for the servicing of previously securitized loans. The gains recognized by the Corporation as a result of Statement No. 125 were $4.1 million for the three months ended March 31, 1998, and $123.1 million for the three months ended March 31, 1997. Without these gains, securitization income would have increased 35.2% and other operating income would have increased 33.9% for the three months ended March 31, 1998, as compared to the same period in 1997. The increase in securitization income is primarily attributable to the growth in average securitized loans, which increased $9.2 billion or 31.9% to $38.2 billion for the three months ended March 31, 1998, compared to the same period in 1997.

Other income increased $8.2 million as a result of the growth in fee income generated from the Corporation's insurance agency business.

OTHER OPERATING EXPENSE

Total other operating expense decreased 2.6% to $545.1 million for the three months ended March 31, 1998 as compared to the same period in 1997. Total other operating expense for these periods includes the Corporation's investment in additional business development efforts of an amount equivalent to the gains recognized by the Corporation as a result of the adoption of Statement No. 125. Without these expenses, total other operating expense would have increased 23.9% for the three months ended March 31, 1998, as compared to the same period in 1997, reflecting the Corporation's continued investment in business development to enhance the ability of the Corporation to attract and retain Customers. For the three months ended March 31, 1998, the Corporation added
1.7 million new accounts.


















TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                                    For the Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                           (unaudited)
Purchased services................................. $     55,517  $     79,231
Advertising........................................       22,164        49,027
Collection.........................................        6,709         5,934
Stationery and supplies............................        7,237         7,639
Service bureau.....................................        7,066         7,283
Postage and delivery...............................       45,168        55,636
Telephone usage....................................       13,055        14,365
Credit card fraud losses...........................       20,426        15,033
Amortization of intangible assets..................       10,332         6,848
Computer software..................................       11,384         7,919
Other..............................................       28,932        32,971
                                                    ------------  ------------
  Total other operating expense.................... $    227,990  $    281,886
                                                    ============  ============

INCOME TAXES

Applicable income taxes increased $10.7 million to $92.0 million for the three months ended March 31, 1998, from $81.3 million for the three months ended March 31, 1997.

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the average seasoning of the Corporation's accounts. As new accounts season, the delinquency rate on these accounts generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.49% at March 31, 1998, compared with 3.93% at December 31, 1997. The Corporation's managed delinquency, as a percentage of managed loans, was 4.66% at March 31, 1998, compared with 4.59% at December 31, 1997. Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.
TABLE 4: DELINQUENT LOANS
(dollars in thousands)

                                        March 31, 1998       December 31, 1997
                                      ------------------     -----------------
                                         (unaudited)
Loan portfolio....................... $ 8,465,051            $ 8,261,876
Loans delinquent:
  30 to 59 days...................... $   108,828   1.29%    $   125,870  1.52%
  60 to 89 days......................      56,211    .66          64,275   .78
  90 or more days....................     130,169   1.54         134,865  1.63
                                      -----------  -----     ----------- -----
    Total............................ $   295,208   3.49%    $   325,010  3.93%
                                      ===========  =====     =========== =====
Loans delinquent by geographic area:
  Domestic........................... $   279,456   3.60%    $   313,467  4.09%
  Foreign............................      15,752   2.25          11,543  1.93

Net Credit Losses

Net credit losses for the three months ended March 31, 1998 were $73.9 million compared to $50.8 million for the same period in 1997. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements. The increase in net credit losses for the three months ended March 31, 1998, reflects increases in the Corporation's outstanding loans, the general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables.

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells previously charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses as a percentage of average loan receivables were 2.57% for the three months ended March 31, 1998, compared to 1.99% for the same period ended March 31, 1997. For the full year ended December 31, 1997, net credit losses were 2.14% of average loan receivables. The Corporation's managed credit losses as a percentage of average managed loans for the three months ended March 31, 1998 were 4.19%, compared to 3.75% for the same period last year. For the full year ended December 31, 1997, managed credit losses were 3.97% of average managed loans.














Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing securitization income rather than the reserve for possible credit losses. The provision for possible credit losses for the three months ended March 31, 1998 was $88.6 million compared to $58.4 million for the same period in 1997. Table 5 presents an analysis of the Corporation's reserve for possible credit losses.

TABLE 5:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                                    For the Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                           (unaudited)
Reserve for possible credit losses, beginning of
 period............................................ $    162,476  $    118,427
  Reserves acquired................................          997         2,030
  Provision for possible credit losses.............       88,598        58,405
  Foreign currency translation.....................           89          (204)
  Credit losses:
    Domestic:
      Credit card..................................      (85,862)      (77,163)
      Other consumer...............................      (20,188)       (7,367)
                                                    ------------  ------------
        Total domestic credit losses...............     (106,050)      (84,530)
    Foreign........................................       (4,225)       (1,060)
                                                    ------------  ------------
        Total credit losses........................     (110,275)      (85,590)
  Recoveries:
    Domestic:
      Credit card..................................       32,996        32,589
      Other consumer...............................        2,335         1,836
                                                    ------------  ------------
        Total domestic recoveries..................       35,331        34,425
    Foreign........................................        1,081           335
                                                    ------------  ------------
        Total recoveries...........................       36,412        34,760
                                                    ------------  ------------
  Net credit losses................................      (73,863)      (50,830)
                                                    ------------  ------------
Reserve for possible credit losses, end of period.. $    178,297  $    127,828
                                                    ============  ============





CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. In March 1998, the Corporation began offering other consumer loans through MBNA America Bank (Delaware) (the "State Bank"), a state bank organized under Delaware law. The State Bank is subject to capital requirements adopted by the Federal Deposit Insurance Corporation. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by the federal bank regulators, that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, and the State Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and the State Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's, the Bank's, and the State Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 1998, the Corporation's, the Bank's, and the State Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and the State Bank were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 6, have been computed in accordance with regulatory accounting practices. The assets of the State Bank are not material and, therefore its capital ratios are not included in the table below.

TABLE 6:  REGULATORY CAPITAL RATIOS

                                                 March 31, 1998
                                   -------------------------------------------
                                                  Minimum     Well-Capitalized
                                     Ratios    Requirements     Requirements
                                   ----------  -------------  ----------------
                                                (unaudited)
MBNA Corporation
Tier 1............................    11.12%       4.00%             (a)
Total.............................    14.72        8.00              (a)
Leverage..........................    10.85        4.00              (a)

MBNA America Bank, N.A.
Tier 1............................    11.34%       4.00%            6.00%
Total.............................    14.41        8.00            10.00
Leverage..........................    11.01        4.00             5.00

(a)  Not applicable for bank holding companies.

During the three months ended March 31, 1998, the Corporation declared dividends on its preferred and common stock of $48.7 million. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. In addition, if the Corporation defers interest payments for consecutive periods covering five years on the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures.

The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 1998, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $849.5 million. Payment of dividends by the Bank to the Corporation, however, may be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of March 31, 1998. If this facility was drawn upon as of March 31, 1998, the amount of retained earnings available for declaration of dividends would have been limited to $705.9 million.

On April 14, 1998, the Board of Directors declared a quarterly dividend of $.09 per common share, payable July 1, 1998 to stockholders of record as of June 16, 1998. Also, on April 14, 1998 the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A and a quarterly dividend of $.3654 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable July 15, 1998 to stockholders of record as of June 30, 1998.

LIQUIDITY AND RATE SENSITIVITY

The financial condition of the Corporation is managed with a focus on maintaining high-quality credit standards and prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

Liquidity Management

Liquidity management is the process by which the Corporation manages its access to various funding sources to meet its current and future operating needs. These needs change as loans grow, deposits mature, and payments on obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of loans, deposits and other assets and liabilities. This process is also affected by changes in the relationship between short-term and long-term interest rates.



To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short- and long-term funds. Funding sources are available to the Corporation through deposits, debt issuance, and equity programs. The Corporation also uses securitization of the Bank's loan receivables as a major funding alternative.

Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at March 31, 1998 and December 31, 1997 were $13.0 billion and $12.9 billion, respectively. Table 7 presents the maturities of the Corporation's deposits as of March 31, 1998.

TABLE 7: MATURITIES OF DEPOSITS AT MARCH 31, 1998
(dollars in thousands)

                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 4,935,626  $   568,370  $ 5,503,996
Over three months through twelve months.    2,493,755      754,072    3,247,827
Over one year through five years........    2,813,034    1,416,529    4,229,563
Over five years.........................        6,723            -        6,723
                                          -----------  -----------  -----------
  Total deposits........................  $10,249,138  $ 2,738,971  $12,988,109
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $3.7 billion.

Funding sources are also available to the Corporation through debt programs established by the Corporation and the Bank. During the three months ended March 31, 1998, the Corporation issued $210.0 million of floating-rate senior medium-term notes, while the Bank issued $250.0 million of fixed-rate subordinated notes. The subordinated notes qualify as regulatory capital under the Comptroller of the Currency's guidelines and enhance the Bank's regulatory capital level, while providing a long-term source of funds. The proceeds from these issuances were used for general corporate purposes.

The Corporation also held $2.4 billion in investment securities and $2.6 billion of money market instruments at March 31, 1998, compared with $2.5 billion in investment securities and $2.1 billion of money market instruments at December 31, 1997. The investment securities primarily consisted of unencumbered, high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.4 billion in investment securities at March 31, 1998, $1.1 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of short-term and variable-rate securities, was $2.0 billion at March 31, 1998. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in Table 8.



TABLE 8 SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 1998
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                      Year     1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  693,799  $  201,125  $        -  $      -
State and political subdivisions
 of the United States.............     78,617       6,552           -         -
Asset-backed and other securities.    156,469     810,139      76,985     8,416
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $  928,885  $1,017,816  $   76,985  $  8,416
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $  155,498  $   19,034 $         -  $102,805
State and political subdivisions
 of the United States.............          -           -           -     1,630
Asset-backed and other securities.     37,958       1,414           -    16,917
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $  193,456  $   20,448  $        -  $121,352
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $  894,924  $  894,924
State and political subdivisions
 of the United States.............                 85,169      85,169
Asset-backed and other securities.              1,052,009   1,052,009
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $2,032,102  $2,032,102
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  277,337  $  273,368
State and political subdivisions
 of the United States.............                  1,630       1,386
Asset-backed and other securities.                 56,289      56,235
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  335,256  $  330,989
                                               ==========  ==========




Interest Rate Sensitivity

Interest rate sensitivity refers to the change in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the differences in repricing intervals between assets and liabilities. The management of interest rate sensitivity attempts to maximize earnings by minimizing any negative impacts of changing market rates, asset and liability mix, and prepayment trends.

In addition to its on-balance sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of off-balance-sheet financial instruments. Off-balance-sheet financial instruments include interest rate swap agreements, forward exchange contracts, and foreign exchange swap agreements. The Corporation does not have any other off-balance-sheet financial instruments. The Corporation has used interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation analyzes its level of interest rate risk using several analytical techniques which all include the impact of on-balance-sheet and off-balance-sheet financial instruments.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. The Corporation's simulation analysis uses key assumptions which include cash flows and maturities of interest rate sensitive instruments; changes in market conditions; loan volumes and pricing; consumer preferences; fixed-rate credit card repricings as part of the Corporation's normal planned business strategy; and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time, by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past, and will continue to do so in the future in response to changes in interest rates, market conditions, or other factors.

Based on the simulation analysis at March 31, 1998, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $52 million if interest rates increased from current levels by 100 basis points over the twelve months.

These assumptions are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset its potential exposure, among other factors.

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At March 31, 1998, the Corporation would expect a decrease in stockholders' equity, net of tax, of approximately $13 million as a result of a 10% depreciation of the Corporation's unhedged foreign currencies to the U.S. dollar position.

SECURITIZATION

Securitization of the Bank's loan receivables continues to be a major funding alternative for the Corporation. Securitization is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

Securitization involves the sale, generally to a trust, of a pool of loan receivables. These loan receivables arise from accounts whose ownership is retained by the Bank. In addition to selling the existing loan receivables, rights to new loan receivables, including most fees generated by and payments made from these accounts, are sold. Certificates representing undivided interests in the trust are sold by the trust to investors (Investor Certificateholders), while the remaining undivided interest is retained by the Bank as the seller. The Bank continues to service the accounts and receives a fee for doing so.

During the revolving period, which generally ranges from 24 to 168 months, the trust makes no principal payments to the Investor Certificateholders. Instead, the trust uses payments received on the accounts to purchase new loan receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the Investor Certificate remains unchanged. Once the revolving period ends, principal payments are allocated for distribution to the Investor Certificateholders according to the terms of the transaction. As principal payments are allocated to the Investor Certificateholders, the Bank's loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

During the three months ended March 31, 1998, the Bank securitized credit card loan receivables totaling $1.2 billion, including a securitization of $250.0 million pounds sterling by MBNA International Bank Limited. Amortization of previously securitized credit card loan receivables totaled $395.8 million for the three month period ended March 31, 1998. The total amount of outstanding securitized loans was $39.1 billion or 77.9% of managed loans as of March 31, 1998, compared to $38.2 billion or 77.4% of managed loans at December 31, 1997. An additional $2.7 billion of previously securitized loans is scheduled to amortize during the remainder of 1998.

Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 9 compares the average annualized yield for the three month period ended March 31, 1998, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 9: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 92-3(b)..................    23.37%       14.21%       9.16%
MasterTrust 93-1(b)..................    21.21        13.60        7.61
MasterTrust 93-3(b)..................    18.53        12.30        6.23
MasterTrust 93-4.....................    18.53        12.83        5.70
MasterTrust 94-1.....................    18.53        12.73        5.80
MasterTrust 94-2.....................    18.53        12.80        5.73
MasterTrust II 94-A..................    17.71        12.69        5.02
MasterTrust II 94-B..................    17.71        12.67        5.04
MasterTrust II 94-C..................    17.71        12.78        4.93
MasterTrust II 94-E..................    17.71        12.70        5.01
Gold Reserve.........................    17.80        13.96        3.84
MasterTrust II 95-A..................    17.71        12.75        4.96
MasterTrust II 95-B..................    17.71        12.63        5.08
MasterTrust II 95-C..................    17.71        12.69        5.02
MasterTrust II 95-D..................    17.71        12.55        5.16
MasterTrust II 95-E..................    17.71        12.69        5.02
Cards No. 1..........................    21.02        12.35        8.67
MasterTrust II 95-F..................    17.71        13.38        4.33
MasterTrust II 95-G..................    17.71        12.69        5.02
MasterTrust II 95-H..................    17.71        12.54        5.17
MasterTrust II 95-I..................    17.71        12.63        5.08
MasterTrust II 95-J..................    17.71        12.70        5.01
MasterTrust II 96-A..................    17.71        12.67        5.04
MasterTrust II 96-B..................    17.71        12.74        4.97
MasterTrust II 96-C..................    17.71        12.61        5.10
MasterTrust II 96-D..................    17.71        12.62        5.09
Cards No. 2..........................    21.02        12.32        8.70
MasterTrust II 96-E..................    17.71        12.65        5.06
MasterTrust II 96-F..................    17.71        12.65        5.06
MasterTrust II 96-G..................    17.71        12.67        5.04
MasterTrust II 96-H..................    17.73        12.64        5.09
MasterTrust II 96-I..................    17.73        12.60        5.13
MasterTrust II 96-J..................    17.71        12.63        5.08
MasterTrust II 96-K..................    17.71        12.62        5.09
MasterTrust II 96-L..................    17.73        12.58        5.15
MasterTrust II 96-M..................    17.73        12.69        5.04
Cards No. 3..........................    21.02        12.24        8.78
MasterTrust II 97-A..................    17.73        12.49        5.24
MasterTrust II 97-B..................    17.71        12.67        5.04
MasterTrust II 97-C..................    17.71        12.59        5.12
MasterTrust II 97-D..................    17.73        12.63        5.10
MasterTrust II 97-E..................    17.73        12.51        5.22



                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust II 97-F..................    17.71%       12.54%       5.17%
MasterTrust II 97-G..................    17.71        12.64        5.07
Cards No. 4..........................    21.02        12.76        8.26
MasterTrust II 97-H..................    17.73        12.83        4.90
MasterTrust II 97-I..................    17.71        12.58        5.13
MasterTrust II 97-J..................    17.71        12.60        5.11
Consumer Loan MasterTrust 97-1(c)....    16.76        12.49        4.27
MasterTrust II 97-K..................    17.71        12.61        5.10
MasterTrust II 97-L..................    17.73        12.52        5.21
MasterTrust II 97-M..................    17.73        12.54        5.19
MasterTrust II 97-N..................    17.59        13.03        4.56
MasterTrust II 97-O..................    17.52        13.39        4.13


(a) MasterTrust II 98-A issued on March 18, 1998, and Cards No. 5 issued on March 26, 1998, are excluded from the yields presented above as a result of their recency.

(b) Represents a transaction that has entered its scheduled controlled amortization period.

(c) Distribution to Investor Certificateholders may occur if the credit enhancement amount falls below a predetermined contractual level. Yields are provided for informational purposes only.


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

MANAGED ASSET DATA
(dollars in thousands)

                                          March 31, 1998     December 31, 1997
                                         -----------------   -----------------
AT PERIOD END:
  Loans held for securitization......... $       2,608,773   $       2,900,198
  Loan portfolio........................         8,465,051           8,261,876
  Securitized loans.....................        39,117,821          38,217,786
                                         -----------------   -----------------
    Total managed loans................. $      50,191,645   $      49,379,860
                                         =================   =================
    Total managed interest-earning
     assets............................. $      55,154,198   $      53,974,569
                                         =================   =================
    Total managed assets................ $      60,978,573   $      59,523,299
                                         =================   =================


                                              For the Three Months Ended
                                                       March 31,
                                         -------------------------------------
                                               1998                1997
                                         -----------------   -----------------
AVERAGE:
  Loans held for securitization......... $       3,069,935   $       2,842,503
  Loan portfolio........................         8,430,283           7,387,913
  Securitized loans.....................        38,191,753          28,948,853
                                         -----------------   -----------------
    Total managed loans................. $      49,691,971   $      39,179,269
                                         =================   =================
    Total managed interest-earning
     assets............................. $      54,102,610   $      42,563,357
                                         =================   =================
    Total managed assets................ $      59,782,997   $      46,430,820
                                         =================   =================

MANAGED RATIOS:
  Delinquency...........................              4.66%               4.23%
  Net credit losses.....................              4.19                3.75
  Net interest margin (on an FTE basis).              7.37                7.54
PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Effective April 28, 1998, the Corporation's charter was amended to increase the number of authorized shares of common stock from 700.0 million shares to
1.5 billion shares.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of the Stockholders of MBNA Corporation was held on April 21, 1998.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

                                               Number of Votes
                                      ----------------------------------
                                           For               Withheld
                                      -------------        -------------

Alfred Lerner........................   442,027,684            6,279,852
Charles M. Cawley....................   442,034,143            6,273,393
James H. Berick, Esq.................   442,094,538            6,212,998
Benjamin R. Civiletti, Esq...........   442,065,716            6,241,820
Randolph D. Lerner, Esq..............   442,049,824            6,257,712
Stuart L. Markowitz, M.D.............   443,194,414            5,113,122
Michael Rosenthal, Ph.D..............   443,193,691            5,113,845


The stockholders approved an amendment to the Corporation's charter to increase the number of authorized shares of common stock from 700.0 million shares to
1.5 billion shares. There were 419,280,620 affirmative votes, 28,393,423 negative votes, and 633,493 abstentions.

The shareholders approved an amendment to the 1997 Long Term Incentive Plan (the "Plan"). The amendment to the Plan increases the number of shares of the Corporation's common stock which may be issued pursuant to grants made under the Plan from 16.5 million shares to 21.5 million shares. There were 371,512,887 affirmative votes, 75,795,383 negative votes, and 998,575 abstentions.












ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

     3(i)                 Charter, as amended

    10.1                  1997 Long Term Incentive Plan, as amended

    12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

    27                    Financial Data Schedule


Exhibit 3(i):  Charter, as amended

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

                          ARTICLE IV - CAPITAL STOCK

     (a) The total number of shares of stock of all classes which the Corporation has authority to issue is 1,520,000,000 shares, of which 1,500,000,000 shares are classified as Common Stock, par value $.01 per share, and 20,000,000 shares are classified as Preferred Stock, par value $.01 per share. The aggregate par value of all shares of all classes which the Corporation is authorized to issue is $15,200,000.

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























                               MBNA CORPORATION

                            ARTICLES SUPPLEMENTARY

          MBNA CORPORATION, a Maryland corporation having its principal office in Baltimore City, Maryland (the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

          FIRST: 10,000,000 shares of authorized but unissued common stock, par value $.01 per share, of the Corporation, have been reclassified as additional shares of Preferred Stock, par value $.01 per share, and 6,000,000 shares of authorized but unissued Preferred Stock of the Corporation have been classified as 7-1/2% Cumulative Preferred Stock, Series A, $.01 par value, of the Corporation (the "Series") with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption, as follows:

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

               6. Voting Rights. (a) Except as indicated below, the shares of this Series shall not be entitled to vote on any matter including, but not limited to:

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

          SECOND: The shares of Common Stock have been reclassified as Preferred Stock and the shares of this Series have been reclassified by the Board of Directors of the Corporation under the authority contained in the Charter of the Corporation. The terms of this Series have been fixed by a committee of the Board of Directors pursuant to a general formula adopted by the Board of Directors.






















                               MBNA CORPORATION

                            ARTICLES SUPPLEMENTARY

          MBNA CORPORATION, a Maryland corporation having its principal office in Baltimore City, Maryland (the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

          FIRST: 6,000,000 shares of authorized but unissued Preferred Stock of the Corporation have been classified as Adjustable Rate Cumulative Preferred Stock, Series B, $.01 par value, of the Corporation (the "Series") with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption, as follows:


               Dividends. (a) Dividends shall be payable on the shares of the Series for the period from September 23, 1996 to October 15, 1996 (the "Initial Dividend Period") at the rate of 7.0% per annum ($.1069 per share). For each quarterly dividend period after the Initial Dividend Period (the Initial Dividend Period and each quarterly dividend period thereafter being hereinafter individually referred to as a "Dividend Period" and collectively referred to as "Dividend Periods"), which Dividend Periods shall commence on January 15, April 15, July 15 and October 15 of each year, commencing October 15, 1996, and shall end on and include the day next preceding the first day of the next Dividend Period, dividends payable on the shares of the Series shall be payable at a rate per annum of the stated value thereof equal to the Applicable Rate (as defined in Section 2) in respect of such Dividend Period, expressed as a percentage to the nearest ten thousandth of a percentage point. The amount of dividends per share for each Dividend Period shall be computed by dividing the Applicable Rate for such quarterly Dividend Period by four and applying the resulting rate to the stated value per share of the Series. Dividends shall be fully cumulative from September 23, 1996 and shall be payable, as, if and when declared by the Board of Directors, on January 15, April 15, July 15 and October 15 of each year (each, a "Dividend Payment Date"), commencing on October 15, 1996. If a Dividend Payment Date is not a business day, dividends (if declared) on the shares of the Series will be paid on the immediately succeeding business day, without interest. Each dividend will be payable to holders of record as they appear on the stock books of the Corporation on such record dates as shall be fixed by the Board of Directors of the Corporation and shall be not more than 60 days preceding the payment date of such dividend. The right of the holders of the shares of the Series to receive dividends is fully cumulative and, accordingly, all dividends not paid, whether or not declared, will accumulate without interest until declared and paid, which declaration and payment may be for all or part of the then accumulated dividends. The Corporation's ability to pay dividends on its Preferred Stock, including the Series, is subject to policies established by the Federal Reserve Board.

          (b) Dividends payable on the Series for any period greater or less than a full Dividend Period, including the Initial Dividend Period, shall be computed on the basis of a 360-day year consisting of twelve 30-day months and the actual number of days elapsed in any period less than one month.

          (c) Holders of shares of the Series shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on the Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series which may be in arrears.

          (d) No full dividends shall be declared or paid or set apart for payment on any stock ranking, as to dividends, on a parity with the Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Series for all Dividend Periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of the Series and any other stock ranking on a parity as to dividends with the Series, all dividends declared upon shares of the Series and any other series of stock ranking on a parity as to dividends with the Series shall be declared pro rata so that the amount of dividends declared per share on the Series and such other stock shall in all cases bear to each other the same ratio that accrued and unpaid dividends per share on the shares of the Series and such other stock bear to each other.

          (e) So long as any shares of the Series are outstanding, no dividend (other than a dividend payable in common stock or in any other stock ranking junior to the Series as to dividends and upon liquidation) shall be declared or paid or set aside for payment or other distribution declared or made upon the common stock or upon any other stock ranking junior to the Series as to dividends or upon liquidation, nor shall any common stock or any other stock of the Corporation ranking junior to the Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to the Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of the Series shall have been paid or declared and set aside for payment for all past Dividend Periods.


          2. Definition of Applicable Rate, etc. (a) Except as provided below in this paragraph, the "Applicable Rate" for any Dividend Period (other than the Initial Dividend Period) will be equal to 99.0% of the Effective Rate (as defined below), but not less than 5.5% per annum or more than 11.5% per annum. The "Effective Rate" for any Dividend Period will be equal to the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (each as defined below) for such Dividend Period. In the event that the Corporation determines in good faith that for any reason:

               (i) any one of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Thirty Year Constant Maturity Rate cannot be determined for any Dividend Period, the Effective Rate for such Dividend Period will be equal to the higher of whichever two of such rates can be so determined;

              (ii) only one of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Thirty Year Constant Maturity Rate can be determined for any Dividend Period, the Effective Rate for such Dividend Period will be equal to whichever such rate can be so determined; or

             (iii) none of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Thirty Year Constant Maturity Rate can be determined for any Dividend Period, the Effective Rate for the preceding dividend period will be continued for such Dividend Period.

          (b) Except as described below in this paragraph, the "Treasury Bill Rate" for each Dividend Period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate is published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board (as defined below) during the Calendar Period immediately preceding the last ten calendar days preceding the Dividend Period for which the dividend rate on the Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, the Treasury Bill Rate for such Dividend Period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate is published during the relevant Calendar Period) for three-month U.S. Treasury bills, as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum market discount rate for three-month U.S. Treasury bills is not published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, the Treasury Bill Rate for such Dividend Period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate is published during the relevant Calendar Period) for all of the U.S. Treasury bills then having remaining maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board does not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, the Treasury Bill Rate for such Dividend Period will be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest-bearing U.S. Treasury securities with a remaining maturity of not less than 80 nor more than 100 days from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Treasury Bill Rate for any Dividend Period as provided above in this paragraph, the Treasury Bill Rate for such Dividend Period will be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a remaining maturity of not less than 80 nor more than 100 days from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation.

          (c) Except as described below in this paragraph, the "Ten Year Constant Maturity Rate" for each Dividend Period will be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (as defined below) (or the one weekly per annum Ten Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately preceding the last ten calendar days preceding the Dividend Period for which the dividend rate on the Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during any such Calendar Period, the Ten Year Constant Maturity Rate for such Dividend Period will be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Ten Year Average Yield is not published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, the Ten Year Constant Maturity Rate for such Dividend Period will be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly per annum average yield to maturity, if only one such yield is published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having remaining maturities of not less than eight nor more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board does not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Ten Year Constant Maturity Rate for any Dividend Period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such Dividend Period will be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation.

          (d) Except as described below in this paragraph, the "Thirty Year Constant Maturity Rate" for each Dividend Period will be the arithmetic average of the two most recent weekly per annum Thirty Year Average Yields (as defined below) (or the one weekly per annum Thirty Year Average yield, if only one such yield is published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately preceding the last ten calendar days preceding the Dividend Period for which the dividend rate on the Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Thirty Year Average Yield during any such Calendar Period, the Thirty Year Constant Maturity Rate for such Dividend Period will be the arithmetic average of the two most recent weekly per annum Thirty Year Average Yields (or the one weekly per annum Thirty Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Thirty Year Average Yield is not published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, the Thirty Year Constant Maturity Rate for such Dividend Period will be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly per annum average yield to maturity, if only one such yield is published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having remaining maturities of not less than 28 nor more than 30 years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board does not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Thirty Year Constant Maturity Rate for any Dividend Period as provided above in this paragraph, then the Thirty Year Constant Maturity Rate for such Dividend Period will be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than 28 nor more than 30 years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation.

          (e) The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate shall each be rounded to the nearest five hundredths of a percent.

          (f) The Applicable Rate with respect to each Dividend Period (other than the Initial Dividend Period) will be calculated as promptly as practicable by the Corporation according to the appropriate method described above. The Corporation will cause each Applicable Rate to be published in a newspaper of general circulation in New York City before the commencement of the Dividend Period to which it applies and will cause notice of such Applicable Rate to be enclosed with the dividend payment checks next mailed to the holders of the shares of the Series.

          (g)  For purposes of this Section,

               (i) "Calendar Period" means a period of fourteen calendar days;

              (ii) "Federal Reserve Board" means the Board of Governors of the Federal Reserve System;

             (iii) "Special Securities" means securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount;

              (iv) "Ten Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and

               (v) "Thirty Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of thirty years).


          3. Changes in the Dividends-Received Percentage. (a) If one or more amendments to the Internal Revenue Code of 1986, as amended (the "Code") are enacted that reduce the percentage of the dividends-received deduction (currently 70%) as specified in Section 243(a)(1) of the Code or any successor provision (the "Dividends-Received Percentage"), certain adjustments may be made in respect of the dividends payable by the Corporation and Post Declaration Date Dividends (as defined below) may become payable, as described below.

          (b) The amount of each dividend payable (if declared) per share of the Series for dividend payments made on or after the effective date of enactment of such change in the Code will be adjusted by multiplying the amount of the dividend payable determined as described in Section 1 above (before adjustment) by a factor which shall be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                           1-.35(1-.70)
                           -----------
                           1-.35(1-DRP)

          (c) For the purposes of the DRD Formula, "DRP" means the Dividends-Received Percentage (expressed as a decimal) applicable to the dividend in question. No amendment to the Code, other than a change in the percentage of the dividends-received deduction set forth in Section 243(a)(1) of the Code or any successor provision thereto, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the Internal Revenue Service (the "IRS") to the effect that such an amendment would not apply to a dividend payable on the shares of the Series, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. The Corporation's calculation of the dividends payable as so adjusted shall be final and not subject to review.

          (d) Notwithstanding the foregoing, if any amendment to the Code is enacted and effected after a dividend payable on a Dividend Payment Date has been declared but not paid, the amount of the dividend payable on such Dividend Payment Date will not be increased; instead, additional dividends (the "Post Declaration Date Dividends"), equal to the excess, if any, of (x) the product of the dividend paid by the Corporation on such Dividend Payment Date and the DRD Formula over (y) the dividend paid by the Corporation on such Dividend Payment Date, will be payable (if declared) to holders of shares of the Series on the record date applicable to the next succeeding Dividend Payment Date or, if the Series is called for redemption prior to such record date, to holders of shares of the Series on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

          (e) In the event that the amount of dividends payable per share of the Series is adjusted pursuant to the DRD Formula and/or Post Declaration Date Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends to the holders of the shares of the Series.


          4. Redemption. (a) The holders of the shares of the Series may not require the Corporation to redeem any shares of the Series. The Corporation, at its option, may redeem shares of the Series, in whole or in part, at any time and from time to time, on or after October 15, 2001, at a redemption price of $25 per share, plus accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption.

          (b) In the event that fewer than all the outstanding shares of the Series are to be redeemed, the number of shares to be redeemed shall be determined by lot or pro rata as may be determined by the Corporation or by any other method as may be determined by the Corporation in its sole discretion to be equitable, provided that such method satisfies any applicable requirements of any securities exchange on which the Series is listed.

          (c) In the event the Corporation shall redeem shares of the Series, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares of the Series to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of the Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and
     (v) that dividends on the shares of the Series to be redeemed cease to accrue on the redemption date.

          (d) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of the Series so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

          (e) Any shares of the Series which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series.

          (f) Notwithstanding the foregoing provisions of this Section 4, if any dividends on the shares of the Series or any other series of cumulative Preferred Stock ranking on a parity with the Series are in arrears, no shares of the Series or any such parity series shall be redeemed unless all outstanding shares of the Series or any such parity series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of the Series or any such parity series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of the Series or any such parity series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of the Series.

          (g) Notwithstanding the foregoing provisions of this Section 4, if the Dividends-Received Percentage is less than 50% and, as a result, the amount of dividends on the Series payable on any Dividend Payment Date will be or is adjusted upwards as described in Section 3 above, the Corporation, at its option, may redeem all, but not less than all, of the outstanding shares of the Series, provided, that within 60 days of the date on which an amendment to the Code is enacted which reduces the Dividends-Received Percentage to less than 50%, the Corporation sends notice to holders of the Series of such redemption pursuant to paragraph
     (c) of this Section 4. Any redemption of the Series pursuant to this paragraph will take place on the date specified in the notice, which shall not be less than 30 nor more than 60 days from the date such notice is sent to holders of the Series. Any redemption of the Series in accordance with this paragraph shall be on notice as aforesaid at the applicable redemption price set forth in the following table, in each case plus accrued and unpaid dividends (whether or not declared) thereon to the date fixed for the redemption, including any changes in dividends payable due to changes in the Dividends-Received Percentage and Post Declaration Date Dividends, if any:


Redemption Period                                            Redemption Price
September 23, 1996 to October 14, 1997                           $26.25
October 15, 1997 to October 14, 1998.............................$26.00
October 15, 1998 to October 14, 1999.............................$25.75
October 15, 1999 to October 14, 2000.............................$25.50
October 15, 2000 to October 14, 2001.............................$25.25
On or after October 15, 2001.....................................$25.00


          5. Conversion. The holders of shares of the Series shall not have any rights to convert such shares into shares of any other class or series of capital stock of the Corporation.


          6. Liquidation Rights. (a) Upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the shares of the Series shall be entitled to receive and to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the common stock or on any other class of stock ranking junior to the Series, a liquidating distribution in the amount of $25 per share plus an amount equal to accrued and unpaid dividends thereon (whether or not declared).

          (b) After the payment to the holders of the shares of the Series of the full preferential amounts provided for in this Section 6, the holders of the Series as such shall have no right or claim to any of the remaining assets of the Corporation.

          (c) If, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the amounts payable with respect to the shares of the Series and any other shares of stock of the Corporation ranking as to any such distribution on a parity with the shares of the Series are not paid in full, the holders of the shares of the Series and of such other shares will share ratably in any such distribution of assets of the Corporation in proportion to the full preferential amounts to which they are entitled.

          (d) Neither the sale of all or substantially all of the assets of the Corporation, nor the merger or consolidation or share exchange of the Corporation into or with any other corporation or the merger or consolidation or share exchange of any other corporation into or with the Corporation, shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, for the purposes of this Section 6.


          7. Ranking. Any stock of any class or classes of the Corporation shall be deemed to rank:

          (a) senior to the shares of the Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of the Series;

          (b) on a parity with shares of the Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of the Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of the Series; and

          (c) junior to shares of the Series, either as to dividends or upon liquidation, if such class shall be common stock or if the holders of shares of the Series shall be entitled to receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.


          8. Voting Rights. (a) Except as indicated below, the shares of the Series shall not be entitled to vote on any matter including, but not limited to:

               (i) Any merger, consolidation, share exchange or sale of all or substantially all of the assets of the Corporation except to the extent such action amends, alters or repeals the preferences, conversion and other rights, voting powers, restrictions, limitation as to dividends, qualifications and terms and conditions of the redemption of the Series as expressly set forth herein in a manner adverse to the holders of the Series, or,

              (ii) An increase in the authorized amount of the Series or the creation, authorization or issuance of an additional series ranking on a parity with the shares of the Series as to dividends or upon liquidation, or to reclassify any authorized stock of the Corporation into any such shares ranking on a parity with, or to authorize or issue any obligation or security convertible into or evidencing the right to purchase any such pari passu shares.

          (b)  Notwithstanding the foregoing:

               (i) The affirmative vote of at least two-thirds of the votes entitled to be cast by holders of shares of the Series and all other series of Preferred Stock ranking on a parity with shares of the Series as to dividends or upon liquidation upon which like voting rights have been conferred and are exercisable, voting together as a single class without regard to series, shall be necessary for any amendment, alteration or repeal, whether by merger, consolidation, share exchange or otherwise, of the Charter of the Corporation, including any articles supplementary thereto, which adversely affects the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of the redemption of the Series as expressly set forth herein in a manner adverse to the holders of the Series;

              (ii) The affirmative vote of at least two-thirds of the votes entitled to be cast by the holders of the shares of the Series and all other series of Preferred Stock ranking on a parity with shares of the Series as to dividends or upon liquidation upon which like voting rights have been conferred and are exercisable, voting together as a single class without regard to series, shall be necessary to authorize or issue any shares of any class of stock of the Corporation ranking prior to the shares of the Series as to dividends or upon liquidation, or to reclassify any authorized stock of the Corporation into any such prior shares, or authorize or issue any obligation or security convertible into or evidencing the right to purchase any such prior shares; and

             (iii) If at the time of any annual meeting of the Corporation's stockholders for the election of directors there is a default in preference dividends (as defined below) on the Series, the number of directors constituting the Board of Directors of the Corporation shall be increased by two, and the holders of the shares of the Series (together with the holders of the Preferred Stock of all other series upon which like voting rights have been conferred and are exercisable), shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of common stock, to elect two directors of the Corporation (each a "Preferred Director") to fill such newly created directorships. Each holder of shares of the Series will have one vote for each share of stock held and each holder of each other series of Preferred Stock with like voting rights will have such number of rights, if any, for each share of stock held as may be granted to such holder. Such right shall continue until there are no dividends in arrears upon the Series, subject to re-vesting in the event of each and every subsequent default in preference dividends on the Series. Any Preferred Director may be removed with or without cause by the vote of the holders of record of the outstanding shares of Preferred Stock entitled to elect such Preferred Director, voting together as a single class without regard to series, at a meeting of the Corporation's stockholders, or of the holders of such shares of Preferred Stock, called for that purpose. Any Preferred Director may be removed for cause by the vote of the holders of outstanding shares of stock of the Corporation entitled to vote for the election of directors. So long as a default in any preference dividends on the Series shall exist, (a) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (b)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and
          (b) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid by the remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever a default in preference dividends shall no longer exist, subject to the rights of the holders of any other series of Preferred Stock, the number of directors constituting the Board of Directors of the Corporation shall be reduced by two. For the purposes hereof, a "default in preference dividends" on the Series shall be deemed to have occurred whenever the amount of accrued dividends upon the Series shall be equivalent to six full quarterly dividends or more (whether or not consecutive), and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all shares of the Series shall have been paid to the end of the last preceding dividend period.

          SECOND: The shares of the Series have been classified and the terms of the Series have been fixed by a committee of the Board of Directors pursuant to a general formula adopted by the Board of Directors under authority set forth in the Charter of the Corporation.


Exhibit 10.1:  1997 Long Term Incentive Plan, as amended

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

     (b) The number of shares of Common Stock with respect to which stock option and share awards may be made pursuant to the Plan is 21,500,000. If any grant under the Plan expires or terminates unexercised, becomes unexercisable or is forfeited as to any shares, such unpurchased or forfeited shares shall thereafter be available for further grants under the Plan.

     (c) The maximum number of shares of Common Stock with respect to which options may be granted pursuant to the Plan in any calendar year to any one participant is 1,500,000.

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

     (e) Each person who becomes a nonemployee director of the Corporation shall be granted an option to purchase 5,000 shares of Common Stock on the date the person becomes a director and each person who is a nonemployee director on January 2 of each year beginning in 1998 shall be granted an option to purchase 5,000 shares of Common Stock on that date or the next day the New York Stock Exchange is open for trading. The exercise price shall be the closing price of the Common Stock on the New York Stock Exchange on the grant date. All non-employee director's options are exerciseable immediately following the effective date of the grant, shall have a term of ten years, and shall expire 90 days after the grantee is no longer a director.

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


Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    241,350  $    205,203
Fixed charges....................................       294,803       228,193
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,165)         (590)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    533,988  $    432,806
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    292,313  $   225,143
Portion of rents representative of the interest
 factor..........................................         2,490        3,050
                                                   ------------  -----------
Fixed charges....................................       294,803      228,193
Preferred stock dividend requirements (a)........         5,852       10,316
Fixed charges and preferred stock dividend         ------------  -----------
 requirements, including interest on deposits,
 for computation purposes........................  $    300,655  $   238,509
                                                   ============  ===========
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          1.78         1.81

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    241,350  $    205,203
Fixed charges....................................        99,142        79,347
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,170)         (595)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    338,322  $    283,955
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $     96,652  $     76,297
Portion of rents representative of the interest
 factor..........................................         2,490         3,050
                                                   ------------  ------------
Fixed charges....................................        99,142        79,347
Preferred stock dividend requirements (a)........         5,852        10,316
Fixed charges and preferred stock dividend         ------------  ------------
 requirements, excluding interest on deposits,
 for computation purposes........................  $    104,994  $     89,663
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          3.22          3.17


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

  2. Report dated January 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1998.

  3. Report dated February 28, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 1998.

  4. Report dated March 18, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  5.  Report dated March 26, 1998, reporting the securitization of
      250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

  6. Report dated March 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for March 1998.

  7. Report dated April 14, 1998, reporting MBNA Corporation's earnings release for the first quarter of 1998.

  8. Report dated April 30, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1998.
                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  May 15, 1998                   By:    /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer