Form 10-K/A
period 1997-12-31
MBNA CORP
filed 1998-06-29
CIK 870517

28

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
             Title of each class                         which registered
------------------------------------------------    ---------------------------
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


Pursuant to Rule 15d-21 of the Securities and Exchange Commission under the Securities Act of 1934 (as amended), the Registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, to file the financial statements required by Form 11-K with respect to the MBNA Corporation 401(k) Plus Savings Plan.

MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

Index to Financial Statements and Schedules

(A) FINANCIAL STATEMENTS AND SCHEDULES:
                                                                  Page Number
                                                                  -----------
    FINANCIAL STATEMENTS:

    Report of Independent Auditors...............................      1
    Statement of Net Assets Available for Plan Benefits..........      2
    Statement of Changes in Net Assets Available for Plan
     Benefits....................................................      3
    Notes to Financial Statements................................      4


    SCHEDULES:

    Schedule I-Item 27a-Schedule of Assets Held for
     Investment Purposes.........................................     20
    Schedule II-Item 27d-Schedule of Reportable Transactions.....     21

(B) EXHIBITS

    Exhibit 23:  Consent of Independent Auditors.................     27

(C) SIGNATURE....................................................     28
REPORT OF INDEPENDENT AUDITORS

To the Pension and 401(k) Plus Savings Plan Committee of MBNA Corporation

We have audited the accompanying statements of net assets available for plan benefits of MBNA Corporation 401(k) Plus Savings Plan ("the Plan") as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1997 and 1996, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Ernst & Young LLP
Baltimore, Maryland
June 26, 1998











MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                          December 31,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------
ASSETS
Investments at fair value:
  Common trust funds............................  $  54,429,538  $  54,252,639
  Interest in registered investment companies...     74,028,280     52,264,487
  Short-term investment fund....................      5,062,981      2,384,829
  Common Stock of MBNA Corporation..............    125,080,216     70,648,936
  Guaranteed investment contracts...............     19,192,472      5,381,335
  Loans receivable..............................     16,448,866     11,970,085
                                                  -------------  -------------
    Total investments...........................    294,242,353    196,902,311

Income receivable...............................        435,509        380,410
                                                  -------------  -------------
    Total assets................................    294,677,862    197,282,721

LIABILITIES
Accrued expenses and other liabilities..........        151,442         52,653
                                                  -------------  -------------
    Total liabilities...........................        151,442         52,653
                                                  -------------  -------------
    Net assets available for plan benefits......  $ 294,526,420  $ 197,230,068
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.

















MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                       For the Year Ended
                                                          December 31,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------
ADDITIONS
Investment income:
  Interest......................................  $     580,052  $   1,107,384
  Dividends from MBNA Corporation Common Stock..      1,421,387        909,290
  Income from common trust funds................      1,137,966        517,880
  Income from interest in registered investment
   companies....................................      1,281,087      1,256,831
  Interest income from loans receivable.........      1,251,180        894,184
                                                  -------------  -------------
    Total investment income.....................      5,671,672      4,685,569
Contributions:
  Employer......................................     12,110,078     10,206,952
  Employee......................................     31,015,487     23,097,856
                                                  -------------  -------------
    Total additions.............................     48,797,237     37,990,377

DEDUCTIONS
Payments to participants.......................       8,872,985      5,280,039
Administrative expenses........................         834,245        788,252
                                                  -------------  -------------
    Total deductions...........................       9,707,230      6,068,291
Net realized and unrealized appreciation in
 fair value of investments.....................      58,206,345     36,525,133
                                                  -------------  -------------
    Net additions..............................      97,296,352     68,447,219

Net assets available for plan benefits at
 beginning of year.............................     197,230,068    128,782,849
                                                  -------------  -------------
Net assets available for plan benefits at
 end of year...................................   $ 294,526,420  $ 197,230,068
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.


MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

The MBNA Corporation 401(k) Plus Savings Plan's ("the Plan") financial statements have been prepared in accordance with generally accepted accounting principles on the accrual basis, which requires MBNA Corporation's
(the "Corporation") management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments, except for loans receivable and guaranteed investment contracts which are "fully benefit responsive", are stated at aggregate fair value. The guaranteed investment contracts have stated maturities and are valued at the amount contributed plus interest earned less withdrawals. Certain of these contracts contain early withdrawal penalties except to fulfill benefits elected by plan participants in accordance with the terms of the contract. A "fully benefit responsive" guaranteed investment contract provides a liquidity guarantee by a financially responsible third party of principal and previously accrued interest for liquidations, transfers, loans, or hardship withdrawals initiated by plan participants exercising their rights to withdraw, borrow, or transfer funds under the terms of the Plan. A guaranteed investment contract which is "fully benefit responsive" is recorded at contract value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price. Interest in registered investment companies and investments in common trust funds are stated at the Plan's interest in the fair value of the underlying assets in the registered investment companies and common trust funds. Loans receivable are stated at the amount borrowed by the participant less principal repayments.

The difference between fair value and cost of investments held, and net realized gain or loss on sale of investments (difference between the proceeds received and the average cost of investments sold), is reflected in the Statement of Changes in Net Assets Available for Plan Benefits as net realized and unrealized appreciation in fair value of investments.

Benefits are recognized when paid. Administrative expenses of $834,245 and $788,252 in 1997 and 1996, respectively, including amounts paid to The Northern Trust Company, for acting as trustee and custodian of the Plan's investments, are paid by the Plan.








NOTE 2:  DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan which qualifies under section 401(k) of the Internal Revenue Code (IRC). Employees can invest up to a maximum of 12% of eligible earnings on a pre-tax basis (up to $9,500 per year for 1997 and 1996) and a maximum of 10% of eligible earnings on an after-tax basis.
Combined employee contributions, including after-tax contributions limited to 10%, may not exceed 17% of eligible earnings. MBNA Corporation (the "Corporation") automatically contributes 1% of eligible earnings for each participant and matches the first 6% of either before-tax or after-tax employee contributions at fifty cents on the dollar. Both employee and employer contributions for highly compensated employees have been limited to ensure the passage of non-discrimination tests.

All contributions to the Plan are immediately 100% vested. Pre-tax contributions, as well as the automatic 1% contribution by the Corporation, are not available for withdrawal before attaining age 59-1/2 or termination of employment. Pre-tax contributions may also be available in certain circumstances of financial hardship.

Subject to certain limitations, participants may elect to withdraw all or part of their after-tax and matching contributions plus earnings from the Plan. In addition, participants can borrow money against their savings in the Plan.

The Plan provides seven investment options. A participant's contribution may be invested in 5% increments in any of the available funds. In addition, not more than 25% of new contributions may be invested in the MBNA Stock Fund. Participants have the option to change the investment selection once a month or as determined by the Pension and 401(k) Plan Committee. The Plan's investment options are:

Fixed Income Fund - Assets in this fund are invested primarily in guaranteed investment contracts issued by major insurance companies and banks. The fund also includes synthetic and alternative guaranteed investment contracts.

Bond Fund - Assets in this fund are invested in corporate bonds, U.S. Government fixed income securities, and money market instruments.

Diversified Fund - Assets in this fund are invested in investment grade stocks, bonds and short-term investments such as U.S. Government notes, and certificates of deposit.

Index Fund - Assets in this fund are primarily invested in stocks of most of the companies included in the Standard & Poor's 500 Index. On October 15, 1996, the BZW Barclays Equity Index Fund was renamed to the Barclays Global Equity Index Fund.

Growth Fund - Assets in this fund are invested in stocks of a wide range of companies, both small and large.

MBNA Stock Fund - Assets in this fund are invested primarily in the common stock of MBNA Corporation.

Aggressive Growth Fund - Assets in this fund are primarily invested in common stocks and securities convertible into common stocks. However, up to 5% of its assets may be invested in warrants and rights to purchase common stocks. The Aggressive Growth Fund is a new investment option beginning in October 1997.

In addition to the seven investment options, borrowings by participants against their savings in the Plan and related activity are reported in the Loan Fund.

Although it has not expressed any intention to do so, the Corporation has the right to terminate the Plan in whole or in part at any time; however, in such circumstances, the participants would receive the full value of their account.

The number of participants in each fund at December 31, 1997, is as follows:

          Fixed Income Fund                  7,242
          Bond Fund                          1,299
          Diversified Fund                   5,010
          Index Fund                         6,564
          Growth Fund                        5,586
          MBNA Stock Fund                    8,241
          Aggressive Growth Fund               892

The total number of participants in the Plan is less than the sum of the fund participants shown above because many participate in more than one fund.

Information about the Plan, including distribution provisions and withdrawal limitations, is contained in the Summary Plan Description. Copies of the Summary Plan Description are available from the Benefits and Compensation Department of the Corporation.

NOTE 3:  INVESTMENTS

The fair value of the Plan's investments at December 31, 1997 and 1996 is as follows:

                                                          December 31,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------
Common trust funds:
  Barclays Global Equity Index Fund.............  $  48,256,870  $  31,778,051
  Lasalle National Trust Income Plus Fund.......      6,172,668     22,474,588
                                                  -------------  -------------
    Total common trust funds....................     54,429,538     54,252,639
Interest in registered investment companies:
  American Balanced Fund........................     34,400,361     27,958,545
  Growth Fund of America .......................              -     21,844,503
  MFS Research Fund.............................     32,530,219              -
  Bond Fund of America..........................      3,467,642      2,461,439
  PBHG Growth Fund..............................      3,630,058              -
                                                  -------------  -------------
    Total interest in registered investment
     companies..................................     74,028,280     52,264,487
Short-term investment fund......................      5,062,981      2,384,829
Common Stock of MBNA Corporation................    125,080,216     70,648,936
Guaranteed investment contracts.................     19,192,472      5,381,335
Loans receivable................................     16,448,866     11,970,085
                                                  -------------  -------------
    Total investments                             $ 294,242,353  $ 196,902,311
                                                  =============  =============

The net realized and unrealized appreciation in fair value of the Plan's investments was as follows:

                                                       For the Year Ended
                                                          December 31,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------

  Common trust funds............................  $  11,229,710  $   5,340,895
  Interest in registered investment companies...     10,231,450      4,586,706
  Common Stock of MBNA Corporation..............     36,745,185     26,597,532
                                                  -------------  -------------
    Total net realized and unrealized
     appreciation in fair value of investments..  $  58,206,345  $  36,525,133
                                                  =============  =============

The fair value of individual investments that represent 5% or more of the Plan's net assets available for Plan benefits at December 31, 1997 and 1996 are as follows:

                                          1997                    1996
                                 ----------------------  ----------------------
                                   Units    Fair Value     Units    Fair Value
                                 --------- ------------  ---------- -----------
Common trust funds:
  Barclays Global Equity Index
   Fund......................... 1,846,093 $ 48,256,870   1,621,329 $31,778,051
  Lasalle National Trust Income
   Plus Fund.................... 6,172,668    6,172,668  22,474,588  22,474,588
Interest in registered
 investment companies:
  American Balanced Fund........ 2,193,901   34,400,361   1,921,549  27,958,545
  Growth Fund of America........         -            -   1,318,316  21,844,503
  MFS Research Fund............. 1,527,958   32,530,219           -           -
Common Stock of MBNA
 Corporation.................... 4,579,596  125,080,216   1,702,384  70,648,936

The Plan's investments in guaranteed investment contracts in the aggregate for the year ended December 31, 1997 and 1996 were as follows:

                                                   1997             1996
                                              ---------------  ---------------
  Book value................................  $    19,192,472  $     5,381,335
  Fair value................................       19,192,472        5,381,335
  Weighted average yield....................            6.40%            6.64%
  Crediting interest rates ranging from.....   5.90% to 6.46%   5.90% to 7.05%
  Maturity dates ranging from...............     1998 to 2002     1997 to 1998

The guaranteed investment contracts held by the Plan at December 31, 1997 had Standard and Poor's ratings ranging from A+ to AAA. The Plan holds fixed rate guaranteed investment contracts. The fair value of the guaranteed investment contracts approximates book value.

NOTE 4:  TRANSACTIONS WITH PARTIES-IN-INTEREST

For the years ended December 31, 1997 and 1996, the Plan earned investment income of $104,988 and $82,664, respectively, on its investments administered by the trustee. In addition, for the years ended December 31, 1997 and 1996, the Plan earned dividend income of $1,421,387 and $909,290, respectively, on shares of MBNA Corporation common stock held by the Plan. For the years ended December 31, 1997 and 1996, the Plan also had a dividend receivable of $375,992 and $256,524 on shares of MBNA Corporation common stock held by the Plan, respectively.

Fees paid during the year for services rendered to the Plan by parties-in-interest were based on customary and reasonable rates for such services.

NOTE 5:  INCOME TAX STATUS

The Internal Revenue Service ("IRS") ruled on June 12, 1995, that the Plan, as amended, qualified under sections 401(a) and 401(k) of the Internal Revenue Code ("IRC") and is, therefore, not subject to tax under the present income tax regulations. Under the Plan, participants are not subject to federal income tax on either the employer or employee contributions and income of the Plan until amounts are distributed to them. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualifications. The Pension and 401(k) Plan Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

NOTE 6:  RECONCILIATION TO FORM 5500

The financial statements for the years ended December 31, 1997 and 1996 differ from the Form 5500 filed with the IRS in that net gains and losses and unrealized appreciation and depreciation of investment assets have been combined in the financial statements as net realized and unrealized appreciation in fair value of investments rather than shown separately as on lines 32b(4) and 32b(5) of Form 5500. In addition, a liability for benefits payable of $68,826 and $19,627 at December 31, 1997 and 1996, respectively, has been recorded on line 31(g) of the 1997 and 1996 Form 5500, respectively, and has not been recorded in these financial statements.













NOTE 7:  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                      Fixed                    Diversified
                                   Income Fund    Bond Fund       Fund
                                   ------------  ------------  ------------
December 31, 1997

ASSETS
Investments....................... $ 28,030,470  $  3,467,642  $ 34,400,361
Income receivable.................       59,507             -             -
Interfund (payable)/receivable....     (220,163)      (24,920)      (24,728)
                                   ------------  ------------  ------------
    Total assets..................   27,869,814     3,442,722    34,375,633

LIABILITIES
Accrued expenses and other
 liabilities......................        4,141         1,101         8,351
                                   ------------  ------------  ------------
    Total liabilities.............        4,141         1,101         8,351
                                   ------------  ------------  ------------
    Net assets available for
     plan benefits................ $ 27,865,673  $  3,441,621  $ 34,367,282
                                   ============  ============  ============

December 31, 1996

ASSETS
Investments....................... $ 27,986,934  $  2,461,439  $ 27,958,545
Income receivable.................      110,629             -           168
Interfund (payable)/receivable....     (234,850)      (25,350)      (11,391)
                                   ------------  ------------  ------------
    Total assets..................   27,862,713     2,436,089    27,947,322

LIABILITIES
Accrued expenses and other
 liabilities......................        8,061           935         7,731
                                   ------------  ------------  ------------
    Total liabilities.............        8,061           935         7,731
                                   ------------  ------------  ------------
    Net assets available for
     plan benefits................ $ 27,854,652  $  2,435,154  $ 27,939,591
                                   ============  ============  ============



                                                                   MBNA
                                    Index Fund   Growth Fund    Stock Fund
                                   ------------  ------------  ------------
December 31, 1997

ASSETS
Investments....................... $ 48,256,870  $ 32,530,219  $127,477,867
Income receivable.................            -             -       375,992
Interfund (payable)/receivable....      (16,154)       78,587        86,331
                                   ------------  ------------  ------------
    Total assets..................   48,240,716    32,608,806   127,940,190

LIABILITIES
Accrued expenses and other
 liabilities......................       15,437         7,701        32,119
                                   ------------  ------------  ------------
    Total liabilities.............       15,437         7,701        32,119
                                   ------------  ------------  ------------
    Net assets available for
     plan benefits................ $ 48,225,279  $ 32,601,105  $127,908,071
                                   ============  ============  ============

December 31, 1996

ASSETS
Investments....................... $ 31,778,051  $ 21,844,503  $ 72,902,754
Income receivable.................            -             -       269,613
Interfund (payable)/receivable....      (25,645)         (587)      270,364
                                   ------------  ------------  ------------
    Total assets..................   31,752,406    21,843,916    73,442,731

LIABILITIES
Accrued expenses and other
 liabilities......................       11,073         5,488        19,365
                                   ------------  ------------  ------------
    Total liabilities.............       11,073         5,488        19,365
                                   ------------  ------------  ------------
    Net assets available for
     plan benefits................ $ 31,741,333  $ 21,838,428  $ 73,423,366
                                   ============  ============  ============



                                    Aggressive
                                   Growth Fund    Loan Fund       Total
                                   ------------  ------------  ------------
December 31, 1997

ASSETS
Investments....................... $  3,630,058  $ 16,448,866  $294,242,353
Income receivable.................            -            10       435,509
Interfund (payable)/receivable....       82,189        38,858             -
                                   ------------  ------------  ------------
    Total assets..................    3,712,247    16,487,734   294,677,862

LIABILITIES
Accrued expenses and other
 liabilities......................            -        82,592       151,442
                                   ------------  ------------  ------------
    Total liabilities.............            -        82,592       151,442
                                   ------------  ------------  ------------
    Net assets available for
     plan benefits................ $  3,712,247  $ 16,405,142  $294,526,420
                                   ============  ============  ============

December 31, 1996

ASSETS
Investments....................... $          -  $ 11,970,085  $196,902,311
Income receivable.................            -             -       380,410
Interfund (payable)/receivable....            -        27,459             -
                                   ------------  ------------  ------------
    Total assets..................            -    11,997,544   197,282,721

LIABILITIES
Accrued expenses and other
 liabilities......................            -             -        52,653
                                   ------------  ------------  ------------
    Total liabilities.............            -             -        52,653
                                   ------------  ------------  ------------
    Net assets available for
     plan benefits................ $          -  $ 11,997,544  $197,230,068
                                   ============  ============  ============


NOTE 8: STATEMENTS OF CHANGES NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                      Fixed                    Diversified
                                   Income Fund    Bond Fund       Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1997

ADDITIONS
Investment income................. $  1,613,030  $    191,239  $  1,089,848
Contributions:
  Employer........................    2,243,788       236,443     1,820,498
  Employee........................    3,810,286       629,794     4,317,700
                                   ------------  ------------  ------------
    Total additions...............    7,667,104     1,057,476     7,228,046

DEDUCTIONS
Payments to participants..........    1,321,661       102,343     1,047,525
Administrative expenses...........       85,940        11,868       105,879
                                   ------------  ------------  ------------
    Total deductions..............    1,407,601       114,211     1,153,404

Interfund transfers...............   (6,248,482)       10,507    (4,383,502)
Net realized and unrealized
 appreciation/(depreciation) in
 fair value of investments........            -        52,695     4,736,551
                                   ------------  ------------  ------------
    Net additions.................       11,021     1,006,467     6,427,691

Net assets available for plan
 benefits at beginning of year....   27,854,652     2,435,154    27,939,591
                                   ------------  ------------  ------------
Net assets available for plan
 benefits at end of year.......... $ 27,865,673  $  3,441,621  $ 34,367,282
                                   ============  ============  ============



                                                                   MBNA
                                    Index Fund   Growth Fund    Stock Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1997

ADDITIONS
Investment income................. $          -  $          -  $  1,526,375
Contributions:
  Employer........................    2,953,960     2,403,441     2,397,767
  Employee........................    7,810,466     6,489,191     7,747,854
                                   ------------  ------------  ------------
    Total additions...............   10,764,426     8,892,632    11,671,996

DEDUCTIONS
Payments to participants..........    1,097,421       798,039     4,078,612
Administrative expenses...........      169,808        87,207       373,543
                                   ------------  ------------  ------------
    Total deductions..............    1,267,229       885,246     4,452,155

Interfund transfers...............   (4,242,961)   (2,910,690)   10,519,679
Net realized and unrealized
 appreciation/(depreciation) in
 fair value of investments........   11,229,710     5,665,981    36,745,185
                                   ------------  ------------  ------------
    Net additions.................   16,483,946    10,762,677    54,484,705

Net assets available for plan
 benefits at beginning of year....   31,741,333    21,838,428    73,423,366
                                   ------------  ------------  ------------
Net assets available for plan
 benefits at end of year.......... $ 48,225,279  $ 32,601,105  $127,908,071
                                   ============  ============  ============




                                    Aggressive
                                   Growth Fund    Loan Fund       Total
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1997

ADDITIONS
Investment income................. $          -  $  1,251,180  $  5,671,672
Contributions:
  Employer........................       54,181             -    12,110,078
  Employee........................      210,196             -    31,015,487
                                   ------------  ------------  ------------
    Total additions...............      264,377     1,251,180    48,797,237

DEDUCTIONS
Payments to participants..........          989       426,395     8,872,985
Administrative expenses...........            -             -       834,245
                                   ------------  ------------  ------------
    Total deductions..............          989       426,395     9,707,230

Interfund transfers...............    3,672,636     3,582,813             -
Net realized and unrealized
 appreciation/(depreciation) in
 fair value of investments........     (223,777)            -    58,206,345
                                   ------------  ------------  ------------
    Net additions.................    3,712,247     4,407,598    97,296,352

Net assets available for plan
 benefits at beginning of year....            -    11,997,544   197,230,068
                                   ------------  ------------  ------------
Net assets available for plan
 benefits at end of year.......... $  3,712,247  $ 16,405,142  $294,526,420
                                   ============  ============  ============




                                      Fixed                    Diversified
                                   Income Fund    Bond Fund       Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1996

ADDITIONS
Investment income................. $  1,545,700  $    157,286  $    965,110
Contributions:
  Employer........................    2,527,105       231,798     1,678,666
  Employee........................    3,562,404       558,714     3,706,604
                                   ------------  ------------  ------------
    Total additions...............    7,635,209       947,798     6,350,380

DEDUCTIONS
Payments to participants..........    1,680,197        47,801       731,111
Administrative expenses...........      136,249        12,714       132,198
                                   ------------  ------------  ------------
    Total deductions..............    1,816,446        60,515       863,309

Interfund transfers...............   (2,391,490)     (258,888)   (3,309,731)
Net realized and unrealized
 appreciation/(depreciation) in
 fair value of investments........            -       (20,815)    2,215,055
                                   ------------  ------------  ------------
    Net additions.................    3,427,273       607,580     4,392,395

Net assets available for plan
 benefits at beginning of year....   24,427,379     1,827,574    23,547,196
                                   ------------  ------------  ------------
Net assets available for plan
 benefits at end of year.......... $ 27,854,652  $  2,435,154  $ 27,939,591
                                   ============  ============  ============




                                                                   MBNA
                                    Index Fund   Growth Fund    Stock Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1996

ADDITIONS
Investment income................. $          -  $    134,435  $    988,854
Contributions:
  Employer........................    2,014,848     1,947,986     1,806,549
  Employee........................    4,988,385     4,963,174     5,318,575
                                   ------------  ------------  ------------
    Total additions...............    7,003,233     7,045,595     8,113,978

DEDUCTIONS
Payments to participants..........      544,660       335,962     1,587,213
Administrative expenses...........      152,349        91,739       263,003
                                   ------------  ------------  ------------
    Total deductions..............      697,009       427,701     1,850,216

Interfund transfers...............       87,859      (858,183)    4,206,250
Net realized and unrealized
 appreciation/(depreciation) in
 fair value of investments........    5,340,895     2,392,466    26,597,532
                                   ------------   -----------  ------------
    Net additions.................   11,734,978     8,152,177    37,067,544

Net assets available for plan
 benefits at beginning of year....   20,006,355    13,686,251    36,355,822
                                   ------------  ------------  ------------
Net assets available for plan
 benefits at end of year.......... $ 31,741,333  $ 21,838,428  $ 73,423,366
                                   ============  ============  ============




                                    Aggressive
                                   Growth Fund    Loan Fund       Total
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1996

ADDITIONS
Investment income................. $          -  $    894,184  $  4,685,569
Contributions:
  Employer........................            -             -    10,206,952
  Employee........................            -             -    23,097,856
                                   ------------  ------------  ------------
    Total additions...............            -       894,184    37,990,377

DEDUCTIONS
Payments to participants..........            -       353,095     5,280,039
Administrative expenses...........            -             -       788,252
                                   ------------  ------------  ------------
    Total deductions..............            -       353,095     6,068,291

Interfund transfers...............            -     2,524,183             -
Net realized and unrealized
 appreciation/(depreciation) in
 fair value of investments........            -             -    36,525,133
                                   ------------  ------------  ------------
    Net additions.................            -     3,065,272    68,447,219

Net assets available for plan
 benefits at beginning of year....            -     8,932,272   128,782,849
                                   ------------  ------------  ------------
Net assets available for plan
 benefits at end of year.......... $          -  $ 11,997,544  $197,230,068
                                   ============  ============  ============
NOTE 9:  Year 2000 Issue (unaudited)

The Corporation has substantially completed an assessment of its internal computer systems affected by the Year 2000 issue, and is executing a plan to make the necessary programming changes, and has begun to test and implement those changes. This also includes determining whether third party service providers have reasonable strategies in place to become Year 2000 compliant. The Corporation currently expects the project to be complete by the middle of 1999. The Corporation does not expect this project to have a significant impact on the Plan's operations.

ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001

SCHEDULE I - ITEM 27a
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
December 31, 1997

Identity of Issue, Borrower,        Description of                     Fair
Lessor or Similar Party               Investment         Cost         Value
----------------------------------  ---------------  ------------  ------------

Common trust funds:
  Barclay Global Equity Index Fund 1,846,093 units $ 31,287,961 $ 48,256,870 Lasalle National Trust Income
   Plus Fund                        6,172,668 units     6,172,668     6,172,668
                                                     ------------  ------------
    Total common trust funds                           37,460,629    54,429,538

Interest in registered
 investment companies:
  American Balanced Fund            2,193,901 units    30,552,222    34,400,361
  MFS Research Fund                 1,527,958 units    35,066,351    32,530,219
  Bond Fund of America                247,689 units     3,411,408     3,467,642
  PBHG Growth Fund                    142,972 units     3,849,103     3,630,058
                                                     ------------  ------------
    Total interest in registered
     investment companies                              72,879,084    74,028,280

Short-term investment fund                              5,062,981     5,062,981
Common Stock of MBNA Corporation    4,579,596 units    61,868,969   125,080,216

Guaranteed investment
 contracts ("GIC"):
  Peoples Security GIC                                  2,000,000     2,000,000
  Provident Life Insurance Co. GIC                      1,016,198     1,016,198
  Sun America GIC                                       3,000,000     3,000,000
  State Street Bank & Trust
   Synthetic GIC                                       13,176,274    13,176,274
                                                     ------------  ------------
    Total guaranteed investment
     contracts                                         19,192,472    19,192,472

Loans receivable                                       16,448,866    16,448,866
                                                     ------------  ------------
    Total investments                                $212,913,001  $294,242,353
                                                     ============  ============
ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001

SCHEDULE II - ITEM 27d
SCHEDULE OF REPORTABLE TRANSACTIONS
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
Year Ended December 31, 1997

Category (i) - Series of Single Transactions in Excess of 5% of Plan Assets:

 Identity of       Description
Party Involved      of Assets       Purchase Price    Selling Price
--------------  ------------------  ---------------  ---------------
Northern Trust  Growth Fund of      $             -  $    31,997,696
                 America

Northern Trust  MFS Research Fund        32,089,414                -

Northern Trust  Short-term               11,067,646                -
                 investment fund

Northern Trust  Short-term               12,787,864                -
                 investment fund

Northern Trust  Short-term                        -       13,210,363
                 investment fund

Northern Trust  Short-term                        -       10,050,115
                 investment fund

Northern Trust  Lasalle National                  -       11,067,646
                 Trust Income
                 Plus Fund

Northern Trust  State Street Bank        10,000,000                -
                 & Trust Synthetic
                 Guaranteed
                 Investment
                 Contract











                                                   Fair Value of
                                                     Asset on
 Identity of       Description                      Transaction
Party Involved      of Assets       Cost of Asset      Date        Net Gain
--------------  ------------------  -------------  -------------  -----------
Northern Trust  Growth Fund of      $  25,550,749  $  31,997,696  $ 6,446,947
                 America

Northern Trust  MFS Research Fund      32,089,414     32,089,414            -

Northern Trust  Short-term             11,067,646     11,067,646            -
                 investment fund

Northern Trust  Short-term             12,787,864     12,787,864            -
                 investment fund

Northern Trust  Short-term             13,210,363     13,210,363            -
                 investment fund

Northern Trust  Short-term             10,050,115     10,050,115            -
                 investment fund

Northern Trust  Lasalle National       11,067,646     11,067,646            -
                 Trust Income
                 Plus Fund

Northern Trust  State Street Bank      10,000,000     10,000,000            -
                 & Trust Synthetic
                 Guaranteed
                 Investment
                 Contract
ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001

SCHEDULE II - ITEM 27d
SCHEDULE OF REPORTABLE TRANSACTIONS
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
Year Ended December 31, 1997

Category (iii) - Series of Transactions (Aggregate) in Excess of 5% of Plan Assets:

 Identity of       Description
Party Involved      of Assets       Purchase Price    Selling Price
--------------  ------------------  ---------------  ---------------
Northern Trust  American Balanced   $    10,997,999  $             -
                 Fund                 (88 purchases)

Northern Trust  American Balanced                 -        6,696,677
                 Fund                                     (171 sales)

Northern Trust  Growth Fund of            8,346,981                -
                 America              (71 purchases)

Northern Trust  Growth Fund of                    -       37,023,049
                 America                                  (124 sales)

Northern Trust  MBNA Corporation         26,433,052                -
                 Common Stock         (39 purchases)

Northern Trust  MBNA Corporation                  -        8,233,281
                 Common Stock                              (12 sales)

Northern Trust  MFS Research Fund        36,282,021                -
                                      (29 purchases)

Northern Trust  MFS Research Fund                 -        1,158,978
                                                           (32 sales)

Northern Trust  Barclays Global          15,054,895                -
                 Equity Index Fund    (98 purchases)

Northern Trust  Barclays Global                   -        9,805,616
                 Equity Index Fund                        (156 sales)

Northern Trust  Short-term               84,047,285                -
                 investment fund     (254 purchases)

Northern Trust  Short-term                        -       81,049,878
                 investment fund                          (259 sales)

Northern Trust  Lasalle National         17,676,682                -
                 Trust Income         (84 purchases)
                 Plus Fund










                                                   Fair Value of
                                                      Asset on
 Identity of       Description                      Transaction    Net Gain/
Party Involved      of Assets       Cost of Asset      Date         (Loss)
--------------  ------------------  -------------  -------------  -----------
Northern Trust  American Balanced   $  10,997,999  $  10,997,999  $         -
                 Fund

Northern Trust  American Balanced       5,696,276      6,696,677    1,000,401
                 Fund

Northern Trust  Growth Fund of          8,346,981      8,346,981            -
                 America

Northern Trust  Growth Fund of         28,474,280     37,023,049    8,548,769
                 America

Northern Trust  MBNA Corporation       26,433,052     26,433,052            -
                 Common Stock

Northern Trust  MBNA Corporation        4,045,855      8,233,281    4,187,426
                 Common Stock

Northern Trust  MFS Research Fund      36,282,021     36,282,021            -


Northern Trust  MFS Research Fund       1,215,670      1,158,978      (56,692)


Northern Trust  Barclays Global        15,054,895     15,054,895            -
                 Equity Index Fund

Northern Trust  Barclays Global         6,511,836      9,805,616    3,293,780
                 Equity Index Fund

Northern Trust  Short-term             84,047,285     84,047,285            -
                 investment fund

Northern Trust  Short-term             81,049,878     81,049,878            -
                 investment fund

Northern Trust  Lasalle National       17,676,682     17,676,682            -
                 Trust Income
                 Plus Fund












 Identity of       Description
Party Involved      of Assets       Purchase Price    Selling Price
--------------  ------------------  ---------------  ---------------
Northern Trust  Lasalle National    $             -  $    33,978,602
                 Trust Income                             (124 sales)
                 Plus Fund

Northern Trust  State Street Bank        13,176,274                -
                 & Trust Synthetic     (6 purchases)
                 Guaranteed
                 Investment
                 Contract

Northern Trust  MBNA Corporation         10,466,149                -
                 401(k) Plus         (254 purchases)
                 Savings Trust
                 Loan Asset

Northern Trust  MBNA Corporation                  -        5,987,368
                 401(k) Plus                              (148 sales)
                 Savings Trust
                 Loan Asset


There were no category (ii) or (iv) reportable transactions for the year ended December 31, 1997.
















                                                   Fair Value of
                                                      Asset on
 Identity of       Description                      Transaction    Net Gain/
Party Involved      of Assets       Cost of Asset      Date         (Loss)
--------------  ------------------  -------------  --------------  ----------
Northern Trust  Lasalle National    $  33,978,602  $   33,978,602  $        -
                 Trust Income
                 Plus Fund

Northern Trust  State Street Bank      13,176,274      13,176,274           -
                 & Trust Synthetic
                 Guaranteed
                 Investment
                 Contract

Northern Trust  MBNA Corporation       10,466,149      10,466,149           -
                 401(k) Plus
                 Savings Trust
                 Loan Asset

Northern Trust  MBNA Corporation        5,987,368       5,987,368           -
                 401(k) Plus
                 Savings Trust
                 Loan Asset









EXHIBIT 23:  CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of MBNA Corporation, and in the related Prospectuses, of our report dated June 26, 1998 included in Form 10-K/A-2, with respect to the financial statements and schedules of the MBNA Corporation 401(k) Plus Savings Plan for the year ended December 31, 1997:

Number         33-41936          on Form S-8 dated July 22, 1991
Number         33-41895          on Form S-8 dated July 24, 1991
Number         33-50498          on Form S-3 (as amended by Post-Effective
                                 Amendment No. 1) dated August 28, 1992
Number         33-71640          on Form S-8 dated November 15, 1993
Number         33-76278          on Form S-3 (as amended by Amendment No. 1)
                                 dated April 8, 1994
Number         33-95438          on Form S-8 dated August 4, 1995
Number         33-95600          on Form S-3 (as amended by Pre-Effective
                                 Amendment No. 1) dated September 1, 1995
Number         333-17187         on Form S-3 dated December 3, 1996
Number         333-15721         on Form S-3 (as amended by Amendment
                                 No. 2) dated December 10, 1996
Number         333-21181         on Form S-4 (as amended by Amendment
                                 No. 1) dated February 25, 1997
Number         333-06824         on Form S-8 dated April 22, 1997
Number         333-47179         on Form S-3 (as amended by Amendment
                                 No. 1) dated April 6, 1998
Number         333-51477         on Form S-8 dated April 30, 1998



/s/ Ernst & Young LLP
Ernst & Young LLP
Baltimore, Maryland
June 26, 1998

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MBNA CORPORATION


Date: June 29, 1998                           By: /s/   M. Scot Kaufman
                                                  ---------------------------
                                                        M. Scot Kaufman
                                                   Executive Vice President
                                                  and Chief Financial Officer