Form 10-Q
period 1998-06-30
MBNA CORP
filed 1998-08-14
CIK 870517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              -------------------------------------------------
                                      or

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

                Common Stock, $.01 Par Value -- 501,187,500 Shares
                          Outstanding as of June 30, 1998
                            MBNA CORPORATION AND SUBSIDIARIES

                              Table of Contents

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           June 30, 1998 (unaudited) and December 31, 1997

           Consolidated Statements of Income -                               3
           For the Three and Six Months Ended June 30, 1998 and 1997
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Six Months Ended June 30, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Six Months Ended June 30, 1998 and 1997 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      14
           and Results of Operations

           Supplemental Financial Information                               39


                        Part II -  Other Information

Item 5.    Other Information                                                40

Item 6.    Exhibits and Reports on Form 8-K                                 40

Signature                                                                   44
                            MBNA CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
               (dollars in thousands, except per share amounts)

                                                     June 30,     December 31,
                                                       1998           1997
                                                   ------------   ------------
                                                   (unaudited)
ASSETS
Cash and due from banks........................... $    283,901   $    263,064
Interest-earning time deposits in other banks.....    2,465,835      1,427,065
Federal funds sold and securities purchased
 under resale agreements..........................            -        659,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,422,422 and $2,160,869 at
   June 30, 1998 and December 31, 1997,
   respectively)..................................    1,424,352      2,162,464
  Held-to-maturity (market value of $324,055
   and $341,868 at June 30, 1998 and
   December 31, 1997, respectively)...............      328,469        346,180
Loans held for securitization.....................    3,392,797      2,900,198
Loans:
  Credit card.....................................    6,530,081      5,830,221
  Other consumer..................................    2,792,006      2,431,655
                                                   ------------   ------------
    Total loans...................................    9,322,087      8,261,876
  Reserve for possible credit losses..............     (194,685)      (162,476)
                                                   ------------   ------------
    Net loans.....................................    9,127,402      8,099,400
Premises and equipment, net.......................    1,647,756      1,579,058
Accrued income receivable.........................      145,833        146,964
Accounts receivable from securitizations..........    3,066,004      2,835,831
Prepaid expenses and deferred charges.............      212,724        212,563
Other assets......................................      807,057        673,726
                                                   ------------   ------------
    Total assets.................................. $ 22,902,130   $ 21,305,513
                                                   ============   ============





                                                     June 30,     December 31,
                                                       1998           1997
                                                   ------------   ------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits................................... $  9,370,003   $  9,435,171
  Money market deposit accounts...................    3,542,880      3,122,385
  Noninterest-bearing demand deposits.............      369,828        311,670
  Interest-bearing transaction accounts...........       31,031         31,669
  Savings accounts................................        8,319         12,318
                                                   ------------   ------------
    Total deposits................................   13,322,061     12,913,213
Short-term borrowings.............................      818,252        192,623
Long-term debt and bank notes.....................    5,894,392      5,478,917
Accrued interest payable..........................      135,111        137,215
Accrued expenses and other liabilities............      624,685        613,495
                                                   ------------   ------------
    Total liabilities.............................   20,794,501     19,335,463

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at June 30, 1998 and
 December 31, 1997, respectively).................           86             86
Common stock ($.01 par value, 1,500,000,000 shares
 authorized, 501,187,500 shares issued and
 outstanding at June 30, 1998 and
 December 31, 1997, respectively).................        5,012          5,012
Additional paid-in capital........................      341,630        424,377
Retained earnings and accumulated other
 comprehensive income.............................    1,760,901      1,540,575
                                                   ------------   ------------
    Total stockholders' equity....................    2,107,629      1,970,050
                                                   ------------   ------------
    Total liabilities and stockholders' equity.... $ 22,902,130   $ 21,305,513
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

                       Consolidated Statements of Income
               (dollars in thousands, except per share amounts)

                                 For the Three Months    For the Six Months
                                    Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
INTEREST INCOME
Loans........................... $  293,046 $  244,065 $   585,282 $   503,306
Investment securities:
  Taxable.......................     28,953     34,361      60,966      65,966
  Tax-exempt....................        907        890       1,693       1,707
Time deposits in other banks....     32,794     11,684      56,141      21,604
Federal funds sold and
 securities purchased under
 resale agreements..............      8,575      5,626      15,750       9,399
Loans held for securitization...     94,062    138,642     204,158     238,574
                                 ---------- ---------- ----------- -----------
   Total interest income........    458,337    435,268     923,990     840,556
INTEREST EXPENSE
Deposits........................    194,205    167,990     389,866     316,836
Short-term borrowings...........      1,969      8,706       5,993      17,051
Long-term debt and bank notes...     95,280     73,828     185,675     141,146
                                 ---------- ---------- ----------- -----------
   Total interest expense.......    291,454    250,524     581,534     475,033
                                 ---------- ---------- ----------- -----------
NET INTEREST INCOME.............    166,883    184,744     342,456     365,523
Provision for possible credit
 losses.........................     78,542     87,363     167,140     145,768
                                 ---------- ---------- ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................     88,341     97,381     175,316     219,755
OTHER OPERATING INCOME
Interchange.....................     33,442     29,180      64,014      55,228
Credit card fees................     28,992     29,693      61,529      58,697
Securitization income...........    676,649    618,915   1,294,014   1,195,653
Other...........................     26,113     17,046      45,149      27,876
                                 ---------- ---------- ----------- -----------
   Total other operating income. $  765,196 $  694,834 $ 1,464,706 $ 1,337,454





                                 For the Three Months    For the Six Months
                                    Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  261,236 $  252,420 $   507,798 $   477,877
Occupancy expense of premises...     26,962     20,365      53,438      39,197
Furniture and equipment expense.     41,682     35,741      85,789      69,357
Other...........................    245,808    256,862     473,798     538,748
                                 ---------- ---------- ----------- -----------
   Total other operating
    expense.....................    575,688    565,388   1,120,823   1,125,179
                                 ---------- ---------- ----------- -----------
Income before income taxes......    277,849    226,827     519,199     432,030
Applicable income taxes.........    105,861     88,394     197,815     169,655
                                 ---------- ---------- ----------- -----------
NET INCOME...................... $  171,988 $  138,433 $   321,384 $   262,375
                                 ========== ========== =========== ===========

EARNINGS PER COMMON SHARE....... $      .34 $      .26 $       .63 $       .50
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION..............        .32        .25         .60         .48

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                       MBNA CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
         (dollars in thousands, except per share amounts) (unaudited)

                                       Outstanding Shares
                                       ------------------
                                       Preferred  Common   Preferred  Common
                                         (000)    (000)      Stock     Stock
                                       --------- --------  --------- ---------
BALANCE, DECEMBER 31, 1997............     8,574  501,188  $      86 $   5,012
Net income............................         -        -          -         -
Cash dividends:
  Common-$.18 per share...............         -        -          -         -
  Preferred...........................         -        -          -         -
Exercise of stock options and other
 awards...............................         -    4,555          -        46
Acquisition and retirement of
 common stock.........................         -   (4,555)         -       (46)
Foreign currency translation, net
 of tax (accumulated amount of
 $5,737 at June 30, 1998).............         -        -          -         -
Net unrealized losses on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $4,945 at June 30, 1998).............         -        -          -         -
Minimum benefit plan liability
 adjustment, net of tax
 (accumulated amount of ($4,575)
 at June 30, 1998)....................         -        -          -         -
                                       --------- --------  --------- ---------
BALANCE, JUNE 30, 1998................     8,574  501,188  $      86 $   5,012
                                       ========= ========  ========= =========
BALANCE, DECEMBER 31, 1996............    12,000  501,188  $     120 $   5,012
Net income............................         -        -          -         -
Cash dividends:
  Common-$.16 per share...............         -        -          -         -
  Preferred...........................         -        -          -         -
Exercise of stock options and other
 awards...............................         -    3,381          -        34
Acquisition and retirement of
 common stock.........................         -   (3,381)         -       (34)
Acquisition and retirement of
 preferred stock......................    (3,426)       -        (34)        -
Foreign currency translation, net
 of tax (accumulated amount of
 $5,014 at June 30, 1997).............         -        -          -         -
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $5,656 at June 30, 1997).............         -        -          -         -
                                       --------- --------  --------- ---------
BALANCE, JUNE 30, 1997................     8,574  501,188  $      86 $   5,012
                                       ========= ========  ========= =========
                                                Retained Earnings
                                                 and Accumulated
                                     Additional       Other          Total
                                      Paid-in     Comprehensive   Stockholders'
                                      Capital        Income          Equity
                                     ---------- ----------------- ------------
BALANCE, DECEMBER 31, 1997.......... $  424,377 $       1,540,575 $  1,970,050
Net income..........................          -           321,384      321,384
Cash dividends:
  Common-$.18 per share.............          -           (90,232)     (90,232)
  Preferred.........................          -            (7,226)      (7,226)
Exercise of stock options and other
 awards.............................     67,039                 -       67,085
Acquisition and retirement of
 common stock.......................   (149,786)                -     (149,832)
Foreign currency translation, net
 of tax (accumulated amount of
 $5,737 at June 30, 1998)...........          -             2,813        2,813
Net unrealized losses on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $4,945 at June 30, 1998)...........          -            (1,838)      (1,838)
Minimum benefit plan liability
 adjustment, net of tax
 (accumulated amount of ($4,575)
 at June 30, 1998)..................          -            (4,575)      (4,575)
                                     ---------- ----------------- ------------
BALANCE, JUNE 30, 1998.............. $  341,630 $       1,760,901 $  2,107,629
                                     ========== ================= ============
BALANCE, DECEMBER 31, 1996.......... $  602,231 $       1,096,945 $  1,704,308
Net income..........................          -           262,375      262,375
Cash dividends:
  Common-$.16 per share.............          -           (80,197)     (80,197)
  Preferred.........................          -            (8,845)      (8,845)
Exercise of stock options and other
 awards.............................     40,468                 -       40,502
Acquisition and retirement of
 common stock... ...................    (75,585)                -      (75,619)
Acquisition and retirement of
 preferred stock....................    (85,619)           (3,133)     (88,786)
Foreign currency translation, net
 of tax (accumulated amount of
 $5,014 at June 30, 1997)...........          -            (2,896)      (2,896)
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $5,656 at June 30, 1997)...........          -             4,933        4,933
                                     ---------- ----------------- ------------
BALANCE, JUNE 30, 1997.............. $  481,495 $       1,269,182 $  1,755,775
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

                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income......................................... $    321,384  $    262,375
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses.............      167,140       145,768
  Depreciation, amortization, and accretion........      112,070        65,820
  (Benefit) provision for deferred income taxes....       (3,442)        7,855
  Decrease (increase) in accrued income receivable.        1,131        (9,723)
  Increase in accounts receivable from
   securitizations.................................     (230,173)     (592,130)
  (Decrease) increase in accrued interest payable..       (2,104)       16,088
  (Increase) decrease in other operating activities      (27,974)      220,134
                                                    ------------  ------------
    Net cash provided by operating activities......      338,032       116,187

INVESTING ACTIVITIES
Net increase in money market instruments...........     (379,770)     (880,549)
Proceeds from maturities of investment securities
 available-for-sale................................    1,854,409     3,478,688
Purchases of investment securities
 available-for-sale................................   (1,103,983)   (3,866,426)
Proceeds from maturities of investment securities
 held-to-maturity .................................       49,023       151,407
Purchases of investment securities
 held-to-maturity..................................      (31,130)      (28,672)
Proceeds from securitization of loans..............    2,556,562     5,052,592
Portfolio acquisitions.............................   (1,394,684)     (454,716)
Amortization of securitized loans..................     (895,833)     (879,770)
Net loan originations..............................   (2,048,278)   (4,197,884)
Net purchases of premises and equipment............     (153,712)     (270,748)
                                                    ------------  ------------
    Net cash used in investing activities.......... $ (1,547,396) $ (1,896,078)




                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net (decrease) increase in time deposits........... $    (65,168) $  1,521,031
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts..............................      474,016       244,261
Net increase (decrease) in short-term borrowings...      625,629      (335,157)
Proceeds from issuance of long-term debt
 and bank notes....................................      511,577       957,884
Maturity of long-term debt and bank notes..........     (102,488)     (260,045)
Proceeds from exercise of stock options
 and other awards..................................       29,031        20,155
Acquisition and retirement of common stock.........     (149,832)      (75,619)
Acquisition and retirement of preferred stock......            -       (52,483)
Dividends paid.....................................      (92,564)      (85,839)
                                                    ------------  ------------
    Net cash provided by financing activities......    1,230,201     1,934,188
                                                    ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS..............       20,837       154,297
Cash and cash equivalents at beginning of period...      263,064       225,063
                                                    ------------  ------------
Cash and cash equivalents at end of period......... $    283,901  $    379,360
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................. $    585,514  $    457,989
                                                    ============  ============
Income taxes paid.................................. $    185,376  $     86,853
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













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended
June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements.

NOTE B: CORPORATION'S CHARTER AMENDMENT

On April 21, 1998, the stockholders of the Corporation approved an amendment to the Corporation's charter to increase the number of authorized shares of common stock from 700.0 million shares to 1.5 billion shares. The amendment became effective April 28, 1998.

NOTE C:  INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. Intangible assets, which are included in other assets, had a net book value of $431.8 million and $366.1 million at June 30, 1998 and December 31, 1997, respectively.

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










NOTE D: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 1998, the Corporation issued long-term debt and bank notes consisting of the following:


                                                              Par Value
                                                       ----------------------
                                                       (dollars in thousands)

Fixed-Rate Senior Medium-Term Notes, with interest
 rates varying from 6.306% to 6.34%, payable
 semiannually, maturing in 2003.....................          $ 55,000

Floating-Rate Senior Medium-Term Notes, priced
 between 50 basis points and 66 basis points over
 the three-month London Interbank Offered Rate
 (LIBOR), payable quarterly, maturing in varying
 amounts from 2001 through 2003.....................           210,000

6.75% Subordinated Notes, payable semiannually,
 maturing in 2008...................................           250,000

The 6.75% Subordinated Notes are subordinated to the claims of depositors and other creditors of MBNA America Bank, N.A., unsecured, and not subject to redemption prior to maturity.

NOTE E: EARNINGS PER COMMON SHARE

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

On July 14, 1998, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, which will be effected in the form of a dividend, to be issued October 1, 1998, to stockholders of record as of September 15, 1998. Per common share data and weighted average common shares outstanding and common stock equivalents have not been restated to reflect this stock split.



Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
BASIC
Net income...................... $  171,988 $  138,433 $   321,384 $   262,375
Less: preferred stock dividend
 requirements...................      3,604      5,747       7,226      11,978
                                 ---------- ---------- ----------- -----------
Net income applicable to common
 stock.......................... $  168,384 $  132,686 $   314,158 $   250,397
                                 ========== ========== =========== ===========
Weighted average common shares
 outstanding (000)..............    501,205    501,219     501,226     501,224
                                 ========== ========== =========== ===========
Earnings per common share....... $      .34 $      .26 $       .63 $       .50
                                 ========== ========== =========== ===========

DILUTED
Net income...................... $  171,988 $  138,433 $   321,384 $   262,375
Less: preferred stock dividend
 requirements...................      3,604      5,747       7,226      11,978
                                 ---------- ---------- ----------- -----------
Net income applicable to common
 stock.......................... $  168,384 $  132,686 $   314,158 $   250,397
                                 ========== ========== =========== ===========
Weighted average common shares
 outstanding (000)..............    501,205    501,219     501,226     501,224
Net effect of dilutive stock
 options-based on the treasury
 stock method using average
 market price (000).............     25,740     23,706      26,325      23,878
                                 ---------- ---------- ----------- ----------
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............    526,945    524,925     527,551     525,102
                                 ========== ========== =========== ===========
Earnings per common share-
 assuming dilution.............. $      .32 $      .25 $       .60 $       .48
                                 ========== ========== =========== ===========

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







NOTE F: PREFERRED STOCK

The Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                         Series A              Series B
                                   --------------------- ---------------------
                                            Dividend Per          Dividend Per
                                   Dividend   Preferred  Dividend  Preferred
Declaration Date   Payment Date      Rate      Share       Rate      Share
---------------- ----------------  -------- ------------ -------- ------------
January 13, 1998 April 15, 1998      7.50%    $ .46875     5.86%    $  .3660
April 14, 1998   July 15, 1998       7.50       .46875     5.85        .3654
July 14, 1998    October 15, 1998    7.50       .46875     5.58        .3490


NOTE G:  COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements and had no impact on the Corporation's consolidated financial statements. Statement
No. 130 requires unrealized gains or losses on the Corporation's investment securities available-for-sale and other financial instruments, foreign currency translation, and changes in certain minimum benefit plan liabilities, to be included in other comprehensive income.

The components of comprehensive income, net of tax, for the three and six months ended June 30, 1998 and 1997 are as follows:


                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
Net Income...................... $  171,988 $  138,433 $   321,384 $   262,375
Foreign currency translation....       (888)     1,774       2,813      (2,896)
Net unrealized gains (losses)
 on investment securities
 available-for-sale and other
 financial instruments..........        606      4,123      (1,838)      4,933
Minimum benefit plan liability
 adjustment.....................          -          -      (4,575)          -
                                 ---------- ---------- ----------- -----------
Comprehensive income............ $  171,706 $  144,330 $   317,784 $   264,412
                                 ========== ========== =========== ===========









The components of accumulated other comprehensive income, net of tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                     June 30,    December 31,
                                                       1998          1997
                                                   ------------  ------------
Foreign currency translation....................   $      5,737  $      2,924
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments....................................          4,945         6,783
Minimum benefit plan liability adjustment.......         (4,575)            -
                                                   ------------  ------------
Accumulated other comprehensive income..........          6,107         9,707
Retained earnings...............................      1,754,794     1,530,868
                                                   ------------  ------------
Retained earnings and accumulated other
 comprehensive income...........................   $  1,760,901  $  1,540,575
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

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. Earlier application is encouraged. The Corporation adopted SOP 98-1 during the three month period ending March 31, 1998. The adoption of SOP 98-1 did not have a material impact on the Corporation's consolidated financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), was issued. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 1999. Based on the Corporation's current level of derivative and hedging activities, the adoption of Statement No. 133 will not have a material impact on the Corporation's consolidated financial statements.

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

On July 14, 1998, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, which will be effected in the form of a dividend, to be issued October 1, 1998, to stockholders of record as of September 15, 1998. Per common share data and weighted average common shares outstanding and common stock equivalents have not been restated to reflect this stock split.

EARNINGS SUMMARY

Net income for the three months ended June 30, 1998 increased 24.2% to $172.0 million or $.32 per common share, from $138.4 million or $.25 per common share for the same period in 1997. Net income for the six months ended June 30, 1998 increased 22.5% to $321.4 million, or $.60 per common share, from $262.4 million or $.48 per common share for the same period in 1997. Earnings per common share amounts are presented assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. Total managed loans at June 30, 1998 were $52.7 billion, a $9.6 billion increase from June 30, 1997, and a $3.4 billion increase since December 31, 1997. The Corporation acquired 221 new endorsements from organizations and added 4.2 million new accounts during the six months ended June 30, 1998. Included in the Corporation's managed loan growth are $1.4 billion of credit card and other consumer loan receivables acquired during the six months ended June 30, 1998. The Corporation's average managed loans increased 20.7% and 23.7% to $50.4 billion and $50.1 billion for the three and six months ended June 30, 1998, compared to $41.8 billion and $40.5 billion for the same periods in 1997, respectively.

The Corporation continues to be an active participant in the asset securitization market. Securitization converts interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three and six months ended June 30, 1998, the Corporation securitized approximately $1.4 billion and $2.6 billion of loan receivables, respectively, bringing the total amount of outstanding securitized loans to $40.0 billion as of June 30, 1998.

Return on average total assets for the three and six months ended June 30, 1998, was 3.16% and 2.99%, as compared to 2.96% and 2.92% for the same periods during 1997, respectively. The increase in the return on average total assets for the three and six months ended June 30, 1998 is a result of the Corporation's net income growing faster than its average total assets as a result of securitization. The Corporation's return on average stockholders' equity for the three and six months ended June 30, 1998 was 34.25% and 32.76%, compared to 33.02% and 31.46% for the same periods in 1997, respectively. The higher return on average stockholders' equity is primarily a result of the 24.2% and 22.5% increase in net income for the three and six months ended
June 30, 1998 which exceeded the 19.7% and 17.6% increase in average stockholders' equity. The slower growth in average stockholders' equity was primarily a result of the Corporation's acquisition of its common stock and payment of dividends to stockholders. The Corporation repurchases common stock when it issues shares upon exercise of stock options or restricted stock awards pursuant to the Corporation's Long Term Incentive Plans.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1998, on a fully taxable equivalent basis, was $167.4 million and $343.4 million, compared to $185.2 million and $366.4 million for the same periods in 1997, respectively. The decrease in net interest income for the three and six months ended June 30, 1998 is primarily a result of an increase in average interest-bearing liabilities of $2.6 billion and $3.1 billion, respectively, offset by an increase in average interest-earning assets of $1.4 billion and $1.9 billion, respectively, as compared to the same periods in 1997. The increase in interest-bearing liabilities during these periods resulted primarily from funding the increases in interest-earning assets, premises and equipment, and accounts receivable from securitizations, which is included in other assets. In addition, yields earned on average interest-earning assets declined 48 basis points and 34 basis points for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease in yields earned on average interest-earning assets is primarily a result of an increase in lower yielding investment securities and money market instruments as a percentage of average interest-earning assets.

The net interest margin, on a fully taxable equivalent basis, was 4.20% and 4.34% for the three and six months ended June 30, 1998, as compared to 5.10% and 5.24% for the same periods in 1997, respectively. The decline in the net interest margin for both the three and six months ended June 30, 1998 is primarily a result of the decrease in net interest income, combined with the increase in average interest-earning assets for the three and six months ended June 30, 1998, as compared to the same periods in 1997.



INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities and money market instruments, on a fully taxable equivalent basis, increased $18.7 million to $71.7 million, and $35.9 million to $135.5 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase for the three and six months ended June 30, 1998 is primarily a result of an increase of $1.7 billion and $1.4 billion in average money market instruments when compared to the same periods in 1997, respectively. The increase in average money market instruments is the result of the timing of receipt of funds from loan securitizations, deposits and long-term debt and bank notes. Funds received from these sources are invested in short-term, liquid money market instruments until they are needed to fund loan growth and for other future liquidity needs. The yield earned on investment securities and money market instruments increased 7 basis points and 17 basis points for the three and six months ended June 30, 1998, as compared to the same periods in 1997, respectively.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$4.4 million and $47.6 million to $387.1 million and $789.4 million for the three and six months ended June 30, 1998, as compared to the same periods in 1997, respectively. The increase is primarily attributable to an increase in average loan receivables of $161.3 million and $712.5 million for the three and six months ended June 30, 1998, as compared to the same periods in 1997, respectively. The yield earned by the Corporation on loan receivables declined 4 basis points to 14.12% for the three months ended June 30, 1998 and 5 basis points to 14.15% for the six months ended June 30, 1998, as compared to the same periods in 1997.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans.























TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)

                                             June 30, 1998   December 31, 1997
                                             --------------  -----------------
                                              (unaudited)
Loans held for securitization:
  Domestic:
    Credit card.........................     $    2,237,712  $       2,297,400
    Other consumer......................            550,000                  -
                                             --------------  -----------------
      Total domestic loans held for
       securitization...................          2,787,712          2,297,400
  Foreign...............................            605,085            602,798
                                             --------------  -----------------
      Total loans held for
       securitization...................          3,392,797          2,900,198
Loan portfolio:
  Domestic:
    Credit card.........................          5,724,143          5,475,933
    Other consumer......................          2,473,706          2,187,216
                                             --------------  -----------------
      Total domestic loan portfolio.....          8,197,849          7,663,149
  Foreign...............................          1,124,238            598,727
                                             --------------  -----------------
      Total loan portfolio..............          9,322,087          8,261,876
                                             --------------  -----------------
      Total loan receivables............     $   12,714,884  $      11,162,074
                                             ==============  =================

DEPOSITS

Total interest expense on deposits increased $26.2 million and $73.0 million to $194.2 million and $389.9 million for the three and six months ended June 30, 1998, as compared to the same periods in 1997. The increase is the result of an increase in average interest-bearing deposits of $1.6 billion and $2.1 billion for the three and six months ended June 30, 1998, respectively, combined with a 6 basis point and 17 basis point increase in the rates paid on average interest-bearing deposits for the three and six months ended June 30, 1998, respectively, as compared with the same periods in 1997. The increase in average interest-bearing deposits is a result of the Corporation's continued emphasis on marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings decreased $6.7 million and $11.1 million to $2.0 million and $6.0 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease is primarily the result of a decrease in average short-term borrowings of $471.8 million and $419.4 million for the three and six months ended
June 30, 1998, respectively, as compared to the same periods in 1997, offset by an increase of 57 basis points and 119 basis points for the three and six months ended June 30, 1998 in the rates paid on these average short-term borrowings as compared to the same periods in 1997, respectively.
Total interest expense on long-term debt and bank notes increased $21.5 million and $44.5 million to $95.3 million and $185.7 million for the three and six months ended June 30, 1998, as compared to the same periods in 1997, respectively. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to diversify funding sources, to fund loan growth, to acquire premises and equipment, and for other general corporate purposes. Average long-term debt and bank notes increased $1.4 billion for both the three and six months ended June 30, 1998, as compared to the same periods in 1997.
TABLE 2: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        June 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      6,292    4.65% $       73
    Foreign...................................    2,271,589    5.78      32,721
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    2,277,881    5.77      32,794
  Federal funds sold and securities purchased
   under resale agreements....................      617,002    5.57       8,575
  Investment securities(a):
    Taxable...................................    1,992,607    5.83      28,953
    Tax-exempt(b).............................       92,425    6.06       1,396
                                               ------------          ----------
        Total investment securities...........    2,085,032    5.84      30,349
  Loans held for securitization:
    Domestic..................................    2,179,209   14.63      79,492
    Foreign...................................      418,070   13.98      14,570
                                               ------------          ----------
        Total loans held for securitization...    2,597,279   14.53      94,062
  Loans:
    Domestic:
      Credit card.............................    5,644,181   14.20     199,859
      Other consumer..........................    1,936,984   13.53      65,321
                                               ------------          ----------
        Total domestic loans..................    7,581,165   14.03     265,180
    Foreign...................................      821,056   13.61      27,866
                                               ------------          ----------
        Total loans...........................    8,402,221   13.99     293,046
                                               ------------          ----------
        Total interest-earning assets.........   15,979,415   11.52  $  458,826
Cash and due from banks.......................      425,724
Premises and equipment, net...................    1,644,067
Other assets..................................    3,932,210
Reserve for possible credit losses............     (185,275)
                                               ------------
        Total assets.......................... $ 21,796,141
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1998 was $489.
                                                  For the Three Months Ended
                                                        June 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,650,832    6.32% $  136,413
      Money market deposit accounts...........    3,426,364    5.49      46,940
      Interest-bearing transaction accounts...       31,497    4.75         373
      Savings accounts........................        8,706    4.65         101
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,117,399    6.08     183,827
    Foreign:
      Time deposits...........................      597,113    6.97      10,378
                                               ------------          ----------
        Total interest-bearing deposits.......   12,714,512    6.13     194,205
  Borrowed funds:
    Short-term borrowings:
      Domestic................................       28,519    5.71         406
      Foreign.................................       94,002    6.67       1,563
                                               ------------          ----------
        Total short-term borrowings...........      122,521    6.45       1,969
    Long-term debt and bank notes:
      Domestic(c).............................    5,685,488    6.42      91,063
      Foreign.................................      221,849    7.62       4,217
                                               ------------          ----------
        Total long-term debt and bank notes...    5,907,337    6.47      95,280
                                               ------------          ----------
        Total borrowed funds..................    6,029,858    6.47      97,249
                                               ------------          ----------
        Total interest-bearing liabilities....   18,744,370    6.24     291,454
Demand deposits...............................      395,157
Other liabilities.............................      642,683
                                               ------------
        Total liabilities.....................   19,782,210
Stockholders' equity..........................    2,013,931
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 21,796,141
                                               ============          ----------
        Net interest income...................                       $  167,372
                                                                     ==========
        Net interest margin...................                 4.20
        Interest rate spread..................                 5.28

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.




                                                  For the Three Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      2,675    4.05% $       27
    Foreign...................................      829,892    5.63      11,657
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................      832,567    5.63      11,684
  Federal funds sold and securities purchased
   under resale agreements....................      405,264    5.57       5,626
  Investment securities(a):
    Taxable...................................    2,402,576    5.74      34,361
    Tax-exempt(b).............................       87,954    6.24       1,369
                                               ------------          ----------
        Total investment securities...........    2,490,530    5.75      35,730
  Loans held for securitization:
    Domestic..................................    3,382,245   14.46     121,928
    Foreign...................................      486,493   13.78      16,714
                                               ------------          ----------
        Total loans held for securitization...    3,868,738   14.37     138,642
  Loans:
    Domestic:
      Credit card.............................    4,949,029   13.94     171,979
      Other consumer..........................    1,655,316   14.33      59,152
                                               ------------          ----------
        Total domestic loans..................    6,604,345   14.04     231,131
    Foreign...................................      365,135   14.21      12,934
                                               ------------          ----------
        Total loans...........................    6,969,480   14.05     244,065
                                               ------------          ----------
        Total interest-earning assets.........   14,566,579   12.00  $  435,747
Cash and due from banks.......................      460,614
Premises and equipment, net...................    1,193,588
Other assets..................................    2,694,262
Reserve for possible credit losses............     (132,484)
                                               ------------
        Total assets.......................... $ 18,782,559
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1997 was $479.
                                                  For the Three Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits(c)........................ $  7,713,402    6.27% $  120,603
      Money market deposit accounts...........    2,826,773    5.51      38,859
      Interest-bearing transaction accounts...       27,150    4.70         318
      Savings accounts........................       11,537    4.66         134
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   10,578,862    6.06     159,914
    Foreign:
      Time deposits...........................      526,198    6.16       8,076
                                               ------------          ----------
        Total interest-bearing deposits.......   11,105,060    6.07     167,990
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      518,316    5.75       7,430
      Foreign.................................       76,054    6.73       1,276
                                               ------------          ----------
        Total short-term borrowings...........      594,370    5.88       8,706
    Long-term debt and bank notes:
      Domestic(c).............................    4,292,883    6.54      70,043
      Foreign.................................      189,715    8.00       3,785
                                               ------------          ----------
        Total long-term debt and bank notes...    4,482,598    6.61      73,828
                                               ------------          ----------
        Total borrowed funds..................    5,076,968    6.52      82,534
                                               ------------          ----------
        Total interest-bearing liabilities....   16,182,028    6.21     250,524
Demand deposits...............................      303,883
Other liabilities.............................      614,856
                                               ------------
        Total liabilities.....................   17,100,767
Stockholders' equity..........................    1,681,792
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 18,782,559
                                               ============          ----------
        Net interest income...................                       $  185,223
                                                                     ==========
        Net interest margin...................                 5.10
        Interest rate spread..................                 5.79

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                   For the Six Months Ended
                                                        June 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $     14,146    4.93% $      346
    Foreign...................................    1,922,912    5.85      55,795
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    1,937,058    5.84      56,141
  Federal funds sold and securities purchased
   under resale agreements....................      569,438    5.58      15,750
  Investment securities(a):
    Taxable...................................    2,101,258    5.85      60,966
    Tax-exempt(b).............................       89,096    5.90       2,605
                                               ------------          ----------
        Total investment securities...........    2,190,354    5.85      63,571
  Loans held for securitization:
    Domestic..................................    2,301,646   14.49     165,400
    Foreign...................................      530,655   14.73      38,758
                                               ------------          ----------
        Total loans held for securitization...    2,832,301   14.54     204,158
  Loans:
    Domestic:
      Credit card.............................    5,657,136   14.12     396,050
      Other consumer..........................    2,026,494   13.86     139,300
                                               ------------          ----------
        Total domestic loans..................    7,683,630   14.05     535,350
    Foreign...................................      732,545   13.75      49,932
                                               ------------          ----------
        Total loans...........................    8,416,175   14.02     585,282
                                               ------------          ----------
        Total interest-earning assets.........   15,945,326   11.70  $  924,902
Cash and due from banks.......................      464,663
Premises and equipment, net...................    1,629,022
Other assets..................................    3,832,255
Reserve for possible credit losses............     (177,007)
                                               ------------
        Total assets.......................... $ 21,694,259
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the six months ended June 30, 1998 was $912.
                                                   For the Six Months Ended
                                                        June 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,782,907    6.34% $  276,219
      Money market deposit accounts...........    3,318,795    5.52      90,885
      Interest-bearing transaction accounts...       31,563    4.79         749
      Savings accounts........................        9,782    4.72         229
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,143,047    6.11     368,082
    Foreign:
      Time deposits...........................      613,740    7.16      21,784
                                               ------------          ----------
        Total interest-bearing deposits.......   12,756,787    6.16     389,866
  Borrowed funds:
    Short-term borrowings:
      Domestic................................       27,795    5.63         776
      Foreign.................................      144,926    7.26       5,217
                                               ------------          ----------
        Total short-term borrowings...........      172,721    7.00       5,993
    Long-term debt and bank notes:
      Domestic(c).............................    5,517,009    6.49     177,497
      Foreign.................................      221,865    7.43       8,178
                                               ------------          ----------
        Total long-term debt and bank notes...    5,738,874    6.52     185,675
                                               ------------          ----------
        Total borrowed funds..................    5,911,595    6.54     191,668
                                               ------------          ----------
        Total interest-bearing liabilities....   18,668,382    6.28     581,534
Demand deposits...............................      390,130
Other liabilities.............................      657,251
                                               ------------
        Total liabilities.....................   19,715,763
Stockholders' equity..........................    1,978,496
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 21,694,259
                                               ============          ----------
        Net interest income...................                       $  343,368
                                                                     ==========

        Net interest margin...................                 4.34
        Interest rate spread..................                 5.42

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.


                                                   For the Six Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      2,687    4.13% $       55
    Foreign...................................      778,482    5.58      21,549
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................      781,169    5.58      21,604
  Federal funds sold and securities purchased
   under resale agreements....................      344,381    5.50       9,399
  Investment securities(a):
    Taxable...................................    2,343,556    5.68      65,966
    Tax-exempt(b).............................       88,070    6.01       2,626
                                               ------------          ----------
        Total investment securities...........    2,431,626    5.69      68,592
  Loans held for securitization:
    Domestic..................................    2,960,709   14.34     210,527
    Foreign...................................      397,747   14.22      28,047
                                               ------------          ----------
        Total loans held for securitization...    3,358,456   14.33     238,574
  Loans:
    Domestic:
      Credit card.............................    4,991,885   14.02     347,143
      Other consumer..........................    1,839,623   14.54     132,634
                                               ------------          ----------
        Total domestic loans..................    6,831,508   14.16     479,777
    Foreign...................................      346,032   13.71      23,529
                                               ------------          ----------
        Total loans...........................    7,177,540   14.14     503,306
                                               ------------          ----------
        Total interest-earning assets.........   14,093,172   12.04  $  841,475
Cash and due from banks.......................      447,120
Premises and equipment, net...................    1,139,792
Other assets..................................    2,581,658
Reserve for possible credit losses............     (125,886)
                                               ------------
        Total assets.......................... $ 18,135,856
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the six months ended June 30, 1997 was $919.
                                                   For the Six Months Ended
                                                        June 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits(c)........................ $  7,418,814    6.20% $  228,204
      Money market deposit accounts...........    2,793,371    5.41      74,934
      Interest-bearing transaction accounts...       26,777    4.64         616
      Savings accounts........................       11,261    4.60         257
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   10,250,223    5.98     304,011
    Foreign:
      Time deposits...........................      419,337    6.17      12,825
                                               ------------          ----------
        Total interest-bearing deposits.......   10,669,560    5.99     316,836
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      524,504    5.69      14,798
      Foreign.................................       67,626    6.72       2,253
                                               ------------          ----------
        Total short-term borrowings...........      592,130    5.81      17,051
    Long-term debt and bank notes:
      Domestic(c).............................    4,174,244    6.53     135,239
      Foreign.................................      146,122    8.15       5,907
                                               ------------          ----------
        Total long-term debt and bank notes...    4,320,366    6.59     141,146
                                               ------------          ----------
        Total borrowed funds..................    4,912,496    6.49     158,197
                                               ------------          ----------
        Total interest-bearing liabilities....   15,582,056    6.15     475,033
Demand deposits...............................      304,259
Other liabilities.............................      567,802
                                               ------------
        Total liabilities.....................   16,454,117
Stockholders' equity..........................    1,681,739
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 18,135,856
                                               ============          ----------
        Net interest income...................                       $  366,442
                                                                     ==========
        Net interest margin...................                 5.24
        Interest rate spread..................                 5.89

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



OTHER OPERATING INCOME

Total other operating income increased 10.1% and 9.5% to $765.2 million and $1.5 billion for the three and six months ended June 30, 1998, respectively, from $694.8 million and $1.3 billion for the same periods in 1997. The increase in other operating income is primarily attributable to a 9.3% and 8.2% increase in securitization income, which grew to $676.6 million and $1.3 billion for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. Securitization income includes the gains recognized by the Corporation as a result of the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125) on January 1, 1997, in addition to other earnings recognized by the Corporation for the servicing of previously securitized loans. The gains recognized by the Corporation as a result of Statement No. 125 were $7.4 million and $11.5 million for the three and six months ended June 30, 1998, respectively, as compared to $121.3 million and $244.4 million for the same periods in 1997. Without these gains, securitization income would have increased 34.5% and 34.8%, for the three and six months ended June 30, 1998, respectively, while other operating income would have increased 32.1% and 33.0% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase in securitization income is primarily attributable to the growth in average securitized loans, which increased $8.5 billion and $8.9 billion, or 27.5% and 29.6%, to $39.4 billion and $38.8 billion for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. In addition, other income increased $9.1 million and $17.3 million for the three and six months ended June 30, 1998, respectively, primarily as a result of the growth in fee income generated from the Corporation's insurance agency business.

OTHER OPERATING EXPENSE

Total other operating expense increased 1.8% to $575.7 million and decreased
 .4% to $1.1 billion for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. Total other operating expense for these periods includes the Corporation's investment in additional business development efforts of an amount equivalent to the gains recognized by the Corporation as a result of the adoption of Statement No. 125. Without these expenses, total other operating expense would have increased 28.0% and 26.0% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, reflecting the Corporation's continued investment in business development to enhance the ability of the Corporation to attract and retain Customers. For the six months ended June 30, 1998, the Corporation added 4.2 million new accounts. Table 3 provides further detail regarding the Corporation's other operating expenses.











TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................  $  54,660  $  70,090  $ 110,177  $ 149,321
Advertising.......................     36,244     38,173     58,408     87,200
Collection........................      8,251      7,232     14,960     13,166
Stationery and supplies...........      7,939      7,856     15,176     15,495
Service bureau....................      8,586      6,759     15,652     14,042
Postage and delivery..............     49,030     48,150     94,198    103,786
Telephone usage...................     11,818     14,173     24,873     28,538
Credit card fraud losses..........     20,298     16,088     40,724     31,121
Amortization of intangible assets.      9,923      7,281     20,255     14,129
Computer software.................     12,420     10,223     23,804     18,142
Other.............................     26,639     30,837     55,571     63,808
                                    ---------  ---------  ---------  ---------
  Total other operating expense...  $ 245,808  $ 256,862  $ 473,798  $ 538,748
                                    =========  =========  =========  =========

INCOME TAXES

Applicable income taxes increased $17.5 million and $28.2 million to $105.9 million and $197.8 million for the three and six months ended June 30, 1998, Respectively, as compared to the same periods in 1997.

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

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.36% at June 30, 1998, compared with 3.93% at December 31, 1997. The Corporation's managed delinquency, as a percentage of managed loans, was 4.60% at June 30, 1998, as compared with 4.59% at December 31, 1997. Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.
TABLE 4: DELINQUENT LOANS
(dollars in thousands)

                                        June 30, 1998        December 31, 1997
                                      ------------------     -----------------
                                         (unaudited)
Loan portfolio....................... $ 9,322,087            $ 8,261,876
Loans delinquent:
  30 to 59 days...................... $   119,079   1.28%    $   125,870  1.52%
  60 to 89 days......................      59,865    .64          64,275   .78
  90 or more days....................     133,861   1.44         134,865  1.63
                                      -----------  -----     ----------- -----
    Total............................ $   312,805   3.36%    $   325,010  3.93%
                                      ===========  =====     =========== =====
Loans delinquent by geographic area:
  Domestic........................... $   290,288   3.54%    $   313,467  4.09%
  Foreign............................      22,517   2.00          11,543  1.93

Net Credit Losses

Net credit losses for the three and six months ended June 30, 1998 were $71.6 million and $145.5 million, respectively, as compared to $66.5 million and $117.4 million for the same periods in 1997. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements. The increase in net credit losses for the three and six months ended June 30, 1998, reflects increases in the Corporation's outstanding loans, the general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables.

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells previously charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses as a percentage of average loan receivables were 2.61% and 2.59% for the three and six months ended June 30, 1998, respectively, as compared to 2.46% and 2.23% for the three and six months ended June 30, 1997, respectively. For the full year ended December 31, 1997, net credit losses were 2.14% of average loan receivables. The Corporation's managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 1998 were 4.42% and 4.30%, respectively, as compared to 3.96% and 3.86% for the same periods last year. For the full year ended December 31, 1997, managed credit losses were 3.97% of average managed loans.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing securitization income rather than the reserve for possible credit losses. The provision for possible credit losses for the three and six months ended
June 30, 1998 was $78.5 million and $167.1 million, respectively, as compared to $87.4 million and $145.8 million for the same periods in 1997. Table 5 presents an analysis of the Corporation's reserve for possible credit losses.

TABLE 5:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period....... $ 178,297  $ 127,828  $ 162,476  $ 118,427
  Reserves acquired................     9,511      2,996     10,508      5,026
  Provision for possible
   credit losses...................    78,542     87,363    167,140    145,768
  Foreign currency translation.....       (20)        74         69       (130)
  Credit losses:
    Domestic:
      Credit card..................   (81,427)   (78,229)  (167,289)  (155,392)
      Other consumer...............   (24,570)   (12,250)   (44,758)   (19,617)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses....................  (105,997)   (90,479)  (212,047)  (175,009)
    Foreign........................    (3,983)    (1,555)    (8,208)    (2,615)
                                    ---------  ---------  ---------  ---------
        Total credit losses........  (109,980)   (92,034)  (220,255)  (177,624)
  Recoveries:
    Domestic:
      Credit card..................    33,994     23,238     66,990     55,827
      Other consumer...............     3,218      1,797      5,553      3,633
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries..    37,212     25,035     72,543     59,460
    Foreign........................     1,123        457      2,204        792
                                    ---------  ---------  ---------  ---------
        Total recoveries...........    38,335     25,492     74,747     60,252
                                    ---------  ---------  ---------  ---------
  Net credit losses................   (71,645)   (66,542)  (145,508)  (117,372)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............. $ 194,685  $ 151,719  $ 194,685  $ 151,719
                                    =========  =========  =========  =========

CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. In March 1998, the Corporation began offering other consumer loans through MBNA America Bank (Delaware) (the "State Bank"), a state bank organized under Delaware law. The State Bank is subject to capital requirements adopted by the Federal Deposit Insurance Corporation. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by the federal bank regulators, that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, and the State Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and the State Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's, the Bank's, and the State Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 1998, the Corporation's, the Bank's, and the State Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and the State Bank were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 6, have been computed in accordance with regulatory accounting practices. The assets of the State Bank are not material and, therefore its capital ratios are not included in the table below.

TABLE 6:  REGULATORY CAPITAL RATIOS

                                                  June 30, 1998
                                   -------------------------------------------
                                                  Minimum     Well-Capitalized
                                     Ratios    Requirements     Requirements
                                   ----------  -------------  ----------------
                                                (unaudited)
MBNA Corporation
Tier 1............................    10.78%       4.00%             (a)
Total.............................    14.02        8.00              (a)
Leverage..........................    11.28        4.00              (a)

MBNA America Bank, N.A.
Tier 1............................    10.99%       4.00%            6.00%
Total.............................    13.90        8.00            10.00
Leverage..........................    11.55        4.00             5.00

(a)  Not applicable for bank holding companies.

During the six months ended June 30, 1998, the Corporation declared dividends on its preferred and common stock of $97.5 million. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. In addition, if the Corporation defers interest payments for consecutive periods covering five years on the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures.

The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 1998, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $983.2 million. Payment of dividends by the Bank to the Corporation, however, may be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of June 30, 1998. If this facility was drawn upon as of June 30, 1998, the amount of retained earnings available for declaration of dividends would have been limited to $708.7 million.

On July 14, 1998, the Board of Directors declared a quarterly dividend of $.09 per common share, payable October 1, 1998 to stockholders of record as of September 9, 1998. Also, on July 14, 1998 the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3490 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable October 15, 1998 to stockholders of record as of September 30, 1998.

LIQUIDITY AND RATE SENSITIVITY

The Corporation is managed with a focus on maintaining high-quality credit standards and prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

Liquidity Management

Liquidity management is the process by which the Corporation manages its access to various funding sources to meet its current and future operating needs. These needs change as loans grow, deposits mature, and payments on obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of loans, deposits, and other assets and liabilities.
This process is also affected by changes in the relationship between short-term and long-term interest rates.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short- and long-term funds. Funding sources are available to the Corporation through deposits, debt issuance, and equity programs. The Corporation also uses securitization of the Bank's loan receivables as a major funding alternative.

Deposits generated by the Bank are a major source of funds for the Corporation. Total deposits at June 30, 1998 and December 31, 1997 were $13.3 billion and $12.9 billion, respectively. Included in total deposits are $806.8 million of foreign time deposits at June 30, 1998, with the majority maturing within one year. Table 7 presents the maturities of the Corporation's deposits as of June 30, 1998.

TABLE 7: MATURITIES OF DEPOSITS AT JUNE 30, 1998
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 4,814,797  $   934,717  $ 5,749,514
Over three months through twelve months.    2,956,225      668,289    3,624,514
Over one year through five years........    2,677,687    1,264,223    3,941,910
Over five years.........................        6,123            -        6,123
                                          -----------  -----------  -----------
  Total deposits........................  $10,454,832  $ 2,867,229  $13,322,061
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $4.0 billion.

Funding sources are also available to the Corporation through debt programs established by the Corporation and the Bank. During the six months ended June 30, 1998, the Corporation issued $210.0 million of floating-rate and $55.0 million of fixed-rate senior medium-term notes, while the Bank issued $250.0 million of fixed-rate subordinated notes. The subordinated notes qualify as regulatory capital under the Comptroller of the Currency's guidelines and enhance the Bank's regulatory capital level, while providing a long-term source of funds. The proceeds from these issuances were used for general corporate purposes.

At June 30, 1998, the Corporation, through MBNA International, had utilized
33.5 million pounds sterling (approximately $55.8 million) from its existing
300.0 million pounds sterling multi-currency committed syndicated revolving credit facility. In addition, MBNA Canada Bank had CAD$170.0 million (approximately $115.8 million) drawn from two existing multi-currency syndicated revolving credit facilities and CAD$135.0 million (approximately $92.0 million) of commercial paper outstanding at June 30, 1998. These borrowings are included as part of short-term borrowings in the consolidated statements of financial condition.

The Corporation also held $1.8 billion in investment securities and $2.5 billion of money market instruments at June 30, 1998, compared with $2.5 billion in investment securities and $2.1 billion of money market instruments at December 31, 1997. During the six months ended June 30, 1998, the Corporation invested the funds from maturing investment securities into money market instruments. The investment securities primarily consisted of unencumbered, high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $1.8 billion in investment securities at June 30, 1998, $605.8 million is anticipated to mature within twelve months. The Corporation's available-for-sale investment securities portfolio, which consists primarily of short-term and variable-rate securities, was $1.4 billion at June 30, 1998. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in Table 8

TABLE 8: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 1998
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                      Year     1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  200,906  $  100,328  $        -  $      -
State and political subdivisions
 of the United States.............     89,162       4,519           -         -
Asset-backed and other securities.    138,807     807,283      80,231     3,116
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $  428,875  $  912,130  $   80,231  $  3,116
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $  143,222  $   12,210 $         -  $119,758
State and political subdivisions
 of the United States.............          -           -           -     1,644
Asset-backed and other securities.     33,718       1,000           -    16,917
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $  176,940  $   13,210  $        -  $138,319
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $  301,234  $  301,234
State and political subdivisions
 of the United States.............                 93,681      93,681
Asset-backed and other securities.              1,029,437   1,029,437
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $1,424,352  $1,424,352
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  275,190  $  271,036
State and political subdivisions
 of the United States.............                  1,644       1,425
Asset-backed and other securities.                 51,635      51,594
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  328,469  $  324,055
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

In addition to its on-balance sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of off-balance-sheet financial instruments. Off-balance-sheet financial instruments include interest rate swap agreements, forward exchange contracts, and foreign exchange swap agreements. The Corporation does not have any other off-balance-sheet financial instruments. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation analyzes its level of interest rate risk using several analytical techniques which all include the impact of on-balance-sheet and off-balance-sheet financial instruments.

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

Based on the simulation analysis at June 30, 1998, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $38 million if interest rates increased from current levels by 100 basis points over the twelve months.

These assumptions are inherently uncertain, and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset its potential exposure, among other factors.

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation periodically. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 1998, the Corporation would expect a decrease in stockholders' equity, net of tax, of approximately $13 million as a result of a 10% depreciation of the Corporation's unhedged foreign currencies to the U.S. dollar position.

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

During the three and six months ended June 30, 1998, the Bank securitized credit card loan receivables totaling $1.4 billion and $2.6 billion, respectively, including a securitization of 250.0 million pounds sterling by MBNA International Bank Limited. Amortization of previously securitized credit card loan receivables totaled $500.0 million and $895.8 million for the three and six months ended June 30, 1998, respectively. The total amount of outstanding securitized loans was $40.0 billion or 75.9% of managed loans as of June 30, 1998, compared to $38.2 billion or 77.4% of managed loans at December 31, 1997. An additional $2.7 billion of previously securitized loans is scheduled to amortize during the remainder of 1998.







Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months, or one month for the Consumer Loan Master Trust, drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 9 compares the average annualized yield for the three month period ended June 30, 1998, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 9: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 93-1(b)..................    22.79%       14.47%       8.32%
MasterTrust 93-3(b)..................    20.50        13.13        7.37
MasterTrust 93-4.....................    18.64        13.21        5.43
MasterTrust 94-1.....................    18.64        13.10        5.54
MasterTrust 94-2.....................    18.64        13.16        5.48
MasterTrust II 94-A..................    18.09        12.99        5.10
MasterTrust II 94-B..................    18.09        12.96        5.13
MasterTrust II 94-C..................    18.09        13.07        5.02
MasterTrust II 94-E..................    18.09        12.89        5.20
Gold Reserve.........................    17.75        14.38        3.37
MasterTrust II 95-A..................    18.09        13.07        5.02
MasterTrust II 95-B..................    18.09        12.95        5.14
MasterTrust II 95-C..................    18.09        13.00        5.09
MasterTrust II 95-D..................    18.09        12.87        5.22
MasterTrust II 95-E..................    18.09        13.01        5.08
Cards No. 1..........................    21.03        12.55        8.48
MasterTrust II 95-F..................    18.09        13.61        4.48
MasterTrust II 95-G..................    18.09        13.00        5.09
MasterTrust II 95-H..................    18.09        12.86        5.23
MasterTrust II 95-I..................    18.09        12.95        5.14
MasterTrust II 95-J..................    18.09        13.02        5.07
MasterTrust II 96-A..................    18.09        12.99        5.10
MasterTrust II 96-B..................    18.09        13.06        5.03
MasterTrust II 96-C..................    18.09        12.93        5.16
MasterTrust II 96-D..................    18.09        12.93        5.16
Cards No. 2..........................    21.03        12.52        8.51
MasterTrust II 96-E..................    18.09        12.96        5.13
MasterTrust II 96-F..................    18.09        13.13        4.96
MasterTrust II 96-G..................    18.09        12.98        5.11
MasterTrust II 96-H..................    18.11        12.89        5.22
MasterTrust II 96-I..................    18.12        12.94        5.18
MasterTrust II 96-J..................    18.09        12.94        5.15







                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust II 96-K..................    18.09%       12.93%       5.16%
MasterTrust II 96-L..................    18.11        12.83        5.28
MasterTrust II 96-M..................    18.11        12.94        5.17
Cards No. 3..........................    21.03        12.42        8.61
MasterTrust II 97-A..................    18.11        12.74        5.37
MasterTrust II 97-B..................    18.09        12.99        5.10
MasterTrust II 97-C..................    18.09        12.91        5.18
MasterTrust II 97-D..................    18.11        12.88        5.23
MasterTrust II 97-E..................    18.12        12.87        5.25
MasterTrust II 97-F..................    18.09        12.85        5.24
MasterTrust II 97-G..................    18.09        12.95        5.14
Cards No. 4..........................    21.03        12.95        8.08
MasterTrust II 97-H..................    18.12        12.98        5.14
MasterTrust II 97-I..................    18.09        12.89        5.20
MasterTrust II 97-J..................    18.09        12.92        5.17
Consumer Loan MasterTrust 97-1.......    16.32        13.61        2.71
MasterTrust II 97-K..................    18.09        12.93        5.16
MasterTrust II 97-L..................    18.11        12.80        5.31
MasterTrust II 97-M..................    18.12        12.90        5.22
MasterTrust II 97-N..................    18.11        12.86        5.25
MasterTrust II 97-O..................    18.09        12.97        5.12
MasterTrust II 98-A..................    18.13        13.49        4.64
Cards No. 5..........................    21.03        12.92        8.11


(a) MasterTrust II 98-B issued on April 14, 1998, and MasterTrust II 98-C issued on June 24, 1998 are excluded from the yields presented above as a result of their recency.

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

MANAGED ASSET DATA
(dollars in thousands)

                                           June 30, 1998     December 31, 1997
                                         -----------------   -----------------
AT PERIOD END:
  Loans held for securitization......... $       3,392,797   $       2,900,198
  Loan portfolio........................         9,322,087           8,261,876
  Securitized loans.....................        40,032,895          38,217,786
                                         -----------------   -----------------
    Total managed loans................. $      52,747,779   $      49,379,860
                                         =================   =================
    Total managed interest-earning
     assets............................. $      56,966,435   $      53,974,569
                                         =================   =================
    Total managed assets................ $      62,935,025   $      59,523,299
                                         =================   =================


                             For the Three Months        For the Six Months
                                Ended June 30,             Ended June 30,
                           ------------------------- -------------------------
                               1998         1997         1998         1997
                           ------------ ------------ ------------ ------------
AVERAGE:
  Loans held for
   securitization......... $  2,597,279 $  3,868,738 $  2,832,301 $  3,358,456
  Loan portfolio..........    8,402,221    6,969,480    8,416,175    7,177,540
  Securitized loans.......   39,415,940   30,916,249   38,807,228   29,937,986
                           ------------ ------------ ------------ ------------
    Total managed loans... $ 50,415,440 $ 41,754,467 $ 50,055,704 $ 40,473,982
                           ============ ============ ============ ============
    Total managed
     interest-earning
     assets............... $ 55,395,355 $ 45,482,828 $ 54,752,554 $ 44,031,158
                           ============ ============ ============ ============
    Total managed assets.. $ 61,212,081 $ 49,698,808 $ 60,501,487 $ 48,073,842
                           ============ ============ ============ ============
MANAGED RATIOS:
  Net interest margin
   (on an FTE basis).....          7.45%        7.40%        7.41%        7.47%
  Delinquency............          4.60         4.21
  Net credit losses......          4.42         3.96         4.30         3.86
PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Stockholder proposals to be included in the Corporation's proxy material for the 1999 Annual Meeting of Stockholders must be received at the Corporation's principal executive offices not later than November 20, 1998.

Pursuant to Rule 14a-4 of the Securities Exchange Act of 1934, for the Corporation's 1999 Annual Meeting of Stockholders, the Corporation will have discretionary authority to vote shares represented by proxies on proposals raised at the Annual Meeting if the Corporation does not receive notice of the proposal by January 19, 1999.

A Corporation Bylaw provides that no business may be brought before an annual or special meeting unless the stockholder has given written notice of the business to the Corporation's Secretary not later than 60 days prior to the date of the meeting, or if less than 70 days notice of the date of the meeting has been given, the stockholder has given written notice within 10 days following notice or publication of the date of the meeting.

The Corporation expects to provide notice of the date of the 1999 Annual Meeting of Stockholders in its Form 10-Q for the period ended September 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule


Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    519,199  $    432,030
Fixed charges....................................       591,093       482,328
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (4,549)       (1,452)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,105,743  $    912,906
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    586,218  $    476,572
Portion of rents representative of the interest
 factor..........................................         4,875         5,756
                                                   ------------  ------------
Fixed charges....................................       591,093       482,328
Preferred stock dividend requirements (a)........        11,674        19,723
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    602,767  $    502,051
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          1.83          1.82

                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    519,199  $    432,030
Fixed charges....................................       201,227       165,492
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (4,559)       (1,462)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    715,867  $    596,060
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    196,352  $    159,736
Portion of rents representative of the interest
 factor..........................................         4,875         5,756
                                                   ------------  ------------
Fixed charges....................................       201,227       165,492
Preferred stock dividend requirements (a)........        11,674        19,723
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    212,901  $    185,215
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          3.36          3.22


(a) Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.


The ratio of earnings to combined fixed charges and preferred stock dividend requirements is computed by dividing (i) income before income taxes and fixed charges less interest capitalized during such period, net of amortization of previously capitalized interest, by (ii) fixed charges and preferred stock dividend requirements. Fixed charges consist of interest expense on borrowings, including capitalized interest (including or excluding deposits, as applicable), and the portion of rental expense which is deemed representative of interest. The preferred stock dividend requirements represent the pretax earnings which would have been required to cover such dividend requirements on the Corporation's preferred stock outstanding.







b.  Reports on Form 8-K

  1. Report dated April 14, 1998, reporting MBNA Corporation's earnings release for the first quarter of 1998.

  2. Report dated April 30, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1998.

  3. Report dated May 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for May 1998.

  4. Report dated June 24, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  5. Report dated June 30, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for June 1998.

  6. Report dated July 14, 1998, reporting MBNA Corporation's earnings release for the second quarter of 1998.

  7. Report dated July 30, 1998, reporting the securitization of $559.0 million of credit card receivables by MBNA America Bank, N.A.

  8. Report dated July 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1998.

  9. Report dated August 11, 1998, reporting the securitization of $882.4 million of credit card receivables by MBNA America Bank, N.A
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  August 14, 1998                   By:    /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer