Form 10-Q
period 1998-09-30
MBNA CORP
filed 1998-11-16
CIK 870517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                              -------------------------------------------------
                                      or

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

              Common Stock, $.01 Par Value -- 751,781,250 Shares
                     Outstanding as of September 30, 1998
                            MBNA CORPORATION AND SUBSIDIARIES

                              Table of Contents

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           September 30, 1998 (unaudited) and December 31, 1997

           Consolidated Statements of Income -                               3
           For the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Nine Months Ended September 30, 1998 and 1997
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Nine Months Ended September 30, 1998 and 1997
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      14
           and Results of Operations

           Supplemental Financial Information                               43


                        Part II -  Other Information

Item 1.    Legal Proceedings                                                44

Item 5.    Other Information                                                44

Item 6.    Exhibits and Reports on Form 8-K                                 44

Signature                                                                   48
                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                   September 30,  December 31,
                                                       1998           1997
                                                   ------------- -------------
                                                    (unaudited)
ASSETS
Cash and due from banks........................... $     278,364 $     263,064
Interest-earning time deposits in other banks.....     2,669,751     1,427,065
Federal funds sold and securities purchased
 under resale agreements..........................        15,000       659,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,546,503 and $2,160,869 at
   September 30, 1998 and December 31, 1997,
   respectively)..................................     1,548,361     2,162,464
  Held-to-maturity (market value of $330,421
   and $341,868 at September 30, 1998 and
   December 31, 1997, respectively)...............       332,343       346,180
Loans held for securitization.....................     2,571,323     2,900,198
Loans:
  Credit card.....................................     7,413,371     5,830,221
  Other consumer..................................     2,598,953     2,431,655
                                                   ------------- -------------
    Total loans...................................    10,012,324     8,261,876
  Reserve for possible credit losses..............      (206,202)     (162,476)
                                                   ------------- -------------
    Net loans.....................................     9,806,122     8,099,400
Premises and equipment, net.......................     1,636,560     1,579,058
Accrued income receivable.........................       155,409       146,964
Accounts receivable from securitizations..........     3,641,109     2,835,831
Prepaid expenses and deferred charges.............       223,035       212,563
Other assets......................................       937,648       673,726
                                                   ------------- -------------
    Total assets.................................. $  23,815,025 $  21,305,513
                                                   ============= =============





                                                   September 30,  December 31,
                                                       1998           1997
                                                   ------------- -------------
                                                    (unaudited)
LIABILITIES
Deposits:
  Time deposits................................... $   9,910,761 $   9,435,171
  Money market deposit accounts...................     3,748,783     3,122,385
  Noninterest-bearing demand deposits.............       432,287       311,670
  Interest-bearing transaction accounts...........        25,642        31,669
  Savings accounts................................         7,841        12,318
                                                   ------------- -------------
    Total deposits................................    14,125,314    12,913,213
Short-term borrowings.............................       620,103       192,623
Long-term debt and bank notes.....................     5,967,790     5,478,917
Accrued interest payable..........................       143,153       137,215
Accrued expenses and other liabilities............       716,163       613,495
                                                   ------------- -------------
    Total liabilities.............................    21,572,523    19,335,463

STOCKHOLDERS' EQUITY
Preferred stock($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at September 30, 1998 and
 December 31, 1997, respectively).................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 751,781,250 shares issued
 and outstanding at September 30, 1998 and
 December 31, 1997, respectively).................         7,518         7,518
Additional paid-in capital........................       302,748       421,871
Retained earnings and accumulated other
 comprehensive income.............................     1,932,150     1,540,575
                                                   ------------- -------------
    Total stockholders' equity....................     2,242,502     1,970,050
                                                   ------------- -------------
    Total liabilities and stockholders' equity.... $  23,815,025 $  21,305,513
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

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
INTEREST INCOME
Loans........................... $  350,613 $  269,084 $   935,895 $   772,390
Investment securities:
  Taxable.......................     24,370     37,232      85,336     103,198
  Tax-exempt....................        869        875       2,562       2,582
Time deposits in other banks....     37,965     10,739      94,106      32,343
Federal funds sold and
 securities purchased under
 resale agreements..............      2,571      6,706      18,321      16,105
Loans held for securitization...     99,135    112,588     303,293     351,162
                                 ---------- ---------- ----------- -----------
    Total interest income.......    515,523    437,224   1,439,513   1,277,780
INTEREST EXPENSE
Deposits........................    209,261    183,341     599,127     500,177
Short-term borrowings...........      8,976      1,716      14,969      18,767
Long-term debt and bank notes...     98,857     78,718     284,532     219,864
                                 ---------- ---------- ----------- -----------
    Total interest expense......    317,094    263,775     898,628     738,808
                                 ---------- ---------- ----------- -----------
NET INTEREST INCOME.............    198,429    173,449     540,885     538,972
Provision for possible credit
 losses.........................     78,569     60,403     245,709     206,171
                                 ---------- ---------- ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................    119,860    113,046     295,176     332,801
OTHER OPERATING INCOME
Interchange.....................     36,097     28,068     100,111      83,296
Credit card fees................     33,512     17,315      95,041      76,012
Securitization income...........    724,584    627,749   2,018,598   1,823,402
Insurance.......................     23,374     12,209      60,565      27,337
Other...........................     13,644      6,698      21,602      19,446
                                 ---------- ---------- ----------- -----------
    Total other operating
     income..................... $  831,211 $  692,039 $ 2,295,917 $ 2,029,493





                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  254,334 $  257,971 $   762,132 $   735,848
Occupancy expense of premises...     30,916     21,587      84,354      60,784
Furniture and equipment expense.     41,209     39,882     126,998     109,239
Other...........................    274,704    204,102     748,502     742,850
                                 ---------- ---------- ----------- -----------
    Total other operating
     expense....................    601,163    523,542   1,721,986   1,648,721
                                 ---------- ---------- ----------- -----------
Income before income taxes......    349,908    281,543     869,107     713,573
Applicable income taxes.........    133,315    109,717     331,130     279,372
                                 ---------- ---------- ----------- -----------
NET INCOME...................... $  216,593 $  171,826 $   537,977 $   434,201
                                 ========== ========== =========== ===========

EARNINGS PER COMMON SHARE....... $      .28 $      .22 $       .70 $       .56
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION..............        .27        .21         .67         .53

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                       Outstanding Shares
                                       ------------------
                                       Preferred  Common   Preferred  Common
                                         (000)    (000)      Stock     Stock
                                       --------- --------  --------- ---------
BALANCE, DECEMBER 31, 1997............     8,574  751,781  $      86 $   7,518
Net income............................         -        -          -         -
Cash dividends:
  Common-$.18 per share...............         -        -          -         -
  Preferred...........................         -        -          -         -
Exercise of stock options and other
 awards...............................         -    9,176          -        92
Acquisition and retirement of
 common stock.........................         -   (9,176)         -       (92)
Foreign currency translation, net
 of tax (accumulated amount of
 $9,151 at September 30, 1998)........         -        -          -         -
Net unrealized losses on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $4,834 at September 30, 1998)........         -        -          -         -
Minimum benefit plan liability
 adjustment, net of tax
 (accumulated amount of ($4,575)
 at September 30, 1998)...............         -        -          -         -
                                       --------- --------  --------- ---------
BALANCE, SEPTEMBER 30, 1998...........     8,574  751,781  $      86 $   7,518
                                       ========= ========  ========= =========
BALANCE, DECEMBER 31, 1996............    12,000  751,781  $     120 $   7,518
Net income............................         -        -          -         -
Cash dividends:
  Common-$.16 per share...............         -        -          -         -
  Preferred...........................         -        -          -         -
Exercise of stock options and other
 awards...............................         -    6,407          -        64
Acquisition and retirement of
 common stock.........................         -   (6,407)         -       (64)
Acquisition and retirement of
 preferred stock......................    (3,426)       -        (34)        -
Foreign currency translation, net
 of tax (accumulated amount of
 $1,354 at September 30, 1997)........         -        -          -         -
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $7,268 at September 30, 1997)........         -        -          -         -
                                       --------- --------  --------- ---------
BALANCE, SEPTEMBER 30, 1997...........     8,574  751,781  $      86 $   7,518
                                       ========= ========  ========= =========
                                                Retained Earnings
                                                 and Accumulated
                                     Additional       Other          Total
                                      Paid-in     Comprehensive   Stockholders'
                                      Capital        Income          Equity
                                     ---------- ----------------- ------------
BALANCE, DECEMBER 31, 1997.......... $  421,871 $       1,540,575 $  1,970,050
Net income..........................          -           537,977      537,977
Cash dividends:
  Common-$.18 per share.............          -          (135,332)    (135,332)
  Preferred.........................          -           (10,773)     (10,773)
Exercise of stock options and other
 awards.............................     76,389                 -       76,481
Acquisition and retirement of
 common stock.......................   (195,512)                -     (195,604)
Foreign currency translation, net
 of tax (accumulated amount of
 $9,151 at September 30, 1998)......          -             6,227        6,227
Net unrealized losses on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $4,834 at September 30, 1998)......          -            (1,949)      (1,949)
Minimum benefit plan liability
 adjustment, net of tax
 (accumulated amount of ($4,575)
 at September 30, 1998).............          -            (4,575)      (4,575)
                                     ---------- ----------------- ------------
BALANCE, SEPTEMBER 30, 1998......... $  302,748 $       1,932,150 $  2,242,502
                                     ========== ================= ============
BALANCE, DECEMBER 31, 1996.......... $  599,725 $       1,096,945 $  1,704,308
Net income..........................          -           434,201      434,201
Cash dividends:
  Common-$.16 per share.............          -          (120,294)    (120,294)
  Preferred.........................          -           (12,665)     (12,665)
Exercise of stock options and other
 awards.............................     50,545                 -       50,609
Acquisition and retirement of
 common stock... ...................   (100,790)                -     (100,854)
Acquisition and retirement of
 preferred stock....................    (85,619)           (3,133)     (88,786)
Foreign currency translation, net
 of tax (accumulated amount of
 $1,354 at September 30, 1997)......          -            (6,556)      (6,556)
Net unrealized gains on investment
 securities available-for-sale and
 other financial instruments, net
 of tax (accumulated amount of
 $7,268 at September 30, 1997)......          -             6,545        6,545
                                     ---------- ----------------- ------------
BALANCE, SEPTEMBER 30, 1997......... $  463,861 $       1,395,043 $  1,866,508
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

                                                    For the Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       1998          1997
                                                   ------------- -------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................ $     537,977 $     434,201
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............       245,709       206,171
  Depreciation, amortization, and accretion.......       179,941       102,011
  (Benefit) provision for deferred income taxes...        (5,762)       12,935
  Increase in accrued income receivable...........        (8,445)      (17,001)
  Increase in accounts receivable from
   securitizations................................      (805,278)   (1,937,660)
  Increase in accrued interest payable............         5,938        30,495
  Decrease in other operating activities..........        53,031       281,666
                                                   ------------- -------------
    Net cash provided by (used in) operating
     activities...................................       203,111      (887,182)

INVESTING ACTIVITIES
Net increase in money market instruments..........      (598,686)     (326,963)
Proceeds from maturities of investment securities
 available-for-sale...............................     1,912,968     5,939,431
Purchases of investment securities
 available-for-sale...............................    (1,286,114)   (6,536,585)
Proceeds from maturities of investment securities
 held-to-maturity ................................        73,382       177,778
Purchases of investment securities
 held-to-maturity.................................       (59,288)      (40,002)
Proceeds from securitization of loans.............     7,238,835     9,679,866
Proceeds from sale of loan portfolios.............        78,943             -
Loan portfolio acquisitions.......................    (2,483,701)   (1,118,744)
Amortization of securitized loans.................    (2,045,833)   (2,074,885)
Net loan originations.............................    (4,645,562)   (6,694,463)
Net purchases of premises and equipment...........      (184,721)     (475,972)
                                                   ------------- -------------
    Net cash used in investing activities......... $  (1,999,777)$  (1,470,539)




                                                    For the Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       1998          1997
                                                   ------------- -------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net increase in time deposits..................... $     475,590 $   1,971,345
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       736,511       364,366
Net increase (decrease) in short-term borrowings..       427,480      (664,241)
Proceeds from issuance of long-term debt
 and bank notes...................................       760,011     1,288,667
Maturity of long-term debt and bank notes.........      (283,636)     (261,425)
Proceeds from exercise of stock options
 and other awards.................................        32,892        24,839
Acquisition and retirement of common stock........      (195,604)     (100,854)
Acquisition and retirement of preferred stock.....             -       (52,483)
Dividends paid....................................      (141,278)     (129,828)
                                                   ------------- -------------
    Net cash provided by financing activities.....     1,811,966     2,440,386
                                                   ------------- -------------
INCREASE IN CASH AND CASH EQUIVALENTS.............        15,300        82,665
Cash and cash equivalents at beginning of period..       263,064       225,063
                                                   ------------- -------------
Cash and cash equivalents at end of period........ $     278,364 $     307,728
                                                   ============= =============

SUPPLEMENTAL DISCLOSURE
Interest expense paid............................. $     893,253 $     707,527
                                                   ============= =============
Income taxes paid................................. $     279,407 $     133,136
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













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements.

NOTE B: CORPORATION'S CHARTER AMENDMENT

On April 21, 1998, the stockholders of the Corporation approved an amendment to the Corporation's charter to increase the number of authorized shares of common stock from 700.0 million shares to 1.5 billion shares. The amendment became effective April 28, 1998.

NOTE C:  INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. Intangible assets, which are included in other assets, had a net book value of $554.9 million and $366.1 million at September 30, 1998 and December 31, 1997, respectively.

The Corporation periodically reviews the carrying value of its intangible assets for impairment. The intangible assets are carried at the lower of net book value or fair value, with the fair value determined by discounting the expected future cash flows from the use of the asset, using an appropriate discount rate. The Corporation performs this valuation based on the size and
nature of the intangible asset.   For intangible assets that are not considered
material, the Corporation performs this calculation by grouping the assets by year of acquisition.










NOTE D: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 1998, the Corporation issued long-term debt and bank notes consisting of the following:


                                                              Par Value
                                                       ----------------------
                                                       (dollars in thousands)

Fixed-Rate Senior Medium-Term Notes, with interest
 rates varying from 5.97% to 6.34%, payable
 semiannually, maturing in varying amounts from
 2000 through 2003..................................         $ 105,000

Floating-Rate Senior Medium-Term Notes, priced
 between 45 basis points and 66 basis points over
 the three-month London Interbank Offered Rate
 (LIBOR), payable quarterly, maturing in varying
 amounts from 2000 through 2003.....................           340,000

Fixed-Rate Senior Medium-Term Bank Notes, with
 interest rates varying from 5.96% to 6.08%,
 payable semiannually, maturing in varying amounts
 from 2000 through 2001.............................            70,000

6.75% Subordinated Notes, payable semiannually,
 maturing in 2008...................................           250,000

The 6.75% Subordinated Notes are subordinated to the claims of depositors and other creditors of MBNA America Bank, N.A., unsecured, and not subject to redemption prior to maturity.

NOTE E: COMMON STOCK

On July 14, 1998, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued
October 1, 1998, to stockholders of record as of September 15, 1998. Accordingly, all common share and per common share data have been restated to reflect this stock split.

NOTE F: EARNINGS PER COMMON SHARE

The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), effective for financial statements issued for periods ending after December 15, 1997. In accordance with Statement No. 128, earnings per common share ("basic") is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share-assuming dilution ("diluted") is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to employee stock options. The Corporation does not have any other common stock equivalents. For comparative purposes, earnings per common share (basic and diluted) and weighted average common shares outstanding and common stock equivalents for the three and nine months ended September 30, 1997, have been restated to reflect the adoption of Statement No. 128.

Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
BASIC
Net income...................... $  216,593 $  171,826 $   537,977 $   434,201
Less: preferred stock dividend
 requirements...................      3,547      3,820      10,773      15,798
                                 ---------- ---------- ----------- -----------
Net income applicable to common
 stock.......................... $  213,046 $  168,006 $   527,204 $   418,403
                                 ========== ========== =========== ===========
Weighted average common shares
 outstanding (000)..............    751,806    751,813     751,828     751,828
                                 ========== ========== =========== ===========
Earnings per common share....... $      .28 $      .22 $       .70 $       .56
                                 ========== ========== =========== ===========

DILUTED
Net income...................... $  216,593 $  171,826 $   537,977 $   434,201
Less: preferred stock dividend
 requirements...................      3,547      3,820      10,773      15,798
                                 ---------- ---------- ----------- -----------
Net income applicable to common
 stock.......................... $  213,046 $  168,006 $   527,204 $   418,403
                                 ========== ========== =========== ===========
Weighted average common shares
 outstanding (000)..............    751,806    751,813     751,828     751,828
Net effect of dilutive stock
 options-based on the treasury
 stock method using average
 market price (000).............     35,879     40,652      38,272      37,446
                                 ---------- ---------- ----------- -----------
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............    787,685    792,465     790,100     789,274
                                 ========== ========== =========== ===========
Earnings per common share-
 assuming dilution.............. $      .27 $      .21 $       .67 $       .53
                                 ========== ========== =========== ===========

There were 9.1 million stock options with an average option price of $22.44 per share at September 30, 1998, which were not included in the computation of earnings per common share-assuming dilution for 1998 as a result of the stock options' exercise price being greater than the average market price of the common shares. These stock options expire in 2008.
To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase in the open market, or in privately negotiated transactions, of the number of shares issued.

NOTE G: PREFERRED STOCK

The Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------- -------- ------------ -------- ------------
January 13, 1998  April 15, 1998      7.50%    $ .46875     5.86%    $  .3660
April 14, 1998    July 15, 1998       7.50       .46875     5.85        .3654
July 14, 1998     October 15, 1998    7.50       .46875     5.58        .3490
October 13, 1998  January 15, 1999    7.50       .46875     5.50        .3438

NOTE H:  COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of Statement No. 130 had no impact on the Corporation's consolidated financial statements. Statement No. 130 requires the impact of foreign currency translation, unrealized gains or losses on the Corporation's investment securities available-for-sale and other financial instruments, and changes in certain minimum benefit plan liabilities, to be included in other comprehensive income.

The components of comprehensive income, net of tax, for the three and nine months ended September 30, 1998 and 1997 are as follows:


                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------- -----------
Net Income...................... $  216,593 $  171,826 $   537,977 $   434,201
Foreign currency translation....      3,414     (3,660)      6,227      (6,556)
Net unrealized (losses) gains
 on investment securities
 available-for-sale and other
 financial instruments..........       (111)     1,612      (1,949)      6,545
Minimum benefit plan liability
 adjustment.....................          -          -      (4,575)          -
                                 ---------- ---------- ----------- -----------
Comprehensive income............ $  219,896 $  169,778 $   537,680 $   434,190
                                 ========== ========== =========== ===========


The components of retained earnings and accumulated other comprehensive income, net of tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                  September 30,  December 31,
                                                      1998          1997
                                                  ------------- -------------
Foreign currency translation..................... $       9,151 $       2,924
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments.....................................         4,834         6,783
Minimum benefit plan liability adjustment........        (4,575)            -
                                                  ------------- -------------
Accumulated other comprehensive income...........         9,410         9,707
Retained earnings................................     1,922,740     1,530,868
                                                  ------------- -------------
Retained earnings and accumulated other
 comprehensive income............................ $   1,932,150 $   1,540,575
                                                  ============= =============

NOTE I: NEW ACCOUNTING PRONOUNCEMENTS

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

INTRODUCTION

MBNA Corporation, a bank holding company, is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank. Through the Bank, the Corporation is the world's largest independent credit card lender and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products.

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, interchange income, credit card and other fees, securitization income, insurance, and interest earned on investment securities and money market instruments. The Corporation's primary costs are the costs of funding its loan receivables and investment securities and money market instruments, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.

On July 14, 1998, the Board of Directors approved a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued
October 1, 1998, to stockholders of record as of September 15, 1998. Accordingly, all common share and per common share data have been restated to reflect this stock split.

EARNINGS SUMMARY

Net income for the three months ended September 30, 1998 increased 26.1% to $216.6 million or $.27 per common share, from $171.8 million or $.21 per common share for the same period in 1997. Net income for the nine months ended September 30, 1998 increased 23.9% to $538.0 million, or $.67 per common share, from $434.2 million or $.53 per common share for the same period in 1997. Earnings per common share amounts are presented assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. Total managed loans at September 30, 1998 were $56.3 billion, a $10.1 billion increase from September 30, 1997, and a $6.9 billion increase since December 31, 1997. The Corporation acquired 342 new endorsements from organizations and added 6.6 million new accounts during the nine months ended September 30, 1998. Included in the Corporation's managed loan growth is $2.3 billion of credit card and other consumer loan receivables acquired during the nine months ended September 30, 1998. The Corporation's average managed loans increased 21.6% and 22.9% to $54.1 billion and $51.4 billion for the three and nine months ended September 30, 1998, compared to $44.5 billion and $41.8 billion for the same periods in 1997, respectively.

The Corporation continues to be an active participant in the asset securitization market. Securitization converts interest income, interchange, and other fees in excess of interest paid to Certificateholders; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three and nine months ended September 30, 1998, the Corporation securitized approximately $4.7 billion and $7.3 billion of loan receivables, respectively, bringing the total amount of outstanding securitized loans to $43.7 billion at September 30, 1998.

Return on average total assets for the three and nine months ended
September 30, 1998, was 3.66% and 3.23%, as compared to 3.48% and 3.12% for the same periods during 1997, respectively. The increase in the return on average total assets for the three and nine months ended September 30, 1998 is a result of the Corporation's net income growing faster than its average total assets as a result of securitization. The Corporation's return on average stockholders' equity for the three and nine months ended September 30, 1998 was 39.77% and 35.26%, compared to 38.27% and 33.84% for the same periods in 1997, respectively. The higher return on average stockholders' equity is primarily a result of the 26.1% and 23.9% increase in net income for the three and nine months ended September 30, 1998 which exceeded the 21.3% and 18.9% increase in average stockholders' equity. The slower growth in average stockholders' equity reflects the Corporation's acquisition of its common stock and payment of dividends to its stockholders. The Corporation repurchases common stock when it issues shares upon exercise of stock options or restricted stock awards pursuant to the Corporation's Long Term Incentive Plans.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1998, on a fully taxable equivalent basis, was $198.9 million and $542.3 million, compared to $173.9 million and $540.4 million for the same periods in 1997, respectively. The increase in net interest income for the three and nine months ended September 30, 1998 is a result of an increase in average interest-earning assets of $2.8 billion and $2.2 billion, respectively, offset by an increase in average interest-bearing liabilities of $3.5 billion and $3.2 billion, and a decline in yields earned on average interest-earning assets of 15 basis points and 28 basis points, respectively, as compared to the same periods in 1997. The increase in average interest-earning assets for the three and nine months ended September 30, 1998 is a result of an increase in loan receivables of $2.1 billion and $1.2 billion, and an increase in investment securities and money market instruments of $662.7 million and $978.9 million, respectively, as compared to the same periods in 1997. The increase in average interest-bearing liabilities during these periods resulted primarily from funding the increases in average interest-earning assets and accounts receivable from securitization, which is included in other assets.




The net interest margin, on a fully taxable equivalent basis, was 4.58% and 4.43% for the three and nine months ended September 30, 1998, as compared to 4.78% and 5.08% for the same periods in 1997, respectively. The decline in the net interest margin for both the three and nine months ended September 30, 1998 is primarily a result of average interest-earning assets growing faster than net interest income, as compared to the same periods in 1997.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, decreased $12.9 million to $25.7 million, and $17.9 million to $89.3 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The decrease for the three and nine months ended September 30, 1998 is the result of a decrease in average investment securities of $919.3 million and $469.8 million, respectively, offset by an increase in the yield earned on average investment securities of 9 basis points and 14 basis points, respectively, as compared to the same period in 1997.

Interest income on money market instruments increased $23.1 million to $40.5 million, and $64.0 million to $112.4 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase for the three and nine months ended September 30, 1998 is primarily a result of an increase of $1.6 billion and $1.4 billion in average money market instruments when compared to the same periods in 1997, respectively. In addition, the yield earned on average money market instruments increased 1 basis point and 15 basis points for the three and nine months ended September 30, 1998, as compared to the same periods in 1997, respectively.

The increase in average money market instruments is the result of the timing of receipt of funds from loan securitizations, deposits, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are invested in short-term, liquid money market instruments until they are needed to fund loan growth and for other future liquidity needs.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$68.1 million and $115.6 million to $449.7 million and $1.2 billion for the three and nine months ended September 30, 1998, as compared to the same periods in 1997, respectively. The increase is primarily attributable to an increase in average loan receivables of $2.1 billion and $1.2 billion for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The yield earned by the Corporation on loan receivables declined 27 basis points to 14.06% for the three months ended September 30, 1998 and 12 basis points to 14.12% for the nine months ended September 30, 1998, as compared to the same periods in 1997.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans.





TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)

                                                 September 30,   December 31,
                                                     1998           1997
                                                 -------------  -------------
                                                  (unaudited)
Loans held for securitization:
  Domestic:
    Credit card..............................    $   1,428,207  $   2,297,400
    Other consumer...........................           29,835              -
                                                 -------------  -------------
      Total domestic loans held for
       securitization........................        1,458,042      2,297,400
  Foreign....................................        1,113,281        602,798
                                                 -------------  -------------
      Total loans held for securitization....        2,571,323      2,900,198
Loan portfolio:
  Domestic:
    Credit card..............................        6,669,645      5,475,933
    Other consumer...........................        2,542,155      2,187,216
                                                 -------------  -------------
      Total domestic loan portfolio..........        9,211,800      7,663,149
  Foreign....................................          800,524        598,727
                                                 -------------  -------------
      Total loan portfolio...................       10,012,324      8,261,876
                                                 -------------  -------------
      Total loan receivables.................    $  12,583,647  $  11,162,074
                                                 =============  =============

DEPOSITS

Total interest expense on deposits increased $25.9 million and $99.0 million to $209.3 million and $599.1 million for the three and nine months ended
September 30, 1998, respectively, as compared to the same periods in 1997. The increase for the three months ended September 30, 1998 is the result of an increase in average interest-bearing deposits of $1.7 billion offset by a 2 basis point decline in the rates paid on average interest-bearing deposits, as compared with the same period in 1997. The increase in the nine months ended September 30, 1998 is the result of an increase in average interest-bearing deposits of $2.0 billion combined with an 11 basis point increase in the rates paid on average interest-bearing deposits as compared with the same period in 1997.

The increase in average interest-bearing deposits is a result of the Corporation's continued emphasis on marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources. In addition, foreign average interest-bearing deposits increased $665.1 million and $353.0 million for the three and nine months ended September 30, 1998, as compared to the same periods in 1997, to provide funding of the Corporation's foreign bank subsidiaries' loan growth.





BORROWED FUNDS

Interest expense on short-term borrowings increased $7.3 million to $9.0 million for the three months ended September 30, 1998 as compared to the same period in 1997. The increase is primarily the result of an increase in short-term borrowings of $521.9 million for the three months ended
September 30, 1998, as compared to the same period in 1997. The increase in short-term borrowings is to provide short-term funding for the Corporation's foreign and domestic loan growth. Interest expense on short-term borrowings decreased $3.8 million to $15.0 million for the nine months ended September 30, 1998, as compared to the same period in 1997. The decrease is primarily the result of a decrease in average short-term borrowings of $102.2 million for the nine months ended September 30, 1998, as compared to the same period in 1997.

Total interest expense on long-term debt and bank notes increased $20.1 million and $64.7 million to $98.9 million and $284.5 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in interest expense reflects the issuance of additional long-term debt and bank notes to diversify funding sources, to fund loan growth, and for other general corporate purposes. Average long-term debt and bank notes increased $1.2 billion and $1.4 billion for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and nine months ended September 30, 1998 and 1997, respectively.
TABLE 2: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                      September 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      4,014    4.55% $       46
    Foreign...................................    2,594,776    5.80      37,919
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    2,598,790    5.80      37,965
  Federal funds sold and securities purchased
   under resale agreements....................      182,570    5.59       2,571
  Investment securities(a):
    Taxable...................................    1,659,607    5.83      24,370
    Tax-exempt(b).............................       94,575    5.60       1,336
                                               ------------          ----------
        Total investment securities...........    1,754,182    5.81      25,706
  Loans held for securitization:
    Domestic..................................    2,043,504   14.29      73,623
    Foreign...................................      724,533   13.97      25,512
                                               ------------          ----------
        Total loans held for securitization...    2,768,037   14.21      99,135
  Loans:
    Domestic:
      Credit card.............................    6,204,907   14.33     224,124
      Other consumer..........................    2,478,017   13.60      84,946
                                               ------------          ----------
        Total domestic loans..................    8,682,924   14.12     309,070
    Foreign...................................    1,238,554   13.31      41,543
                                               ------------          ----------
        Total loans...........................    9,921,478   14.02     350,613
                                               ------------          ----------
        Total interest-earning assets.........   17,225,057   11.88  $  515,990
Cash and due from banks.......................      437,933
Premises and equipment, net...................    1,647,176
Other assets..................................    4,363,096
Reserve for possible credit losses............     (197,943)
                                               ------------
        Total assets.......................... $ 23,475,319
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1998 was $467.
                                                  For the Three Months Ended
                                                      September 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,790,345    6.28% $  139,071
      Money market deposit accounts...........    3,665,430    5.48      50,616
      Interest-bearing transaction accounts...       29,659    4.74         354
      Savings accounts........................        8,253    4.66          97
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,493,687    6.04     190,138
    Foreign:
      Time deposits...........................    1,065,454    7.12      19,123
                                               ------------          ----------
        Total interest-bearing deposits.......   13,559,141    6.12     209,261
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      321,776    5.64       4,575
      Foreign.................................      319,410    5.47       4,401
                                               ------------          ----------
        Total short-term borrowings...........      641,186    5.55       8,976
    Long-term debt and bank notes:
      Domestic(c).............................    5,759,459    6.49      94,147
      Foreign.................................      220,288    8.48       4,710
                                               ------------          ----------
        Total long-term debt and bank notes...    5,979,747    6.56      98,857
                                               ------------          ----------
        Total borrowed funds..................    6,620,933    6.46     107,833
                                               ------------          ----------
        Total interest-bearing liabilities....   20,180,074    6.23     317,094
Demand deposits...............................      433,497
Other liabilities.............................      701,105
                                               ------------
        Total liabilities.....................   21,314,676
Stockholders' equity..........................    2,160,643
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 23,475,319
                                               ============          ----------
        Net interest income...................                       $  198,896
                                                                     ==========
        Net interest margin...................                 4.58
        Interest rate spread..................                 5.65

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.




                                                  For the Three Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      2,675    4.45% $       30
    Foreign...................................      720,870    5.89      10,709
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................      723,545    5.89      10,739
  Federal funds sold and securities purchased
   under resale agreements....................      475,869    5.59       6,706
  Investment securities(a):
    Taxable...................................    2,583,498    5.72      37,232
    Tax-exempt(b).............................       89,962    5.94       1,346
                                               ------------          ----------
        Total investment securities...........    2,673,460    5.72      38,578
  Loans held for securitization:
    Domestic..................................    2,757,636   14.51     100,846
    Foreign...................................      317,227   14.69      11,742
                                               ------------          ----------
        Total loans held for securitization...    3,074,863   14.53     112,588
  Loans:
    Domestic:
      Credit card.............................    4,957,219   14.20     177,371
      Other consumer..........................    2,078,381   14.43      75,584
                                               ------------          ----------
        Total domestic loans..................    7,035,600   14.26     252,955
    Foreign...................................      455,580   14.05      16,129
                                               ------------          ----------
        Total loans...........................    7,491,180   14.25     269,084
                                               ------------          ----------
        Total interest-earning assets.........   14,438,917   12.03  $  437,695
Cash and due from banks.......................      519,291
Premises and equipment, net...................    1,361,877
Other assets..................................    3,444,209
Reserve for possible credit losses............     (157,762)
                                               ------------
        Total assets.......................... $ 19,606,532
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1997 was $471.
                                                  For the Three Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits(c)........................ $  8,458,446    6.38% $  135,925
      Money market deposit accounts...........    2,958,170    5.40      40,294
      Interest-bearing transaction accounts...       27,223    4.77         327
      Savings accounts........................       11,739    4.80         142
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   11,455,578    6.12     176,688
    Foreign:
      Time deposits...........................      400,330    6.59       6,653
                                               ------------          ----------
        Total interest-bearing deposits.......   11,855,908    6.14     183,341
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      101,446    5.66       1,446
      Foreign.................................       17,867    6.00         270
                                               ------------          ----------
        Total short-term borrowings...........      119,313    5.71       1,716
    Long-term debt and bank notes:
      Domestic(c).............................    4,546,610    6.51      74,609
      Foreign.................................      205,272    7.94       4,109
                                               ------------          ----------
        Total long-term debt and bank notes...    4,751,882    6.57      78,718
                                               ------------          ----------
        Total borrowed funds..................    4,871,195    6.55      80,434
                                               ------------          ----------
        Total interest-bearing liabilities....   16,727,103    6.26     263,775
Demand deposits...............................      375,319
Other liabilities.............................      722,745
                                               ------------
        Total liabilities.....................   17,825,167
Stockholders' equity..........................    1,781,365
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 19,606,532
                                               ============          ----------
        Net interest income...................                       $  173,920
                                                                     ==========
        Net interest margin...................                 4.78
        Interest rate spread..................                 5.77

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                  For the Nine Months Ended
                                                      September 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $     10,731    4.88% $      392
    Foreign...................................    2,149,328    5.83      93,714
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    2,160,059    5.82      94,106
  Federal funds sold and securities purchased
   under resale agreements....................      439,065    5.58      18,321
  Investment securities(a):
    Taxable...................................    1,952,423    5.84      85,336
    Tax-exempt(b).............................       90,942    5.79       3,941
                                               ------------          ----------
        Total investment securities...........    2,043,365    5.84      89,277
  Loans held for securitization:
    Domestic..................................    2,214,653   14.43     239,023
    Foreign...................................      595,991   14.42      64,270
                                               ------------          ----------
        Total loans held for securitization...    2,810,644   14.43     303,293
  Loans:
    Domestic:
      Credit card.............................    5,841,733   14.19     620,174
      Other consumer..........................    2,178,656   13.76     224,246
                                               ------------          ----------
        Total domestic loans..................    8,020,389   14.08     844,420
    Foreign...................................      903,068   13.54      91,475
                                               ------------          ----------
        Total loans...........................    8,923,457   14.02     935,895
                                               ------------          ----------
        Total interest-earning assets.........   16,376,590   11.76  $1,440,892
Cash and due from banks.......................      455,656
Premises and equipment, net...................    1,635,140
Other assets..................................    4,011,147
Reserve for possible credit losses............     (184,063)
                                               ------------
        Total assets.......................... $ 22,294,470
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the nine months ended September 30, 1998 was $1,379.
                                                  For the Nine Months Ended
                                                      September 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,785,414    6.32% $  415,290
      Money market deposit accounts...........    3,435,610    5.51     141,501
      Interest-bearing transaction accounts...       30,921    4.77       1,103
      Savings accounts........................        9,267    4.70         326
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,261,212    6.09     558,220
    Foreign:
      Time deposits...........................      765,966    7.14      40,907
                                               ------------          ----------
        Total interest-bearing deposits.......   13,027,178    6.15     599,127
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      126,866    5.64       5,351
      Foreign.................................      203,726    6.31       9,618
                                               ------------          ----------
        Total short-term borrowings...........      330,592    6.05      14,969
    Long-term debt and bank notes:
      Domestic(c).............................    5,598,714    6.49     271,644
      Foreign.................................      221,333    7.79      12,888
                                               ------------          ----------
        Total long-term debt and bank notes...    5,820,047    6.54     284,532
                                               ------------          ----------
        Total borrowed funds..................    6,150,639    6.51     299,501
                                               ------------          ----------
        Total interest-bearing liabilities....   19,177,817    6.26     898,628
Demand deposits...............................      404,744
Other liabilities.............................      672,030
                                               ------------
        Total liabilities.....................   20,254,591
Stockholders' equity..........................    2,039,879
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 22,294,470
                                               ============          ----------
        Net interest income...................                       $  542,264
                                                                     ==========

        Net interest margin...................                 4.43
        Interest rate spread..................                 5.50

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.


                                                  For the Nine Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      2,683    4.24% $       85
    Foreign...................................      759,067    5.68      32,258
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................      761,750    5.68      32,343
  Federal funds sold and securities purchased
   under resale agreements....................      388,692    5.54      16,105
  Investment securities(a):
    Taxable...................................    2,424,416    5.69     103,198
    Tax-exempt(b).............................       88,707    5.99       3,972
                                               ------------          ----------
        Total investment securities...........    2,513,123    5.70     107,170
  Loans held for securitization:
    Domestic..................................    2,892,274   14.39     311,373
    Foreign...................................      370,612   14.35      39,789
                                               ------------          ----------
        Total loans held for securitization...    3,262,886   14.39     351,162
  Loans:
    Domestic:
      Credit card.............................    4,980,203   14.08     524,514
      Other consumer..........................    1,920,084   14.50     208,218
                                               ------------          ----------
        Total domestic loans..................    6,900,287   14.20     732,732
    Foreign...................................      382,949   13.85      39,658
                                               ------------          ----------
        Total loans...........................    7,283,236   14.18     772,390
                                               ------------          ----------
        Total interest-earning assets.........   14,209,687   12.04  $1,279,170
Cash and due from banks.......................      471,442
Premises and equipment, net...................    1,214,633
Other assets..................................    2,872,334
Reserve for possible credit losses............     (136,628)
                                               ------------
        Total assets.......................... $ 18,631,468
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the nine months ended September 30, 1997 was $1,390.
                                                  For the Nine Months Ended
                                                      September 30, 1997
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits(c)........................ $  7,769,166    6.27% $  364,129
      Money market deposit accounts...........    2,848,908    5.41     115,228
      Interest-bearing transaction accounts...       26,927    4.68         943
      Savings accounts........................       11,422    4.67         399
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   10,656,423    6.03     480,699
    Foreign:
      Time deposits...........................      412,932    6.31      19,478
                                               ------------          ----------
        Total interest-bearing deposits.......   11,069,355    6.04     500,177
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      381,935    5.69      16,244
      Foreign.................................       50,858    6.63       2,523
                                               ------------          ----------
        Total short-term borrowings...........      432,793    5.80      18,767
    Long-term debt and bank notes:
      Domestic(c).............................    4,299,730    6.53     209,848
      Foreign.................................      166,055    8.06      10,016
                                               ------------          ----------
        Total long-term debt and bank notes...    4,465,785    6.58     219,864
                                               ------------          ----------
        Total borrowed funds..................    4,898,578    6.51     238,631
                                               ------------          ----------
        Total interest-bearing liabilities....   15,967,933    6.19     738,808
Demand deposits...............................      328,206
Other liabilities.............................      620,017
                                               ------------
        Total liabilities.....................   16,916,156
Stockholders' equity..........................    1,715,312
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 18,631,468
                                               ============          ----------
        Net interest income...................                       $  540,362
                                                                     ==========
        Net interest margin...................                 5.08
        Interest rate spread..................                 5.85

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



OTHER OPERATING INCOME

Total other operating income increased 20.1% and 13.1% to $831.2 million and $2.3 billion for the three and nine months ended September 30, 1998, respectively, from $692.0 million and $2.0 billion for the same periods in 1997. The increase in other operating income is primarily attributable to a 15.4% and 10.7% increase in securitization income, which grew to $724.6 million and $2.0 billion for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. Securitization income includes the gains recognized by the Corporation in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), which was adopted by the Corporation on January 1, 1997, in addition to other earnings recognized by the Corporation for the servicing of previously securitized loans. As a result of Statement No. 125, securitization income includes $754,000 and $12.2 million for the three and nine months ended September 30, 1998, respectively, as compared to $74.9 million and $319.3 million for the same periods in 1997. Without the impact of Statement No. 125, securitization income would have increased 30.9% and 33.4%, for the three and nine months ended September 30, 1998, respectively, while other operating income would have increased 34.6% and 33.5% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in securitization income is primarily attributable to the growth in average securitized loans, which increased $7.5 billion and $8.4 billion, or 22.0% and 26.8%, to $41.4 billion and $39.7 billion for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. In addition, insurance income increased $11.2 million and $33.2 million for the three and nine months ended September 30, 1998, respectively, primarily as a result of the growth in fee income generated from the Corporation's insurance agency business, which markets credit-related life and disability, automobile, and life and health insurance. During the third quarter of 1998, the Corporation suspended marketing automobile insurance and terminated its contract with TIG, its insurance carrier for automobile insurance. The Corporation is actively seeking a new carrier for automobile insurance.

OTHER OPERATING EXPENSE

Total other operating expense increased 14.8% to $601.2 million and 4.4% to $1.7 billion for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. Total other operating expense for the periods in 1997 includes the Corporation's investment in additional business development efforts of an amount equivalent to the increase in securitization income recognized by the Corporation as a result of the adoption of Statement No. 125. Without these expenses, total other operating expense would have increased 33.8% and 28.6% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. For the nine months ended September 30, 1998, the Corporation added 6.6 million new accounts and 342 new endorsements from organizations.

Table 3 provides further detail regarding the Corporation's other operating expenses.



TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................  $  58,069  $  63,728  $ 168,246  $ 213,049
Advertising.......................     45,403     22,303    103,811    109,503
Collection........................      8,554      7,832     23,514     20,998
Stationery and supplies...........      8,338      7,317     23,514     22,812
Service bureau....................      9,370      9,324     25,022     23,366
Postage and delivery..............     49,433     38,622    143,631    142,408
Telephone usage...................     17,056     14,297     41,929     42,835
Credit card fraud losses..........     19,380     16,161     60,104     47,282
Amortization of intangible assets.     11,807      7,904     32,062     22,033
Computer software.................     12,235      9,147     36,039     27,289
Other.............................     35,059      7,467     90,630     71,275
                                    ---------  ---------  ---------  ---------
  Total other operating expense...  $ 274,704  $ 204,102  $ 748,502  $ 742,850
                                    =========  =========  =========  =========

YEAR 2000

Project Overview

Like most major financial institutions, the Corporation is highly dependent upon technology to deliver products and services to its Customers. Credit card transactions and authorizations require a variety of voice and data networks, and service providers to operate successfully. Sophisticated computer and telecommunication systems enable the Corporation to process these transactions and service customer accounts. Many computer applications have been written using two digits rather than four to define the applicable year, and therefore may not recognize a date using "00" as the Year 2000. If proper steps are not taken to address this issue, this could result in the inability of the application to properly process transactions with dates in the Year 2000 or thereafter.

The Corporation began its Year 2000 Project ("the Project") to address this issue in 1994. The Project is organized into six major components: Application Software; Infrastructure; Business Unit; Telecommunication; Desktop Infrastructure; and Readiness Testing. The Application Software component includes all internally developed and purchased software used to perform specific business functions. This portion of the Project encompasses nearly all mission critical applications, including systems that service and support loans, deposits, customer service activities, and financial systems. The Infrastructure component includes the computer hardware and associated system's software upon which Application Software is run, and includes Mainframe and Distributed system platforms. The Business Unit component encompasses application software, developed or acquired, managed outside the technology area. It also includes all vendor supplied services and non-technology equipment, such as systems to operate and secure buildings. The Telecommunication component incorporates all voice and data networking and switching components; voice response technology; and local, long distance, and international telecommunication services. The Desktop Infrastructure component addresses local area network and desktop computing environments and includes all hardware and software components. The Readiness Testing component is the final comprehensive integrated test of Application Software and Infrastructure in a fully Year 2000 compliant environment. This will include interfaces with major vendors such as MasterCard International and Visa International.

The Corporation expects to be substantially complete with the Application Software, Infrastructure, Business Unit, Telecommunication, and Desktop Infrastructure components of the Project by December 31, 1998. This includes the assessment, renovation, validation and implementation phases. Assessment activities will continue throughout 1999 to minimize overall risk. During 1999, the Corporation will complete implementation of any newly purchased software, perform the readiness testing, and finalize contingency plans.

Project Readiness

The Application Software and Infrastructure are the most substantial components of the Project and are complete and have been implemented into production, with the exception of a small number of purchased software packages. Application Software is extensively tested for Year 2000 readiness prior to placing it into production. The Corporation expects that the updates to the remaining purchased software packages will be implemented by June 30, 1999. Business Unit efforts, which primarily involve work with third-party vendors, are estimated to be more than 50% complete. The Corporation's business units have completed Year 2000 assessments and are in varying stages of renovation, validation and implementation. Vendors have been contacted regarding their progress and regular meetings and site visits have been, and will continue to be, held with critical vendors to evaluate their progress. Remediation of Business Unit's applications is planned and on track to be completed by June 30, 1999. The Corporation does not have significant Year 2000 exposure from non-technology equipment.

Internal telecommunication hardware and software upgrades are estimated to be 85% complete with planned final completion by December 31, 1998. The Corporation is actively participating in various telecommunication forums in order to monitor telecommunication service provider readiness, and to establish interoperability testing standards.

The Desktop Infrastructure efforts are estimated to be 60% complete with planned completion by March 31, 1999.

A standalone test environment is currently being constructed to perform extensive final readiness testing. A standalone test environment is separate from the Corporation's production systems and thus reduces the risk that testing will disrupt the Corporation's operations. This environment will include a voice and data network as well as mainframe, distributed, and desktop computers. All critical applications will be fully tested in a Year 2000 compliant environment as a final assurance step. This environment will be maintained throughout 1999 in order to allow testing of significant system changes and newly acquired software.

The Corporation relies on various third-parties to perform processing services and to supply critical system applications. Critical third-party provided software applications are being tested regardless of vendor statements of fitness to ensure Year 2000 compliance. Regular meetings and site visits are being held with MasterCard International, Visa International and other critical third party service providers to evaluate and monitor their project status.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Corporation's consolidated financial position. The estimated total cost of the Project is expected to be approximately $40 million. Costs incurred and expensed through December 31, 1998 are expected to be approximately $20 million. The majority of the remaining cost is associated with conducting the readiness testing, preparing contingency plans, and staffing a transition team for early 2000.

Risks

Because the Corporation's business is highly reliant on various types of computer technologies, disruptions caused by Year 2000 failures have the potential to have a material impact on operations, liquidity, and financial condition. Due to the general uncertainty of the Year 2000 readiness of some third-party providers, at this time the Corporation can not with absolute certainty determine whether or not consequences of Year 2000 failures will have a material impact on the Corporation's results of operations, liquidity or financial condition. Based on the current project status and extensive testing completed and planned, the Corporation expects any internal system failure caused by Year 2000 will be handled in the normal course of business and will not have a significant impact on the Corporation. It is more likely that any impact will result from a third-party that the Corporation conducts business with directly or indirectly. A likely worst case scenario would involve major disruption of the telecommunications network, a major disruption in the supply of electrical power, failure of one or more of the primary financial switching networks or, in the United Kingdom, failure of the primary data servicing provider. Revenues could be negatively impacted if Year 2000 failures prevent the Corporation or other entities from processing customer transactions and cause customers to curtail credit card spending for a period of time.

Contingency Plans

The Corporation has a standing contingency plan that addresses various types of business interruptions. This plan is tested and updated on a regular basis. The Corporation has been and will continue to develop contingency plans to address possible negative impacts specific to the Year 2000 problem. Plans are completed and in place for any critical third-party software application which will not be Year 2000 compliant by December 31, 1998. At this time it is not expected that these plans will need to be implemented. Contingency plans for critical third-party providers are in varying stages of development. These plans are expected to be completed by June 30, 1999. The Corporation maintains a standing contingency plan to address liquidity and capital needs. A plan specific to Year 2000 implications has been completed. This plan will continue to be modified as necessary based on identified or perceived market risks. Efforts are underway in each business unit to revise existing contingency plans to address specific Year 2000 implications. These plans will continue to be updated throughout 1999 as additional information becomes available regarding specific identified risks.



Safe Harbor for Forward Looking Statements

The above disclosure on Year 2000 issues includes forward-looking statements concerning the Corporation's future operations, expenses and financial performance. Such statements are subject to risks and uncertainties that may cause the Corporation's actual operations and performance to differ materially from those set forth in such forward-looking statements. Factors which could cause the Corporation's actual results to differ materially from those projected by the Corporation include, but are not limited to, the following:
(1) failure of third parties providing software, telecommunications, data networks, and other products or services to the Corporation to become Year 2000 compliant; (2) insufficient staff and other technical resources; (3) unexpected difficulties in implementing system enhancements; (4) disruptions in the overall consumer credit market due to Year 2000 problems; and (5) disruptions in capital markets due to Year 2000 problems.

INCOME TAXES

Applicable income taxes increased $23.6 million and $51.8 million to $133.3 million and $331.1 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997.

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.87% at September 30, 1998, compared with 3.93% at December 31, 1997. The Corporation's managed delinquency, as a percentage of managed loans, was 4.69% at September 30, 1998, as compared with 4.59% at December 31, 1997.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                      September 30, 1998     December 31, 1997
                                      ------------------     -----------------
                                         (unaudited)
Loan portfolio....................... $10,012,324            $ 8,261,876
Loans delinquent:
  30 to 59 days...................... $   154,931   1.55%    $   125,870  1.52%
  60 to 89 days......................      77,077    .77          64,275   .78
  90 or more days....................     155,065   1.55         134,865  1.63
                                      -----------  -----     ----------- -----
    Total............................ $   387,073   3.87%    $   325,010  3.93%
                                      ===========  =====     =========== =====
Loans delinquent by geographic area:
  Domestic........................... $   366,956   3.98%    $   313,467  4.09%
  Foreign............................      20,117   2.51          11,543  1.93

Net Credit Losses

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three and nine months ended September 30, 1998 were $76.8 million and $222.3 million, respectively, as compared to $53.3 million and $170.7 million for the same periods in 1997. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts, in accordance with their respective contractual agreements. The increase in net credit losses for the three and nine months ended
September 30, 1998, reflects an increase in the Corporation's outstanding loans, the general economic conditions, and the seasoning of the Corporation's loans, offset by recoveries from the sale of charged-off receivables.

Net credit losses as a percentage of average loan receivables were 2.42% and 2.53% for the three and nine months ended September 30, 1998, respectively, as compared to 2.02% and 2.16% for the three and nine months ended September 30, 1997, respectively. For the full year ended December 31, 1997, net credit losses were 2.14% of average loan receivables. The Corporation's managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 1998 were 4.42% and 4.34%, respectively, as compared to 4.07% and 3.93% for the same periods in 1997. For the full year ended December 31, 1997, managed credit losses were 3.97% of average managed loans.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. The reserve for possible credit losses, however, does not include an allocation for credit risk related to securitized loans, which is absorbed directly by the related trusts under their respective contractual agreements, thus reducing securitization income rather than the reserve for possible credit losses. The provision for possible credit losses for the three and nine months ended September 30, 1998 was $78.6 million and $245.7 million, respectively, as compared to $60.4 million and $206.2 million for the same periods in 1997.

Table 5 presents an analysis of the Corporation's reserve for possible credit losses.

TABLE 5:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period....... $ 194,685  $ 151,719  $ 162,476  $ 118,427
  Reserves acquired................     9,673      2,231     20,181      7,257
  Provision for possible
   credit losses...................    78,569     60,403    245,709    206,171
  Foreign currency translation.....        62       (144)       131       (274)
  Credit losses:
    Domestic:
      Credit card..................   (88,967)   (66,174)  (256,256)  (221,566)
      Other consumer...............   (21,104)   (19,645)   (65,862)   (39,262)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses....................  (110,071)   (85,819)  (322,118)  (260,828)
    Foreign........................    (6,490)    (2,279)   (14,698)    (4,894)
                                    ---------  ---------  ---------  ---------
        Total credit losses........  (116,561)   (88,098)  (336,816)  (265,722)
  Recoveries:
    Domestic:
      Credit card..................    34,447     32,959    101,437     88,786
      Other consumer...............     3,829      1,179      9,382      4,812
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries..    38,276     34,138    110,819     93,598
    Foreign........................     1,498        649      3,702      1,441
                                    ---------  ---------  ---------  ---------
        Total recoveries...........    39,774     34,787    114,521     95,039
                                    ---------  ---------  ---------  ---------
  Net credit losses................   (76,787)   (53,311)  (222,295)  (170,683)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............. $ 206,202  $ 160,898  $ 206,202  $ 160,898
                                    =========  =========  =========  =========

The Federal Financial Institutions Examinations Council, on June 30, 1998, proposed a revised policy statement on the classification of consumer loans.
If adopted, the revised policy statement could establish a uniform charge-off period of 150 days delinquency for open-end and closed-end consumer loans. Alternatively, the proposal also contains guidance that could standardize the methodology for implementing the existing 180 day charge-off policy requirement for open-end consumer loans. The revised policy statement could also provide guidance for loans affected by bankruptcy, fraudulent activity and death; establish standards for re-aging, extending, deferring or rewriting of past due accounts; and broaden the circumstances under which partial payments are recognized as full payments for purposes of determining that a loan is no longer delinquent. If the proposal is adopted, the Corporation could be required to accelerate charge-off of its delinquent loan receivables.

CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. In March 1998, the Corporation began offering other consumer loans through MBNA America Bank (Delaware) (the "State Bank"), a state bank organized under Delaware law. The State Bank is subject to capital requirements adopted by the Federal Deposit Insurance Corporation. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory- and possible additional discretionary-actions by the federal bank regulators, that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, and the State Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and the State Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's, the Bank's, and the State Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 1998, the Corporation's, the Bank's, and the State Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and the State Bank were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 6, have been computed in accordance with regulatory accounting practices. The assets of the State Bank are not material, and therefore, its capital ratios are not included in the table below.

TABLE 6:  REGULATORY CAPITAL RATIOS
                                                September 30, 1998
                                   -------------------------------------------
                                                  Minimum     Well-Capitalized
                                     Ratios    Requirements     Requirements
                                   ----------  -------------  ----------------
                                                (unaudited)
MBNA Corporation
Tier 1............................    11.11%       4.00%             (a)
Total.............................    13.91        8.00              (a)
Leverage..........................    11.25        4.00              (a)

MBNA America Bank, N.A.
Tier 1............................    11.36%       4.00%            6.00%
Total.............................    14.01        8.00            10.00
Leverage..........................    11.53        4.00             5.00

(a)  Not applicable for bank holding companies.

During the nine months ended September 30, 1998, the Corporation declared dividends on its preferred and common stock of $146.1 million. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. In addition, if the Corporation defers interest payments for consecutive periods covering five years on the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures.

The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 1998, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.2 billion. Payment of dividends by the Bank to the Corporation, however, may be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of September 30, 1998. If this facility had been drawn upon as of September 30, 1998, the amount of retained earnings available for declaration of dividends would have been limited to $675.6 million.

On October 9, 1998, the Board of Directors declared a quarterly dividend of $.06 per common share, payable January 1, 1999 to stockholders of record as of December 15, 1998. Also, on October 13, 1998 the Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3438 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 15, 1999 to stockholders of record as of December 30, 1998.

LIQUIDITY AND RATE SENSITIVITY

The Corporation seeks to maintain high-quality credit standards and prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

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

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short- and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Bank's loan receivables as a major funding alternative.

Total deposits at September 30, 1998 and December 31, 1997 were $14.1 billion and $12.9 billion, respectively. Included in total deposits at September 30, 1998 are $968.9 million of foreign time deposits, with the majority maturing within one year. Table 7 presents the maturities of the Corporation's deposits at September 30, 1998.

TABLE 7: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 1998
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 5,536,930  $ 1,046,431  $ 6,583,361
Over three months through twelve months.    3,079,576      688,888    3,768,464
Over one year through five years........    2,507,860    1,259,499    3,767,359
Over five years.........................        6,130            -        6,130
                                          -----------  -----------  -----------
  Total deposits........................  $11,130,496  $ 2,994,818  $14,125,314
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $4.2 billion.

During the nine months ended September 30, 1998, the Corporation issued $105.0 million of fixed-rate and $340.0 million of floating-rate senior medium-term notes, while the Bank issued $70.0 million of fixed-rate senior medium-term bank notes and $250.0 million of fixed-rate subordinated notes. The subordinated notes qualify as regulatory capital under the Comptroller of the Currency's guidelines and enhance the Bank's regulatory capital level, while providing a long-term source of funds. The proceeds from these issuances were used for general corporate purposes.

At September 30, 1998, the Corporation, through MBNA International, had utilized 17.8 million pounds sterling (approximately $29.9 million) from its existing 300.0 million pounds sterling multi-currency committed syndicated revolving credit facility. In addition, MBNA Canada Bank had CAD$25.0 million (approximately $16.3 million) drawn from its existing CAD$125.0 million multi-currency syndicated revolving credit facility, CAD$100.0 million outstanding (approximately $65.4 million) from a bridge facility, and CAD$278.5 million (approximately $182.1 million) of commercial paper outstanding at September 30, 1998. These borrowings are included in short-term borrowings in the consolidated statements of financial condition and provide short-term funding for the Corporation's foreign bank subsidiaries.

The Corporation also held $1.9 billion in investment securities and $2.7 billion of money market instruments at September 30, 1998, compared with $2.5 billion in investment securities and $2.1 billion of money market instruments at December 31, 1997. The investment securities primarily consisted of unencumbered, high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $1.9 billion in investment securities at September 30, 1998, $856.7 million is anticipated to mature within twelve months. The Corporation's available-for-sale investment securities portfolio, which consists primarily of short-term and variable-rate securities, was $1.5 billion at September 30, 1998. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Estimated maturities (including the impact of estimated prepayments) of the Corporation's investment securities portfolio are presented in Table 8.

TABLE 8: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 1998
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                      Year     1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  401,735  $        -  $        -  $      -
State and political subdivisions
 of the United States.............     91,087       1,010           -         -
Asset-backed and other securities.    203,309     756,145      90,758     4,317
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $  696,131  $  757,155  $   90,758  $  4,317
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $  130,516  $    5,486 $         -  $144,678
State and political subdivisions
 of the United States.............          -           -           -     2,671
Asset-backed and other securities.     30,075       2,000           -    16,917
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $  160,591  $    7,486  $        -  $164,266
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $  401,735  $  401,735
State and political subdivisions
 of the United States.............                 92,097      92,097
Asset-backed and other securities.              1,054,529   1,054,529
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $1,548,361  $1,548,361
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  280,680  $  278,743
State and political subdivisions
 of the United States.............                  2,671       2,697
Asset-backed and other securities.                 48,992      48,981
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  332,343  $  330,421
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

In addition to its on-balance sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of off-balance-sheet financial instruments. Off-balance-sheet financial instruments include interest rate swap agreements. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation analyzes its level of interest rate risk using several analytical techniques which include the impact of on-balance-sheet and off-balance-sheet financial instruments.

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

Based on the simulation analysis at September 30, 1998, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $37 million if interest rates increased from current levels by 100 basis points over the twelve months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation periodically. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 1998, the Corporation would expect a decrease in stockholders' equity, net of tax, of approximately $22 million as a result of a 10% depreciation of the Corporation's unhedged foreign exposure to the U.S. dollar position.

The Corporation does not have any other off-balance-sheet financial instruments.

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

During the three and nine months ended September 30, 1998, the Bank securitized credit card loan receivables totaling $3.6 billion and $6.2 billion, respectively, including the securitization of 250.0 million pounds sterling and
500.0 million pounds sterling, respectively, by MBNA International Bank Limited. The Bank also increased its securitization of other consumer loans through a private multi-seller commercial paper conduit to $3.0 billion from $2.4 billion during the three months ended September 30, 1998. Amortization of previously securitized loan receivables totaled $1.2 billion and $2.0 billion for the three and nine months ended September 30, 1998, respectively. The total amount of outstanding securitized loans was $43.7 billion or 77.6% of managed loans as of September 30, 1998, compared to $38.2 billion or 77.4% of managed loans at December 31, 1997. An additional $990.9 million of previously securitized loans is scheduled to amortize during the fourth quarter of 1998.


Distribution of principal to the Investor Certificateholders may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months, or one month for the Consumer Loan Master Trust, drops below a minimum yield (generally equal to the sum of the certificate rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 9 compares the average annualized yield for the three month period ended September 30, 1998, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 9: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 93-3(b)..................    21.90%       13.32%       8.58%
MasterTrust 93-4(b)..................    21.07        13.77        7.30
MasterTrust 94-1.....................    19.16        13.15        6.01
MasterTrust 94-2.....................    19.16        13.21        5.95
MasterTrust II 94-A..................    18.40        13.17        5.23
MasterTrust II 94-B..................    18.40        13.14        5.26
MasterTrust II 94-C..................    18.40        13.25        5.15
MasterTrust II 94-E..................    18.40        13.08        5.32
MasterTrust II 95-A..................    18.40        13.22        5.18
MasterTrust II 95-B..................    18.40        13.10        5.30
MasterTrust II 95-C..................    18.40        13.15        5.25
MasterTrust II 95-D..................    18.40        13.02        5.38
MasterTrust II 95-E..................    18.40        13.16        5.24
Cards No. 1..........................    20.96        13.11        7.85
MasterTrust II 95-F..................    18.40        13.73        4.67
MasterTrust II 95-G..................    18.40        13.15        5.25
MasterTrust II 95-H..................    18.40        13.01        5.39
MasterTrust II 95-I..................    18.40        13.09        5.31
MasterTrust II 95-J..................    18.40        13.17        5.23
MasterTrust II 96-A..................    18.40        13.14        5.26
MasterTrust II 96-B..................    18.40        13.21        5.19
MasterTrust II 96-C..................    18.40        13.08        5.32
MasterTrust II 96-D..................    18.40        13.08        5.32
Cards No. 2..........................    20.96        12.82        8.14
MasterTrust II 96-E..................    18.40        13.11        5.29
MasterTrust II 96-F..................    18.40        12.61        5.79
MasterTrust II 96-G..................    18.40        13.14        5.26
MasterTrust II 96-H..................    18.42        13.09        5.33
MasterTrust II 96-I..................    18.42        13.15        5.27
MasterTrust II 96-J..................    18.40        13.10        5.30
MasterTrust II 96-K..................    18.40        13.08        5.32
MasterTrust II 96-L..................    18.42        13.02        5.40
MasterTrust II 96-M..................    18.42        13.13        5.29
Cards No. 3..........................    20.96        12.85        8.11
MasterTrust II 97-A..................    18.42        12.94        5.48
MasterTrust II 97-B..................    18.40        13.13        5.27

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust II 97-C..................    18.40%       13.06%       5.34%
MasterTrust II 97-D..................    18.42        13.07        5.35
MasterTrust II 97-E..................    18.42        13.08        5.34
MasterTrust II 97-F..................    18.40        13.01        5.39
MasterTrust II 97-G..................    18.40        13.10        5.30
Cards No. 4..........................    20.96        13.41        7.55
MasterTrust II 97-H..................    18.42        13.08        5.34
MasterTrust II 97-I..................    18.40        13.04        5.36
MasterTrust II 97-J..................    18.40        13.07        5.33
Consumer Loan MasterTrust 97-1.......    17.39        13.86        3.53
MasterTrust II 97-K..................    18.40        13.08        5.32
MasterTrust II 97-L..................    18.42        13.00        5.42
MasterTrust II 97-M..................    18.42        13.09        5.33
MasterTrust II 97-N..................    18.42        13.05        5.37
MasterTrust II 97-O..................    18.40        13.12        5.28
MasterTrust II 98-A..................    18.40        13.05        5.35
Cards No. 5..........................    20.96        12.22        8.74
MasterTrust II 98-B..................    18.42        13.11        5.31
MasterTrust II 98-C..................    18.18        13.54        4.64


(a) MasterTrust II 98-D issued on July 30, 1998, MasterTrust II 98-E issued on August 11, 1998, MasterTrust II 98-F issued on August 26, 1998, MasterTrust II 98-G issued on September 10, 1998, MasterTrust II 98-H issued on September 29, 1998, and Cards No. 6 issued on September 24, 1998 are excluded from the yields presented above as a result of their recency.

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

MANAGED ASSET DATA
(dollars in thousands)

                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------
AT PERIOD END:
  Loans held for securitization.......  $        2,571,323   $       2,900,198
  Loan portfolio......................          10,012,324           8,261,876
  Securitized loans...................          43,703,887          38,217,786
                                        ------------------   -----------------
    Total managed loans...............  $       56,287,534   $      49,379,860
                                        ==================   =================
    Total managed interest-earning
     assets...........................  $       60,852,989   $      53,974,569
                                        ==================   =================
    Total managed assets..............  $       67,518,912   $      59,523,299
                                        ==================   =================


                             For the Three Months       For the Nine Months
                              Ended September 30,       Ended September 30,
                           ------------------------- -------------------------
                               1998         1997         1998         1997
                           ------------ ------------ ------------ ------------
AVERAGE:
  Loans held for
   securitization......... $  2,768,037 $  3,074,863 $  2,810,644 $  3,262,886
  Loan portfolio..........    9,921,478    7,491,180    8,923,457    7,283,236
  Securitized loans.......   41,375,203   33,910,575   39,672,626   31,276,734
                           ------------ ------------ ------------ ------------
    Total managed loans... $ 54,064,718 $ 44,476,618 $ 51,406,727 $ 41,822,856
                           ============ ============ ============ ============
    Total managed
     interest-earning
     assets............... $ 58,600,260 $ 48,349,492 $ 56,049,216 $ 45,486,421
                           ============ ============ ============ ============
    Total managed assets.. $ 64,850,522 $ 53,517,107 $ 61,967,096 $ 49,908,202
                           ============ ============ ============ ============
MANAGED RATIOS:
  Net interest margin
   (on an FTE basis)......         7.55%        7.47%        7.46%        7.47%
  Delinquency.............         4.69         4.44
  Net credit losses.......         4.42         4.07         4.34         3.93
PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 23, 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of the State of New York, County of New York. This suit is a purported class action. The plaintiff complains that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. The Corporation believes that its advertising practices are proper under applicable federal and state law and intends to defend vigorously against the action.

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

The Corporation's 1999 Annual Meeting of Stockholders is scheduled for April 27, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule


Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                   For the Nine Months Ended
                                                         September 30,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    869,107  $    713,573
Fixed charges....................................       910,813       750,133
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (4,965)       (2,997)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,774,955  $  1,460,709
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    903,796  $    741,936
Portion of rents representative of the interest
 factor..........................................         7,017         8,197
                                                   ------------  ------------
Fixed charges....................................       910,813       750,133
Preferred stock dividend requirements (a)........        17,404        25,962
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    928,217  $    776,095
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          1.91          1.88

(a) Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.






                                                   For the Nine Months Ended
                                                         September 30,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    869,107  $    713,573
Fixed charges....................................       311,686       249,956
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (4,981)       (3,013)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,175,812  $    960,516
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    304,669  $    241,759
Portion of rents representative of the interest
 factor..........................................         7,017         8,197
                                                   ------------  ------------
Fixed charges....................................       311,686       249,956
Preferred stock dividend requirements (a)........        17,404        25,962
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    329,090  $    275,918
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          3.57          3.48


(a) Preferred stock dividend requirements are adjusted to represent a pretax earnings equivalent.

The ratio of earnings to combined fixed charges and preferred stock dividend requirements is computed by dividing (i) income before income taxes and fixed charges less interest capitalized during such period, net of amortization of previously capitalized interest, by (ii) fixed charges and preferred stock dividend requirements. Fixed charges consist of interest, expensed or capitalized, on borrowings (including or excluding deposits, as applicable) and the portion of rental expense which is deemed representative of interest. The preferred stock dividend requirements represent the pretax earnings which would have been required to cover such dividend requirements on the Corporation's preferred stock outstanding.







b.  Reports on Form 8-K

  1. Report dated July 14, 1998, reporting MBNA Corporation's earnings release for the second quarter of 1998.

  2. Report dated July 30, 1998, reporting the securitization of $559.0 million of credit card receivables by MBNA America Bank, N.A.

  3. Report dated July 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1998.

  4. Report dated August 11, 1998, reporting the securitization of $882.4 million of credit card receivables by MBNA America Bank, N.A.

  5. Report dated August 26, 1998, reporting the securitization of $500.0 million of credit card receivables by MBNA America Bank, N.A.

  6. Report dated August 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for August 1998.

  7. Report dated September 10, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  8.  Report dated September 24, 1998, reporting the securitization of
      250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

  9. Report dated September 30, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for September 1998.

  10. Report dated October 7, 1998, reporting MBNA Corporation's earnings release for the third quarter of 1998.

  11. Report dated October 22, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  12. Report dated October 29, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  13. Report dated October 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1998.











                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  November 13, 1998              By:    /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer