Form 10-K405
period 1998-12-31
MBNA CORP
filed 1999-03-19
CIK 870517

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 10, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant's Common Stock as reported on the New York Stock Exchange was $17,569,928,840. As of March 10, 1999, there were outstanding 801,781,250 shares of Common Stock, par value $.01 per share, which stock is the only class of Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1999 are incorporated by reference into Part III.

================================================================================

                                MBNA CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                PART I
ITEM 1.    Business....................................................    1
ITEM 2.    Properties..................................................    9
ITEM 3.    Legal Proceedings...........................................   10
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   10
           Executive Officers of the Registrant........................   10
                                PART II
ITEM 5.    Market for the Registrant's Common Stock and Related
             Stockholder Matters.......................................   12
ITEM 6.    Selected Financial Data.....................................   12
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   13
ITEM 7A    Quantitative and Qualitative Disclosures about Market
             Risk......................................................   13
ITEM 8.    Financial Statements and Supplementary Data.................   13
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   13
                               PART III
ITEM 10.   Directors and Executive Officers of the Registrant..........   13
ITEM 11.   Executive Compensation......................................   13
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   13
ITEM 13.   Certain Relationships and Related Transactions..............   13
                                PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   14
Signatures.............................................................   18

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MBNA Corporation (the "Corporation"), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank organized in January 1991 as the successor to a national bank formed in 1982. The Bank has two wholly owned foreign bank subsidiaries, MBNA International Bank Limited ("MBNA International") formed in 1993 and located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") formed in 1997. Through the Bank, MBNA International and MBNA Canada, the Corporation is the world's largest independent credit card lender and is the leading issuer of affinity credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products.

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

  Other Consumer Loans

     The Corporation's other consumer loan products include unsecured lines of credit accessed by check and unsecured installment loans. These products are used by Customers primarily for large purchases or consolidation of other consumer debt. The Bank markets these products to customers of retailers, to the Bank's existing credit card Customers and to others.

     The Corporation also offers home equity loans through MBNA America Bank (Delaware), a state bank, and airplane loans to individuals through MBNA Consumer Services, Inc.

  Deposits

     The Corporation offers money market deposit accounts and certificates of deposit through the Bank. Money market deposit accounts provide Customers with liquidity and convenience of service, as well as insurance up to $100,000 per depositor by the Federal Deposit Insurance Corporation ("FDIC"). Certificates of deposit are traditional fixed term investments with maturities that typically range from six to sixty months. They are also insured by the FDIC up to $100,000. Deposit products are offered to members of the Corporation's endorsing associations, to existing credit card Customers and to others.

  Insurance

     The Corporation offers credit insurance to credit card Customers of the Bank, MBNA International and MBNA Canada. It also offers automobile insurance and life insurance through the Bank to Customers. In July 1998, the Corporation suspended marketing new automobile insurance policies and later terminated its agreement with TIG, its insurance underwriter. In December 1998, the Corporation signed a letter of intent with American International Group, Inc. ("AIG") to underwrite automobile, homeowners, and personal umbrella insurance products for the Corporation's Customers. The Corporation and AIG expect to begin marketing AIG automobile insurance to the Corporation's Customers during 1999.

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

     The Corporation also offers co-branded cards through relationships with commercial firms, including professional sports teams. These programs typically include incentives to Customers to purchase services or merchandise from the co-branding firm.

     The Corporation primarily uses direct mail, telemarketing, person-to-person and internet marketing to market its credit cards and other products. Thousands of different marketing campaigns are developed each year, generating millions of direct mail pieces designed to add accounts and stimulate use. The Corporation customizes its marketing approach for each program. The Corporation's in-house advertising agency designs custom graphics for credit cards and prepares direct mail programs and advertisements. The Corporation conducts internet marketing through a combination of banner, e-mail and search engine advertisements. In addition, the Corporation's marketing activities include efforts to retain profitable accounts and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through balance transfer programs.

     The Corporation conducts marketing activities in the United States through MBNA Marketing Systems, Inc., a subsidiary of the Bank. The Corporation markets credit cards and other consumer loans in the United Kingdom through MBNA International and in Canada through MBNA Canada.

     MBNA Marketing Systems, Inc. has regional centers in Maine, Ohio, Texas, Maryland, Florida and California and sales offices in New York City, Chicago and Atlanta. MBNA International has its headquarters in Chester, England and sales and marketing offices in London, England, Dublin, Ireland and Edinburgh, Scotland. MBNA Canada has its headquarters in Gloucester, Ontario and a sales and marketing office in Montreal, Quebec. These regional centers and sales offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing.

     MBNA Marketing Systems, Inc. has 13 telemarketing facilities in 9 states. As of December 31, 1998, it employed approximately 3,300 people in telemarketing, the majority of whom worked part time. The telemarketing organization generates new accounts by calling prospects obtained from membership lists of endorsing organizations and other prospects lists.

CREDIT

     The Corporation makes credit decisions by combining sophisticated technology and predictive models with the insight of a credit analyst. Approved credit applications are reviewed individually by a credit analyst, who assigns a credit line based on a review of the potential Customer's financial history and capacity to repay. Less than half of the credit applications received by the Corporation in 1998 were approved. Credit analysts review credit reports obtained through an independent credit reporting agency, and use a delinquency probability model to assist them in reaching a credit decision for each applicant. Credit analysts also review and verify other information, such as employment and income, when necessary to make a credit decision.

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

     A balanced approach is also used when stimulating portfolio growth. Risk levels are measured through statistical models that incorporate payment behavior, employment information, and transaction activity. Credit bureau scores and attributes are obtained and combined with internal information to allow the Corporation to increase credit lines and promote account usage while minimizing additional risk.

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

     In February 1999, the Federal Financial Institutions Examinations Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by June 30, 1999, unless programming resources are required, in which case they must be implemented by December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, but does not expect implementation to have a material effect on the Corporation's consolidated financial statements.

OPERATIONS

     Account processing services performed by MBNA Hallmark Information Services, Inc. ("Information Services"), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. Information Services' data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at Information Services' facilities in Dallas, Texas, and Newark, Delaware. Information Services generates and mails to Customers monthly statements summarizing account activity and processes Customer payments.

TECHNOLOGY

     The Corporation uses sophisticated systems and technology in all aspects of its business operations to enhance Customer service and improve efficiency. These systems include marketing databases, advanced telecommunications networks to support Customer service and telemarketing, a credit decisioning system which processes credit card applications with on-line credit bureaus to support credit, neural networks to identify and prevent fraud, and selective statement insertion for customizing communications with Customers. These systems enable the Corporation to implement customized marketing and service strategies for endorsed organizations. The Corporation relies primarily on internal development of technology solutions to ensure the flexibility, quality and responsiveness of computer and telecommunication systems needed in its business. For a discussion of Year 2000 compliance, see "Year 2000 Readiness Disclosure" on pages 31 through 33 of the 1998 Annual Report to Stockholders, which is incorporated herein by reference.

TERMS AND CONDITIONS

     Each Customer and the Corporation enter into an agreement which governs the terms and conditions of the Customer's account. The Corporation reserves the right to add or change any terms, conditions, services or features of its accounts at any time, including increasing or decreasing periodic finance charges, other charges or minimum payment terms. The agreement with each Customer provides that the Corporation may apply such changes, when applicable, to current outstanding balances as well as to future transactions. The Customer can avoid a rate increase by notice to the Corporation and by not using the account.

     A Customer may use an account for purchases and cash advances. Monthly periodic finance charges are calculated by multiplying the applicable average daily balances on the account by the applicable daily periodic rates and by the number of days in the billing cycle.

     Finance charges are calculated on purchases from the date of the purchase or the first day of the billing cycle in which the purchase posts to the account, whichever is later, and with respect to credit card accounts are not assessed in most circumstances on new purchases if all balances shown in the previous billing statement are paid in full by the payment due date, which is generally 1 day before the next billing date. Finance charges on credit card accounts are not assessed in most circumstances on previous purchases if all balances shown on the two previous billing statements are paid by their respective due dates. Finance charges on cash advances are calculated from the date of the transaction.

     Credit card Customers are required to make a minimum monthly payment equal to the greater of $15 or 2% of the outstanding balance on the account. With respect to certain consumer loan products, Customers are required to make a minimum monthly payment sufficient to repay the account balance over a set term.

     The Corporation offers fixed and variable rates on accounts and also offers temporary promotional rates. Variable rates are offered at a percentage rate tied to the U.S. prime rate published in The Wall Street Journal and are adjusted, if applicable, quarterly.

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

     MBNA International is subject to regulation and supervision by the Bank of England, the Federal Reserve Board and the OCC. MBNA America Bank (Delaware) is subject to regulation and supervision by the State Bank Commissioner of Delaware and the FDIC. MBNA Canada is subject to regulations and supervision by the Office of Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation, the Federal Reserve Board and the OCC.

  Dividends

     The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank is subject to limitations on the dividends it may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See "Capital Adequacy and Dividend Limitations" on pages 35 and 36 of the 1998 Annual Report to Stockholders, which is incorporated herein by reference. In addition, both the Corporation and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

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

  Capital Requirements

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is subject to similar capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders' equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 risk-based capital"). The remainder ("Total risk-based capital") may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of reserves for possible credit losses. In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 risk-based capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that meet certain specified criteria, including that they have the agency's highest supervisory rating. Under the guidelines, holding companies that do not satisfy the criteria for the lowest requirement and holding companies undertaking expansion programs must maintain a leverage ratio at least 100 basis points to 200 basis points higher than the 3% minimum ratio. See "Table 9: Regulatory Capital Ratios" on page 35 of the 1998 Annual Report to Stockholders, which is incorporated herein by reference. Holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

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

     FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates; there are no such restrictions on a bank that is well capitalized. As of December 31, 1998 the Bank met the FDIC's definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be "well capitalized" if it maintains a ratio of Tier 1 risk-based capital to risk-adjusted assets of at least 6%, a ratio of total risk-based capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 1998, the Bank had brokered deposits of $3.4 billion.

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

  Regulation of the Credit Card and Other Consumer Lending Businesses

     The relationship between the Corporation and its Customers is extensively regulated by federal and state consumer protection laws. The Truth in Lending Act requires consumer lenders to make certain disclosures along with their applications (for credit card accounts) and solicitations, upon opening an account and with each periodic statement. The Act also imposes certain substantive requirements and restrictions on lenders and provides Customers with certain rights to dispute unauthorized charges and to have their billing errors corrected promptly. Customers are also given the right to have their payments promptly credited to their accounts.

     The Equal Credit Opportunity Act prohibits lenders from discriminating in extending credit on certain criteria such as an applicant's sex, race and marital status. In order to protect borrowers from such discrimination, the Act requires that lenders disclose the reasons they took adverse action against an applicant or a Customer.

     The Fair Credit Reporting Act generally regulates credit reporting agencies, but also imposes some duties on lenders as users of consumer credit reports. For instance, the Act prohibits the use of a consumer credit report by a lender except in connection with a proposed business transaction with the consumer. The Act also requires that lenders notify consumers when the lenders take adverse action based upon information obtained from credit reporting agencies.

     The federal regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Corporation to pay restitution to injured Customers. Customers may bring actions for damages for certain violations. In addition, a Customer may be entitled to assert a violation of these consumer protection laws by way of set-off against the Customer's obligation to pay the outstanding loan balance.

     The National Bank Act, which governs the activities of national banks, authorizes national banks to use various alternative interest rates when they make loans, including the highest interest rate authorized for state chartered lenders located in the state where the national bank is located. This ability to "export" rates, as provided for in the Act, is relied upon by the Bank to charge Customers the interest rates and fees permitted by Delaware law regardless of an inconsistent law of the state in which the Customer is located, thereby facilitating the Bank's nationwide lending activities.

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

COMPETITION

     The Corporation's business is highly competitive. The Corporation competes with numerous banks with national, regional and local operations in domestic and international markets and with non-bank competitors who issue credit and charge cards and make other consumer loans. Strategies used by the Corporation's competitors include targeted marketing, low introductory rates, no annual fee credit cards, balance transfers and discounts on products and services. The Corporation also uses these strategies and, in addition, relies on its strategy of marketing to people with a strong common interest and its superior Customer service to compete with its competitors.

EMPLOYEES

     As of December 31, 1998, the Corporation had approximately 19,000 employees.

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

     MBNA Information Services conducts its processing from an approximately 557,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 300,000 square feet of office space at the Corporation's facilities in Newark, Delaware.

     MBNA Marketing Systems, Inc. has regional offices in Camden and Belfast, Maine, Cleveland, Ohio, Dallas, Texas (part of Information Services' facility), Boca Raton, Florida and Hunt Valley, Maryland. These facilities are owned by the Corporation.

     MBNA Marketing Systems, Inc. has a leased regional office in San Francisco and leased sales offices in New York City and Chicago. The leases are for 10-year terms and contain renewal options which, if exercised, would extend the leases up to five additional years in New York City and San Francisco and 10 additional years in Chicago. Marketing Systems leases telesales facilities in Delaware, Georgia, Maine, Maryland, New Hampshire, Ohio and Pennsylvania.

     MBNA International's credit card operations are located in approximately 252,000 square feet of space in Chester, England. It is constructing additional expansion space in Chester. It maintains a sales office in London, England and Edinburgh, Scotland. MBNA International conducts operations in Ireland from an office in Dublin, Ireland.

     MBNA Canada's credit card operations are located in approximately 55,000 square feet of leased office space in Gloucester and Montreal, Quebec.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of the State of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. The Corporation believes that its advertising practices were and are proper under applicable federal and state law and intends to defend these actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders of the Corporation.

                         ------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Corporation's executive officers is set forth below.

     Alfred Lerner (65) has been Chief Executive Officer of MBNA Corporation and Chairman of its Board of Directors since January 1991 and a director of the Bank since December 1991. Mr. Lerner served as Chairman of the Board and Chief Executive Officer of MNC Financial, Inc. ("MNC Financial") from September 1990 to July 1991 and as Chairman of the Board from July 1991 to October 1993. He also served as Chairman of the Board of Equitable Bancorporation from July 1983 until it merged with MNC Financial in January 1990. He has been Chairman of The Town and Country Trust since August 1993 and was Chief Executive Officer from August 1993 until October 1997. He has been Chairman and owner of the Cleveland Browns since October 1998. A graduate of Columbia University and Vice Chairman of its Board of Trustees,

Mr. Lerner also is president of the Cleveland Clinic Foundation and a member of its Board of Trustees. He is also a trustee of Case Western Reserve University and a member of the Board of Directors of the Marine Corps Law Enforcement Foundation.

     Charles M. Cawley (58) has been President and a director of the Corporation and Chairman and Chief Executive Officer of the Bank since January 1991. He has more than 33 years of management experience in the financial services industry and was the senior operating executive that formed the Bank in 1982. He has served as Chief Executive Officer of the Bank since 1990, and as President since 1985. He has been a director of the Bank since 1982. He serves on the boards of Georgetown University, the University of Delaware, the Eisenhower Exchange Fellowships, the American Architectural Foundation, and the Marine Corps Law Enforcement Foundation. He is Chairman of the Board of the Grand Opera House in Wilmington, Delaware.

     John R. Cochran III (47) oversees all business development and marketing activities, including sales, marketing, advertising, regional marketing, telemarketing, and group administration. He is also responsible for Customer Satisfaction. He has been a Senior Executive Vice President of the Corporation and an Executive Vice Chairman of the Bank since November 1998. He has served as the Chief Marketing Officer since April 1991. He has 26 years of management experience in the financial services industry and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

     Bruce L. Hammonds (50) oversees credit, loss prevention, consumer finance and technology services. He has been a Senior Executive Vice President of the Corporation and an Executive Vice Chairman of the Bank since November 1998. He has served as the Chief Operating Officer since 1990. He has 29 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

     M. Scot Kaufman (49) oversees accounting, finance, and treasury activities. He has been an Executive Vice President and Treasurer of the Corporation since January 1991 and Chief Accounting Officer since July 1991. He has been Chief Financial Officer of the Corporation since July 1992. He has served as Senior Vice Chairman of the Bank since April 1997 and as its Chief Financial Officer since 1985. He has 28 years of experience in the financial services industry and has been with the Corporation since 1985. He has been a director of the Bank since 1986.

     Lance L. Weaver (44) oversees corporate affairs, law, government relations, compensation and benefits, and real estate. He also oversees Administrative Services, including corporate insurance, facility management, security, transportation, and purchasing activities. He has been an Executive Vice President of the Corporation since April 1994. He has served as Senior Vice Chairman of the Bank since July 1997 and served as Chief Administrative Officer of the Bank since February 1993. He has 24 years of experience in consumer lending and administration and has been with the Corporation since 1991. He has been a director of the Bank since February 1993.

     Ronald W. Davies (57) oversees MBNA Hallmark Information Services, which provides the Corporation with telecommunications, production operations, information systems, and systems operations and development. He has been an Executive Vice President of the Corporation since October 1991. He has served as Senior Vice Chairman of the Bank since December 1997 and Chief Technology Officer of the Bank since April 1991. He has served as Chairman and Chief Executive Officer of MBNA Hallmark Information Services, Inc. since August 1991. He has 34 years of experience in information systems and technology management and has been with the Corporation since 1991. He has been a director of the Bank since April 1991.

     Gregg Bacchieri (43) oversees all credit and loss prevention efforts. He has been an Executive Vice President of the Corporation since July 1997 and Senior Vice Chairman of the Bank since November 1998. He has 20 years of management experience in retail lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since July 1997.

     Richard K. Struthers (43) oversees international, insurance, deposit, travel and business card activities. He has been an Executive Vice President of the Corporation since April 1997. He has served as Senior Vice Chairman of the Bank since December 1997. He has 21 years of experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since January 1997.

     Kenneth F. Boehl (44) joined the Corporation in 1988 and serves as the Chief Control Officer and is responsible for risk management and personnel activities. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since July 1997. He has been the Senior Control Officer of the Bank since April 1992. He has 23 years of experience in financial management. He has been a director of the Bank since July 1997.

     Jules J. Bonavolonta (58) oversees special operations, facility management, security, transportation and purchasing activities. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since October 1997. Prior to joining the Corporation, he served as President of Universal Network, Inc., a security consulting firm, from August 1995 to March 1997. He was director of corporate security for Consolidated Edison of New York from January 1991 to August 1992 and for Republic National Bank of New York from August 1992 to July 1995. He had a 23 year career with the Federal Bureau of Investigation which included extensive experience in domestic and international investigations, including as Chief of the Organized Crime and Narcotics Division. He joined the Corporation in March 1997 and has been a director of the Bank since October 1997.

     John W. Scheflen (52) is responsible for corporate affairs, corporate insurance, government affairs, law and real estate acquisition. He has been an Executive Vice President, General Counsel and Secretary of the Corporation and Secretary and Cashier of the Bank since March 1992. He has been a Vice Chairman and Director of the Bank since September 1998. Prior to joining the Corporation he was a partner with Venable, Baetjer and Howard from 1984 to March 1992. He has 24 years of experience in law and has been with the Corporation since 1992.

     David W. Spartin (41) oversees investor relations, media relations, communications, community education initiatives, business analysis, and administration. He has been an Executive Vice President of the Corporation since April 1997 and has served as Vice Chairman of the Bank since March 1997. He has 20 years of experience in the financial services industry and has been with the Corporation since 1991. He has been a director of the Bank since March 1997.

     Michael G. Rhodes (33) oversees Customer Satisfaction. He has been an Executive Vice President of the Corporation and a Vice Chairman and Director of the Bank since August 1998. Prior to joining the Corporation in 1994, he was an associate at Duff & Phelps Capital Markets from July 1993 to April 1994 and was an engineer at Failure Analysis Associates from August 1987 to July 1991. He is Mr. Cawley's son-in-law.

     Vernon H. C. Wright (56) oversees foreign and domestic treasury activities, including securitization, investments and funding, and corporate finance activities. He has been an Executive Vice President and Chief Corporate Finance Officer of the Corporation and Chief Corporate Finance Officer of the Bank since July 1992. He has been Vice Chairman of the Bank since September 1995. He has more than 30 years of experience in retail and commercial lending and has been with the Corporation since 1991. He has been a director of the Bank since November 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     "Common Stock Price Range and Dividends" on page 74 and "Capital Adequacy and Dividend Limitations" on pages 35 and 36 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Ten-Year Statistical Summary" on pages 22 and 23 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 42 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Interest Rate Sensitivity" and "Foreign Currency Exchange Rate Sensitivity" on pages 39 and 40 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Independent Auditors", the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, and the "Summary of Consolidated Quarterly Financial Information" on pages 45 through 72 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. The following consolidated financial statements of MBNA Corporation and subsidiaries are incorporated herein by reference from the pages designated in the 1998 Annual Report to Stockholders:

                                                              PAGE
                                                              -----
Report of Independent Auditors..............................     45
Consolidated Statements of Financial Condition, December 31,
  1998 and 1997.............................................     46
Consolidated Statements of Income for the years ended
  December 31,
  1998, 1997 and 1996.......................................     47
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31,
  1998, 1997 and 1996.......................................     48
Consolidated Statements of Cash Flows for the years ended
  December 31,
  1998, 1997 and 1996.......................................     49
Notes to the Consolidated Financial Statements..............  50-71

     2. Financial Statement Schedules

          No Financial Statement Schedules are required to be filed.

     3. Exhibits:

     The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant's Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K and the 1997 Form 10-K are to the Registrant's Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, respectively.

Exhibit 3.1      Articles of Incorporation, as amended and supplemented
                 (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2      By-laws, as amended (incorporated by reference to Exhibit
                 3.2 of 1997 Form 10-K).
Exhibit 4.1*     Senior Indenture dated as of September 29, 1992, between the
                 Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2* Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*     Fiscal and Paying Agency Agreement, dated September 21,
                 1992, between MBNA America Bank, N.A. and Harris Trust and
                 Savings Bank, as Fiscal and Paying Agent, for the 7.25%
                 Subordinated Notes due 2002.
Exhibit 4.4*     Issuing and Paying Agency Agreement dated as of December 10,
                 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First
                 Trust of New York, National Association.
Exhibit 4.5      Junior Subordinated Indenture between the Registrant and The
                 Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997 Form S-4).
Exhibit 4.6      Amended and Restated Trust Agreement, dated as of December
                 18, 1996, between the Registrant and The Bank of New York
                 (incorporated by reference to Exhibit 4.6 of 1996 Form
                 10-K).

Exhibit 4.7        Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New
                   York (incorporated by reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.8        Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and
                   The Bank of New York (incorporated by reference to Exhibit 4.8 of 1996 Form 10-K).
Exhibit 4.9        Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New
                   York (incorporated by reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.10       Amended and Restated Trust Agreement, dated as of February 24, 1997, between the Registrant and
                   The Bank of New York (incorporated by reference to Exhibit 4(e)(4) of the 1997 Form S-4).
Exhibit 4.11       Guarantee Agreement, dated as of March 31, 1997 between the Registrant and The Bank of New York
                   (incorporated by reference to Exhibit 4.11 of 1997 Form 10-K).
Exhibit 10.1       Tax Sharing and Indemnity Agreement with MNC Financial (incorporated by reference to Exhibit 10.2 of 1990 Form S-1).
Exhibit 10.2       License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.3       License Agreement with VISA (incorporated by reference to Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.4       Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement)
                   (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.5       Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of
                   January 15, 1997, among MBNA America Bank, N.A., certain lenders and Chase Manhattan Bank, as
                   Agent (incorporated by reference to Exhibit 10.5 of 1996 Form 10-K).
Exhibit 10.6       Fifth Amendment dated March 1, 1999 and Fourth Amendment dated March 27, 1998 to the Credit
                   Agreement dated as of April 13, 1994, between the Registrant and Bank of America National Trust and Savings Association (the Third Amendment dated February 27, 1997 and the Second Amendment dated April 10, 1996 are incorporated by reference to Exhibit 10.6 of 1996 Form 10-K, the First
                   Amendment dated April 7, 1995 is incorporated by reference to Exhibit 10.6 of 1995 Form 10-K and the original agreement is incorporated by reference to Exhibit 10.7 of 1994 Form 10-K).
Exhibit 10.7       Amendment dated September 30, 1998 to the Credit Agreement, dated as of October 5, 1994, between
                   Registrant and The Bank of New York (the Amendment dated October 2, 1996 and amendment dated June
                   28, 1996 are incorporated by reference to Exhibit 10.7 of 1996 Form 10-K, the Amendment dated
                   October 4, 1995 is incorporated by reference to Exhibit 10.7 of 1995 Form 10-K and the original
                   Agreement is incorporated by reference to Exhibit 10.8 of 1994 Form 10-K).
Exhibit 10.8**     1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and forms of Stock
                   Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.9**     1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1998) and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).
Exhibit 10.10**    Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.11**    MBNA Corporation Supplemental Executive Retirement Plan, as amended and restated.

Exhibit 10.12**  Assumed Deferred Compensation Plans (1989 Deferred
                 Compensation Plan incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan incorporated by reference to Exhibit 10.14 of 1993 Form
                 10-K).
Exhibit 10.13**  MBNA Corporation Senior Executive Performance Plan
                 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1997).
Exhibit 10.14**  Form of Split Dollar Agreement (incorporated by reference to
                 Exhibit 10.18 of 1992 Form 10-K).
Exhibit 10.15** Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 10.16    Amended and Restated Multicurrency Revolving Credit Facility
                 Agreement dated as of October 11, 1996, among MBNA
                 International Bank Limited, certain lenders and The First
                 National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10.16 of 1997 Form 10-K).
Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 13       1998 Annual Report to Stockholders.
Exhibit 21       Subsidiaries of the Corporation.
Exhibit 23       Consent of Independent Auditors.
Exhibit 27       Financial Data Schedule.

---------------
 * The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

4. REPORTS ON FORM 8-K

          1. Report dated October 7, 1998, reporting MBNA Corporation's earnings release for the third quarter of 1998.

          2. Report dated October 22, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

          3. Report dated October 29, 1998, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

          4. Report dated October 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1998.

          5. Report dated November 30, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for November 1998.

          6. Report dated December 17, 1998, reporting the securitization of
             250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

          7. Report dated December 23, 1998, reporting the execution of a definitive agreement with PNC Bank, National Association to acquire PNC National Bank.

          8. Report dated December 31, 1998, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for December 1998.

          9. Report dated January 4, 1999, reporting MBNA Corporation's earnings release for the fourth quarter of 1998.

          10. Report dated January 4, 1999, providing the underwriting agreement which supplements the prospectus included in the Registration Statement on Form S-3, previously filed by MBNA Corporation, in connection with the issuance and sale of 50,000,000 shares of Common Stock.

          11. Report dated January 7, 1999, reporting MBNA Corporation's financial highlights for the fourth quarter of 1998.

          12. Report dated January 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1999.

          13. Report dated February 28, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MBNA CORPORATION

                                          By: /s/    ALFRED LERNER
                                          --------------------------------------
                                                      Alfred Lerner
                                           Chairman and Chief Executive Officer

March 19, 1999

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

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----

                 /s/ ALFRED LERNER                     Chairman, Chief Executive Officer  March 19, 1999
---------------------------------------------------      and Director (principal
                   Alfred Lerner                         executive officer)

               /s/ CHARLES M. CAWLEY                   President and Director             March 19, 1999
---------------------------------------------------
                 Charles M. Cawley

                /s/ M. SCOT KAUFMAN                    Executive Vice President and       March 19, 1999
---------------------------------------------------      Treasurer (principal financial
                  M. Scot Kaufman                        and accounting officer)

                /s/ JAMES H. BERICK                    Director                           March 19, 1999
---------------------------------------------------
               James H. Berick, Esq

             /s/ BENJAMIN R. CIVILETTI                 Director                           March 19, 1999
---------------------------------------------------
            Benjamin R. Civiletti, Esq

              /s/ RANDOLPH D. LERNER                   Director                           March 19, 1999
---------------------------------------------------
              Randolph D. Lerner, Esq

              /s/ STUART L. MARKOWITZ                  Director                           March 19, 1999
---------------------------------------------------
             Stuart L. Markowitz, M.D.

               /s/ MICHAEL ROSENTHAL                   Director                           March 19, 1999
---------------------------------------------------
             Michael Rosenthal, Ph.D.

                                 EXHIBIT INDEX

     The following exhibits are filed with the MBNA Corporation annual report on Form 10-K for the fiscal year ended December 31, 1998:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.6       Fifth Amendment dated March 1, 1999 and Fourth Amendment
              dated March 27, 1998 to the Credit Agreement dated as of
              April 13, 1994, between the Registrant and Bank of America
              National Trust and Savings Association (the Third Amendment
              dated February 27, 1997 and the Second Amendment dated April
              10, 1996 are incorporated by reference to Exhibit 10.6 of
              1996 Form 10-K, the First Amendment dated April 7, 1995 is incorporated by reference to Exhibit 10.6 of 1995 Form 10-K and the original agreement is incorporated by reference to
              Exhibit 10.7 of 1994 Form 10-K).............................
   10.7       Amendment dated September 30, 1998 to the Credit Agreement, dated as of October 5, 1994, between Registrant and The Bank of New York (the Amendment dated October 2, 1996 and
              amendment dated June 28, 1996 are incorporated by reference to Exhibit 10.7 of 1996 Form 10-K, the Amendment dated
              October 4, 1995 incorporated by reference to Exhibit 10.7 of
              1995 Form 10-K and the original Agreement is incorporated by reference to Exhibit 10.8 of 1994 Form 10-K)................
   10.11      MBNA Corporation Supplemental Executive Retirement Plan, as
              amended and restated........................................
   12         Computation of Ratio of Earnings to Combined Fixed Charges
              and Preferred Stock Dividend Requirements...................
   13         1998 Annual Report to Stockholders..........................
   21         Subsidiaries of the Corporation.............................
   23         Consent of Independent Auditors.............................
   27         Financial Data Schedule.....................................

                       [LOGO]  PRINTED ON RECYCLED PAPER