Form 10-Q
period 1999-03-31
MBNA CORP
filed 1999-05-17
CIK 870517

6


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                              -------------------------------------------------
                                      or

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
Yes      x     No
    ----------   ----------
              Common Stock, $.01 Par Value -- 801,781,250 Shares
                     Outstanding as of March 31, 1999
                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           March 31, 1999 (unaudited) and December 31, 1998

           Consolidated Statements of Income -                               3
           For the Three Months Ended March 31, 1999 and 1998
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Three Months Ended March 31, 1999 and 1998
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Three Months Ended March 31, 1999 and 1998
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      15
           and Results of Operations (unaudited)

           Supplemental Financial Information (unaudited)                   39


                        Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders              40

Item 6.    Exhibits and Reports on Form 8-K                                 41

Signature                                                                   47
                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      March 31,   December 31,
                                                        1999          1998
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    285,396  $    382,882
Interest-earning time deposits in other banks.....     1,308,933     2,831,215
Federal funds sold and securities purchased
 under resale agreements..........................       855,000       730,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $1,901,666 and $1,666,123 at
   March 31, 1999 and December 31, 1998,
   respectively)..................................     1,900,911     1,663,704
  Held-to-maturity (market value of $249,431
   and $211,473 at March 31, 1999 and
   December 31, 1998, respectively)...............       258,469       216,020
Loans held for securitization.....................     5,422,954     1,692,268
Loans:
  Credit card.....................................     8,002,288     8,975,051
  Other consumer..................................     2,256,314     2,801,048
                                                    ------------  ------------
    Total loans...................................    10,258,602    11,776,099
  Reserve for possible credit losses..............      (303,717)     (216,911)
                                                    ------------  ------------
    Net loans.....................................     9,954,885    11,559,188
Premises and equipment, net.......................     1,620,749     1,617,596
Accrued income receivable.........................       152,877       193,019
Accounts receivable from securitizations..........     3,779,353     3,595,556
Prepaid expenses and deferred charges.............       242,496       237,587
Other assets......................................     1,739,665     1,087,225
                                                    ------------  ------------
    Total assets..................................  $ 27,521,688  $ 25,806,260
                                                    ============  ============




                                                      March 31,   December 31,
                                                        1999          1998
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 11,399,152  $ 10,745,062
  Money market deposit accounts...................     4,311,255     4,125,523
  Noninterest-bearing demand deposits.............       488,974       462,266
  Interest-bearing transaction accounts...........        41,723        35,399
  Savings accounts................................        80,109        38,790
                                                    ------------  ------------
    Total deposits................................    16,321,213    15,407,040
Short-term borrowings.............................       543,360     1,231,195
Long-term debt and bank notes.....................     5,948,700     5,939,025
Accrued interest payable..........................       157,995       153,201
Accrued expenses and other liabilities............       915,338       684,764
                                                    ------------  ------------
    Total liabilities.............................    23,886,606    23,415,225

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at March 31, 1999 and
 December 31, 1998)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 801,781,250 shares and
 751,795,674 shares issued and outstanding at
 March 31, 1999 and December 31, 1998,
 respectively)....................................         8,018         7,518
Additional paid-in capital........................     1,397,467       271,050
Retained earnings.................................     2,238,711     2,112,374
Accumulated other comprehensive income............        (9,200)            7
                                                    ------------  ------------
    Total stockholders' equity....................     3,635,082     2,391,035
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 27,521,688  $ 25,806,260
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

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
                                                             (unaudited)
INTEREST INCOME
Loans............................................... $    381,827  $    292,236
Investment securities:
  Taxable...........................................       24,321        32,013
  Tax-exempt........................................          877           786
Time deposits in other banks........................       40,549        23,347
Federal funds sold and securities purchased
 under resale agreements............................       18,221         7,175
Loans held for securitization.......................       75,553       110,096
                                                     ------------  ------------
    Total interest income...........................      541,348       465,653
INTEREST EXPENSE
Deposits............................................      213,704       195,661
Short-term borrowings...............................        9,506         4,024
Long-term debt and bank notes.......................       91,357        90,395
                                                     ------------  ------------
    Total interest expense..........................      314,567       290,080
                                                     ------------  ------------
NET INTEREST INCOME.................................      226,781       175,573
Provision for possible credit losses................       84,464        88,598
                                                     ------------  ------------
Net interest income after provision for
 possible credit losses.............................      142,317        86,975
OTHER OPERATING INCOME
Interchange.........................................       39,792        30,572
Credit card fees....................................       38,608        32,537
Securitization income...............................      802,603       617,365
Insurance...........................................        9,416        16,090
Other...............................................       13,311         2,946
                                                     ------------  ------------
    Total other operating income.................... $    903,730  $    699,510



















                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
                                                             (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits...................... $    290,839  $    246,562
Occupancy expense of premises.......................       30,926        26,476
Furniture and equipment expense.....................       44,590        44,107
Other...............................................      379,218       227,990
                                                     ------------  ------------
    Total other operating expense...................      745,573       545,135
                                                     ------------  ------------
Income before income taxes..........................      300,474       241,350
Applicable income taxes.............................      114,481        91,954
                                                     ------------  ------------
NET INCOME.......................................... $    185,993  $    149,396
                                                     ============  ============

EARNINGS PER COMMON SHARE........................... $        .23  $        .19
EARNINGS PER COMMON SHARE-ASSUMING DILUTION.........          .22           .18

===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                  Outstanding Shares
                                ----------------------
                                 Preferred    Common     Preferred    Common
                                   (000)      (000)        Stock      Stock
                                ----------- ----------   ---------- ----------
BALANCE, DECEMBER 31, 1998.           8,574    751,796   $       86 $    7,518
Comprehensive income:
  Net income...............               -          -            -          -
  Other comprehensive
   income, net of tax......               -          -            -          -

Comprehensive income.......

Cash dividends:
  Common-$.07 per share....               -          -            -          -
  Preferred................               -          -            -          -
Exercise of stock options
 and other awards..........               -      3,260            -         33
Issuance of common stock,
 net of issuance costs.....               -     50,000            -        500
Acquisition and retirement
 of common stock...........               -     (3,275)           -        (33)
                                ----------- ----------   ---------- ----------
BALANCE, MARCH 31, 1999....           8,574    801,781   $       86 $    8,018
                                =========== ==========   ========== ==========

BALANCE, DECEMBER 31, 1997.           8,574    751,781   $       86 $    7,518
Comprehensive income:
  Net income...............               -          -            -          -
  Other comprehensive
   income, net of tax......               -          -            -          -

Comprehensive income.......

Cash dividends:
  Common-$.06 per share....               -          -            -          -
  Preferred................               -          -            -          -
Exercise of stock options
 and other awards..........               -      5,116            -         51
Acquisition and retirement
 of common stock...........               -     (5,116)           -        (51)
                                 ---------- ----------   ---------- ----------
BALANCE, MARCH 31, 1998....           8,574    751,781   $       86 $    7,518
                                 ========== ==========   ========== ==========




                                                    Accumulated
                            Additional                 Other         Total
                             Paid-in     Retained  Comprehensive  Stockholders'
                             Capital     Earnings      Income        Equity
                            ----------  ---------- -------------  ------------
BALANCE, DECEMBER 31, 1998. $  271,050  $2,112,374 $           7  $  2,391,035
Comprehensive income:
  Net income...............          -     185,993             -       185,993
  Other comprehensive
   income, net of tax......          -           -        (9,207)       (9,207)
                                                                  ------------
Comprehensive income.......                                            176,786
                                                                  ------------
Cash dividends:
  Common-$.07 per share....          -     (56,140)            -       (56,140)
  Preferred................          -      (3,516)            -        (3,516)
Exercise of stock options
 and other awards..........     38,753           -             -        38,786
Issuance of common stock,
 net of issuance costs.....  1,173,586           -             -     1,174,086
Acquisition and retirement
 of common stock...........    (85,922)          -             -       (85,955)
                            ----------  ---------- -------------  ------------
BALANCE, MARCH 31, 1999.... $1,397,467  $2,238,711 $      (9,200) $  3,635,082
                            ==========  ========== =============  ============

BALANCE, DECEMBER 31, 1997. $  421,871  $1,530,868 $       9,707  $  1,970,050
Comprehensive income:
  Net income...............          -     149,396             -       149,396
  Other comprehensive
   income, net of tax......          -           -        (3,318)       (3,318)
                                                                  ------------
Comprehensive income.......                                            146,078
                                                                  ------------
Cash dividends:
  Common-$.06 per share....          -     (45,120)            -       (45,120)
  Preferred................          -      (3,622)            -        (3,622)
Exercise of stock options
 and other awards..........     48,423           -             -        48,474
Acquisition and retirement
 of common stock...........   (110,572)          -             -      (110,623)
                            ----------  ---------- -------------  ------------
BALANCE, MARCH 31, 1998.... $  359,722  $1,631,522 $       6,389  $  2,005,237
                            ==========  ========== =============  ============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    185,993  $    149,396
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............        84,464        88,598
  Depreciation, amortization, and accretion.......        85,487        53,503
  Benefit for deferred income taxes...............        (3,675)       (1,623)
  Decrease in accrued income receivable...........        40,142        27,307
  Increase in accounts receivable from
   securitizations................................      (183,797)     (211,407)
  Increase in accrued interest payable............         4,794         6,319
  Decrease in other operating activities..........       142,862         2,464
                                                    ------------  ------------
    Net cash provided by operating activities.....       356,270       114,557

INVESTING ACTIVITIES
Net decrease (increase) in money market
instruments.......................................     1,397,282      (509,130)
Proceeds from maturities of investment securities
 available-for-sale...............................       270,039     1,192,773
Purchases of investment securities
 available-for-sale...............................      (506,463)   (1,054,883)
Proceeds from maturities of investment securities
 held-to-maturity ................................         9,343        23,809
Purchases of investment securities
 held-to-maturity.................................       (30,001)      (12,782)
Proceeds from securitization of loans.............     1,242,787     1,163,293
Proceeds from sale of loan portfolios.............         2,927             -
Acquisition of credit card business of
 PNC Bank, N.A....................................    (3,191,786)            -
Loan portfolio acquisitions.......................      (611,327)     (178,247)
Amortization of securitized loans.................      (894,695)     (395,833)
Net loan originations.............................       619,107      (595,918)
Net purchases of premises and equipment...........       (54,747)      (91,306)
                                                    ------------  ------------
    Net cash used in investing activities.........  $ (1,747,534) $   (458,224)














                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net increase (decrease) in time deposits..........  $    654,090  $   (187,217)
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       260,083       262,113
Net decrease in short-term borrowings.............      (687,835)      (25,453)
Proceeds from issuance of long-term debt
 and bank notes...................................        13,861       456,701
Maturity of long-term debt and bank notes.........          (932)      (26,267)
Proceeds from exercise of stock options
 and other awards.................................        15,032        20,819
Acquisition and retirement of common stock........       (85,955)     (110,623)
Proceeds from issuance of common stock............     1,174,086             -
Dividends paid....................................       (48,652)      (43,840)
                                                    ------------  ------------
    Net cash provided by financing activities.....     1,293,778       346,233
                                                    ------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..       (97,486)        2,566
Cash and cash equivalents at beginning of period..       382,882       263,064
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    285,396  $    265,630
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    308,527  $    284,477
                                                    ============  ============
Income taxes paid.................................  $     51,666  $     53,979
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













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------- -------- ------------ -------- ------------
January 15, 1999  April 15, 1999      7.50%    $ .46875     5.50%    $  .3438
April 13, 1999    July 15, 1999       7.50       .46875     5.55        .3468

NOTE C: COMMON STOCK

In January 1999, the Corporation issued 50 million shares of common stock. The Corporation used the net proceeds from this offering, approximately $1.2 billion, to complete the purchase of the credit card business of PNC Bank, N.A. ("PNC"), and for other general corporate purposes.

On April 13, 1999 the Corporation's Board of Directors declared a quarterly cash dividend of $.07 per common share, payable July 1, 1999 to stockholders of record as of June 16, 1999.

NOTE D: CREDIT CARD BUSINESS ACQUISITION

On March 29, 1999, MBNA America Bank, N.A. ("the Bank"), a wholly owned subsidiary of the Corporation, completed the previously announced acquisition of the credit card business of PNC, for approximately $3.2 billion. The acquisition, announced in December 1998, included $2.7 billion of credit card receivables. The Bank funded the acquisition from the proceeds of the issuance of shares of common stock by MBNA Corporation in January 1999, from securitization of credit card receivables, and from the proceeds of maturing money market instruments.

NOTE E: EARNINGS PER COMMON SHARE

Earnings per common share ("basic") is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share-assuming dilution ("diluted") is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents, based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to employee stock options. The Corporation does not have any other common stock equivalents. For comparative purposes, earnings per common share (basic and diluted) and weighted average common shares outstanding and common stock equivalents reflect the three-for-two stock split of the Corporation's Common Stock, effected in the form of a dividend, issued October 1, 1998, to shareholders of record as of September 15, 1998.

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
BASIC
Net income......................................... $    185,993  $    149,396
Less: preferred stock dividend requirements........        3,516         3,622
                                                    ------------  ------------
Net income applicable to common stock.............. $    182,477  $    145,774
                                                    ============  ============
Weighted average common shares outstanding (000)...      798,538       751,871
                                                    ============  ============
Earnings per common share.......................... $        .23  $        .19
                                                    ============  ============
DILUTED
Net income......................................... $    185,993  $    149,396
Less: preferred stock dividend requirements........        3,516         3,622
                                                    ------------  ------------
Net income applicable to common stock.............. $    182,477  $    145,774
                                                    ============  ============
Weighted average common shares outstanding (000)...      798,538       751,871
Net effect of dilutive stock options-based on the
 treasury stock method using average market
 price (000).......................................       36,349        40,376
                                                    ------------  ------------
Weighted average common shares outstanding and
 common stock equivalents (000)....................      834,887       792,247
                                                    ============  ============
Earnings per common share-assuming dilution........ $        .22  $        .18
                                                    ============  ============



To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

NOTE F: INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. The Corporation amortizes its intangible assets generally using the straight-line method or may use an accelerated method in order to better match the expected future cash flows from the use of the asset. Intangible assets, which are included in other assets, had a net book value of $1.3 billion and $671.4 million at March 31, 1999 and December 31, 1998, respectively. The Corporation had accumulated amortization related to its intangible assets of $171.3 million at March 31, 1999 and $144.1 million at December 31, 1998, respectively.

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

NOTE G: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 1999, the Corporation issued long-term debt and bank notes consisting of the following:


                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)

Fixed-Rate Medium-Term Deposit Notes, with an
 interest rate of 5.875%, payable semiannually,
 maturing in 2001 (approximately CAD$21.1 million)....         $ 13,904















NOTE H: COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
Net income......................................... $    185,993  $    149,396

Other comprehensive income:
  Foreign currency translation.....................       (7,963)        3,701
  Net unrealized gains (losses) on investment
   securities available-for-sale and other
   financial instruments...........................        1,207        (2,444)
  Minimum benefit plan liability adjustment........       (2,451)       (4,575)
                                                    ------------  ------------
Other comprehensive income.........................       (9,207)       (3,318)
                                                    ------------  ------------
Comprehensive income............................... $    176,786  $    146,078
                                                    ============  ============

The components of accumulated other comprehensive income, net of tax, at March 31, 1999 and December 31, 1998 are as follows:

                                                      March 31,   December 31,
                                                        1999          1998
                                                    ------------  ------------
Foreign currency translation....................... $     (5,541) $      2,422
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments.......................................        3,367         2,160
Minimum benefit plan liability adjustment..........       (7,026)       (4,575)
                                                    ------------  ------------
Accumulated other comprehensive income............. $     (9,200) $          7
                                                    ============  ============
NOTE I: SEGMENT REPORTING

The Corporation derives its income primarily from credit card loans, other consumer loans, and insurance products. The credit card and other consumer loan products have similar economic characteristics and, therefore, have been aggregated into one operating segment. The Corporation's insurance products have also been aggregated into the one operating segment due to immateriality.

The Corporation allocates resources on a managed basis and financial information provided to management reflects the Corporation on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information shown in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange, other fees, insurance income, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."
                                           For the Three Months Ended
                                                 March 31, 1999
                                   ------------------------------------------
                                       Total     Securitization     Total
                                      Managed     Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  2,133,593  $   (1,592,245) $    541,348
Interest expense..................      901,674        (587,107)      314,567
                                   ------------  --------------  ------------
Net interest income...............    1,231,919      (1,005,138)      226,781
Provision for possible credit
 losses...........................      647,952        (563,488)       84,464
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      583,967        (441,650)      142,317
Other operating income............      462,080         441,650       903,730
Other operating expense...........      745,573               -       745,573
                                   ------------  --------------  ------------
Income before income taxes........      300,474               -       300,474
Applicable income taxes...........      114,481               -       114,481
                                   ------------  --------------  ------------
Net income........................ $    185,993  $            -  $    185,993
                                   ============  ==============  ============

Loans............................. $ 62,143,960  $  (46,462,404) $ 15,681,556

                                           For the Three Months Ended
                                                 March 31, 1998
                                   ------------------------------------------
                                       Total     Securitization     Total
                                      Managed     Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  1,816,546  $   (1,350,893) $    465,653
Interest expense..................      833,416        (543,336)      290,080
                                   ------------  --------------  ------------
Net interest income...............      983,130        (807,557)      175,573
Provision for possible credit
 losses...........................      535,378        (446,780)       88,598
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      447,752        (360,777)       86,975
Other operating income............      338,733         360,777       699,510
Other operating expense...........      545,135               -       545,135
                                   ------------  --------------  ------------
Income before income taxes........      241,350               -       241,350
Applicable income taxes...........       91,954               -        91,954
                                   ------------  --------------  ------------
Net income........................ $    149,396  $            -  $    149,396
                                   ============  ==============  ============

Loans............................. $ 50,191,645  $  (39,117,821) $ 11,073,824



NOTE J: NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), was issued. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of fiscal years beginning after June 15, 1999. Based on the Corporation's current level of derivative and hedging activities, the adoption of Statement No. 133 will not have a material impact on the Corporation's consolidated financial statements.

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy established uniform guidelines for charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by June 30, 1999, unless programming resources are required, in which case they must be implemented by December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines by December 31, 2000, but does not expect implementation to have a material effect on the Corporation's consolidated financial statements.

                       MBNA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (unaudited)

This discussion is intended to further the reader's understanding of the consolidated financial condition and results of operations of MBNA Corporation ("the Corporation"). It should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report.

INTRODUCTION

MBNA Corporation, a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank. The Bank has two wholly owned foreign bank subsidiaries, MBNA International Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the world's largest independent credit card lender and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products.

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, interchange income, credit card and other fees, securitization income, insurance income, and interest earned on investment securities and money market instruments. The Corporation's primary costs are the costs of funding its loan receivables and investment securities and money market instruments, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.

EARNINGS SUMMARY

Net income for the three months ended March 31, 1999 increased 24.5% to $186.0 million or $.22 per common share, from $149.4 million or $.18 per common share for the same period in 1998. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 18.9% to $59.1 billion for the three months ended March 31, 1999, compared to $49.7 billion for the same period in 1998. Total managed loans at March 31, 1999 were $62.1 billion, a $12.0 billion increase from March 31, 1998, and a $2.5 billion increase since December 31, 1998. The increase in managed loans includes $2.7 billion of credit card loans acquired from PNC Bank, N.A ("PNC") during the three months ended March 31, 1999.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange, other fees, and insurance income in excess of interest paid to investors; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three months ended March 31, 1999, the Corporation securitized approximately $1.3 billion of loan receivables, bringing the total amount of outstanding securitized loans to $46.5 billion at March 31, 1999.

Return on average total assets was 2.81% for both the three months ended
March 31, 1999 and 1998. The Corporation's return on average stockholders' equity for the three months ended March 31, 1999 was 21.69%, compared to 31.19% for the same period in 1998. The lower return on average stockholders' equity is primarily a result of the increase in average stockholders' equity, from the issuance of 50 million shares of common stock in January 1999.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1999, on a fully taxable equivalent basis, was $227.3 million, compared to $176.0 million for the same period in 1998. The increase in net interest income for the three months ended March 31, 1999 is primarily a result of an increase in average interest-earning assets of $4.1 billion, combined with a decline of 53 basis points in the rate paid on average interest-bearing liabilities, as compared to the same period in 1998. The increase in net interest income is offset by an increase in average interest-bearing liabilities of $3.4 billion, in addition to a decline in the yield earned on average interest-earning assets of 88 basis points, as compared to the same period in 1998. The increase in average interest-earning assets for the three months ended March 31, 1999 is a result of an increase in average loan receivables of $1.8 billion and an increase in average money market instruments of $2.6 billion, as compared to the same period in 1998. The increase in average interest-bearing liabilities during this period resulted primarily from funding the increases in average interest-earning assets and accounts receivable from securitization.

The net interest margin, on a fully taxable equivalent basis, was 4.61% for the three months ended March 31, 1999, as compared to 4.49% for the same period in 1998.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, decreased $7.6 million, to $25.7 million for the three months ended March 31, 1999, as compared to the same period in 1998. The decrease for the three months ended March 31, 1999 is the result of a decrease in average investment securities of $380.5 million, in addition to a decrease in the yield earned on average investment securities of 44 basis points, as compared to the same period in 1998.

Interest income on money market instruments increased $28.2 million to $58.8 million, for the three months ended March 31, 1999, as compared to the same period in 1998. The increase for the three months ended March 31, 1999 is primarily a result of an increase of $2.6 billion in average money market instruments offset by a decrease of 85 basis points in the yield earned, as compared to the same period in 1998.

The increase in average money market instruments is primarily a result of the timing of receipt of funds from asset securitizations, deposits, net loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. In addition, average money market instruments were also higher during the three months ended March 31, 1999, as a result of the investment of the net proceeds from the issuance of common stock by the Corporation in January 1999, until used to complete the acquisition of the credit card business of PNC, and for other general corporate purposes.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$55.0 million to $457.4 million for the three months ended March 31, 1999, as compared to the same period in 1998. The increase is primarily attributable to an increase in average loan receivables of $1.8 billion for the three months ended March 31, 1999, as compared to the same period in 1998. The yield earned by the Corporation on loan receivables declined 24 basis points to 13.95% for the three months ended March 31, 1999, as compared to the same period in 1998.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans. Loan receivables increased 16.4% to $15.7 billion at March 31, 1999, compared to $13.5 billion at December 31, 1998. The increase in loan receivables was primarily the result of the acquisition of the credit card business of PNC, which included $2.7 billion of credit card receivables. In addition, during the three months ended March 31, 1999, the Bank securitized credit card loan receivables totaling $1.3 billion, while $894.7 million of previously securitized loans amortized back into the Corporation's loan portfolio.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                   March 31,     December 31,
                                                     1999           1998
                                                 -------------  -------------
                                                  (unaudited)
Loans held for securitization:
  Domestic:
    Credit card..............................    $   3,536,983  $   1,135,004
    Other consumer...........................          856,685        114,747
                                                 -------------  -------------
      Total domestic loans held for
       securitization........................        4,393,668      1,249,751
  Foreign....................................        1,029,286        442,517
                                                 -------------  -------------
      Total loans held for securitization....        5,422,954      1,692,268
Loan portfolio:
  Domestic:
    Credit card..............................        7,179,370      7,981,106
    Other consumer...........................        2,239,150      2,748,511
                                                 -------------  -------------
      Total domestic loan portfolio..........        9,418,520     10,729,617
  Foreign....................................          840,082      1,046,482
                                                 -------------  -------------
      Total loan portfolio...................       10,258,602     11,776,099
                                                 -------------  -------------
      Total loan receivables.................    $  15,681,556  $  13,468,367
                                                 =============  =============
DEPOSITS

Total interest expense on deposits was $213.7 million for the three months ended March 31, 1999, compared to $195.7 million for the same period in 1998. The increase in interest expense of $18.0 million for the three months ended March 31, 1999 is the result of an increase in average interest-bearing deposits of $2.5 billion, offset by a 54 basis point decline in the rate paid on interest-bearing deposits, as compared with the same period in 1998.

The increase in average interest-bearing deposits for the three months ended March 31, 1999 was a result of the Corporation's continued emphasis on marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources. In addition, average foreign interest-bearing deposits increased $31.6 million for the three months ended March 31, 1999, as compared to the same period in 1998, to provide funding of the Bank's foreign subsidiaries' loan growth.

BORROWED FUNDS

Interest expense on short-term borrowings was $9.5 million for the three months ended March 31, 1999, as compared to $4.0 million for the same period in 1998. The increase is primarily the result of an increase in average short-term borrowings of $500.2 million from 1998, offset by a 197 basis point decline in the rate paid on average short-term borrowings. The increase in average short-term borrowings for the three months ended March 31, 1999 was to provide funding for the Corporation's domestic and foreign loan growth.

Total interest expense on long-term debt and bank notes for the three months ended March 31, 1999 increased to $91.4 million as compared to $90.4 million for the same period in 1998. Interest expense increased as a result of average long-term debt and bank notes increasing $377.6 million to $5.9 billion at March 31, 1999 compared to $5.6 billion at March 31, 1998, offset by a 35 basis point decrease in the rate paid in average long-term debt and bank notes.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three months ended March 31, 1999 and 1998, respectively.

TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,317    3.55% $       29
    Foreign...................................    3,220,469    5.10      40,520
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    3,223,786    5.10      40,549
  Federal funds sold and securities purchased
   under resale agreements....................    1,531,744    4.82      18,221
  Investment securities(a):
    Taxable...................................    1,824,265    5.41      24,321
    Tax-exempt(b).............................       92,071    5.94       1,349
                                               ------------          ----------
        Total investment securities...........    1,916,336    5.43      25,670
  Loans held for securitization:
    Domestic..................................    1,521,555   14.27      53,521
    Foreign...................................      606,905   14.72      22,032
                                               ------------          ----------
        Total loans held for securitization...    2,128,460   14.40      75,553
  Loans:
    Domestic:
      Credit card.............................    7,651,805   13.82     260,814
      Other consumer..........................    2,481,037   14.04      85,922
                                               ------------          ----------
        Total domestic loans..................   10,132,842   13.88     346,736
    Foreign...................................    1,037,932   13.71      35,091
                                               ------------          ----------
        Total loans...........................   11,170,774   13.86     381,827
                                               ------------          ----------
        Total interest-earning assets.........   19,971,100   11.00  $  541,820
Cash and due from banks.......................      489,045
Premises and equipment, net...................    1,619,461
Other assets..................................    4,966,166
Reserve for possible credit losses............     (226,592)
                                               ------------
        Total assets.......................... $ 26,819,180
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended March 31, 1999 was $472.
                                                  For the Three Months Ended
                                                        March 31, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $ 10,367,082    5.97% $  152,570
      Money market deposit accounts...........    4,199,028    4.87      50,468
      Interest-bearing transaction accounts...       36,074    4.15         369
      Savings accounts........................       56,691    4.37         611
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   14,658,875    5.64     204,018
    Foreign:
      Time deposits...........................      662,120    5.93       9,686
                                               ------------          ----------
        Total interest-bearing deposits.......   15,320,995    5.66     213,704
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      505,829    5.39       6,720
      Foreign.................................      217,896    5.19       2,786
                                               ------------          ----------
        Total short-term borrowings...........      723,725    5.33       9,506
    Long-term debt and bank notes:
      Domestic(c).............................    5,653,913    6.16      85,901
      Foreign.................................      292,200    7.57       5,456
                                               ------------          ----------
        Total long-term debt and bank notes...    5,946,113    6.23      91,357
                                               ------------          ----------
        Total borrowed funds..................    6,669,838    6.13     100,863
                                               ------------          ----------
        Total interest-bearing liabilities....   21,990,833    5.80     314,567
Demand deposits...............................      513,228
Other liabilities.............................      838,076
                                               ------------
        Total liabilities.....................   23,342,137
Stockholders' equity..........................    3,477,043
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 26,819,180
                                               ============          ----------
        Net interest income...................                       $  227,253
                                                                     ==========
        Net interest margin...................                 4.61
        Interest rate spread..................                 5.20

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


                                                  For the Three Months Ended
                                                        March 31, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,916,450    6.36% $  139,806
      Money market deposit accounts...........    3,210,032    5.55      43,945
      Interest-bearing transaction accounts...       31,630    4.82         376
      Savings accounts........................       10,869    4.78         128
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,168,981    6.14     184,255
    Foreign:
      Time deposits...........................      630,552    7.34      11,406
                                               ------------          ----------
        Total interest-bearing deposits.......   12,799,533    6.20     195,661
  Borrowed funds:
    Short-term borrowings:
      Domestic................................       27,063    5.54         370
      Foreign.................................      196,415    7.54       3,654
                                               ------------          ----------
        Total short-term borrowings...........      223,478    7.30       4,024
    Long-term debt and bank notes:
      Domestic (c)............................    5,346,657    6.56      86,434
      Foreign.................................      221,882    7.24       3,961
                                               ------------          ----------
        Total long-term debt and bank notes...    5,568,539    6.58      90,395
                                               ------------          ----------
        Total borrowed funds..................    5,792,017    6.61      94,419
                                               ------------          ----------
        Total interest-bearing liabilities....   18,591,550    6.33     290,080
Demand deposits...............................      385,046
Other liabilities.............................      671,981
                                               ------------
        Total liabilities.....................   19,648,577
Stockholders' equity..........................    1,942,667
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 21,591,244
                                               ============          ----------
        Net interest income...................                       $  175,996
                                                                     ==========
        Net interest margin...................                 4.49
        Interest rate spread..................                 5.55

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



OTHER OPERATING INCOME

Total other operating income increased 29.2% to $903.7 million for the three months ended March 31, 1999, from $699.5 million for the same period in 1998. The increase in other operating income is primarily attributable to a $185.2 million or 30.0% increase in securitization income, which grew to $802.6 million for the three months ended March 31, 1999, as compared to the same period in 1998. The increase in securitization income is primarily attributable to the growth in average securitized loans of $7.6 billion or 19.9%, in addition to a decline in the average rate paid to investors of the Corporation's securitized loans. Also, during the three months ended March 31, 1999, the Corporation increased the fees charged to its credit card and other consumer loan customers. As a result, loan servicing fees related to securitized loans, credit card fees, and other income increased as compared to the same period in 1998.

OTHER OPERATING EXPENSE

Total other operating expense increased 36.8% to $745.6 million from $545.1 million for the three months ended March 31, 1999, as compared to the same period in 1998. The increases in purchased services, advertising, postage and delivery, and telephone usage for the three months ended March 31, 1999, as compared to the same period in 1998, reflect additional business development activities by the Corporation. For the three months ended March 31, 1999, the Corporation added 5.2 million new accounts, of which 2.8 million new accounts were acquired from PNC, as compared to 1.7 million new accounts for the same period in 1998. The Corporation added 81 new endorsements from organizations, including 35 in the United Kingdom and Canada, during the three months ended March 31, 1999. Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                            (unaudited)
Purchased services................................  $     87,206  $     55,517
Advertising.......................................        60,425        22,164
Collection........................................         9,903         6,709
Stationery and supplies...........................         9,700         7,237
Service bureau....................................        10,332         7,066
Postage and delivery..............................        76,645        45,168
Telephone usage...................................        19,777        13,055
Credit card fraud losses..........................        22,637        20,426
Amortization of intangible assets.................        27,151        10,332
Computer software.................................        15,757        11,384
Other.............................................        39,685        28,932
                                                    ------------  ------------
  Total other operating expense...................  $    379,218  $    227,990
                                                    ============  ============

Amortization of intangible assets increased $16.8 million to $27.2 million as a result of portfolio acquisitions during 1998. In addition, the Corporation expects amortization expense related to intangible assets to increase in future quarters as a result of the acquisition of the credit card business of PNC.

YEAR 2000 Readiness Disclosure

Project Overview

Like most major financial institutions, the Corporation is highly dependent upon technology to deliver products and services to its Customers. Credit card transactions and authorizations require a variety of voice and data networks and service providers to operate successfully. Sophisticated computer and telecommunication systems enable the Corporation to process these transactions and service customer accounts. Many computer applications have been written using two digits rather than four to define the applicable year, and therefore may not recognize a date using "00" as the Year 2000. Computer applications may not be able to properly process transactions with dates in the year 2000 or thereafter.

The Corporation began its Year 2000 Project ("the Project") to address this issue in 1994. The Project is organized into six major components: Application Software, Infrastructure, Business Unit, Telecommunication, Desktop Infrastructure, and Readiness Testing. The Application Software component includes all internally developed and purchased software used to perform specific business functions. This portion of the Project encompasses nearly all mission critical applications, including systems that service and support loans, deposits, customer service activities, and financial systems. The Infrastructure component includes the computer hardware and associated system's software upon which Application Software is run and includes mainframe and distributed system platforms. The Business Unit component encompasses internally developed or acquired application software that is managed outside the technology area. It also includes all vendor supplied services and non-technology equipment, such as building operation and security systems. The Telecommunication component incorporates all voice and data networking and switching components; voice response technology; and local, long distance, and international telecommunication services. The Desktop Infrastructure component addresses local area network and desktop computing environments and includes all hardware and software components. The Readiness Testing component is the final comprehensive integrated test of Application Software and Infrastructure in a fully Year 2000 compliant environment. This will include interfaces with major vendors such as MasterCard International and Visa International.

The Corporation has substantially completed the Application Software, Infrastructure, Business Unit, Telecommunication, and Desktop Infrastructure components of the Project. This includes the assessment, renovation, validation and implementation phases. Assessment activities will continue throughout 1999 to minimize overall risk. During 1999, the Corporation will complete implementation of any newly purchased software, perform interoperability testing, and finalize contingency plans.






Project Readiness

Application Software and Infrastructure, the most substantial components of the Project, are complete and have been implemented into production, with the exception of a small number of purchased software packages. Application Software is extensively tested for Year 2000 readiness prior to placing it into production. The Corporation expects that updates to the remaining purchased software packages will be implemented by June 30, 1999.

Business Unit efforts, which primarily involve work with third-party vendors, are estimated to be substantially complete. Vendors have been contacted regarding their progress and regular meetings and site visits have been, and will continue to be, held with critical vendors to evaluate their progress. Remediation of Business Unit applications is planned and on track to be completed by June 30, 1999. The Corporation does not have significant Year 2000 exposure from non-technology equipment.

Internal telecommunication hardware and software upgrades are substantially complete. The Corporation is actively participating in various telecommunication forums to monitor telecommunication service provider readiness and to establish interoperability testing standards.

The Desktop Infrastructure efforts are substantially completed.

A stand-alone test environment has been constructed to perform extensive final readiness testing. The stand-alone test environment is separate from the Corporation's production systems and thus reduces the risk that testing will disrupt the Corporation's operations. This environment includes a voice and data network as well as mainframe, distributed, and desktop computers. All critical applications will be fully tested in a Year 2000 compliant environment as a final assurance step. Testing within the readiness environment began in March 1999. The Corporation has successfully completed a test of the December 31, 1999 to January 1, 2000 rollover, along with other significant dates. In addition to testing the transition to the new century, other key testing dates include September 9, 1999, year-end 2000, and the Year 2000 leap year. This environment will be maintained throughout 1999 in order to allow testing of significant system changes and newly acquired software.

The Corporation relies on various third parties to perform processing services and to supply critical system applications. Critical third-party provided software applications are being tested regardless of vendor statements of fitness to ensure Year 2000 compliance. Regular meetings and site visits are being held with MasterCard International, Visa International, and other critical third party service providers to evaluate and monitor their project status.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Corporation's consolidated financial position. The estimated total cost of the Project is expected to be approximately $40 million. Costs incurred and expensed through March 31, 1999 were approximately $24 million. The majority of the remaining cost is associated with conducting the readiness testing, preparing contingency plans, and staffing a transition team for early 2000.

Risks

Because the Corporation's business is highly reliant on various types of computer technologies, disruptions caused by Year 2000 failures have the potential to have a material impact on the Corporation's operations, liquidity, and financial condition. Due primarily to the general uncertainty of the Year 2000 readiness of some third-party providers, at this time the Corporation cannot with substantial certainty determine whether or not the consequences of Year 2000 failures will have a material impact on the Corporation's results of operations, liquidity or financial condition. Based on the current project status and extensive testing completed and planned, the Corporation expects that any internal Year 2000 system failure will be handled in the normal course of business and will not have a significant impact on the Corporation. It is more likely that any impact will result from a third-party that the Corporation conducts business with directly or indirectly. A likely worst case scenario would involve major disruption of the telecommunications network, a major disruption in the supply of electrical power, failure of one or more of the primary financial switching networks or, in the United Kingdom, failure of the primary data servicing provider. Revenues could be negatively impacted if Year 2000 failures prevent the Corporation or other entities from processing customer transactions and cause customers to curtail credit card spending for a period of time.

Contingency Plans

The Corporation has a standing contingency plan that addresses various types of business interruptions. This plan is tested and updated on a regular basis. The Corporation has developed and will continue to refine contingency plans to address possible negative impacts specific to the Year 2000 problem. Plans are complete and in place for critical third-party software applications which are not currently Year 2000 compliant. At this time it is not expected that these plans will need to be implemented. Contingency plans for critical third-party providers are in varying stages of development. These plans are expected to be completed by June 30, 1999. The Corporation also maintains a standing contingency plan to address liquidity and capital needs. A plan specific to Year 2000 implications has been completed. This plan will continue to be modified as necessary based on identified or perceived market risks. These plans will continue to be updated throughout 1999 as additional information becomes available regarding specific identified risks.

Safe Harbor for Forward-Looking Statements

The above disclosure on Year 2000 issues includes forward-looking statements concerning the Corporation's future operations, expenses and financial performance. Such statements are subject to risks and uncertainties that may cause the Corporation's actual operations and performance to differ materially from those set forth in such forward-looking statements. Factors which could cause the Corporation's actual results to differ materially from those projected by the Corporation include, but are not limited to, the following: failure of third parties providing software, telecommunications, data networks, and other products or services to the Corporation to become Year 2000 compliant; insufficient staff and other technical resources; unexpected difficulties in implementing system enhancements; disruptions in the overall consumer credit market due to Year 2000 problems; and disruptions in capital markets due to Year 2000 problems.

INCOME TAXES

Applicable income taxes increased $22.5 million to $114.5 million for the three months ended March 31, 1999, compared to $92.0 million for the same period in 1998.

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.90% at March 31, 1999, compared to 3.86% at December 31, 1998. The Corporation's managed delinquency, as a percentage of managed loans, was 4.65% at March 31, 1999, as compared to 4.62% at December 31, 1998.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                          March 31, 1999    December 31, 1998
                                        ------------------  ------------------
                                            (unaudited)
Loan portfolio.......................   $ 10,258,602        $ 11,776,099
Loans delinquent:
  30 to 59 days......................   $    138,856  1.35% $    166,352  1.41%
  60 to 89 days......................         78,272   .76        93,699   .80
  90 or more days....................        183,381  1.79       194,472  1.65
                                        ------------  ----  ------------  ----
    Total............................   $    400,509  3.90% $    454,523  3.86%
                                        ============  ====  ============  ====
Loans delinquent by geographic area:
  Domestic...........................   $    374,114  3.97% $    424,324  3.95%
  Foreign............................         26,395  3.14        30,199  2.89

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status. These other nonperforming loans, excluding loans held for securitization, are presented in the following table.







TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                           March 31, 1999    December 31, 1998
                                         ------------------  -----------------
                                            (unaudited)
Nonaccrual loans.....................    $            2,654  $           3,182
Reduced-rate loans...................               136,847            157,737
                                         ------------------  -----------------
  Total other nonperforming loans....    $          139,501  $         160,919
                                         ==================  =================
Other nonperforming loans as a % of
  ending loan portfolio..............                  1.36%              1.37%

The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.17% at March 31, 1999, as compared to 2.01% at December 31, 1998.

NET CREDIT LOSSES

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells certain charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three months ended March 31, 1999 were $80.6 million, compared to $73.9 million for the same period in 1998. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The increase in net credit losses for the three months ended March 31, 1999, reflects an increase in the Corporation's outstanding loan receivables, the general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables. Annualized net credit losses as a percentage of average loan receivables were 2.42% for the three months ended March 31, 1999, as compared to 2.57% for the same period in 1998. The Corporation's annualized managed credit losses as a percentage of average managed loans for the three months ended March 31, 1999 were 4.36%, as compared to 4.19% for the same period in 1998.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The provision for possible credit losses for the three months ended March 31, 1999, decreased 4.7% to $84.5 million compared to $88.6 million for the three months ended March 31, 1998. In addition, the Corporation records acquired reserves for current period loan portfolio acquisitions. During the three months ended March 31, 1999, the Corporation recorded $83.3 million of reserves acquired in connection with the credit card business of PNC and other loan portfolios.



The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements, and reduce securitization income rather than the reserve for possible credit losses.

TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                            (unaudited)
Reserve for possible credit losses, beginning of
 period............................................ $    216,911  $    162,476
  Reserves acquired................................       83,260           997
  Provision for possible credit losses.............       84,464        88,598
  Foreign currency translation.....................         (366)           89
  Credit losses:
    Domestic:
      Credit card..................................      (87,565)      (85,862)
      Other consumer...............................      (31,282)      (20,188)
                                                    ------------  ------------
        Total domestic credit losses...............     (118,847)     (106,050)
    Foreign........................................       (8,207)       (4,225)
                                                    ------------  ------------
        Total credit losses........................     (127,054)     (110,275)
  Recoveries:
    Domestic:
      Credit card..................................       38,397        32,996
      Other consumer...............................        5,935         2,335
                                                    ------------  ------------
        Total domestic recoveries..................       44,332        35,331
    Foreign........................................        2,170         1,081
                                                    ------------  ------------
        Total recoveries...........................       46,502        36,412
                                                    ------------  ------------
  Net credit losses................................      (80,552)      (73,863)
                                                    ------------  ------------
Reserve for possible credit losses, end of period.. $    303,717  $    178,297
                                                    ============  ============

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy established uniform guidelines for charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by June 30, 1999, unless programming resources are required, in which case they must be implemented by December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines by December 31, 2000, but does not expect implementation to have a material effect on the Corporation's consolidated financial statements.

CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. In March 1998, the Corporation began offering other consumer loans through MBNA America Bank (Delaware) ("the State Bank"), a wholly owned state bank subsidiary organized under Delaware law. The State Bank is subject to capital requirements adopted by the Federal Deposit Insurance Corporation.

Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory- and possible additional discretionary-actions by the federal bank regulators, that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, and the State Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and the State Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's, the Bank's, and the State Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 1999, the Corporation's, the Bank's, and the State Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and the State Bank were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices. The assets of the State Bank are not material, and therefore, its ratios have not been presented.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                 March 31, 1999
                                   -------------------------------------------
                                                  Minimum     Well-Capitalized
                                     Ratios    Requirements     Requirements
                                   ----------  -------------  ----------------
                                                (unaudited)
MBNA Corporation
Tier 1............................    14.89%       4.00%             (a)
Total.............................    17.41        8.00              (a)
Leverage..........................    14.91        4.00              (a)

MBNA America Bank, N.A.
Tier 1............................    10.51%       4.00%            6.00%
Total.............................    13.17        8.00            10.00
Leverage..........................    10.90        4.00             5.00

(a) Not applicable for bank holding companies.




In January 1999, the Corporation issued 50 million shares of common stock, raising approximately $1.2 billion of capital. The Corporation contributed $300.0 million of the net proceeds from this offering to the Bank in order to complete the acquisition of the credit card business of PNC. The Corporation used the remaining portion for other general corporate purposes.

During the three months ended March 31, 1999, the Corporation declared dividends on its preferred and common stock of $59.7 million. The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Therefore, the primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 1999, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.2 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility.
This facility was not drawn upon as of March 31, 1999. If this facility had been drawn upon as of March 31, 1999, the amount of retained earnings available for declaration of dividends would have been limited to $403.9 million.





On April 13, 1999, the Corporation's Board of Directors declared a quarterly dividend of $.07 per common share, payable July 1, 1999 to shareholders of record as of June 16, 1999. Also, on April 13, 1999 the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3468 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable July 15, 1999 to stockholders of record as of June 30, 1999.

LIQUIDITY AND RATE SENSITIVITY

The Corporation seeks to maintain prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

Liquidity Management

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, deposits mature, and payments on obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of loans, deposits, and other assets and liabilities. This process is also affected by changes in the relationship between short-term and long-term interest rates.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short- and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Corporation's loan receivables as a major funding alternative.

Total deposits at March 31, 1999 and December 31, 1998 were $16.3 billion and $15.4 billion, respectively. Included in total deposits at March 31, 1999 are $881.2 million of foreign time deposits, all maturing within one year. Table 8 presents the maturities of the Corporation's deposits at March 31, 1999.

TABLE 8: MATURITIES OF DEPOSITS AT MARCH 31, 1999
(dollars in thousands)
                                             Direct       Other        Total
                                            Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 6,103,917  $ 1,132,368  $ 7,236,285
Over three months through twelve months.    3,128,028      964,760    4,092,788
Over one year through five years........    2,609,539    2,376,226    4,985,765
Over five years.........................        6,375            -        6,375
                                          -----------  -----------  -----------
  Total deposits........................  $11,847,859  $ 4,473,354  $16,321,213
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $4.9 billion.

During the three months ended March 31, 1999, the Corporation issued CAD$21.1 million (approximately $13.9 million) of fixed-rate medium-term deposit notes. These borrowings are included in long-term debt and bank notes in the consolidated statements of financial condition.

The Corporation also held $2.2 billion in investment securities and $2.2 billion of money market instruments at March 31, 1999, compared with $1.9 billion in investment securities and $3.6 billion of money market instruments at December 31, 1998. The Corporation partially funded the acquisition of the credit card business of PNC from the proceeds of maturing money market instruments. The Corporation's investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.2 billion in investment securities at March
31, 1999, $738.1 million is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of short-term and variable-rate securities, was $1.9 billion at March 31, 1999, compared to $1.7 billion at December 31, 1998. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio are presented in Table 9.

































TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 1999
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                      Year     1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  251,063  $  482,605  $        -  $      -
State and political subdivisions
 of the United States.............     90,303       1,012           -         -
Asset-backed and other securities.    377,600     630,804      65,881     1,643
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $  718,966  $1,114,421  $   65,881  $  1,643
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $   19,034  $        -  $        -  $185,172
State and political subdivisions
 of the United States.............        106          10         207     5,666
Asset-backed and other securities.          -      12,893           -    35,381
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $   19,140  $   12,903  $      207  $226,219
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $  733,668  $  733,668
State and political subdivisions
 of the United States.............                 91,315      91,315
Asset-backed and other securities.              1,075,928   1,075,928
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $1,900,911  $1,900,911
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  204,206  $  195,042
State and political subdivisions
 of the United States.............                  5,989       6,119
Asset-backed and other securities.                 48,274      48,270
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  258,469  $  249,431
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

In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of off-balance-sheet financial instruments. Off-balance-sheet financial instruments include interest rate swap agreements. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation analyzes its level of interest rate risk using several analytical techniques, which reflect the impact of on-balance-sheet and off-balance-sheet financial instruments.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. The Corporation's simulation analysis uses key assumptions which include cash flows and maturities of interest rate sensitive instruments; changes in market conditions; loan volumes and pricing; consumer preferences; fixed-rate credit card repricings as part of the Corporation's normal planned business strategy; and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past, and expects to continue to do so in the future in response to changes in interest rates, market conditions, or other factors.

Based on the simulation analysis at March 31, 1999, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $29 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over twelve months.

The assumptions used in the simulation analysis are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset its potential exposure, among other factors.

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is primarily limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management regularly reviews the net impact to stockholders' equity under various foreign exchange rate scenarios. At March 31, 1999, the Corporation would expect a decrease in stockholders' equity, net of tax, of approximately $25 million as a result of a 10% depreciation of the Corporation's unhedged foreign exposure to the U.S. dollar position.

The Corporation does not have any other off-balance-sheet financial instruments.

ASSET SECURITIZATION

Asset securitization of loan receivables is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts, which generate the loan receivables. In addition, the Corporation also sells the rights to new loan receivables, including most fees generated by and payments received from these accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The Corporation continues to service the accounts and receives a servicing fee for doing so.

During the revolving period, which generally ranges from 24 to 168 months, the trust makes no principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the trust distributes principal payments to investors according to the terms of the transaction.
When the trust allocates principal payments to the investors, the Corporation's loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

During the three months ended March 31, 1999, the Bank securitized credit card loan receivables totaling $1.3 billion, while $894.7 million of previously securitized loans amortized back into the Corporation's loan portfolio. The total amount of outstanding securitized loans was $46.5 billion or 74.8% of managed loans at March 31, 1999, compared to $46.2 billion or 77.4% at December 31, 1998. An additional $5.6 billion of previously securitized loans is scheduled to amortize during the remainder of 1999. The amortization amounts are based upon estimated amortization periods which are subject to change.

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months, drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 10 compares the average annualized yield for the three month period ended March 31, 1999, to the minimum yield for each transaction.
The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 10: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 93-4(b)..................    23.65%       13.50%      10.15%
MasterTrust 94-1(b)..................    21.48        12.82        8.66
MasterTrust 94-2(b)..................    20.65        12.66        7.99
MasterTrust II 94-A..................    18.40        12.25        6.15
MasterTrust II 94-B..................    18.40        12.23        6.17
MasterTrust II 94-C..................    18.40        12.34        6.06
MasterTrust II 94-E..................    18.40        12.40        6.00
MasterTrust II 95-A..................    18.40        12.34        6.06
MasterTrust II 95-B..................    18.40        12.22        6.18
MasterTrust II 95-C..................    18.40        12.27        6.13
MasterTrust II 95-D..................    18.40        12.14        6.26
MasterTrust II 95-E..................    18.40        12.28        6.12
Cards No. 1..........................    21.47        11.34       10.13
MasterTrust II 95-F..................    18.40        13.60        4.80
MasterTrust II 95-G..................    18.40        12.27        6.13
MasterTrust II 95-I..................    18.40        12.22        6.18
MasterTrust II 95-J..................    18.40        12.29        6.11
MasterTrust II 96-A..................    18.40        12.26        6.14
MasterTrust II 96-B..................    18.40        12.33        6.07
MasterTrust II 96-C..................    18.40        12.20        6.20
MasterTrust II 96-D..................    18.40        12.20        6.20
Cards No. 2..........................    21.47        11.39       10.08
MasterTrust II 96-E..................    18.40        12.23        6.17
MasterTrust II 96-F..................    18.40        12.26        6.14
MasterTrust II 96-G..................    18.40        12.25        6.15
MasterTrust II 96-H..................    18.42        12.33        6.09
MasterTrust II 96-I..................    18.42        12.30        6.12
MasterTrust II 96-J..................    18.40        12.21        6.19
MasterTrust II 96-K..................    18.40        12.20        6.20
MasterTrust II 96-L..................    18.42        12.27        6.15
MasterTrust II 96-M..................    18.42        12.38        6.04
Cards No. 3..........................    21.47        11.36       10.11
MasterTrust II 97-A..................    18.42        12.18        6.24
MasterTrust II 97-B..................    18.40        12.25        6.15
MasterTrust II 97-C..................    18.40        12.18        6.22
MasterTrust II 97-D..................    18.42        12.32        6.10
MasterTrust II 97-E..................    18.42        12.21        6.21
MasterTrust II 97-F..................    18.40        12.12        6.28
MasterTrust II 97-G..................    18.40        12.22        6.18
Cards No. 4..........................    21.47        11.61        9.86
MasterTrust II 97-H..................    18.42        12.45        5.97
MasterTrust II 97-I..................    18.40        12.17        6.23
MasterTrust II 97-J..................    18.40        12.19        6.21
MasterTrust II 97-K..................    18.40        12.20        6.20
                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)

MasterTrust II 97-L..................    18.42%       12.25%       6.17%
MasterTrust II 97-M..................    18.42        12.23        6.19
MasterTrust II 97-N..................    18.42        12.30        6.12
MasterTrust II 97-O..................    18.40        12.24        6.16
Consumer Loan MasterTrust 97-1(c)....    18.24        13.68        4.56
MasterTrust II 98-A..................    18.40        12.17        6.23
Cards No. 5..........................    21.47        12.41        9.06
MasterTrust II 98-B..................    18.42        12.25        6.17
MasterTrust II 98-C..................    18.40        12.21        6.19
MasterTrust II 98-D..................    18.40        12.13        6.27
MasterTrust II 98-E..................    18.42        12.36        6.06
MasterTrust II 98-F..................    18.42        12.41        6.01
MasterTrust II 98-G..................    18.40        12.23        6.17
MasterTrust II 98-H..................    18.40        12.36        6.04
MasterTrust II 98-I..................    18.40        12.34        6.06
Cards No. 6..........................    21.47        11.86        9.61
MasterTrust II 98-J..................    18.40        12.39        6.01
MasterTrust II 98-K..................    18.40        12.34        6.06
MasterTrust II 98-L..................    18.27        12.52        5.75
Cards No. 7..........................    21.10        12.65        8.45
Gloucester Credit Card Trust 98-1....    14.48         8.71        5.77
UK 98-A..............................    18.46        12.30        6.16

(a) MasterTrust II 99-A issued on March 25, 1999 and MasterTrust II 99-B issued on March 26, 1999 are excluded from the yields presented above as a result of their recency.
(b) Represents a transaction that has entered its scheduled controlled amortization period.
(c) Yields are provided for informational purposes only. Distribution to Investors may begin sooner if the credit enhancement amount falls below a predetermined contractual level.

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

MANAGED ASSET DATA
(dollars in thousands)

                                          March 31, 1999    December 31, 1998
                                          ---------------   -----------------
AT PERIOD END:
  Loans held for securitization.......... $     5,422,954   $       1,692,268
  Loan portfolio.........................      10,258,602          11,776,099
  Securitized loans......................      46,462,404          46,172,739
                                          ---------------   -----------------
    Total managed loans.................. $    62,143,960   $      59,641,106
                                          ===============   =================

                                               For the Three Months Ended
                                                       March 31,
                                          -----------------------------------
                                                1999              1998
                                          ---------------   -----------------
AVERAGE FOR THE PERIOD:
  Loans held for securitization.......... $     2,128,460   $       3,069,935
  Loan portfolio.........................      11,170,774           8,430,283
  Securitized loans......................      45,777,689          38,191,753
                                          ---------------   -----------------
    Total managed loans.................. $    59,076,923   $      49,691,971
                                          ===============   =================

MANAGED RATIOS:
  Delinquency............................            4.65%               4.66%
  Net credit losses......................            4.36                4.19
  Net interest margin (on an FTE basis)..            7.60                7.37
PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of the Stockholders of MBNA Corporation was held on April 26, 1999.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

                                                       Number of Votes
                                                -----------------------------
                                                     For          Withheld
                                                -------------  --------------

Alfred Lerner..................................   705,471,501      13,609,781
Charles M. Cawley..............................   705,228,018      13,853,264
James H. Berick, Esq...........................   700,997,167      18,084,115
Benjamin R. Civiletti, Esq.....................   700,999,336      18,081,946
Randolph D. Lerner, Esq........................   709,036,433      10,044,849
Stuart L. Markowitz, M.D.......................   709,421,618       9,659,664
Michael Rosenthal, Ph.D........................   709,395,808       9,685,474


The shareholders approved an amendment to the 1997 Long Term Incentive Plan (the "Plan"). The amendment to the Plan authorizes, subject to certain exceptions and additional limitations, grants of stock options and restricted shares for an indefinite number of shares of common stock, so long as immediately after the grants the sum of the number of outstanding stock options and restricted shares does not exceed 10% of fully diluted shares outstanding as defined in the amendment to the plan. There were 430,238,546 affirmative votes, 192,468,589 negative votes, and 2,539,132 abstentions.

The shareholders did not approve a proposal that greater efforts be made to ensure that women and persons from minority racial groups are included among those considered for nomination to the Board of Directors of MBNA Corporation. There were 105,483,883 affirmative votes, 512,362,284 negative votes, and 7,400,091 abstentions.
















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

     10.1                 1997 Long Term Incentive Plan, as amended

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule


Exhibit 10.1: 1997 Long Term Incentive Plan, as amended

     1. Establishment

     MBNA Corporation (the "Corporation") hereby establishes the 1997 LONG TERM INCENTIVE PLAN (the "Plan"). The Plan permits the grant of stock options and restricted share awards for shares of the Corporation's Common Stock ("Common Stock").

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

     3. Shares Available for the Plan; Limitations

    (a) Shares of Common Stock may be issued by the Corporation pursuant to incentive or nonqualified stock options or restricted share awards granted under the Plan.

    (b) On any given date, the maximum number of shares of Common Stock with respect to which option and restricted share awards may be made pursuant to the Plan shall be equal to the number of shares of Common Stock which, when added to the number of shares of Common Stock subject to outstanding option and restricted share awards immediately prior to the grant, equals 10% of "fully diluted shares outstanding" immediately after the grant. "Fully diluted shares outstanding" for purposes of the Plan shall mean all issued and outstanding shares of Common Stock, including restricted shares, and shares of Common Stock subject to all outstanding options. If the Corporation has outstanding securities convertible into or exercisable for shares of Common Stock, the shares of Common Stock into which the securities may be converted or for which the securities may be exercised shall also be included in "fully diluted shares outstanding."

    (c) In addition to the limitation in Section 3(b), the maximum number of restricted shares which may be granted in any calendar year beginning in 1999 is 2,000,000.

    (d) For purposes of the formula and limitation in Sections 3(b) and 3(c), restricted shares shall not include restricted shares issued in lieu of payment of cash bonuses under the Corporation's Senior Executive Performance Plan or other annual bonus plans.

    (e) In addition to the limitation in Section 3(b), the maximum number of shares of Common Stock with respect to which incentive stock options may be granted from April 26, 1999 through the remaining term of the Plan is 10,000,000.

     (f) The maximum number of shares of Common Stock with respect to which options may be granted pursuant to the Plan in any calendar year to any one participant is 2,250,000.

     (g) In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, share exchange, consolidation, substantial distribution of assets, or any other change in the corporate structure or shares of the Corporation, the maximum numbers of shares provided in Sections 3(b), 3(c), 3(e) and 3(f), but not Section 5(e), and the kinds of shares under the Plan shall be appropriately adjusted.

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

     (c) The Committee shall determine all terms and conditions of options, including but not limited to the period for exercise, the expiration date and any conditions to exercise. The Committee may amend or modify the terms of any outstanding option grant except that the Committee may not reprice any outstanding option grant.

     (d) Options may be exercised in any manner approved by the Committee. If authorized by the Committee, a participant may deliver Common Stock, including shares acquired upon exercise of the option, to pay the exercise price or withholding taxes in connection with exercise of an option.

     (e) Each person who becomes a nonemployee director of the Corporation shall be granted an option to purchase 5,000 shares of Common Stock on the date the person becomes a director and each person who is a nonemployee director on January 2 of each year beginning in 1998 shall be granted an option to purchase 5,000 shares of Common Stock on that date or the next day the New York Stock Exchange is open for trading. The exercise price shall be the closing price of the Common Stock on the New York Stock Exchange on the grant date. All nonemployee director's options are exercisable immediately following the effective date of the grant, shall have a term of ten years, and shall expire 90 days after the grantee is no longer a director.

     6. Restricted Share Awards

     The Committee may from time to time make restricted share awards of shares of Common Stock to participants in such amounts and on such terms as it determines. Each award of shares shall specify the restrictions on the shares. The Committee may waive or modify any restriction.

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

Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    300,474  $    241,350
Fixed charges....................................       317,607       294,803
Interest capitalized during period, net of
 amortization of previously capitalized interest.          (534)       (2,165)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    617,547  $    533,988
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    315,202  $    292,313
Portion of rents representative of the interest
 factor..........................................         2,405         2,490
                                                   ------------  ------------
Fixed charges....................................       317,607       294,803
Preferred stock dividend requirements............         5,680         5,852
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    323,287  $    300,655
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          1.91          1.78







                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    300,474  $    241,350
Fixed charges....................................       103,903        99,142
Interest capitalized during period, net of
 amortization of previously capitalized interest.          (539)       (2,170)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    403,838  $    338,322
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    101,498  $     96,652
Portion of rents representative of the interest
 factor..........................................         2,405         2,490
                                                   ------------  ------------
Fixed charges....................................       103,903        99,142
Preferred stock dividend requirements............         5,680         5,852
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    109,583  $    104,994
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          3.69          3.22

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

   2. Report dated January 4, 1999, providing the underwriting agreement which supplements the prospectus included in the Registration Statement on Form S-3, previously filed by MBNA Corporation, in connection with the issuance and sale of 50,000,000 shares of Common Stock.

   3. Report dated January 7, 1999, reporting MBNA Corporation's financial highlights for the fourth quarter of 1998.

   4. Report dated January 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 1999.

   5. Report dated February 28, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 1999.

   6. Report dated March 25, 1999, reporting the securitization of $500.0 million of credit card receivables by MBNA America Bank, N.A.

   7. Report dated March 26, 1999, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

   8. Report dated March 29, 1999, reporting the completion of the acquisition of the credit card business of PNC Bank, N.A.

   9. Report dated March 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for March 1999.

  10. Report dated April 13, 1999, reporting MBNA Corporation's earnings release for the first quarter of 1999.

  11. Report dated April 30, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1999.
















                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  May 17, 1999                   By:    /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer