Form 10-K/A
period 1998-12-31
MBNA CORP
filed 1999-06-29
CIK 870517

3

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1998
                              -------------------------------------------------
                                      or

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


Pursuant to Rule 15d-21 of the Securities and Exchange Commission under the Securities Act of 1934 (as amended), the Registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, to file the financial statements required by Form 11-K with respect to the MBNA Corporation 401(k) Plus Savings Plan.

MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

Index to Financial Statements and Supplemental Schedules

(A) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES:
                                                                  Page Number
                                                                  -----------
    FINANCIAL STATEMENTS:

    Report of Independent Auditors...............................      1
    Statements of Net Assets Available for Benefits..............      2
    Statements of Changes in Net Assets Available for Benefits...      3
    Notes to Financial Statements................................      4


    SUPPLEMENTAL SCHEDULES:

    Line 27a-Schedule of Assets Held for Investment Purposes.....     20
    Line 27d-Schedule of Reportable Transactions.................     21

(B) EXHIBITS

    Exhibit 23:  Consent of Independent Auditors.................     25

(C) SIGNATURE....................................................     26
REPORT OF INDEPENDENT AUDITORS

To the Pension and 401(k) Plus Savings Plan Committee of MBNA Corporation

We have audited the accompanying statements of net assets available for benefits of MBNA Corporation 401(k) Plus Savings Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young LLP
Baltimore, Maryland
June 24, 1999

MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                          December 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
ASSETS
Investments at fair value:
  Common trust funds............................  $  83,859,644  $  54,429,538
  Interest in registered investment companies...     97,840,785     74,028,280
  Short-term investment fund....................      4,164,862      5,062,981
  Common Stock of MBNA Corporation..............    167,211,299    125,080,216
  Guaranteed investment contracts...............     31,771,880     19,192,472
  Loans receivable..............................     19,191,482     16,448,866
                                                  -------------  -------------
    Total investments...........................    404,039,952    294,242,353

Receivable for investment sold..................        974,763              -
Income receivable...............................        489,152        435,509
                                                  -------------  -------------
    Total assets................................    405,503,867    294,677,862

LIABILITIES
Accrued expenses and other liabilities..........        181,927        151,442
                                                  -------------  -------------
    Total liabilities...........................        181,927        151,442
                                                  -------------  -------------
    Net assets available for benefits...........  $ 405,321,940  $ 294,526,420
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.







MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                       For the Year Ended
                                                          December 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
ADDITIONS
Investment income:
  Interest......................................  $   2,170,138  $     580,052
  Income from common trust funds................         68,070      1,137,966
  Income from interest in registered investment
   companies....................................      1,599,250      1,281,087
  Dividends from Common Stock of
   MBNA Corporation.............................      1,593,285      1,421,387
  Interest income from loans receivable.........      1,663,836      1,251,180
                                                  -------------  -------------
    Total investment income.....................      7,094,579      5,671,672
Contributions:
  Employer......................................     14,775,858     12,110,078
  Employee......................................     33,332,570     31,015,487
                                                  -------------  -------------
    Total additions.............................     55,203,007     48,797,237

DEDUCTIONS
Payments to participants........................     16,649,502      8,872,985
Administrative expenses.........................        774,458        834,245
                                                  -------------  -------------
    Total deductions............................     17,423,960      9,707,230
Net realized and unrealized appreciation in
 fair value of investments......................     73,016,473     58,206,345
                                                  -------------  -------------
    Net additions...............................    110,795,520     97,296,352

Net assets available for benefits at
 beginning of year..............................    294,526,420    197,230,068
                                                  -------------  -------------
Net assets available for benefits at
 end of year....................................  $ 405,321,940  $ 294,526,420
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.


MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

The MBNA Corporation 401(k) Plus Savings Plan's ("the Plan") financial statements have been prepared in accordance with generally accepted accounting principles on the accrual basis, which requires MBNA Corporation's
("the Corporation") management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments, except for loans receivable and guaranteed investment contracts which are "fully benefit responsive", are stated at aggregate fair value. The guaranteed investment contracts have stated maturities and are valued at the amount contributed plus interest earned less withdrawals. Certain of these contracts contain early withdrawal penalties except to fulfill benefits elected by plan participants in accordance with the terms of the contract. A "fully benefit responsive" guaranteed investment contract provides a liquidity guarantee by a financially responsible third party of principal and previously accrued interest for liquidations, transfers, loans, or hardship withdrawals initiated by plan participants exercising their rights to withdraw, borrow, or transfer funds under the terms of the Plan. A guaranteed investment contract which is "fully benefit responsive" is recorded at contract value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price. Interest in registered investment companies and investments in common trust funds are stated at the Plan's interest in the fair value of the underlying assets in the registered investment companies and common trust funds. Loans receivable are stated at the amount borrowed by the participant less principal repayments, which approximates fair value.

The difference between fair value and cost of investments held, and net realized gain or loss on sale of investments (difference between the proceeds received and the average cost of investments sold), is reflected in the Statement of Changes in Net Assets Available for Benefits as net realized and unrealized appreciation/(depreciation) in fair value of investments.

Benefits are recognized when paid. Administrative expenses of $774,458 and $834,245 in 1998 and 1997, respectively, including amounts paid to The Northern Trust Company, for acting as trustee and custodian of the Plan's investments, are paid by the Plan.








NOTE 2:  DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan which qualifies under section 401(k) of the Internal Revenue Code (IRC). Employees can invest up to a maximum of 12% of eligible earnings on a pre-tax basis (up to $10,000 and $9,500 per year for 1998 and 1997, respectively) and a maximum of 10% of eligible earnings on an after-tax basis. Combined employee contributions, including after-tax contributions limited to 10%, may not exceed 17% of eligible earnings. MBNA Corporation (the "Corporation") automatically contributes 1% of eligible earnings for each participant and matches the first 6% of either before-tax or after-tax employee contributions at fifty cents on the dollar. Both employee and employer contributions for highly compensated employees have been limited to ensure the passage of non-discrimination tests.

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

The Plan provides seven investment options. A participant's contribution may be invested in 5% increments in any of the available funds. In addition, not more than 25% of new contributions may be invested in the MBNA Stock Fund. Participants have the option to change the contributions and investments once a month or as determined by the Pension and 401(k) Plan Committee. The Plan's investment options are:

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

Aggressive Growth Fund - Assets in this fund are primarily invested in common stocks and securities convertible into common stocks. However, up to 5% of its assets may be invested in warrants and rights to purchase common stocks. The Aggressive Growth Fund was a new investment option beginning in October 1997.

In addition to the seven investment options, borrowings by participants against their savings in the Plan and related activity are reported in the Loan Fund.

Although it has not expressed any intention to do so, the Corporation has the right to terminate the Plan in whole or in part at any time; however, in such circumstances, the participants would receive the full value of their account.

The number of participants in each fund at December 31, 1998, is as follows:

          Fixed Income Fund                  9,013
          Bond Fund                          1,729
          Diversified Fund                   5,376
          Index Fund                         7,685
          Growth Fund                        6,769
          MBNA Stock Fund                    9,230
          Aggressive Growth Fund             2,301

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

NOTE 3:  INVESTMENTS

The fair value of the Plan's investments at December 31, 1998 and 1997 is as follows:

                                                          December 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
Common trust funds:
  Barclays Global Equity Index Fund.............  $  69,459,644  $  48,256,870
  Lasalle National Trust Income Plus Fund.......              -      6,172,668
  SEI Stable Asset Fund.........................     14,400,000              -
                                                  -------------  -------------
    Total common trust funds....................     83,859,644     54,429,538
Interest in registered investment companies:
  American Balanced Fund........................     39,121,347     34,400,361
  MFS Research Fund.............................     46,944,173     32,530,219
  Bond Fund of America..........................      5,513,927      3,467,642
  PBHG Growth Fund..............................      6,261,338      3,630,058
                                                  -------------  -------------
    Total interest in registered investment
     companies..................................     97,840,785     74,028,280
Short-term investment fund......................      4,164,862      5,062,981
Common Stock of MBNA Corporation................    167,211,299    125,080,216
Guaranteed investment contracts.................     31,771,880     19,192,472
Loans receivable................................     19,191,482     16,448,866
                                                  -------------  -------------
    Total investments...........................  $ 404,039,952  $ 294,242,353
                                                  =============  =============

The net realized and unrealized appreciation in fair value of the Plan's investments was as follows:

                                                       For the Year Ended
                                                          December 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------

  Common trust funds............................  $  14,451,303  $  11,229,710
  Interest in registered investment companies...      9,947,056     10,231,450
  Common Stock of MBNA Corporation..............     48,618,114     36,745,185
                                                  -------------  -------------
    Total net realized and unrealized
     appreciation in fair value of investments..  $  73,016,473  $  58,206,345
                                                  =============  =============

The fair value of individual investments that represent 5% or more of the Plan's net assets available for benefits at December 31, 1998 and 1997 are as follows:

                                          1998                    1997
                                 ----------------------  ----------------------
                                   Units    Fair Value     Units    Fair Value
                                 --------- ------------  --------- ------------
Common trust funds:
  Barclays Global Equity Index
   Fund......................... 2,067,251 $ 69,459,644  1,846,093 $ 48,256,870
Interest in registered
 investment companies:
  American Balanced Fund........ 2,482,319   39,121,347  2,193,901   34,400,361
  MFS Research Fund............. 1,866,568   46,944,173  1,527,958   32,530,219
Common Stock of MBNA
 Corporation.................... 6,705,215  167,211,299  4,579,596  125,080,216

The Plan's investments in guaranteed investment contracts in the aggregate for the year ended December 31, 1998 and 1997 were as follows:

                                                   1998             1997
                                              ---------------  ---------------
  Contract value............................  $    31,771,880  $    19,192,472
  Fair value................................       31,771,880       19,192,472
  Weighted average yield....................             5.87%            6.40%
  Crediting interest rates ranging from.....    4.62% to 6.37%   5.90% to 6.46%
  Maturity dates ranging from...............     1999 to 2003     1998 to 2002

The guaranteed investment contracts held by the Plan at December 31, 1998 had Standard and Poor's ratings ranging from AA to AAA. The Plan holds fixed rate guaranteed investment contracts. The fair value of the guaranteed investment contracts approximates book value.

NOTE 4:  TRANSACTIONS WITH PARTIES-IN-INTEREST

For the years ended December 31, 1998 and 1997, the Plan earned investment income of $122,538 and $104,988, respectively, on its investments administered by the trustee. In addition, for the years ended December 31, 1998 and 1997, the Plan earned dividend income of $1,593,285 and $1,421,387, respectively, on shares of MBNA Corporation common stock held by the Plan. For the years ended December 31, 1998 and 1997, the Plan also had a dividend receivable of $416,293 and $375,992, respectively, on shares of MBNA Corporation common stock held by the Plan.

Fees paid during the year for services rendered to the Plan by parties-in-interest were based on customary and reasonable rates for such services.

NOTE 5:  INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service ("the IRS") dated June 12, 1995, stating that the Plan is qualified under
Section 401(a) of the Internal Revenue Code ("the Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes the Plan is qualified and the related trust is tax exempt.

NOTE 6:  RECONCILIATION TO FORM 5500

The financial statements for the years ended December 31, 1998 and 1997 differ from the Form 5500 filed with the IRS in that net gains and losses and unrealized appreciation and depreciation of investment assets have been combined in the financial statements as net realized and unrealized appreciation in fair value of investments rather than shown separately as on lines 32b(4) and 32b(5) of Form 5500. In addition, a liability for benefits payable of $477,837 and $68,826 at December 31, 1998 and 1997, respectively, has been recorded on line 31(g) of the 1998 and 1997 Form 5500, respectively, and has not been recorded in these financial statements.

NOTE 7:  STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND

                                      Fixed                    Diversified
                                   Income Fund    Bond Fund       Fund
                                   ------------  ------------  ------------
December 31, 1998

ASSETS
Investments....................... $ 49,468,135  $  5,513,927  $ 39,121,347
Receivable for investment sold....            -             -             -
Income receivable.................       72,592             -             -
Interfund (payable)/receivable....     (277,710)       (6,903)      100,660
                                   ------------  ------------  ------------
    Total assets..................   49,263,017     5,507,024    39,222,007

LIABILITIES
Accrued expenses and other
 liabilities......................        6,100           915         8,752
                                   ------------  ------------  ------------
    Total liabilities.............        6,100           915         8,752
                                   ------------  ------------  ------------
    Net assets available for
     benefits..................... $ 49,256,917  $  5,506,109  $ 39,213,255
                                   ============  ============  ============

December 31, 1997

ASSETS
Investments....................... $ 28,030,470  $  3,467,642  $ 34,400,361
Income receivable.................       59,507             -             -
Interfund (payable)/receivable....     (220,163)      (24,920)      (24,728)
                                   ------------  ------------  ------------
    Total assets..................   27,869,814     3,442,722    34,375,633

LIABILITIES
Accrued expenses and other
 liabilities......................        4,141         1,101         8,351
                                   ------------  ------------  ------------
    Total liabilities.............        4,141         1,101         8,351
                                   ------------  ------------  ------------
    Net assets available for
     benefits..................... $ 27,865,673  $  3,441,621  $ 34,367,282
                                   ============  ============  ============



                                                                   MBNA
                                    Index Fund   Growth Fund    Stock Fund
                                   ------------  ------------  ------------
December 31, 1998

ASSETS
Investments....................... $ 69,459,644  $ 46,944,173  $168,079,906
Receivable for investment sold....            -             -       974,763
Income receivable.................            -             -       416,293
Interfund (payable)/receivable....      256,162       144,610      (218,094)
                                   ------------  ------------  ------------
    Total assets..................   69,715,806    47,088,783   169,252,868

LIABILITIES
Accrued expenses and other
 liabilities......................       17,954         8,472        20,875
                                   ------------  ------------  ------------
    Total liabilities.............       17,954         8,472        20,875
                                   ------------  ------------  ------------
    Net assets available for
     benefits..................... $ 69,697,852  $ 47,080,311  $169,231,993
                                   ============  ============  ============

December 31, 1997

ASSETS
Investments....................... $ 48,256,870  $ 32,530,219  $127,477,867
Income receivable.................            -             -       375,992
Interfund (payable)/receivable....      (16,154)       78,587        86,331
                                   ------------  ------------  ------------
    Total assets..................   48,240,716    32,608,806   127,940,190

LIABILITIES
Accrued expenses and other
 liabilities......................       15,437         7,701        32,119
                                   ------------  ------------  ------------
    Total liabilities.............       15,437         7,701        32,119
                                   ------------  ------------  ------------
    Net assets available for
     benefits..................... $ 48,225,279  $ 32,601,105  $127,908,071
                                   ============  ============  ============




                                    Aggressive
                                   Growth Fund    Loan Fund       Total
                                   ------------  ------------  ------------
December 31, 1998

ASSETS
Investments....................... $  6,261,338  $ 19,191,482  $404,039,952
Receivable for investment sold....            -             -       974,763
Income receivable.................            -           267       489,152
Interfund (payable)/receivable....      (11,574)       12,849             -
                                   ------------  ------------  ------------
    Total assets..................    6,249,764    19,204,598   405,503,867

LIABILITIES
Accrued expenses and other
 liabilities......................          459       118,400       181,927
                                   ------------  ------------  ------------
    Total liabilities.............          459       118,400       181,927
                                   ------------  ------------  ------------
    Net assets available for
     benefits..................... $  6,249,305  $ 19,086,198  $405,321,940
                                   ============  ============  ============

December 31, 1997

ASSETS
Investments....................... $  3,630,058  $ 16,448,866  $294,242,353
Income receivable.................            -            10       435,509
Interfund (payable)/receivable....       82,189        38,858             -
                                   ------------  ------------  ------------
    Total assets..................    3,712,247    16,487,734   294,677,862

LIABILITIES
Accrued expenses and other
 liabilities......................            -        82,592       151,442
                                   ------------  ------------  ------------
    Total liabilities.............            -        82,592       151,442
                                   ------------  ------------  ------------
    Net assets available for
     benefits..................... $  3,712,247  $ 16,405,142  $294,526,420
                                   ============  ============  ============



NOTE 8: STATEMENTS OF CHANGES NET ASSETS AVAILABLE FOR BENEFITS BY FUND

                                      Fixed                    Diversified
                                   Income Fund    Bond Fund       Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1998

ADDITIONS
Investment income................. $  2,111,983  $    310,325  $  1,286,104
Contributions:
  Employer........................    2,485,069       306,065     1,918,901
  Employee........................    3,533,383       735,986     4,302,091
                                   ------------  ------------  ------------
    Total additions...............    8,130,435     1,352,376     7,507,096

DEDUCTIONS
Payments to participants..........    2,673,236       316,960     1,655,803
Administrative expenses...........       79,320        10,501        80,742
                                   ------------  ------------  ------------
    Total deductions..............    2,752,556       327,461     1,736,545

Interfund transfers...............   16,013,365     1,128,975    (3,458,292)
Net realized and unrealized
 (depreciation)/appreciation in
 fair value of investments........            -       (89,402)    2,533,714
                                   ------------  ------------  ------------
    Net additions.................   21,391,244     2,064,488     4,845,973

Net assets available for
 benefits at beginning of year....   27,865,673     3,441,621    34,367,282
                                   ------------  ------------  ------------
Net assets available for
 benefits at end of year.......... $ 49,256,917  $  5,506,109  $ 39,213,255
                                   ============  ============  ============



                                                                   MBNA
                                    Index Fund   Growth Fund    Stock Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1998

ADDITIONS
Investment income................. $      3,687  $      2,511  $  1,715,823
Contributions:
  Employer........................    3,599,420     2,987,804     2,888,949
  Employee........................    8,616,005     7,464,427     7,118,640
                                   ------------  ------------  ------------
    Total additions...............   12,219,112    10,454,742    11,723,412

DEDUCTIONS
Payments to participants..........    2,699,954     2,001,821     5,842,622
Administrative expenses...........      186,993        89,120       316,944
                                   ------------  ------------  ------------
    Total deductions..............    2,886,947     2,090,941     6,159,566

Interfund transfers...............   (2,310,895)   (1,464,746)  (12,858,038)
Net realized and unrealized
 (depreciation)/appreciation in
 fair value of investments........   14,451,303     7,580,151    48,618,114
                                   ------------  ------------  ------------
    Net additions.................   21,472,573    14,479,206    41,323,922

Net assets available for
 benefits at beginning of year....   48,225,279    32,601,105   127,908,071
                                   ------------  ------------  ------------
Net assets available for
 benefits at end of year.......... $ 69,697,852  $ 47,080,311  $169,231,993
                                   ============  ============  ============




                                    Aggressive
                                   Growth Fund    Loan Fund       Total
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1998

ADDITIONS
Investment income................. $        310  $  1,663,836  $  7,094,579
Contributions:
  Employer........................      589,650             -    14,775,858
  Employee........................    1,562,038             -    33,332,570
                                   ------------  ------------  ------------
    Total additions...............    2,151,998     1,663,836    55,203,007

DEDUCTIONS
Payments to participants..........      271,464     1,187,642    16,649,502
Administrative expenses...........       10,838             -       774,458
                                   ------------  ------------  ------------
    Total deductions..............      282,302     1,187,642    17,423,960

Interfund transfers...............      744,769     2,204,862             -
Net realized and unrealized
(depreciation)/appreciation in
 fair value of investments........      (77,407)            -    73,016,473
                                   ------------  ------------  ------------
    Net additions.................    2,537,058     2,681,056   110,795,520

Net assets available for
 benefits at beginning of year....    3,712,247    16,405,142   294,526,420
                                   ------------  ------------  ------------
Net assets available for
 benefits at end of year.......... $  6,249,305  $ 19,086,198  $405,321,940
                                   ============  ============  ============




                                      Fixed                    Diversified
                                   Income Fund    Bond Fund       Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1997

ADDITIONS
Investment income................. $  1,613,030  $    191,239  $  1,089,848
Contributions:
  Employer........................    2,243,788       236,443     1,820,498
  Employee........................    3,810,286       629,794     4,317,700
                                   ------------  ------------  ------------
    Total additions...............    7,667,104     1,057,476     7,228,046

DEDUCTIONS
Payments to participants..........    1,321,661       102,343     1,047,525
Administrative expenses...........       85,940        11,868       105,879
                                   ------------  ------------  ------------
    Total deductions..............    1,407,601       114,211     1,153,404

Interfund transfers...............   (6,248,482)       10,507    (4,383,502)
Net realized and unrealized
 (depreciation)/appreciation in
 fair value of investments........            -        52,695     4,736,551
                                   ------------  ------------  ------------
    Net additions.................       11,021     1,006,467     6,427,691

Net assets available for
 benefits at beginning of year....   27,854,652     2,435,154    27,939,591
                                   ------------  ------------  ------------
Net assets available for
 benefits at end of year.......... $ 27,865,673  $  3,441,621  $ 34,367,282
                                   ============  ============  ============



                                                                   MBNA
                                    Index Fund   Growth Fund    Stock Fund
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1997

ADDITIONS
Investment income................. $          -  $          -  $  1,526,375
Contributions:
  Employer........................    2,953,960     2,403,441     2,397,767
  Employee........................    7,810,466     6,489,191     7,747,854
                                   ------------  ------------  ------------
    Total additions...............   10,764,426     8,892,632    11,671,996

DEDUCTIONS
Payments to participants..........    1,097,421       798,039     4,078,612
Administrative expenses...........      169,808        87,207       373,543
                                   ------------  ------------  ------------
    Total deductions..............    1,267,229       885,246     4,452,155

Interfund transfers...............   (4,242,961)   (2,910,690)   10,519,679
Net realized and unrealized
 (depreciation)/appreciation in
 fair value of investments........   11,229,710     5,665,981    36,745,185
                                   ------------  ------------  ------------
    Net additions.................   16,483,946    10,762,677    54,484,705

Net assets available for
 benefits at beginning of year....   31,741,333    21,838,428    73,423,366
                                   ------------  ------------  ------------
Net assets available for
 benefits at end of year.......... $ 48,225,279  $ 32,601,105  $127,908,071
                                   ============  ============  ============




                                    Aggressive
                                   Growth Fund    Loan Fund       Total
                                   ------------  ------------  ------------
For the Year Ended
December 31, 1997

ADDITIONS
Investment income................. $          -  $  1,251,180  $  5,671,672
Contributions:
  Employer........................       54,181             -    12,110,078
  Employee........................      210,196             -    31,015,487
                                   ------------  ------------  ------------
    Total additions...............      264,377     1,251,180    48,797,237

DEDUCTIONS
Payments to participants..........          989       426,395     8,872,985
Administrative expenses...........            -             -       834,245
                                   ------------  ------------  ------------
    Total deductions..............          989       426,395     9,707,230

Interfund transfers...............    3,672,636     3,582,813             -
Net realized and unrealized
 (depreciation)/appreciation in
 fair value of investments........     (223,777)            -    58,206,345
                                   ------------  ------------  ------------
    Net additions.................    3,712,247     4,407,598    97,296,352

Net assets available for
 benefits at beginning of year....            -    11,997,544   197,230,068
                                   ------------  ------------  ------------
Net assets available for
 benefits at end of year.......... $  3,712,247  $ 16,405,142  $294,526,420
                                   ============  ============  ============


NOTE 9:  Year 2000 Issue (unaudited)

The Corporation has substantially completed the assessment, renovation and testing of the Plan's systems and applications for Year 2000 compliance. The Corporation is currently conducting a series of end-to-end interoperability tests involving hardware, software, telecommunications and key external vendors and interfaces for the Plan. Year 2000-specific contingency and business recovery plans have been developed for the Plan including those that address potential disruptions with vendor products and services. The Corporation does not expect this project to have a material impact on the Plan's operations.

ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001

LINE 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
December 31, 1998

Identity of Issue, Borrower,        Description of                   Current
Lessor or Similar Party               Investment         Cost         Value
---------------------------------  ----------------  ------------  ------------

Common trust funds:
  Barclay Global Equity
   Index Fund....................   2,067,251 units  $ 42,956,901  $ 69,459,644
  SEI Stable Asset Fund..........  14,400,000 units    14,400,000    14,400,000
                                                     ------------  ------------
    Total common trust funds.....                      57,356,901    83,859,644

Interest in registered
 investment companies:
  American Balanced Fund.........   2,482,319 units    36,136,152    39,121,347
  MFS Research Fund..............   1,866,568 units    43,380,118    46,944,173
  Bond Fund of America...........     405,138 units     5,598,855     5,513,927
  PBHG Growth Fund...............     245,158 units     6,209,870     6,261,338
                                                     ------------  ------------
    Total interest in registered
     investment companies........                      91,324,995    97,840,785

Short-term investment fund.......                       4,164,862     4,164,862
Common Stock of MBNA Corporation.   6,705,215 units    75,879,662   167,211,299

Guaranteed investment
 contracts ("GIC"):
  Peoples Security GIC...........        6.37%          3,200,627     3,200,627
  Sun America GIC................        6.33%          3,001,009     3,001,009
  John Hancock GIC...............        4.62%          5,041,007     5,041,007
  The Travelers GIC..............        6.00%          3,138,643     3,138,643
  Life of Denver GIC.............        5.77%          3,153,653     3,153,653
  State Street Bank & Trust
   Synthetic GIC.................        6.11%         14,236,941    14,236,941
                                                     ------------  ------------
    Total guaranteed investment
     Contracts...................                      31,771,880    31,771,880

Loans receivable.................                      19,191,482    19,191,482
                                                     ------------  ------------
    Total investments............                    $279,689,782  $404,039,952
                                                     ============  ============
ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001

LINE 27d-SCHEDULE OF REPORTABLE TRANSACTIONS
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
Year Ended December 31, 1998

Category (iii) - Series of Transactions (Aggregate) in Excess of 5% of Plan Assets:

 Identity of       Description
Party Involved      of Assets       Purchase Price    Selling Price
--------------  ------------------  ---------------  ---------------
Northern Trust  American Balanced   $    13,623,789  $             -
                 Fund                (105 purchases)

Northern Trust  American Balanced                 -       11,436,519
                 Fund                                     (155 sales)

Northern Trust  MBNA Corporation         30,840,305                -
                 Common Stock         (31 purchases)

Northern Trust  MBNA Corporation                  -       36,624,117
                 Common Stock                              (28 sales)

Northern Trust  MFS Research Fund        19,474,675                -
                                     (122 purchases)

Northern Trust  MFS Research Fund                 -       12,640,872
                                                          (132 sales)

Northern Trust  Barclays Global          21,522,272                -
                 Equity Index Fund   (112 purchases)

Northern Trust  Barclays Global                   -       14,770,801
                 Equity Index Fund                        (140 sales)

Northern Trust  Short-term              123,736,346                -
                 investment fund     (377 purchases)

Northern Trust  Short-term                        -      124,630,901
                 investment fund                          (394 sales)

Northern Trust  MBNA Corporation         11,438,521                -
                 401(k) Plus         (263 purchases)
                 Savings Trust
                 Loan Asset











Identity of       Description
Party Involved      of Assets       Purchase Price    Selling Price
--------------  ------------------  ---------------  ---------------
Northern Trust  MBNA Corporation    $             -  $     8,695,905
                 401(k) Plus                              (206 sales)
                 Savings Trust
                 Loan Asset

There were no category (i), (ii) or (iv) reportable transactions for the year ended December 31, 1998.










                                                   Fair Value of
                                                      Asset on
 Identity of       Description                      Transaction
Party Involved      of Assets       Cost of Asset      Date        Net Gain
--------------  ------------------  -------------  -------------  -----------
Northern Trust  American Balanced   $  13,623,789  $  13,623,789  $         -
                 Fund

Northern Trust  American Balanced       8,039,859     11,436,519    3,396,660
                 Fund

Northern Trust  MBNA Corporation       30,840,305     30,840,305            -
                 Common Stock

Northern Trust  MBNA Corporation       16,519,549     36,624,117   20,104,568
                 Common Stock

Northern Trust  MFS Research Fund      19,474,675     19,474,675            -


Northern Trust  MFS Research Fund      11,160,908     12,640,872    1,479,964


Northern Trust  Barclays Global        21,522,272     21,522,272            -
                 Equity Index Fund

Northern Trust  Barclays Global         9,853,332     14,770,801    4,917,469
                 Equity Index Fund

Northern Trust  Short-term            123,736,346    123,736,346            -
                 investment fund

Northern Trust  Short-term            124,630,901    124,630,901            -
                 investment fund

Northern Trust  MBNA Corporation       11,438,521     11,438,521            -
                 401(k) Plus
                 Savings Trust
                 Loan Asset









                                                   Fair Value of
                                                      Asset on
 Identity of       Description                      Transaction
Party Involved      of Assets       Cost of Asset      Date        Net Gain
--------------  ------------------  -------------  -------------  -----------
Northern Trust  MBNA Corporation    $   8,695,905  $   8,695,905  $         -
                 401(k) Plus
                 Savings Trust
                 Loan Asset









EXHIBIT 23:  CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of MBNA Corporation, and in the related Prospectuses, of our report dated June 24, 1999 included in Form 10-K/A-1, with respect to the financial statements and schedules of the MBNA Corporation 401(k) Plus Savings Plan for the year ended December 31, 1998:

Number         33-41936          on Form S-8 dated July 22, 1991
Number         33-41895          on Form S-8 dated July 24, 1991
Number         33-50498          on Form S-3 (as amended by Post-Effective
                                 Amendment No. 1) dated August 28, 1992
Number         33-71640          on Form S-8 dated November 15, 1993
Number         33-76278          on Form S-3 (as amended by Amendment No. 1)
                                 dated April 8, 1994
Number         33-95438          on Form S-8 dated August 4, 1995
Number         33-95600          on Form S-3 (as amended by Pre-Effective
                                 Amendment No. 1) dated September 1, 1995
Number         333-17187         on Form S-3 dated December 3, 1996
Number         333-15721         on Form S-3 (as amended by Amendment
                                 No. 2) dated December 10, 1996
Number         333-21181         on Form S-4 (as amended by Amendment
                                 No. 1) dated February 25, 1997
Number         333-06824         on Form S-8 dated April 22, 1997
Number         333-47179         on Form S-3 (as amended by Amendment
                                 No. 1) dated April 6, 1998
Number         333-51477         on Form S-8 dated April 30, 1998
Number         333-79987         on Form S-8 dated June 4, 1999


                                            /s/ Ernst & Young LLP
Ernst & Young LLP
Baltimore, Maryland
June 24, 1999

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       MBNA CORPORATION


Date: June 29, 1999                           By: /s/   M. Scot Kaufman
                                                  ---------------------------
                                                        M. Scot Kaufman
                                                   Executive Vice President
                                                  and Chief Financial Officer