Form 10-Q
period 1999-06-30
MBNA CORP
filed 1999-08-13
CIK 870517

51

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999
                              -------------------------------------------------
                                      or

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
Yes      x     No
    ----------    ----------
              Common Stock, $.01 Par Value - 801,782,515 Shares
                     Outstanding as of June 30, 1999
                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                 1
           June 30, 1999 (unaudited) and December 31, 1998

           Consolidated Statements of Income -                              3
           For the Three and Six Months Ended June 30, 1999 and 1998
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -     5
           For the Six Months Ended June 30, 1999 and 1998
           (unaudited)

           Consolidated Statements of Cash Flows -                          7
           For the Six Months Ended June 30, 1999 and 1998
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)       9

Item 2.    Management's Discussion and Analysis of Financial Condition     17
           and Results of Operations (unaudited)

           Supplemental Financial Information (unaudited)                  46


                        Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                47

Signature                                                                  51
                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    345,883  $    382,882
Interest-earning time deposits in other banks.....     1,758,568     2,831,215
Federal funds sold and securities purchased
 under resale agreements..........................       591,000       730,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,379,966 and $1,666,123 at
   June 30, 1999 and December 31, 1998,
   respectively)..................................     2,372,200     1,663,704
  Held-to-maturity (market value of $255,659
   and $211,473 at June 30, 1999 and
   December 31, 1998, respectively)...............       274,629       216,020
Loans held for securitization.....................     5,410,118     1,692,268
Loans:
  Credit card.....................................     7,879,505     8,975,051
  Other consumer..................................     2,052,369     2,801,048
                                                    ------------  ------------
    Total loans...................................     9,931,874    11,776,099
  Reserve for possible credit losses..............      (326,897)     (216,911)
                                                    ------------  ------------
    Net loans.....................................     9,604,977    11,559,188
Premises and equipment, net.......................     1,633,718     1,617,596
Accrued income receivable.........................       156,847       193,019
Accounts receivable from securitizations..........     3,763,222     3,595,556
Prepaid expenses and deferred charges.............       281,991       237,587
Other assets......................................     1,802,617     1,087,225
                                                    ------------  ------------
    Total assets..................................  $ 27,995,770  $ 25,806,260
                                                    ============  ============




                                                      June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 11,493,064  $ 10,745,062
  Money market deposit accounts...................     4,326,115     4,125,523
  Noninterest-bearing demand deposits.............       513,349       462,266
  Interest-bearing transaction accounts...........        35,697        35,399
  Savings accounts................................         9,257        38,790
                                                    ------------  ------------
    Total deposits................................    16,377,482    15,407,040
Short-term borrowings.............................       546,264     1,231,195
Long-term debt and bank notes.....................     6,125,799     5,939,025
Accrued interest payable..........................       155,917       153,201
Accrued expenses and other liabilities............     1,016,878       684,764
                                                    ------------  ------------
    Total liabilities.............................    24,222,340    23,415,225

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at June 30, 1999 and
 December 31, 1998)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 801,782,515 shares and
 751,795,674 shares issued and outstanding at
 June 30, 1999 and December 31, 1998,
 respectively)....................................         8,018         7,518
Additional paid-in capital........................     1,380,538       271,050
Retained earnings.................................     2,406,242     2,112,374
Accumulated other comprehensive income............       (21,454)            7
                                                    ------------  ------------
    Total stockholders' equity....................     3,773,430     2,391,035
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 27,995,770  $ 25,806,260
                                                    ============  ============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                ----------------------  ----------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
                                                 (unaudited)
INTEREST INCOME
Loans.......................... $  343,265  $  293,046  $  725,092  $  585,282
Investment securities:
  Taxable......................     30,471      28,953      54,792      60,966
  Tax-exempt...................        859         907       1,736       1,693
Time deposits in other banks...     22,222      32,794      62,771      56,141
Federal funds sold and
 securities purchased under
 resale agreements.............      6,202       8,575      24,423      15,750
Loans held for securitization..    183,805      94,062     259,358     204,158
                                ----------  ----------  ----------  ----------
   Total interest income.......    586,824     458,337   1,128,172     923,990
INTEREST EXPENSE
Deposits.......................    221,771     194,205     435,475     389,866
Short-term borrowings..........      7,730       1,969      17,236       5,993
Long-term debt and bank notes..     90,262      95,280     181,619     185,675
                                ----------  ----------  ----------  ----------
   Total interest expense......    319,763     291,454     634,330     581,534
                                ----------  ----------  ----------  ----------
NET INTEREST INCOME............    267,061     166,883     493,842     342,456
Provision for possible credit
 losses........................    129,756      78,542     214,220     167,140
                                ----------  ----------  ----------  ----------
Net interest income after
 provision for possible credit
 losses........................    137,305      88,341     279,622     175,316
OTHER OPERATING INCOME
Interchange....................     60,988      33,442     100,780      64,014
Credit card fees...............     53,309      28,992      91,917      61,529
Securitization income..........    873,182     676,649   1,675,785   1,294,014
Insurance......................     19,396      21,101      28,812      37,191
Other..........................     21,657       5,012      34,968       7,958
                                ----------  ----------  ----------  ----------
   Total other operating
    income..................... $1,028,532  $  765,196  $1,932,262  $1,464,706




                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                ----------------------  ----------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits. $  342,176  $  261,236  $  633,015  $  507,798
Occupancy expense of premises.. 31,030 26,962 61,956 53,438 Furniture and equipment
 expense.......................     45,316      41,682      89,906      85,789
Other..........................    380,301     245,808     759,519     473,798
                                ----------  ----------  ----------  ----------
   Total other operating
    expense....................    798,823     575,688   1,544,396   1,120,823
                                ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES.....    367,014     277,849     667,488     519,199
Applicable income taxes........    139,832     105,861     254,313     197,815
                                ----------  ----------  ----------  ----------
NET INCOME..................... $  227,182  $  171,988  $  413,175  $  321,384
                                ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE...... $      .28  $      .22  $      .51  $      .42
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION.............        .27         .21         .49         .40

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


















                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                   Outstanding Shares
                                   -------------------
                                   Preferred   Common     Preferred   Common
                                     (000)     (000)        Stock      Stock
                                   ---------  --------    ---------  ---------
BALANCE, DECEMBER 31, 1998.            8,574   751,796    $      86  $   7,518
Comprehensive income:
  Net income...............                -         -            -          -
  Other comprehensive
   income, net of tax......                -         -            -          -

Comprehensive income.......

Cash dividends:
  Common-$.14 per share....                -         -            -          -
  Preferred................                -         -            -          -
Exercise of stock options
 and other awards..........                -     4,387            -         44
Issuance of common stock,
 net of issuance costs.....                -    50,000            -        500
Acquisition and retirement
 of common stock...........                -    (4,400)           -        (44)
                                   ---------  --------    ---------  ---------
BALANCE, JUNE 30, 1999.....            8,574   801,783    $      86  $   8,018
                                   =========  ========    =========  =========

BALANCE, DECEMBER 31, 1997.            8,574   751,781    $      86  $   7,518
Comprehensive income:
  Net income...............                -         -            -          -
  Other comprehensive
   income, net of tax......                -         -            -          -

Comprehensive income.......

Cash dividends:
  Common-$.12 per share....                -         -            -          -
  Preferred................                -         -            -          -
Exercise of stock options
 and other awards..........                -     6,833            -         68
Acquisition and retirement
 of common stock...........                -    (6,833)           -        (68)
                                   ---------  --------    ---------  ---------
BALANCE, JUNE 30, 1998.....            8,574   751,781    $      86  $   7,518
                                   =========  ========    =========  =========





                                                    Accumulated
                            Additional                 Other         Total
                             Paid-in     Retained  Comprehensive  Stockholders'
                             Capital     Earnings     Income         Equity
                            ----------  ---------- -------------  ------------
BALANCE, DECEMBER 31, 1998. $  271,050  $2,112,374 $           7  $  2,391,035
Comprehensive income:
  Net income...............          -     413,175             -       413,175
  Other comprehensive
   income, net of tax......          -           -       (21,461)      (21,461)
                                                                  ------------
Comprehensive income.......                                            391,714
                                                                  ------------
Cash dividends:
  Common-$.14 per share....          -    (112,264)            -      (112,264)
  Preferred................          -      (7,043)            -        (7,043)
Exercise of stock options
 and other awards..........     52,891           -             -        52,935
Issuance of common stock,
 net of issuance costs.....  1,173,586           -             -     1,174,086
Acquisition and retirement
 of common stock...........   (116,989)          -             -      (117,033)
                            ----------  ---------- -------------  ------------
BALANCE, JUNE 30, 1999..... $1,380,538  $2,406,242 $     (21,454) $  3,773,430
                            ==========  ========== =============  ============

BALANCE, DECEMBER 31, 1997. $  421,871  $1,530,868 $       9,707  $  1,970,050
Comprehensive income:
  Net income...............          -     321,384             -       321,384
  Other comprehensive
   income, net of tax......          -           -        (3,600)       (3,600)
                                                                  ------------
Comprehensive income.......                                            317,784
                                                                  ------------
Cash dividends:
  Common-$.12 per share....          -     (90,232)            -       (90,232)
  Preferred................          -      (7,226)            -        (7,226)
Exercise of stock options
 and other awards..........     67,017           -             -        67,085
Acquisition and retirement
 of common stock...........   (149,764)          -             -      (149,832)
                            ----------  ---------- -------------  ------------
BALANCE, JUNE 30, 1998..... $  339,124  $1,754,794 $       6,107  $  2,107,629
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



                       MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income........................................... $   413,175  $   321,384
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     214,220      167,140
  Depreciation, amortization, and accretion..........     191,959      112,070
  Benefit for deferred income taxes..................      (8,163)      (3,442)
  Decrease in accrued income receivable..............      36,172        1,131
  Increase in accounts receivable from
   securitizations...................................    (167,666)    (230,173)
  Increase (decrease) in accrued interest payable....       2,716       (2,104)
  Decrease (increase) in other operating activities..     144,420      (27,974)
                                                      -----------  -----------
    Net cash provided by operating activities........     826,833      338,032

INVESTING ACTIVITIES
Net decrease (increase) in money market instruments.. 1,211,647 (379,770) Proceeds from maturities of investment securities
 available-for-sale..................................     469,279    1,854,409
Purchases of investment securities
 available-for-sale..................................  (1,186,826)  (1,103,983)
Proceeds from maturities of investment securities
 held-to-maturity ...................................      27,688       49,023
Purchases of investment securities
 held-to-maturity....................................     (64,735)     (31,130)
Proceeds from securitization of loans................   4,628,709    2,556,562
Proceeds from sale of loan portfolios................       4,741            -
Acquisition of credit card business of
 PNC Bank, N.A.......................................  (3,191,786)           -
Loan portfolio acquisitions..........................    (938,733)  (1,394,684)
Amortization of securitized loans....................  (1,602,124)    (895,833)
Net loan originations................................  (1,551,745)  (2,048,278)
Net purchases of premises and equipment..............    (116,672)    (153,712)
                                                      -----------  -----------
    Net cash used in investing activities............ $(2,310,557) $(1,547,396)




                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase (decrease) in time deposits............. $   748,002  $   (65,168)
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts................................     222,440      474,016
Net (decrease) increase in short-term borrowings.....    (684,931)     625,629
Proceeds from issuance of long-term debt
 and bank notes......................................     376,632      511,577
Maturity of long-term debt and bank notes............    (184,812)    (102,488)
Proceeds from exercise of stock options
 and other awards....................................      20,649       29,031
Acquisition and retirement of common stock...........    (117,033)    (149,832)
Proceeds from issuance of common stock...............   1,174,086            -
Dividends paid.......................................    (108,308)     (92,564)
                                                      -----------  -----------
    Net cash provided by financing activities........   1,446,725    1,230,201
                                                      -----------  -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....     (36,999)      20,837
Cash and cash equivalents at beginning of period.....     382,882      263,064
                                                      -----------  -----------
Cash and cash equivalents at end of period........... $   345,883  $   283,901
                                                      ===========  ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid................................ $   629,952  $   585,514
                                                      ===========  ===========
Income taxes paid.................................... $   262,520  $   185,376
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












                       MBNA CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 15, 1999  April 15, 1999      7.50%    $ .46875     5.50%    $  .3438
April 13, 1999    July 15, 1999       7.50       .46875     5.55        .3468
July 13, 1999     October 15, 1999    7.50       .46875     6.01        .3756

NOTE C: COMMON STOCK

In January 1999, the Corporation issued 50 million shares of common stock. The Corporation used the net proceeds from this offering, approximately $1.2 billion, to complete the purchase of the credit card business of PNC Bank, N.A. ("PNC"), and for other general corporate purposes.

On July 13, 1999 the Corporation's Board of Directors declared a quarterly cash dividend of $.07 per common share, payable October 1, 1999 to stockholders of record as of September 15, 1999.

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
BASIC
Net income......................... $ 227,182  $ 171,988  $ 413,175  $ 321,384
Less: preferred stock dividend
 requirements......................     3,527      3,604      7,043      7,226
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................. $ 223,655  $ 168,384  $ 406,132  $ 314,158
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000).................   801,803    751,808    800,180    751,839
                                    =========  =========  =========  =========
Earnings per common share.......... $     .28  $     .22  $     .51  $     .42
                                    =========  =========  =========  =========

DILUTED
Net income......................... $ 227,182  $ 171,988  $ 413,175  $ 321,384
Less: preferred stock dividend
 requirements......................     3,527      3,604      7,043      7,226
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................. $ 223,655  $ 168,384  $ 406,132  $ 314,158
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000).................   801,803    751,808    800,180    751,839
Net effect of dilutive stock
 options-based on the treasury
 stock method using average
 market price (000)................    36,968     38,609     36,660     39,488
                                    ---------  ---------  ---------  ---------
Weighted average common shares
 outstanding and common stock
 equivalents (000).................   838,771    790,417    836,840    791,327
                                    =========  =========  =========  =========
Earnings per common share.......... $     .27  $     .21  $     .49  $     .40
                                    =========  =========  =========  =========


To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

NOTE E: COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the three and six months ended June 30, 1999 and 1998 are as follows:

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
Net income......................... $ 227,182  $ 171,988  $ 413,175  $ 321,384

Other comprehensive income:
  Foreign currency translation.....    (7,976)      (888)   (15,939)     2,813
  Net unrealized (losses) gains on
   investment securities
   available-for-sale and other
   financial instruments...........    (4,278)       606     (3,071)    (1,838)
  Minimum benefit plan liability
   adjustment......................         -          -     (2,451)    (4,575)
                                    ---------  ---------  ---------  ---------
Other comprehensive income.........   (12,254)      (282)   (21,461)    (3,600)
                                    ---------  ---------  ---------  ---------
Comprehensive income............... $ 214,928  $ 171,706  $ 391,714  $ 317,784
                                    =========  =========  =========  =========

The components of accumulated other comprehensive income, net of tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                      June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
Foreign currency translation....................... $    (13,517) $      2,422
Net unrealized (losses) gains on investment
 securities available-for-sale and other
 financial instruments.............................         (911)        2,160
Minimum benefit plan liability adjustment..........       (7,026)       (4,575)
                                                    ------------  ------------
Accumulated other comprehensive income............. $    (21,454) $          7
                                                    ============  ============

NOTE F: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 1999, the Corporation issued long-term debt and bank notes consisting of the following:

                                                              Par Value
                                                        ----------------------
                                                        (dollars in thousands)

Floating-Rate Bank Notes, priced at 42 basis points
 over the three-month London Interbank Offered Rate
 (LIBOR), payable quarterly, maturing in 2004..........        $ 25,000

Fixed-Rate Medium-Term Deposit Notes, with interest
 rates varying from 5.875% to 5.98%, payable
 semiannually, maturing in varying amounts from
 2001 through 2004 (approximately CAD$73.1 million)....          49,412

Floating-Rate Medium-Term Deposit Notes, priced
 between 58 basis points and 70 basis points over the
 ninety-day Bankers Acceptance Rate, payable quarterly,
 maturing in varying amounts from 2001 through 2004
 (approximately CAD$75.0 million)......................          50,751

Floating-Rate Euro Medium-Term Note, priced at 37.5
 basis points over the three-month sterling LIBOR,
 payable quarterly, maturing in 2002 (approximately
 150.0 million pounds sterling)........................         236,265

The Floating-Rate Euro Medium-Term Note was issued by MBNA International Bank Limited and is unsecured, with all payments unconditionally and irrevocably guaranteed by MBNA America Bank, N.A.

NOTE G: SEGMENT REPORTING

The Corporation derives its income primarily from credit card loans, other consumer loans, and insurance products. The credit card and other consumer loan products have similar economic characteristics and, therefore, have been aggregated into one operating segment. The Corporation's insurance products have also been aggregated into the one operating segment due to immateriality.

The Corporation allocates resources on a managed basis and financial information provided to management reflects the Corporation on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information shown in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange, other fees, insurance income, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."
                                           For the Three Months Ended
                                                 June 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  2,217,233  $   (1,630,409) $    586,824
Interest expense..................      915,528        (595,765)      319,763
                                   ------------  --------------  ------------
Net interest income...............    1,301,705      (1,034,644)      267,061
Provision for possible credit
 losses...........................      718,475        (588,719)      129,756
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      583,230        (445,925)      137,305
Other operating income............      582,607         445,925     1,028,532
Other operating expense...........      798,823               -       798,823
                                   ------------  --------------  ------------
Income before income taxes........      367,014               -       367,014
Applicable income taxes...........      139,832               -       139,832
                                   ------------  --------------  ------------
Net income........................ $    227,182  $            -  $    227,182
                                   ============  ==============  ============



                                           For the Three Months Ended
                                                 June 30, 1998
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  1,879,143  $   (1,420,806) $    458,337
Interest expense..................      851,304        (559,850)      291,454
                                   ------------  --------------  ------------
Net interest income...............    1,027,839        (860,956)      166,883
Provision for possible credit
 losses...........................      563,469        (484,927)       78,542
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      464,370        (376,029)       88,341
Other operating income............      389,167         376,029       765,196
Other operating expense...........      575,688               -       575,688
                                   ------------  --------------  ------------
Income before income taxes........      277,849               -       277,849
Applicable income taxes...........      105,861               -       105,861
                                   ------------  --------------  ------------
Net income........................ $    171,988  $            -  $    171,988
                                   ============  ==============  ============

                                           For the Six Months Ended
                                                 June 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  4,350,826  $   (3,222,654) $  1,128,172
Interest expense..................    1,817,202      (1,182,872)      634,330
                                   ------------  --------------  ------------
Net interest income...............    2,533,624      (2,039,782)      493,842
Provision for possible credit
 losses...........................    1,366,427      (1,152,207)      214,220
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................    1,167,197        (887,575)      279,622
Other operating income............    1,044,687         887,575     1,932,262
Other operating expense...........    1,544,396               -     1,544,396
                                   ------------  --------------  ------------
Income before income taxes........      667,488               -       667,488
Applicable income taxes...........      254,313               -       254,313
                                   ------------  --------------  ------------
Net income........................ $    413,175  $            -  $    413,175
                                   ============  ==============  ============

Ending loans outstanding.......... $ 64,524,688  $  (49,182,696) $ 15,341,992

                                           For the Six Months Ended
                                                 June 30, 1998
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  3,695,689  $   (2,771,699) $    923,990
Interest expense..................    1,684,720      (1,103,186)      581,534
                                   ------------  --------------  ------------
Net interest income...............    2,010,969      (1,668,513)      342,456
Provision for possible credit
 losses...........................    1,098,847        (931,707)      167,140
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      912,122        (736,806)      175,316
Other operating income............      727,900         736,806     1,464,706
Other operating expense...........    1,120,823               -     1,120,823
                                   ------------  --------------  ------------
Income before income taxes........      519,199               -       519,199
Applicable income taxes...........      197,815               -       197,815
                                   ------------  --------------  ------------
Net income........................ $    321,384  $            -  $    321,384
                                   ============  ==============  ============

Ending loans outstanding.......... $ 52,747,779  $  (40,032,895) $ 12,714,884


NOTE H: INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. The Corporation amortizes its intangible assets generally using the straight-line method. The Corporation may use an accelerated method in order to better match the expected future cash flows from the use of the asset. Intangible assets, which are included in other assets, had a net book value of $1.3 billion and $671.4 million at June 30, 1999 and December 31, 1998, respectively. The Corporation had accumulated amortization related to its intangible assets of $215.7 million at June 30, 1999 and $144.1 million at December 31, 1998.

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

NOTE I: CREDIT CARD BUSINESS ACQUISITION

In March 1999, MBNA America Bank, N.A. ("the Bank"), a wholly owned subsidiary of the Corporation, acquired the credit card business of PNC for approximately $3.2 billion. The acquisition included $2.7 billion of credit card receivables. The Bank funded the acquisition from the proceeds of the issuance of shares of common stock by MBNA Corporation in January 1999, from securitization of credit card receivables, and from the proceeds of maturing money market instruments.

NOTE J: NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") was issued and extends the effective date for Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Corporation's current level of derivative and hedging activities, the implementation of Statement No. 133, as amended by Statement No. 137, will not have a material impact on the Corporation's consolidated financial statements.

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by June 30, 1999, unless programming resources are required, in which case they must be implemented by December 31, 2000. The Corporation is currently working on its programming changes and expects to complete and implement the guidelines prior to or on December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (unaudited)

This discussion is intended to further the reader's understanding of the consolidated financial condition and results of operations of MBNA Corporation ("the Corporation"). It should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report.

INTRODUCTION

MBNA Corporation, a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and MBNA Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA International Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the world's largest independent credit card lender and is the leading issuer of affinity credit cards marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products.

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

EARNINGS SUMMARY

Net income for the three months ended June 30, 1999 increased 32.1% to $227.2 million or $.27 per common share, from $172.0 million or $.21 per common share for the same period in 1998. Net income for the six months ended June 30, 1999 increased 28.6% to $413.2 million or $.49 per common share, from $321.4 million or $.40 per common share for the same period in 1998. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 25.1% and 22.0% to $63.1 billion and $61.1 billion for the three and six months ended June 30, 1999, compared to $50.4 billion and $50.1 billion for the three and six months ended June 30, 1998, respectively. Total managed loans at June 30, 1999 were $64.5 billion, an $11.8 billion increase from June 30, 1998, and a $4.9 billion increase since December 31, 1998. The increase in managed loans includes $2.7 billion of credit card loans acquired from PNC Bank, N.A ("PNC") during the three months ended March 31, 1999.





The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange, other fees, and insurance income in excess of interest paid to investors; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three and six months ended June 30, 1999, the Corporation securitized approximately $3.4 billion and $4.6 billion of credit card and other consumer loan receivables, respectively, bringing the total amount of outstanding securitized loans to $49.2 billion at June 30, 1999.

Return on average total assets for the three and six months ended June 30, 1999 was 3.28% and 3.05%, as compared to 3.16% and 2.99% for the same periods during 1998, respectively. The increase in the return on average total assets for the three and six months ended June 30, 1999 is a result of the Corporation's net income growing faster than its average total assets as a result of securitization. The Corporation's return on average stockholders' equity for the three and six months ended June 30, 1999 was 24.68% and 23.24%, compared to 34.25% and 32.76% for the same periods in 1998, respectively. The lower return on average stockholders' equity is primarily a result of the increase in average stockholders' equity from the sale of 50 million shares of common stock in January 1999 for approximately $1.2 billion, net of issuance costs.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1999, on a fully taxable equivalent basis, was $267.5 million and $494.8 million, compared to $167.4 million and $343.4 million for the same periods in 1998, respectively. The increase in net interest income for the three and six months ended June 30, 1999 is a result of an increase in average interest-earning assets of $4.3 billion and $4.2 billion, respectively, combined with a decline of 57 basis points and 54 basis points in the rate paid on average interest-bearing liabilities, respectively, as compared to the same periods in 1998.
The increase in net interest income for the three and six months ended June 30, 1999 is offset by an increase in average interest-bearing liabilities of $3.9 billion and $3.6 billion, respectively, as compared to the same periods in 1998. The increase in average interest-bearing liabilities during these periods resulted primarily from funding the increases in average interest-earning assets and accounts receivable from securitization. The increase in average interest-earning assets for the three and six months ended June 30, 1999 is a result of an increase in average loan receivables of $4.6 billion and $3.2 billion, respectively, as compared to the same periods in 1998. The decrease in the rates paid in average interest-bearing liabilities is a result of the decreases in interest rates by the Federal Reserve Board in the last four months of 1998 impacting overall market interest rates.

The net interest margin, on a fully taxable equivalent basis, was 5.29% and 4.95% for the three and six months ended June 30, 1999, respectively, as compared to 4.20% and 4.34% for the same periods in 1998.





INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, increased $1.4 million to $31.8 million for the three months ended June 30, 1999, as compared to the same period in 1998. The increase for the three months ended June 30, 1999 is the result of an increase in average investment securities of $344.2 million, offset by a decrease in the yield earned on average investment securities of 59 basis points, as compared to the same period in 1998.

Interest income on investment securities, on a fully taxable equivalent basis, decreased $6.1 million to $57.5 million for the six months ended June 30, 1999, as compared to the same period in 1998. The decrease for the six months ended June 30, 1999 is the result of a decrease in average investment securities of $16.2 million, in addition to a decrease in the yield earned on average investment securities of 52 basis points, as compared to the same period in 1998.

Interest income on money market instruments decreased $12.9 million to $28.4 million for the three months ended June 30, 1999, as compared to the same period in 1998. The decrease for the three months ended June 30, 1999 is a result of a decrease of $584.3 million in average money market instruments, and a decrease of 80 basis points in the yield earned, as compared to the same period in 1998.

Interest income on money market instruments increased $15.3 million to $87.2 million for the six months ended June 30, 1999, as compared to the same period in 1998. The increase for the six months ended June 30, 1999 is a result of an increase of $1.0 billion in average money market instruments, offset by a decrease of 79 basis points in the yield earned, as compared to the same period in 1998.

The changes in average money market instruments are primarily a result of the timing of receipt of funds from asset securitizations, deposits, net loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. In addition, average money market instruments were also higher during the six months ended June 30, 1999, as a result of the investment of the net proceeds from the issuance of common stock by the Corporation in January 1999, until used to complete the acquisition of the credit card business of PNC in March 1999, and for other general corporate purposes.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $140.0 million to $527.1 million for the three months ended June 30, 1999 and $195.0 million to $984.5 million for the six months ended June 30, 1999, as compared to the same periods in 1998. The increase is primarily attributable to an increase in average loan receivables of $4.6 billion and $3.2 billion for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The yield earned by the Corporation on loan receivables declined 53 basis points to 13.59% and 40 basis points to 13.75% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans. Loan receivables increased 13.9% to $15.3 billion at June 30, 1999, respectively, compared to $13.5 billion at December 31, 1998. The increase in loan receivables includes $2.7 billion of credit card receivables related to the acquisition of the credit card business of PNC. In addition, during the three and six months ended June 30, 1999, the Corporation securitized loan receivables totaling $3.4 billion and $4.6 billion, respectively, while $707.4 million and $1.6 billion, respectively, of previously securitized loans amortized back into the Corporation's loan portfolio.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)

                                             June 30, 1999    December 31, 1998
                                           -----------------  -----------------
                                                       (unaudited)
Loans held for securitization:
  Domestic:
    Credit card........................... $       4,270,414  $       1,135,004
    Other consumer........................            85,959            114,747
                                           -----------------  -----------------
      Total domestic loans held for
       securitization.....................         4,356,373          1,249,751
  Foreign.................................         1,053,745            442,517
                                           -----------------  -----------------
      Total loans held for securitization.         5,410,118          1,692,268
Loan portfolio:
  Domestic:
    Credit card...........................         6,930,986          7,981,106
    Other consumer........................         2,016,106          2,748,511
                                           -----------------  -----------------
      Total domestic loan portfolio.......         8,947,092         10,729,617
  Foreign.................................           984,782          1,046,482
                                           -----------------  -----------------
      Total loan portfolio................         9,931,874         11,776,099
                                           -----------------  -----------------
      Total loan receivables.............. $      15,341,992  $      13,468,367
                                           =================  =================

DEPOSITS

Total interest expense on deposits increased $27.6 million and $45.6 million to $221.8 million and $435.5 million for the three and six months ended June 30, 1999, respectively, compared to $194.2 million and $389.9 million for the same periods in 1998. The increase in interest expense for the three and six months ended June 30, 1999 is the result of an increase in average interest-bearing deposits of $3.3 billion and $2.9 billion, respectively, offset by a 59 basis point and 56 basis point decline in the rate paid on interest-bearing deposits, respectively, as compared with the same periods in 1998.



The increases in average interest-bearing deposits for the three and six months ended June 30, 1999 were a result of the Corporation's continued emphasis on marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings was $7.7 million and $17.2 million for the three and six months ended June 30, 1999, as compared to $2.0 million and $6.0 million for the same periods in 1998, respectively. The increases are primarily the result of an increase in average short-term borrowings of $479.1 million and $489.6 million for the three and six months ended June 30, 1999, offset by a 130 basis point and 175 basis point decline in the rates paid on average short-term borrowings, as compared to the same periods in 1998. The increases in average short-term borrowings for the three and six months ended June 30, 1999 were to provide funding for the Corporation's domestic and foreign loan growth.

Total interest expense on long-term debt and bank notes for the three and six months ended June 30, 1999 decreased to $90.3 million and $181.6 million, respectively, as compared to $95.3 million and $185.7 million for the same periods in 1998. The declines in interest expense are primarily a result of the decrease of 40 basis points and 37 basis points in the rates paid on average long-term debt and bank notes, offset by the increase in average long-term debt and bank notes of $60.6 million and $218.2 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and six months ended June 30, 1999 and 1998.

TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,292    3.41% $       28
    Foreign...................................    1,792,743    4.97      22,194
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    1,796,035    4.96      22,222
  Federal funds sold and securities purchased
   under resale agreements....................      514,579    4.83       6,202
  Investment securities(a):
    Taxable...................................    2,332,847    5.24      30,471
    Tax-exempt(b).............................       96,367    5.50       1,321
                                               ------------          ----------
        Total investment securities...........    2,429,214    5.25      31,792
  Loans held for securitization:
    Domestic..................................    4,247,624   13.99     148,204
    Foreign...................................    1,028,800   13.88      35,601
                                               ------------          ----------
        Total loans held for securitization...    5,276,424   13.97     183,805
  Loans:
    Domestic:
      Credit card.............................    7,377,201   13.29     244,502
      Other consumer..........................    1,974,220   13.47      66,293
                                               ------------          ----------
        Total domestic loans..................    9,351,421   13.33     310,795
    Foreign...................................      933,159   13.96      32,470
                                               ------------          ----------
        Total loans...........................   10,284,580   13.39     343,265
                                               ------------          ----------
        Total interest-earning assets.........   20,300,832   11.60  $  587,286
Cash and due from banks.......................      498,452
Premises and equipment, net...................    1,635,532
Other assets..................................    5,694,648
Reserve for possible credit losses............     (314,618)
                                               ------------
        Total assets.......................... $ 27,814,846
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1999 was $462.


                                                  For the Three Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $ 10,849,744    5.87% $  158,673
      Money market deposit accounts...........    4,306,524    4.82      51,733
      Interest-bearing transaction accounts...       37,180    4.38         406
      Savings accounts........................       77,728    4.28         830
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   15,271,176    5.56     211,642
    Foreign:
      Time deposits...........................      773,589    5.25      10,129
                                               ------------          ----------
        Total interest-bearing deposits.......   16,044,765    5.54     221,771
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      367,979    5.34       4,902
      Foreign.................................      233,687    4.85       2,828
                                               ------------          ----------
        Total short-term borrowings...........      601,666    5.15       7,730
    Long-term debt and bank notes:
      Domestic(c).............................    5,542,774    5.99      82,798
      Foreign.................................      425,171    7.04       7,464
                                               ------------          ----------
        Total long-term debt and bank notes...    5,967,945    6.07      90,262
                                               ------------          ----------
        Total borrowed funds..................    6,569,611    5.98      97,992
                                               ------------          ----------
        Total interest-bearing liabilities....   22,614,376    5.67     319,763
Demand deposits...............................      534,961
Other liabilities.............................      972,943
                                               ------------
        Total liabilities.....................   24,122,280
Stockholders' equity..........................    3,692,566
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 27,814,846
                                               ============          ----------
        Net interest income...................                       $  267,523
                                                                     ==========
        Net interest margin...................                 5.29
        Interest rate spread..................                 5.93

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
                                               ------------
        Total assets.......................... $ 21,796,141
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended June 30, 1998 was $489.


                                                  For the Three Months Ended
                                                        June 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,650,832    6.32% $  136,413
      Money market deposit accounts...........    3,426,364    5.49      46,940
      Interest-bearing transaction accounts...       31,497    4.75         373
      Savings accounts........................        8,706    4.65         101
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,117,399    6.08     183,827
    Foreign:
      Time deposits...........................      597,113    6.97      10,378
                                               ------------          ----------
        Total interest-bearing deposits.......   12,714,512    6.13     194,205
  Borrowed funds:
    Short-term borrowings:
      Domestic................................       28,519    5.71         406
      Foreign.................................       94,002    6.67       1,563
                                               ------------          ----------
        Total short-term borrowings...........      122,521    6.45       1,969
    Long-term debt and bank notes:
      Domestic (c)............................    5,685,488    6.42      91,063
      Foreign.................................      221,849    7.62       4,217
                                               ------------          ----------
        Total long-term debt and bank notes...    5,907,337    6.47      95,280
                                               ------------          ----------
        Total borrowed funds..................    6,029,858    6.47      97,249
                                               ------------          ----------
        Total interest-bearing liabilities....   18,744,370    6.24     291,454
Demand deposits...............................      395,157
Other liabilities.............................      642,683
                                               ------------
        Total liabilities.....................   19,782,210
Stockholders' equity..........................    2,013,931
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 21,796,141
                                               ============          ----------
        Net interest income...................                       $  167,372
                                                                     ==========
        Net interest margin...................                 4.20
        Interest rate spread..................                 5.28

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.




                                                   For the Six Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,305    3.48% $       57
    Foreign...................................    2,502,662    5.05      62,714
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    2,505,967    5.05      62,771
  Federal funds sold and securities purchased
   under resale agreements....................    1,020,352    4.83      24,423
  Investment securities(a):
    Taxable...................................    2,079,960    5.31      54,792
    Tax-exempt(b).............................       94,231    5.71       2,670
                                               ------------          ----------
        Total investment securities...........    2,174,191    5.33      57,462
  Loans held for securitization:
    Domestic..................................    2,892,120   14.07     201,725
    Foreign...................................      819,018   14.19      57,633
                                               ------------          ----------
        Total loans held for securitization...    3,711,138   14.09     259,358
  Loans:
    Domestic:
      Credit card.............................    7,513,745   13.56     505,316
      Other consumer..........................    2,226,229   13.79     152,215
                                               ------------          ----------
        Total domestic loans..................    9,739,974   13.61     657,531
    Foreign...................................      985,255   13.83      67,561
                                               ------------          ----------
        Total loans...........................   10,725,229   13.63     725,092
                                               ------------          ----------
        Total interest-earning assets.........   20,136,877   11.31  $1,129,106
Cash and due from banks.......................      493,774
Premises and equipment, net...................    1,627,541
Other assets..................................    5,332,420
Reserve for possible credit losses............     (270,848)
                                               ------------
        Total assets.......................... $ 27,319,764
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the six months ended June 30, 1999 was $934.


                                                   For the Six Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $ 10,609,746    5.92% $  311,243
      Money market deposit accounts...........    4,253,072    4.85     102,201
      Interest-bearing transaction accounts...       36,630    4.27         775
      Savings accounts........................       67,268    4.32       1,441
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   14,966,716    5.60     415,660
    Foreign:
      Time deposits...........................      718,163    5.56      19,815
                                               ------------          ----------
        Total interest-bearing deposits.......   15,684,879    5.60     435,475
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      436,523    5.37      11,622
      Foreign.................................      225,835    5.01       5,614
                                               ------------          ----------
        Total short-term borrowings...........      662,358    5.25      17,236
    Long-term debt and bank notes:
      Domestic(c).............................    5,598,037    6.08     168,699
      Foreign.................................      359,053    7.26      12,920
                                               ------------          ----------
        Total long-term debt and bank notes...    5,957,090    6.15     181,619
                                               ------------          ----------
        Total borrowed funds..................    6,619,448    6.06     198,855
                                               ------------          ----------
        Total interest-bearing liabilities....   22,304,327    5.74     634,330
Demand deposits...............................      524,155
Other liabilities.............................      905,882
                                               ------------
        Total liabilities.....................   23,734,364
Stockholders' equity..........................    3,585,400
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 27,319,764
                                               ============          ----------
        Net interest income...................                       $  494,776
                                                                     ==========
        Net interest margin...................                 4.95
        Interest rate spread..................                 5.57

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
                                               ------------
        Total assets.......................... $ 21,694,259
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the six months ended June 30, 1998 was $912.


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

Total other operating income increased 34.4% and 31.9% to $1.0 billion and $1.9 billion for the three and six months ended June 30, 1999, from $765.2 million and $1.5 billion for the same periods in 1998. The increase in other operating income is primarily attributable to a $196.5 million and $381.8 million increase, or 29.0% and 29.5%, increase in securitization income for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in securitization income is primarily attributable to the growth in average securitized loans of $8.1 billion and $7.8 billion, or 20.5% and 20.2%, for the three and six months ended June 30, 1999, respectively, in addition to a decline in the average rate paid to investors in the Corporation's securitized loans. Also, during the three months ended March 31, 1999, the Corporation increased the fees charged to its credit card and other consumer loan customers. As a result, loan servicing fees related to securitized loans, credit card fees, and other income increased for the three and six months ended June 30, 1999, as compared to the same periods in 1998.

OTHER OPERATING EXPENSE

Total other operating expense increased 38.8% to $798.8 million and 37.8% to $1.5 billion, for the three and six months ended June 30, 1999, respectively, from $575.7 million and $1.1 billion for the same periods in 1998. The increases in purchased services, advertising, postage and delivery, and telephone usage for the three and six months ended June 30, 1999, as compared to the same period in 1998, reflect additional business development activities by the Corporation. For the six months ended June 30, 1999, the Corporation added 7.3 million new accounts, of which 2.8 million new accounts were acquired from PNC, as compared to 4.2 million new accounts for the same period in 1998. The Corporation added 180 new endorsements from organizations, including 70 in the United Kingdom and Canada, during the six months ended June 30, 1999.

Amortization of intangible assets increased $34.2 million and $51.1 million to $44.2 million and $71.3 million for the three and six months ended June 30, 1999, respectively, as a result of portfolio acquisitions, including the acquisition of the credit card business of PNC in March 1999. Table 3 provides further detail regarding the Corporation's other operating expenses.

















TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................  $  82,904  $  54,660  $ 170,110  $ 110,177
Advertising.......................     53,741     36,244    114,166     58,408
Collection........................      9,659      8,251     19,562     14,960
Stationery and supplies...........      9,464      7,939     19,164     15,176
Service bureau....................     11,275      8,586     21,607     15,652
Postage and delivery..............     76,681     49,030    153,326     94,198
Telephone usage...................     16,997     11,818     36,774     24,873
Credit card fraud losses..........     23,642     20,298     46,279     40,724
Amortization of intangible assets.     44,172      9,923     71,323     20,255
Computer software.................     14,465     12,420     30,222     23,804
Other.............................     37,301     26,639     76,986     55,571
                                    ---------  ---------  ---------  ---------
  Total other operating expense...  $ 380,301  $ 245,808  $ 759,519  $ 473,798
                                    =========  =========  =========  =========

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

The Corporation began its Year 2000 Project ("the Project") to address this issue in 1994. The Project is organized into six major components: Application Software, Infrastructure, Business Unit, Telecommunication, Desktop Infrastructure, and Readiness Testing. The Application Software component includes all internally developed and purchased software used to perform specific business functions. This portion of the Project encompasses nearly all mission critical applications, including systems that service and support loans, deposits, customer service activities, and financial systems. The Infrastructure component includes the computer hardware and associated system's software upon which Application Software is run and includes mainframe and distributed system platforms. The Business Unit component encompasses internally developed or acquired application software that is managed outside the technology area. It also includes all vendor supplied services and non-technology equipment, such as building operation and security systems. The Telecommunication component incorporates all voice and data networking and switching components; voice response technology; and local, long distance, and international telecommunication services. The Desktop Infrastructure component addresses local area network and desktop computing environments and includes all hardware and software components. The Readiness Testing component is the final comprehensive integrated test of Application Software and Infrastructure in a fully Year 2000 compliant environment. This includes interfaces with major vendors such as MasterCard International and Visa International.

Project Readiness

The Corporation has completed the Application Software, Infrastructure, Business Unit, Telecommunication, and Desktop Infrastructure components of the Project. This included the assessment, renovation, validation and implementation phases. Assessment activities will continue throughout 1999 to address Year 2000 compliance issues that may arise with any significant system changes or from newly acquired software.

A stand-alone test environment has been constructed to perform extensive final readiness testing. The stand-alone test environment is separate from the Corporation's production systems and thus reduces the risk that testing will disrupt the Corporation's operations. This environment includes a voice and data network as well as mainframe, distributed, and desktop computers. All critical applications will be fully tested in a Year 2000 compliant environment as a final assurance step. Testing within the readiness environment began in March 1999. The Corporation has successfully completed two test cycles of the December 31, 1999 to January 1, 2000 rollover, along with other significant dates. In addition to testing the transition to the new century, other key dates tested included September 9, 1999, year-end 2000 and the Year 2000 leap year. This environment will be maintained throughout 1999 in order to allow testing of significant system changes and newly acquired software. Also, the Corporation has had portions of its applications systems which are significantly affected by Year 2000 dates independently reviewed by third-party vendors.

The Corporation relies on various third-parties to perform processing services and to supply critical system applications. Critical third-party provided software applications are tested regardless of vendor statements of fitness to ensure Year 2000 compliance. Regular meetings and site visits have been held and will continue to be held with MasterCard International, Visa International, and other critical third-party service providers to evaluate and monitor their project status.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Corporation's consolidated financial position. The estimated total cost of the Project is expected to be approximately $40 million. Costs incurred and expensed through June 30, 1999 were approximately $28 million. The majority of the remaining cost is associated with completing the readiness testing and staffing a transition team for early 2000.

Risks

Because the Corporation's business is highly reliant on various types of computer technologies, disruptions caused by Year 2000 failures have the potential to have a material impact on the Corporation's operations, liquidity, and financial condition. Due primarily to the general uncertainty of the Year 2000 readiness of some third-party providers, at this time the Corporation cannot with substantial certainty determine whether or not consequences of Year 2000 failures will have a material impact on the Corporation's results of operations, liquidity or financial condition. Based on the current project status and extensive testing completed and planned, the Corporation expects that any internal Year 2000 system failure will be handled in the normal course of business and will not have a significant impact on the Corporation. It is more likely that any impact will result from a third-party that the Corporation conducts business with directly or indirectly. A likely worst case scenario would involve major disruption of the telecommunications network, a major disruption in the supply of electrical power, failure of one or more of the primary financial switching networks or, in the United Kingdom, failure of the primary data servicing provider. Revenues could be negatively impacted if Year 2000 failures prevent the Corporation or other entities from processing customer transactions and cause customers to curtail credit card spending for a period of time.

Contingency Plans

The Corporation has a standing contingency plan that addresses various types of business interruptions. This plan is tested and updated on a regular basis. The Corporation has developed and will continue to refine contingency plans to address possible negative impacts specific to the Year 2000 problem. Round table testing of contingency plans has been conducted for all major business areas. Contingency plans will continue to be reviewed throughout 1999. Simulation exercises will be conducted to further test contingency plans. Contingency plans for critical third-party providers have also been completed. The Corporation also maintains a standing contingency plan to address liquidity and capital needs. A plan specific to Year 2000 implications has been completed. This plan will continue to be modified as necessary based on identified or perceived market risks.

Safe Harbor for Forward-Looking Statements

The Corporation's disclosure on Year 2000 issues includes forward-looking statements concerning the Corporation's future operations, expenses and financial performance. Such statements are subject to risks and uncertainties that may cause the Corporation's actual operations and performance to differ materially from those set forth in such forward-looking statements. Factors which could cause the Corporation's actual results to differ materially from those projected by the Corporation include, but are not limited to, the following: failure of third-parties providing software, telecommunications, data networks, and other products or services to the Corporation to make such products or services Year 2000 compliant; insufficient staff and other technical resources; unexpected difficulties in implementing system enhancements; disruptions in the overall consumer credit market due to Year 2000 problems; and disruptions in capital markets due to Year 2000 problems.

INCOME TAXES

Applicable income taxes increased $34.0 million and $56.5 million to $139.8 million and $254.3 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998.


LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 4.17% at June 30, 1999, compared to 3.86% at December 31, 1998. The Corporation's managed delinquency, as a percentage of managed loans, was 4.64% at June 30, 1999, as compared to 4.62% at December 31, 1998.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                          June 30, 1999     December 31, 1998
                                        ------------------  ------------------
                                           (unaudited)
Loan portfolio......................... $  9,931,874        $ 11,776,099
Loans delinquent:
  30 to 59 days........................ $    151,302  1.52% $    166,352  1.41%
  60 to 89 days........................       79,224   .80        93,699   .80
  90 or more days......................      183,748  1.85       194,472  1.65
                                        ------------  ----  ------------  ----
    Total.............................. $    414,274  4.17% $    454,523  3.86%
                                        ============  ====  ============  ====
Loans delinquent by geographic area:
  Domestic............................. $    384,090  4.29% $    424,324  3.95%
  Foreign..............................       30,184  3.07        30,199  2.89

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans, excluding loans held for securitization, are presented in the following table.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                          June 30, 1999     December 31, 1998
                                        ------------------  ------------------
                                            (unaudited)
Nonaccrual loans.....................   $            5,342  $            3,182
Reduced-rate loans...................              143,717             157,737
                                        ------------------  ------------------
  Total other nonperforming loans....   $          149,059  $          160,919
                                        ==================  ==================
Other nonperforming loans as a % of
  ending loan portfolio..............                 1.50%               1.37%
The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.02% at June 30, 1999, as compared to 2.01% at December 31, 1998.

NET CREDIT LOSSES

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells certain charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three and six months ended June 30, 1999 were $107.0 million and $187.6 million, compared to $71.6 million and $145.5 million for the same periods in 1998. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The increase in net credit losses for the three and six months ended June 30, 1999, reflects an increase in the Corporation's outstanding loan receivables, the general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables. Annualized net credit losses as a percentage of average loan receivables were 2.75% and 2.60% for the three and six months ended June 30, 1999, respectively, as compared to 2.61% and 2.59% for the same periods in 1998. The Corporation's annualized managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 1999 were 4.41% and 4.39%, respectively, as compared to 4.42% and 4.30% for the same periods in 1998.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The provision for possible credit losses for the three and six months ended June 30, 1999, increased 65.2% to $129.8 million and 28.2% to $214.2 million, respectively, as compared to $78.5 million and $167.1 million for the three and six months ended June 30, 1998. In addition, the Corporation records acquired reserves for current period loan portfolio acquisitions. During the six months ended June 30, 1999, the Corporation recorded $84.1 million of reserves acquired in connection with the credit card business of PNC and other loan portfolios. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements, and reduce securitization income rather than the reserve for possible credit losses.








TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit losses,
 beginning of period............... $ 303,717  $ 178,297  $ 216,911  $ 162,476
  Reserves acquired................       831      9,511     84,091     10,508
  Provision for possible credit
   losses..........................   129,756     78,542    214,220    167,140
  Foreign currency translation.....      (394)       (20)      (760)        69
  Credit losses:
    Domestic:
      Credit card..................  (114,960)   (81,427)  (202,525)  (167,289)
      Other consumer...............   (27,734)   (24,570)   (59,016)   (44,758)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses....................  (142,694)  (105,997)  (261,541)  (212,047)
    Foreign........................   (10,169)    (3,983)   (18,376)    (8,208)
                                    ---------  ---------  ---------  ---------
        Total credit losses........  (152,863)  (109,980)  (279,917)  (220,255)
  Recoveries:
    Domestic:
      Credit card..................    36,951     33,994     75,348     66,990
      Other consumer...............     5,109      3,218     11,044      5,553
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries..    42,060     37,212     86,392     72,543
    Foreign........................     3,790      1,123      5,960      2,204
                                    ---------  ---------  ---------  ---------
        Total recoveries...........    45,850     38,335     92,352     74,747
                                    ---------  ---------  ---------  ---------
  Net credit losses................  (107,013)   (71,645)  (187,565)  (145,508)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit losses,
 end of period..................... $ 326,897  $ 194,685  $ 326,897  $ 194,685
                                    =========  =========  =========  =========

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by June 30, 1999, unless programming resources are required, in which case they must be implemented by December 31, 2000. The Corporation is currently working on its programming changes and expects to complete and implement the guidelines prior to or on December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated financial statements.


CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. In March 1998, the Corporation began offering other consumer loans through MBNA America Bank (Delaware) ("the State Bank"), a wholly owned state bank subsidiary organized under Delaware law. The State Bank is subject to capital requirements adopted by the Federal Deposit Insurance Corporation. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory- and possible additional discretionary-actions by the federal bank regulators, that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, and the State Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and the State Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's, the Bank's, and the State Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 1999, the Corporation's, the Bank's, and the State Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and the State Bank were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices. The assets of the State Bank are not material, and therefore, its ratios have not been presented.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                  June 30, 1999
                                   -------------------------------------------
                                                  Minimum     Well-Capitalized
                                     Ratios    Requirements     Requirements
                                   ----------  -------------  ----------------
                                                (unaudited)
MBNA Corporation
Tier 1............................    15.67%       4.00%             (a)
Total.............................    18.30        8.00              (a)
Leverage..........................    15.00        4.00              (a)

MBNA America Bank, N.A.
Tier 1............................    11.58%       4.00%            6.00%
Total.............................    14.38        8.00            10.00
Leverage..........................    11.33        4.00             5.00

(a) Not applicable for bank holding companies.

In January 1999, the Corporation issued 50 million shares of common stock, raising approximately $1.2 billion of capital, net of issuance costs. The Corporation contributed $300.0 million of the net proceeds from this offering to the Bank in order to complete the acquisition of the credit card business of PNC. The Corporation used the remaining portion for other general corporate purposes.

During the six months ended June 30, 1999, the Corporation declared dividends on its preferred and common stock of $119.3 million. The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Therefore, the primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 1999, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.4 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of June 30, 1999. If this facility had been drawn upon as of June 30, 1999, the amount of retained earnings available for declaration of dividends would have been limited to $469.8 million.

On July 13, 1999, the Corporation's Board of Directors declared a quarterly dividend of $.07 per common share, payable October 1, 1999 to shareholders of record as of September 15, 1999. Also, on July 13, 1999 the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3756 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable October 15, 1999 to stockholders of record as of September 30, 1999.


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

Total deposits at June 30, 1999 and December 31, 1998 were $16.4 billion and $15.4 billion, respectively. Included in total deposits at June 30, 1999 are $549.6 million of foreign time deposits which all mature within one year.
Table 8 presents the maturities of the Corporation's deposits at June 30, 1999.

TABLE 8: MATURITIES OF DEPOSITS AT JUNE 30, 1999
(dollars in thousands)
                                            Direct        Other        Total
                                           Deposits     Deposits     Deposits
                                          -----------  -----------  -----------
                                                       (unaudited)
Three months or less(a).................  $ 6,201,837  $   815,504  $ 7,017,341
Over three months through twelve months.    3,107,642      988,285    4,095,927
Over one year through five years........    2,669,295    2,588,528    5,257,823
Over five years.........................        6,391            -        6,391
                                          -----------  -----------  -----------
  Total deposits........................  $11,985,165  $ 4,392,317  $16,377,482
                                          ===========  ===========  ===========

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts of $4.9 billion.

During the six months ended June 30, 1999, the Corporation, through the Bank, issued $25.0 million of floating-rate bank notes. The Corporation also issued, through MBNA Europe, a 150.0 million pounds sterling (approximately $236.3 million) floating-rate Euro medium-term note, and through MBNA Canada Bank, CAD$73.1 million (approximately $49.4 million) of fixed-rate medium-term deposit notes, and CAD$75.0 million (approximately $50.8 million) of floating-rate medium-term deposit notes. These borrowings are included in long-term debt and bank notes in the consolidated statements of financial condition.

The Corporation also held $2.6 billion in investment securities and $2.3 billion of money market instruments at June 30, 1999, compared with $1.9 billion in investment securities and $3.6 billion of money market instruments at December 31, 1998. The Corporation partially funded the acquisition of the credit card business of PNC in March 1999 from the proceeds of maturing money market instruments. The Corporation's investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.6 billion in investment securities at June 30, 1999, $668.1 million is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of short-term and variable-rate securities, was $2.4 billion at June 30, 1999, compared to $1.7 billion at December 31, 1998. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio, are presented in Table 9.

TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 1999
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                      Year     1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  200,683  $  962,477  $        -  $      -
State and political subdivisions
 of the United States.............     87,869       1,007           -         -
Asset-backed and other securities.    367,186     691,038      59,493     2,447
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $  655,738  $1,654,522  $   59,493  $  2,447
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $   12,210  $        -  $        -  $217,863
State and political subdivisions
 of the United States.............        105          10         207     5,682
Asset-backed and other securities.          -      12,632           -    25,920
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $   12,315  $   12,642  $      207  $249,465
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $1,163,160  $1,163,160
State and political subdivisions
 of the United States.............                 88,876      88,876
Asset-backed and other securities.              1,120,164   1,120,164
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $2,372,200  $2,372,200
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  230,073  $  211,302
State and political subdivisions
 of the United States.............                  6,004       5,819
Asset-backed and other securities.                 38,552      38,538
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  274,629  $  255,659
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

Based on the simulation analysis at June 30, 1999, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $26 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over twelve months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is primarily limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management regularly reviews the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 1999, the Corporation would expect a decrease in stockholders' equity, net of tax, of approximately $28 million as a result of a 10% depreciation of the Corporation's unhedged foreign exposure to the U.S. dollar position.

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

During the revolving period, which generally ranges from 24 to 108 months, the trust makes no principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the trust distributes principal payments to investors according to the terms of the transaction.
When the trust allocates principal payments to the investors, the Corporation's loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

During the three and six months ended June 30, 1999, the Corporation securitized credit card and other consumer loan receivables totaling $3.4 billion and $4.6 billion, respectively, including a securitization of 250.0 million pounds sterling by MBNA International Bank Limited. Amortization of previously securitized loan receivables totaled $707.4 million and $1.6 billion for the three and six months ended June 30, 1999, respectively. The total amount of outstanding securitized loans was $49.2 billion or 76.2% of managed loans at June 30, 1999, compared to $46.2 billion or 77.4% at December 31, 1998. An additional $3.2 billion of previously securitized loans is scheduled to amortize during the remainder of 1999. The amortization amounts are based upon estimated amortization periods which are subject to change.

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months, drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 10 compares the average annualized yield for the three month period ended June 30, 1999, to the minimum yield for each transaction.

The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 10: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 94-1(b)..................    22.86%       13.57%       9.29%
MasterTrust 94-2(b)..................    20.81        13.05        7.76
MasterTrust II 94-A..................    18.24        12.27        5.97
MasterTrust II 94-B..................    18.24        12.25        5.99
MasterTrust II 94-C..................    18.24        12.35        5.89
MasterTrust II 94-E..................    18.24        12.26        5.98
MasterTrust II 95-A..................    18.24        12.38        5.86
MasterTrust II 95-B..................    18.24        12.25        5.99
MasterTrust II 95-C..................    18.24        12.31        5.93
MasterTrust II 95-D..................    18.24        12.17        6.07
MasterTrust II 95-E..................    18.24        12.32        5.92
Cards No. 1..........................    20.40        11.24        9.16
MasterTrust II 95-F..................    18.24        13.61        4.63
MasterTrust II 95-G..................    18.24        12.31        5.93
MasterTrust II 95-I..................    18.24        12.25        5.99
MasterTrust II 95-J..................    18.24        12.32        5.92
MasterTrust II 96-A..................    18.24        12.30        5.94
MasterTrust II 96-B..................    18.24        12.36        5.88
MasterTrust II 96-C..................    18.24        12.24        6.00
MasterTrust II 96-D..................    18.24        12.24        6.00
Cards No. 2..........................    20.40        11.12        9.28
MasterTrust II 96-E..................    18.24        12.27        5.97
MasterTrust II 96-F..................    18.24        12.26        5.98
MasterTrust II 96-G..................    18.24        12.29        5.95
MasterTrust II 96-H..................    18.26        12.25        6.01
MasterTrust II 96-I..................    18.26        12.32        5.94
MasterTrust II 96-J..................    18.24        12.25        5.99
MasterTrust II 96-K..................    18.24        12.24        6.00
MasterTrust II 96-L..................    18.26        12.19        6.07
MasterTrust II 96-M..................    18.26        12.30        5.96
Cards No. 3..........................    20.40        11.19        9.21
MasterTrust II 97-A..................    18.26        12.10        6.16
MasterTrust II 97-B..................    18.24        12.29        5.95
MasterTrust II 97-C..................    18.24        12.22        6.02
MasterTrust II 97-D..................    18.26        12.24        6.02
MasterTrust II 97-E..................    18.26        12.23        6.03
MasterTrust II 97-F..................    18.24        12.16        6.08
MasterTrust II 97-G..................    18.24        12.26        5.98
Cards No. 4..........................    20.40        11.60        8.80
MasterTrust II 97-H..................    18.26        12.41        5.85

                                        Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust II 97-I..................    18.24%       12.20%       6.04%
MasterTrust II 97-J..................    18.24        12.23        6.01
MasterTrust II 97-K..................    18.24        12.23        6.01
MasterTrust II 97-L..................    18.26        12.17        6.09
MasterTrust II 97-M..................    18.26        12.26        6.00
MasterTrust II 97-N..................    18.26        12.22        6.04
MasterTrust II 97-O..................    18.24        12.27        5.97
Consumer Loan MasterTrust 97-1(c)....    17.73        13.74        3.99
MasterTrust II 98-A..................    18.24        12.21        6.03
Cards No. 5..........................    20.40        12.81        7.59
MasterTrust II 98-B..................    18.26        12.27        5.99
MasterTrust II 98-C..................    18.24        12.24        6.00
MasterTrust II 98-D..................    18.24        12.16        6.08
MasterTrust II 98-E..................    18.26        12.38        5.88
MasterTrust II 98-F..................    18.26        12.37        5.89
MasterTrust II 98-G..................    18.24        12.26        5.98
MasterTrust II 98-H..................    18.24        12.25        5.99
MasterTrust II 98-I..................    18.24        12.38        5.86
Cards No. 6..........................    20.40        11.65        8.75
MasterTrust II 98-J..................    18.24        12.39        5.85
MasterTrust II 98-K..................    18.24        12.37        5.87
MasterTrust II 98-L..................    18.24        12.34        5.90
Cards No. 7..........................    20.40        11.85        8.55
Gloucester Credit Card Trust 98-1....    16.29         9.39        6.90
UK 98-A..............................    16.92        13.12        3.80
MasterTrust II 99-A..................    18.25        12.83        5.42
MasterTrust II 99-B..................    18.22        12.93        5.29

(a) Acquired Portfolio MasterTrust 99-1 issued on April 28, 1999, MasterTrust II 99-C issued on May 18, 1999, Cards No. 8 issued May 20, 1999, and MasterTrust II 99-D issued on June 3, 1999 are excluded from the yields presented above as a result of their recency.
(b) Represents a transaction that has entered its scheduled controlled amortization period.
(c) Yields are provided for informational purposes only. Distribution to Investors may begin sooner if the credit enhancement amount falls below a predetermined contractual level.
                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)

                                           June 30, 1999    December 31, 1998
                                         -----------------  -----------------
AT PERIOD END:
  Loans held for securitization......... $       5,410,118  $       1,692,268
  Loan portfolio........................         9,931,874         11,776,099
  Securitized loans.....................        49,182,696         46,172,739
                                         -----------------  -----------------
    Total managed loans................. $      64,524,688  $      59,641,106
                                         =================  =================

                              For the Three Months       For the Six Months
                                 Ended June 30,            Ended June 30,
                            ------------------------  ------------------------
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
AVERAGE FOR THE PERIOD:
  Loans held for
   securitization.......... $ 5,276,424  $ 2,597,279  $ 3,711,138  $ 2,832,301
  Loan portfolio...........  10,284,580    8,402,221   10,725,229    8,416,175
  Securitized loans........  47,493,415   39,415,940   46,640,292   38,807,228
                            -----------  -----------  -----------  -----------
    Total managed loans.... $63,054,419  $50,415,440  $61,076,659  $50,055,704
                            ===========  ===========  ===========  ===========

MANAGED RATIOS:
  Delinquency..............        4.64%        4.60%
  Net credit losses........        4.41         4.42         4.39%        4.30%
  Net interest margin
   (on an FTE basis).......        7.70         7.45         7.65         7.41
PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule

Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    667,488  $    519,199
Fixed charges....................................       640,747       591,093
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (1,224)       (4,549)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,307,011  $  1,105,743
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    635,757  $    586,218
Portion of rents representative of the interest
 factor..........................................         4,990         4,875
                                                   ------------  ------------
Fixed charges....................................       640,747       591,093
Preferred stock dividend requirements............        11,378        11,674
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    652,125  $    602,767
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.00          1.83




                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    667,488  $    519,199
Fixed charges....................................       205,272       201,227
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (1,234)       (4,559)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    871,526  $    715,867
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    200,282  $    196,352
Portion of rents representative of the interest
 factor..........................................         4,990         4,875
                                                   ------------  ------------
Fixed charges....................................       205,272       201,227
Preferred stock dividend requirements............        11,378        11,674
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    216,650  $    212,901
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          4.02          3.36

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

  2. Report dated April 30, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 1999.

  3. Report dated May 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for May 1999.

  4. Report dated June 3, 1999, reporting the securitization of $500.0 million of credit card receivables by MBNA America Bank, N.A.

  5. Report dated June 30, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for June 1999.

  6. Report dated July 7, 1999, reporting the securitization of $1.0 billion of credit card receivables by MBNA America Bank, N.A.

  7. Report dated July 13, 1999, reporting MBNA Corporation's earnings release for the second quarter of 1999.

  8. Report dated July 29, 1999, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  9. Report dated July 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1999.

  10. Report dated August 3, 1999, reporting the securitization of $599.3 million of credit card receivables by MBNA America Bank, N.A.

  11. Report dated August 12, 1999, reporting the securitization of
      250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  August 13, 1999                By:    /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer