Form 10-Q
period 1999-09-30
MBNA CORP
filed 1999-11-15
CIK 870517

8

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1999
                              -------------------------------------------------
                                      or

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

              Common Stock, $.01 Par Value - 801,781,250 Shares
                     Outstanding as of September 30, 1999
                            MBNA CORPORATION AND SUBSIDIARIES

                              Table of Contents

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           September 30, 1999 (unaudited) and December 31, 1998

           Consolidated Statements of Income -                               3
           For the Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Nine Months Ended September 30, 1999 and 1998
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Nine Months Ended September 30, 1999 and 1998
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      16
           and Results of Operations

           Supplemental Financial Information                               45


                        Part II -  Other Information

Item 5.    Other Information                                                46

Item 6.    Exhibits and Reports on Form 8-K                                 46

Signature                                                                   57
                           MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                   September 30,  December 31,
                                                       1999           1998
                                                   -------------  ------------
                                                    (unaudited)
ASSETS
Cash and due from banks........................... $     430,289  $    382,882
Interest-earning time deposits in other banks.....     2,596,012     2,831,215
Federal funds sold and securities purchased
 under resale agreements..........................     1,235,000       730,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,679,295 and $1,666,123 at
   September 30, 1999 and December 31, 1998,
   respectively)..................................     2,668,690     1,663,704
  Held-to-maturity (market value of $256,906
   and $211,473 at September 30, 1999 and
   December 31, 1998, respectively)...............       279,199       216,020
Loans held for securitization.....................     5,815,060     1,692,268
Loans:
  Credit card.....................................     7,104,049     8,975,051
  Other consumer..................................     1,771,315     2,801,048
                                                   -------------  ------------
    Total loans...................................     8,875,364    11,776,099
  Reserve for possible credit losses..............      (328,095)     (216,911)
                                                   -------------  ------------
    Net loans.....................................     8,547,269    11,559,188
Premises and equipment, net.......................     1,657,698     1,617,596
Accrued income receivable.........................       175,642       193,019
Accounts receivable from securitizations..........     4,045,711     3,595,556
Prepaid expenses and deferred charges.............       297,033       237,587
Other assets......................................     1,799,477     1,087,225
                                                   -------------  ------------
    Total assets.................................. $  29,547,080  $ 25,806,260
                                                   =============  ============




                                                   September 30,  December 31,
                                                       1999           1998
                                                   -------------  ------------
                                                    (unaudited)
LIABILITIES
Deposits:
  Time deposits................................... $  12,644,135  $ 10,745,062
  Money market deposit accounts...................     4,327,144     4,125,523
  Noninterest-bearing demand deposits.............       607,163       462,266
  Interest-bearing transaction accounts...........        37,073        35,399
  Savings accounts................................         8,854        38,790
                                                   -------------  ------------
    Total deposits................................    17,624,369    15,407,040
Short-term borrowings.............................       609,194     1,231,195
Long-term debt and bank notes.....................     6,096,160     5,939,025
Accrued interest payable..........................       172,641       153,201
Accrued expenses and other liabilities............     1,078,553       684,764
                                                   -------------  ------------
    Total liabilities.............................    25,580,917    23,415,225

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at September 30, 1999 and
 December 31, 1998)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 801,781,250 shares and
 751,795,674 shares issued and outstanding at
 September 30, 1999 and December 31, 1998,
 respectively)....................................         8,018         7,518
Additional paid-in capital........................     1,324,171       271,050
Retained earnings.................................     2,637,973     2,112,374
Accumulated other comprehensive income............        (4,085)            7
                                                   -------------  ------------
    Total stockholders' equity....................     3,966,163     2,391,035
                                                   -------------  ------------
    Total liabilities and stockholders' equity.... $  29,547,080  $ 25,806,260
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

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1999       1998       1999        1998
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
INTEREST INCOME
Loans........................... $  329,997 $  350,613 $ 1,055,089 $   935,895
Investment securities:
  Taxable.......................     36,116     24,370      90,908      85,336
  Tax-exempt....................        876        869       2,612       2,562
Time deposits in other banks....     25,745     37,965      88,516      94,106
Federal funds sold and
 securities purchased under
 resale agreements..............      9,377      2,571      33,800      18,321
Loans held for securitization...    142,711     99,135     402,069     303,293
                                 ---------- ---------- ----------- -----------
    Total interest income.......    544,822    515,523   1,672,994   1,439,513
INTEREST EXPENSE
Deposits........................    230,398    209,261     665,873     599,127
Short-term borrowings...........      9,209      8,976      26,445      14,969
Long-term debt and bank notes...     96,194     98,857     277,813     284,532
                                 ---------- ---------- ----------- -----------
    Total interest expense......    335,801    317,094     970,131     898,628
                                 ---------- ---------- ----------- -----------
NET INTEREST INCOME.............    209,021    198,429     702,863     540,885
Provision for possible credit
 losses.........................    105,020     78,569     319,240     245,709
                                 ---------- ---------- ----------- -----------
Net interest income after
 provision for possible credit
 losses.........................    104,001    119,860     383,623     295,176
OTHER OPERATING INCOME
Interchange.....................     56,822     36,097     157,602     100,111
Credit card fees................     51,153     33,512     143,070      95,041
Securitization income...........    972,303    724,584   2,648,088   2,018,598
Insurance.......................     14,618     23,374      43,430      60,565
Other...........................     23,411     13,644      58,379      21,602
                                 ---------- ---------- ----------- -----------
    Total other operating
     income..................... $1,118,307 $  831,211 $ 3,050,569 $ 2,295,917





                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                 --------------------- -----------------------
                                    1999       1998       1999        1998
                                 ---------- ---------- ----------- -----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.. $  335,474 $  254,334 $   968,489 $   762,132
Occupancy expense of premises...     32,620     30,916      94,576      84,354
Furniture and equipment expense.     45,400     41,209     135,306     126,998
Other...........................    337,919    274,704   1,097,438     748,502
                                 ---------- ---------- ----------- -----------
    Total other operating
     expense....................    751,413    601,163   2,295,809   1,721,986
                                 ---------- ---------- ----------- -----------
Income before income taxes......    470,895    349,908   1,138,383     869,107
Applicable income taxes.........    179,411    133,315     433,724     331,130
                                 ---------- ---------- ----------- -----------
NET INCOME...................... $  291,484 $  216,593 $   704,659 $   537,977
                                 ========== ========== =========== ===========

EARNINGS PER COMMON SHARE....... $      .36 $      .28 $       .87 $       .70
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION..............        .34        .27         .83         .67

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                   Outstanding Shares
                                   -------------------
                                   Preferred   Common     Preferred   Common
                                     (000)     (000)        Stock      Stock
                                   ---------  --------    ---------  ---------
BALANCE, DECEMBER 31, 1998..           8,574   751,796    $      86  $   7,518
Comprehensive income:
  Net income................               -         -            -          -
  Other comprehensive
   income, net of tax.......               -         -            -          -

Comprehensive income........

Cash dividends:
  Common-$.21 per share.....               -         -            -          -
  Preferred.................               -         -            -          -
Exercise of stock options
 and other awards...........               -     6,737            -         68
Issuance of common stock,
 net of issuance costs......               -    50,000            -        500
Acquisition and retirement
 of common stock............               -    (6,752)           -        (68)
                                   ---------  --------    ---------  ---------
BALANCE, SEPTEMBER 30, 1999.           8,574   801,781    $      86  $   8,018
                                   =========  ========    =========  =========

BALANCE, DECEMBER 31, 1997..           8,574   751,781    $      86  $   7,518
Comprehensive income:
  Net income................               -         -            -          -
  Other comprehensive
   income, net of tax.......               -         -            -          -

Comprehensive income........

Cash dividends:
  Common-$.18 per share.....               -         -            -          -
  Preferred.................               -         -            -          -
Exercise of stock options
 and other awards...........               -     9,176            -         92
Acquisition and retirement
 of common stock............               -    (9,176)           -        (92)
                                   ---------  --------    ---------  ---------
BALANCE, SEPTEMBER 30, 1998.           8,574   751,781    $      86  $   7,518
                                   =========  ========    =========  =========





                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 1998.. $  271,050 $2,112,374 $           7  $  2,391,035
Comprehensive income:
  Net income................          -    704,659             -       704,659
  Other comprehensive
   income, net of tax.......          -          -        (4,092)       (4,092)
                                                                  ------------
Comprehensive income........                                           700,567
                                                                  ------------
Cash dividends:
  Common-$.21 per share.....          -   (168,392)            -      (168,392)
  Preferred.................          -    (10,668)            -       (10,668)
Exercise of stock options
 and other awards...........     65,179          -             -        65,247
Issuance of common stock,
 net of issuance costs......  1,173,586          -             -     1,174,086
Acquisition and retirement
 of common stock............   (185,644)         -             -      (185,712)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 1999. $1,324,171 $2,637,973 $      (4,085) $  3,966,163
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 1997.. $  421,871 $1,530,868 $       9,707  $  1,970,050
Comprehensive income:
  Net income................          -    537,977             -       537,977
  Other comprehensive
   income, net of tax.......          -          -          (297)         (297)
                                                                  ------------
Comprehensive income........                                           537,680
                                                                  ------------
Cash dividends:
  Common-$.18 per share.....          -   (135,332)            -      (135,332)
  Preferred.................          -    (10,773)            -       (10,773)
Exercise of stock options
 and other awards...........     76,389          -             -        76,481
Acquisition and retirement
 of common stock............   (195,512)         -             -      (195,604)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 1998. $  302,748 $1,922,740 $       9,410  $  2,242,502
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

                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1999           1998
                                                    ------------  -----------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    704,659  $   537,977
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............       319,240      245,709
  Depreciation, amortization, and accretion.......       298,143      179,941
  Benefit for deferred income taxes...............       (13,923)      (5,762)
  Decrease (increase) in accrued income
   receivable.....................................        17,377       (8,445)
  Increase in accounts receivable from
   securitizations................................      (450,155)    (805,278)
  Increase in accrued interest payable............        19,440        5,938
  Decrease in other operating activities..........       234,248       53,031
                                                    ------------  -----------
    Net cash provided by operating activities.....     1,129,029      203,111

INVESTING ACTIVITIES
Net increase in money market instruments..........      (269,797)    (598,686)
Proceeds from maturities of investment securities
 available-for-sale...............................       651,729    1,912,968
Purchases of investment securities
 available-for-sale...............................    (1,667,089)  (1,286,114)
Proceeds from maturities of investment securities
 held-to-maturity ................................        36,662       73,382
Purchases of investment securities
 held-to-maturity.................................       (77,512)     (59,288)
Proceeds from securitization of loans.............    10,272,482    7,238,835
Proceeds from sale of loan portfolios.............         4,748       78,943
Acquisition of credit card business
 of PNC Bank, N.A.................................    (3,191,786)           -
Loan portfolio acquisitions.......................      (982,370)  (2,483,701)
Amortization of securitized loans.................    (4,067,243)  (2,045,833)
Net loan originations.............................    (4,189,680)  (4,645,562)
Net purchases of premises and equipment...........      (181,622)    (184,721)
                                                    ------------  -----------
    Net cash used in investing activities.........  $ (3,661,478) $(1,999,777)




                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1999          1998
                                                    ------------  -----------
                                                           (unaudited)
FINANCING ACTIVITIES
Net increase in time deposits.....................  $  1,899,073  $   475,590
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       318,256      736,511
Net (decrease) increase in short-term borrowings..      (622,001)     427,480
Proceeds from issuance of long-term debt
 and bank notes...................................       674,454      760,011
Maturity of long-term debt and bank notes.........      (535,595)    (283,636)
Proceeds from exercise of stock options
 and other awards.................................        25,257       32,892
Acquisition and retirement of common stock........      (185,712)    (195,604)
Proceeds from issuance of common stock............     1,174,086            -
Dividends paid....................................      (167,962)    (141,278)
                                                    ------------  -----------
    Net cash provided by financing activities.....     2,579,856    1,811,966
                                                    ------------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS.............        47,407       15,300
Cash and cash equivalents at beginning of period..       382,882      263,064
                                                    ------------  -----------
Cash and cash equivalents at end of period........  $    430,289  $   278,364
                                                    ============  ===========

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    947,912  $   893,253
                                                    ============  ===========
Income taxes paid.................................  $    428,328  $   279,407
                                                    ============  ===========

=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 15, 1999  April 15, 1999      7.50%    $ .46875     5.50%    $  .3438
April 13, 1999    July 15, 1999       7.50       .46875     5.55        .3468
July 13, 1999     October 15, 1999    7.50       .46875     6.01        .3756
October 7, 1999   January 15, 2000    7.50       .46875     6.01        .3759

NOTE C: COMMON STOCK

In January 1999, the Corporation issued 50 million shares of common stock. The Corporation used the net proceeds from this offering, approximately $1.2 billion, to complete the purchase of the credit card business of PNC Bank, N.A. ("PNC"), and for other general corporate purposes.

On October 7, 1999 the Corporation's Board of Directors declared a quarterly cash dividend of $.07 per common share, payable January 1, 2000 to stockholders of record as of December 15, 1999.

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share data)

                                   For the Three Months  For the Nine Months
                                   Ended September 30,   Ended September 30,
                                   --------------------  --------------------
                                     1999       1998       1999       1998
                                   ---------  ---------  ---------  ---------
BASIC
Net income......................   $ 291,484  $ 216,593  $ 704,659  $ 537,977
Less: preferred stock dividend
 requirements...................       3,625      3,547     10,668     10,773
                                   ---------  ---------  ---------  ---------
Net income applicable to common
 stock..........................   $ 287,859  $ 213,046  $ 693,991  $ 527,204
                                   =========  =========  =========  =========
Weighted average common shares
 outstanding (000)..............     801,890    751,806    800,756    751,828
                                   =========  =========  =========  =========
Earnings per common share.......   $     .36  $     .28  $     .87  $     .70
                                   =========  =========  =========  =========

DILUTED
Net income......................   $ 291,484  $ 216,593  $ 704,659  $ 537,977
Less: preferred stock dividend
 requirements...................       3,625      3,547     10,668     10,773
                                   ---------  ---------  ---------  ---------
Net income applicable to common
 stock..........................   $ 287,859  $ 213,046  $ 693,991  $ 527,204
                                   =========  =========  =========  =========
Weighted average common shares
 outstanding (000)..............     801,890    751,806    800,756    751,828
Net effect of dilutive stock
 options-based on the treasury
 stock method using average
 market price (000).............      36,718     35,879     36,680     38,272
                                   ---------  ---------  ---------  ---------
Weighted average common shares
 outstanding and common stock
 equivalents (000)..............     838,608    787,685    837,436    790,100
                                   =========  =========  =========  =========
Earnings per common share-
 assuming dilution..............   $     .34  $     .27  $     .83  $     .67
                                   =========  =========  =========  =========
To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

NOTE E: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
Net income......................... $ 291,484  $ 216,593  $ 704,659  $ 537,977

Other comprehensive income:
  Foreign currency translation.....    19,054      3,414      3,115      6,227
  Net unrealized losses on
   investment securities
   available-for-sale and other
   financial instruments...........    (1,685)      (111)    (4,756)    (1,949)
  Minimum benefit plan liability
   adjustment......................         -          -     (2,451)    (4,575)
                                    ---------  ---------  ---------  ---------
Other comprehensive income.........    17,369      3,303     (4,092)      (297)
                                    ---------  ---------  ---------  ---------
Comprehensive income............... $ 308,853  $ 219,896  $ 700,567  $ 537,680
                                    =========  =========  =========  =========

The components of accumulated other comprehensive income, net of tax, at September 30, 1999 and December 31, 1998 are as follows:

                                                September 30,  December 31,
                                                    1999           1998
                                                -------------  ------------
Foreign currency translation................... $       5,537  $      2,422
Net unrealized (losses) gains on investment
 securities available-for-sale and other
 financial instruments.........................        (2,596)        2,160
Minimum benefit plan liability adjustment......        (7,026)       (4,575)
                                                -------------  ------------
Accumulated other comprehensive income......... $      (4,085) $          7
                                                =============  ============

NOTE F: CREDIT CARD BUSINESS ACQUISITION

In March 1999, MBNA America Bank, N.A. ("Bank"), a wholly owned subsidiary of the Corporation, acquired the credit card business of PNC for approximately $3.2 billion. The acquisition included $2.7 billion of credit card receivables. The Bank funded the acquisition from the proceeds of the issuance of shares of common stock by MBNA Corporation in January 1999, from securitization of credit card receivables, and from the proceeds of maturing money market instruments.

NOTE G: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 1999, the Corporation issued long-term debt and bank notes consisting of the following:
                                                              Par Value
                                                        ----------------------
                                                        (dollars in thousands)

Floating-Rate Bank Notes, priced between 42 basis
 points and 50 basis points over the three-month
 London Interbank Offered Rate (LIBOR), payable
 quarterly, maturing in 2004...........................       $  45,000

Fixed-Rate Bank Notes, with an interest rate of
 6.875%, payable semi-annually, maturing in 2004.......         250,000

Fixed-Rate Medium-Term Deposit Notes, with interest
 rates varying from 5.875% to 5.98%, payable
 semiannually, maturing in varying amounts from
 2001 through 2004 (approximately CAD$73.1 million)....          49,412

Floating-Rate Medium-Term Deposit Notes, priced
 between 58 basis points and 73 basis points over the
 ninety-day Bankers Acceptance Rate, payable
 quarterly, maturing in varying amounts from 2001
 through 2004 (approximately CAD$95.0 million).........          64,151

Floating-Rate Euro Medium-Term Notes, priced at 37.5
 basis points over the three-month sterling
 LIBOR, payable quarterly, maturing in 2002
 (approximately 150.0 million pounds sterling).........         236,265

Floating-Rate Euro Medium-Term Notes, priced at 47
 basis points over the three-month Euro Interbank
 Offered Rate (EURIBOR), payable quarterly, maturing
 in 2002 (approximately 15.5 million EURO currency)....          16,526

The Floating-Rate Euro Medium-Term Notes were issued by MBNA International Bank Limited and are unsecured, with all payments unconditionally and irrevocably guaranteed by MBNA America Bank, N.A.

NOTE H: SEGMENT REPORTING
(dollars in thousands)

The Corporation derives its income primarily from credit card loans, other consumer loans, and insurance products. The credit card and other consumer loan products have similar economic characteristics and, therefore, have been aggregated into one operating segment. The Corporation's insurance products have also been aggregated into the one operating segment due to immateriality.

The Corporation allocates resources on a managed basis and financial information provided to management reflects the Corporation's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange, other fees, insurance income, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."
                                           For the Three Months Ended
                                               September 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  2,315,412  $   (1,770,590) $    544,822
Interest expense..................    1,002,053        (666,252)      335,801
                                   ------------  --------------  ------------
Net interest income...............    1,313,359      (1,104,338)      209,021
Provision for possible credit
 losses...........................      712,387        (607,367)      105,020
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      600,972        (496,971)      104,001
Other operating income............      621,336         496,971     1,118,307
Other operating expense...........      751,413               -       751,413
                                   ------------  --------------  ------------
Income before income taxes........      470,895               -       470,895
Applicable income taxes...........      179,411               -       179,411
                                   ------------  --------------  ------------
Net income........................ $    291,484  $            -  $    291,484
                                   ============  ==============  ============



                                           For the Three Months Ended
                                               September 30, 1998
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  2,024,974  $   (1,509,451) $    515,523
Interest expense..................      910,160        (593,066)      317,094
                                   ------------  --------------  ------------
Net interest income...............    1,114,814        (916,385)      198,429
Provision for possible credit
 losses...........................      599,341        (520,772)       78,569
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      515,473        (395,613)      119,860
Other operating income............      435,598         395,613       831,211
Other operating expense...........      601,163               -       601,163
                                   ------------  --------------  ------------
Income before income taxes........      349,908               -       349,908
Applicable income taxes...........      133,315               -       133,315
                                   ------------  --------------  ------------
Net income........................ $    216,593  $            -  $    216,593
                                   ============  ==============  ============

                                           For the Nine Months Ended
                                               September 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  6,666,238  $   (4,993,244) $  1,672,994
Interest expense..................    2,819,255      (1,849,124)      970,131
                                   ------------  --------------  ------------
Net interest income...............    3,846,983      (3,144,120)      702,863
Provision for possible credit
 losses...........................    2,078,814      (1,759,574)      319,240
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................    1,768,169      (1,384,546)      383,623
Other operating income............    1,666,023       1,384,546     3,050,569
Other operating expense...........    2,295,809               -     2,295,809
                                   ------------  --------------  ------------
Income before income taxes........    1,138,383               -     1,138,383
Applicable income taxes...........      433,724               -       433,724
                                   ------------  --------------  ------------
Net income........................ $    704,659  $            -  $    704,659
                                   ============  ==============  ============

Ending loans outstanding.......... $ 67,353,183  $  (52,662,759) $ 14,690,424

                                           For the Nine Months Ended
                                               September 30, 1998
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  5,720,663  $   (4,281,150) $  1,439,513
Interest expense..................    2,594,880      (1,696,252)      898,628
                                   ------------  --------------  ------------
Net interest income...............    3,125,783      (2,584,898)      540,885
Provision for possible credit
 losses...........................    1,698,188      (1,452,479)      245,709
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................    1,427,595      (1,132,419)      295,176
Other operating income............    1,163,498       1,132,419     2,295,917
Other operating expense...........    1,721,986               -     1,721,986
                                   ------------  --------------  ------------
Income before income taxes........      869,107               -       869,107
Applicable income taxes...........      331,130               -       331,130
                                   ------------  --------------  ------------
Net income........................ $    537,977  $            -  $    537,977
                                   ============  ==============  ============

Ending loans outstanding.......... $ 56,287,534  $  (43,703,887) $ 12,583,647


NOTE I: INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. Generally, the Corporation amortizes its intangible assets using the straight-line method. The Corporation may use an accelerated method in order to better match the expected future cash flows from the use of the asset. Intangible assets, which are included in other assets, had a net book value of $1.2 billion and $671.4 million at September 30, 1999 and December 31, 1998, respectively. The Corporation had accumulated amortization related to its intangible assets of $255.1 million at September 30, 1999 and $144.1 million at December 31, 1998.

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

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation is currently working on its programming changes and expects to complete and implement the guidelines prior to or on December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (unaudited)

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

EARNINGS SUMMARY

Net income for the three months ended September 30, 1999 increased 34.6% to $291.5 million or $.34 per common share, from $216.6 million or $.27 per common share for the same period in 1998. Net income for the nine months ended September 30, 1999 increased 31.0% to $704.7 million or $.83 per common share, from $538.0 million or $.67 per common share for the same period in 1998. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 21.3% and 21.8% to $65.6 billion and $62.6 billion for the three and nine months ended September 30, 1999, compared to $54.1 billion and $51.4 billion for the three and nine months ended September 30, 1998, respectively. Total managed loans at September 30, 1999 were $67.4 billion, an $11.1 billion increase from September 30, 1998, and a $7.7 billion increase since December 31, 1998. The increase in managed loans includes $2.7 billion of credit card loans acquired from PNC Bank, N.A.("PNC") during the three months ended March 31, 1999.





The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange, other fees, and insurance income in excess of interest paid to investors; credit losses; and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three and nine months ended September 30, 1999, the Corporation securitized approximately $5.7 billion and $10.3 billion of credit card and other consumer loan receivables, respectively, bringing the total amount of outstanding securitized loans to $52.7 billion at September 30, 1999.

Return on average total assets for the three and nine months ended
September 30, 1999 was 4.02% and 3.39%, as compared to 3.66% and 3.23% for the same periods during 1998, respectively. The increase in the return on average total assets for the three and nine months ended September 30, 1999 is a result of the Corporation's net income growing faster than its average total assets as a result of securitization. The Corporation's return on average stockholders' equity for the three and nine months ended September 30, 1999 was 30.15% and 25.67%, compared to 39.77% and 35.26% for the same periods in 1998, respectively. The lower return on average stockholders' equity is primarily a result of the increase in average stockholders' equity from the issuance of 50 million shares of common stock in January 1999 for approximately $1.2 billion, net of issuance costs.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1999, on a fully taxable equivalent basis, was $209.5 million and $704.3 million, compared to $198.9 million and $542.3 million for the same periods in 1998, respectively. The increase in net interest income for the three and nine months ended September 30, 1999 is a result of an increase in average interest-earning assets of $2.3 billion and $3.6 billion, respectively, offset by an increase in average interest-bearing liabilities of $3.0 billion and $3.4 billion, respectively, as compared to the same periods in 1998. The increase in average interest-earning assets for the three and nine months ended
September 30, 1999 is primarily a result of an increase in average loan receivables of $1.4 billion and $2.6 billion, respectively, as compared to the same periods in 1998. The increase in average interest-bearing liabilities during these periods resulted primarily from funding the increases in average interest-earning assets and accounts receivable from securitization. The yield earned on average interest-earning assets decreased 81 basis points and 53 basis points for the three and nine months ended September 30 1999, respectively. The rate paid on average interest-bearing liabilities declined 49 basis points and 52 basis points for the three and nine months ended September 30 1999, respectively. The decrease in the rate paid on average interest-bearing liabilities is a result of the decreases in interest rates by the Federal Reserve Board in the last four months of 1998 which impacted overall market interest rates.

The net interest margin, on a fully taxable equivalent basis, was 4.25% and 4.72% for the three and nine months ended September 30, 1999, respectively, as compared to 4.58% and 4.43% for the same periods in 1998.




INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, increased $11.8 million and $5.6 million to $37.5 million and $94.9 million for the three months ended September 30, 1999, as compared to the same periods in 1998, respectively. The increase for the three and nine months ended
September 30, 1999 is the result of an increase in average investment securities of $1.0 billion and $338.3 million, offset by a decrease in the yield earned on average investment securities of 48 basis points and 51 basis points, as compared to the same periods in 1998, respectively.

Interest income on money market instruments decreased $5.4 million to $35.1 million for the three months ended September 30, 1999, as compared to the same period in 1998. The decrease for the three months ended September 30, 1999 is a result of a decrease of $113.7 million in average money market instruments, in addition to a decrease of 56 basis points in the yield earned on average money market instruments, as compared to the same period in 1998.

Interest income on money market instruments increased $9.9 million to $122.3 million for the nine months ended September 30, 1999, as compared to the same period in 1998. The increase for the nine months ended September 30, 1999 is a result of an increase of $637.8 million in average money market instruments, offset by a decrease of 73 basis points in the yield earned, as compared to the same period in 1998.

The changes in average money market instruments and investment securities are primarily a result of the timing of receipt of funds from asset securitizations, deposits, net loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. In addition, average money market instruments were also higher during the nine months ended September 30, 1999, as a result of the investment of the net proceeds from the issuance of common stock by the Corporation in January 1999, until used to complete the acquisition of the credit card business of PNC in March 1999, and for other general corporate purposes.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$23.0 million to $472.7 million for the three months ended September 30, 1999 and $218.0 million to $1.5 billion for the nine months ended September 30, 1999, as compared to the same periods in 1998. The increase is primarily attributable to an increase in average loan receivables of $1.4 billion and $2.6 billion for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The yield earned by the Corporation on loan receivables declined 75 basis points to 13.31% and 52 basis points to 13.60% for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans. Loan receivables increased 9.1% to $14.7 billion at September 30, 1999, respectively, compared to $13.5 billion at December 31, 1998. The increase in loan receivables includes $2.7 billion of credit card receivables related to the acquisition of the credit card business of PNC. In addition, during the nine months ended September 30, 1999, the Corporation securitized loan receivables totaling $10.3 billion, while $4.1 billion of previously securitized loans amortized back into the Corporation's loan portfolio.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)

                                          September 30, 1999  December 31, 1998
                                          ------------------  -----------------
                                             (unaudited)
Loans held for securitization:
  Domestic:
    Credit card.......................... $        3,862,068  $       1,135,004
    Other consumer.......................            756,022            114,747
                                          ------------------  -----------------
      Total domestic loans held for
       securitization....................          4,618,090          1,249,751
  Foreign................................          1,196,970            442,517
                                          ------------------  -----------------
      Total loans held for
       Securitization....................          5,815,060          1,692,268
Loan portfolio:
  Domestic:
    Credit card..........................          6,123,695          7,981,106
    Other consumer.......................          1,592,377          2,748,511
                                          ------------------  -----------------
      Total domestic loan portfolio......          7,716,072         10,729,617
  Foreign................................          1,159,292          1,046,482
                                          ------------------  -----------------
      Total loan portfolio...............          8,875,364         11,776,099
                                          ------------------  -----------------
      Total loan receivables............. $       14,690,424  $      13,468,367
                                          ==================  =================

DEPOSITS

Total interest expense on deposits increased $21.1 million and $66.7 million to $230.4 million and $665.9 million for the three and nine months ended
September 30, 1999, respectively, compared to the same periods in 1998. The increase in interest expense for the three and nine months ended September 30, 1999 is the result of an increase in average interest-bearing deposits of $2.8 billion and $2.9 billion, respectively, offset by a 53 basis point and 55 basis point decline in the rate paid on average interest-bearing deposits, respectively, as compared with the same periods in 1998. The increases in average interest-bearing deposits for the three and nine months ended
September 30, 1999 were a result of the Corporation's continued emphasis on marketing certificates of deposit and money market deposit accounts to fund loan growth and diversify funding sources.






BORROWED FUNDS

Interest expense on short-term borrowings was $9.2 million and $26.4 million for the three and nine months ended September 30, 1999, as compared to $9.0 million and $15.0 million for the same periods in 1998, respectively. The increases are primarily the result of an increase in average short-term borrowings of $26.0 million and $333.4 million for the three and nine months ended September 30, 1999, offset by a 7 basis point and 73 basis point decline in the rates paid on average short-term borrowings, as compared to the same periods in 1998. The increases in average short-term borrowings for the three and nine months ended September 30, 1999 were to provide funding for the Corporation's short-term liquidity needs.

Total interest expense on long-term debt and bank notes for the three and nine months ended September 30, 1999 decreased to $96.2 million and $277.8 million, respectively, as compared to $98.9 million and $284.5 million for the same periods in 1998. The declines in interest expense are primarily a result of the decrease of 40 basis points and 39 basis points in the rates paid on average long-term debt and bank notes, offset by the increase in average long-term debt and bank notes of $218.6 million and $218.3 million for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and nine months ended September 30, 1999 and 1998.
TABLE 2: STATEMENT OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,689    4.41% $       41
    Foreign...................................    1,949,700    5.23      25,704
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    1,953,389    5.23      25,745
  Federal funds sold and securities purchased
   under resale agreements....................      714,266    5.21       9,377
  Investment securities(a):
    Taxable...................................    2,692,985    5.32      36,116
    Tax-exempt(b).............................       96,788    5.53       1,348
                                               ------------          ----------
        Total investment securities...........    2,789,773    5.33      37,464
  Loans held for securitization:
    Domestic..................................    3,227,950   13.02     105,914
    Foreign...................................    1,094,648   13.34      36,797
                                               ------------          ----------
        Total loans held for securitization...    4,322,598   13.10     142,711
  Loans:
    Domestic:
      Credit card.............................    7,069,013   13.21     235,360
      Other consumer..........................    1,588,307   14.28      57,187
                                               ------------          ----------
        Total domestic loans..................    8,657,320   13.41     292,547
    Foreign...................................    1,113,766   13.34      37,450
                                               ------------          ----------
        Total loans...........................    9,771,086   13.40     329,997
                                               ------------          ----------
        Total interest-earning assets.........   19,551,112   11.07  $  545,294
Cash and due from banks.......................      567,976
Premises and equipment, net...................    1,672,239
Other assets..................................    7,315,586
Reserve for possible credit losses............     (327,877)
                                               ------------
        Total assets.......................... $ 28,779,036
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1999 was $472.
                                                  For the Three Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $ 11,287,050    5.85% $  166,484
      Money market deposit accounts...........    4,346,288    5.01      54,920
      Interest-bearing transaction accounts...       35,542    3.90         349
      Savings accounts........................        8,922    4.18          94
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   15,677,802    5.61     221,847
    Foreign:
      Time deposits...........................      673,309    5.04       8,551
                                               ------------          ----------
        Total interest-bearing deposits.......   16,351,111    5.59     230,398
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      421,641    5.71       6,065
      Foreign.................................      245,576    5.08       3,144
                                               ------------          ----------
        Total short-term borrowings...........      667,217    5.48       9,209
    Long-term debt and bank notes:
      Domestic(c).............................    5,572,523    6.13      86,063
      Foreign.................................      625,806    6.42      10,131
                                               ------------          ----------
        Total long-term debt and bank notes...    6,198,329    6.16      96,194
                                               ------------          ----------
        Total borrowed funds..................    6,865,546    6.09     105,403
                                               ------------          ----------
        Total interest-bearing liabilities....   23,216,657    5.74     335,801
Demand deposits...............................      646,194
Other liabilities.............................    1,080,845
                                               ------------
        Total liabilities.....................   24,943,696
Stockholders' equity..........................    3,835,340
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 28,779,036
                                               ============          ----------
        Net interest income...................                       $  209,493
                                                                     ==========
        Net interest margin...................                 4.25
        Interest rate spread..................                 5.33

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
                                               ------------
        Total assets.......................... $ 23,475,319
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the three months ended September 30, 1999 was $467.
                                                  For the Three Months Ended
                                                      September 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,790,345    6.28% $  139,071
      Money market deposit accounts...........    3,665,430    5.48      50,616
      Interest-bearing transaction accounts...       29,659    4.74         354
      Savings accounts........................        8,253    4.66          97
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,493,687    6.04     190,138
    Foreign:
      Time deposits...........................    1,065,454    7.12      19,123
                                               ------------          ----------
        Total interest-bearing deposits.......   13,559,141    6.12     209,261
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      321,776    5.64       4,575
      Foreign.................................      319,410    5.47       4,401
                                               ------------          ----------
        Total short-term borrowings...........      641,186    5.55       8,976
    Long-term debt and bank notes:
      Domestic(c).............................    5,759,459    6.49      94,147
      Foreign.................................      220,288    8.48       4,710
                                               ------------          ----------
        Total long-term debt and bank notes...    5,979,747    6.56      98,857
                                               ------------          ----------
        Total borrowed funds..................    6,620,933    6.46     107,833
                                               ------------          ----------
        Total interest-bearing liabilities....   20,180,074    6.23     317,094
Demand deposits...............................      433,497
Other liabilities.............................      701,105
                                               ------------
        Total liabilities.....................   21,314,676
Stockholders' equity..........................    2,160,643
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 23,475,319
                                               ============          ----------
        Net interest income...................                       $  198,896
                                                                     ==========
        Net interest margin...................                 4.58
        Interest rate spread..................                 5.65

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                  For the Nine Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,434    3.82% $       98
    Foreign...................................    2,316,316    5.10      88,418
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    2,319,750    5.10      88,516
  Federal funds sold and securities purchased
   under resale agreements....................      917,202    4.93      33,800
  Investment securities(a):
    Taxable...................................    2,286,548    5.32      90,908
    Tax-exempt(b).............................       95,092    5.65       4,018
                                               ------------          ----------
        Total investment securities...........    2,381,640    5.33      94,926
  Loans held for securitization:
    Domestic..................................    3,005,294   13.69     307,639
    Foreign...................................      911,904   13.84      94,430
                                               ------------          ----------
        Total loans held for securitization...    3,917,198   13.72     402,069
  Loans:
    Domestic:
      Credit card.............................    7,363,871   13.45     740,676
      Other consumer..........................    2,011,251   13.92     209,402
                                               ------------          ----------
        Total domestic loans..................    9,375,122   13.55     950,078
    Foreign...................................    1,028,564   13.65     105,011
                                               ------------          ----------
        Total loans...........................   10,403,686   13.56   1,055,089
                                               ------------          ----------
        Total interest-earning assets.........   19,939,476   11.23  $1,674,400
Cash and due from banks.......................      518,780
Premises and equipment, net...................    1,642,604
Other assets..................................    6,000,740
Reserve for possible credit losses............     (290,067)
                                               ------------
        Total assets.......................... $ 27,811,533
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the nine months ended September 30, 1999 was $1,406.
                                                  For the Nine Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $ 10,837,995    5.89% $  477,727
      Money market deposit accounts...........    4,284,486    4.90     157,121
      Interest-bearing transaction accounts...       36,263    4.14       1,124
      Savings accounts........................       47,605    4.31       1,535
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   15,206,349    5.61     637,507
    Foreign:
      Time deposits...........................      703,047    5.39      28,366
                                               ------------          ----------
        Total interest-bearing deposits.......   15,909,396    5.60     665,873
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      431,508    5.48      17,687
      Foreign.................................      232,488    5.04       8,758
                                               ------------          ----------
        Total short-term borrowings...........      663,996    5.32      26,445
    Long-term debt and bank notes:
      Domestic(c).............................    5,589,438    6.09     254,762
      Foreign.................................      448,948    6.86      23,051
                                               ------------          ----------
        Total long-term debt and bank notes...    6,038,386    6.15     277,813
                                               ------------          ----------
        Total borrowed funds..................    6,702,382    6.07     304,258
                                               ------------          ----------
        Total interest-bearing liabilities....   22,611,778    5.74     970,131
Demand deposits...............................      565,282
Other liabilities.............................      964,844
                                               ------------
        Total liabilities.....................   24,141,904
Stockholders' equity..........................    3,669,629
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 27,811,533
                                               ============          ----------
        Net interest income...................                       $  704,269
                                                                     ==========

        Net interest margin...................                 4.72
        Interest rate spread..................                 5.49

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
                                               ------------
        Total assets.......................... $ 22,294,470
                                               ============

(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would be no impact on the net interest margin.
(b) The fully taxable equivalent (FTE) basis adjustment for the nine months ended September 30, 1998 was $1,379.
                                                  For the Nine Months Ended
                                                      September 30, 1998
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $  8,785,414    6.32% $  415,290
      Money market deposit accounts...........    3,435,610    5.51     141,501
      Interest-bearing transaction accounts...       30,921    4.77       1,103
      Savings accounts........................        9,267    4.70         326
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   12,261,212    6.09     558,220
    Foreign:
      Time deposits...........................      765,966    7.14      40,907
                                               ------------          ----------
        Total interest-bearing deposits.......   13,027,178    6.15     599,127
  Borrowed funds:
    Short-term borrowings:
      Domestic ...............................      126,866    5.64       5,351
Foreign.................................            203,726    6.31       9,618
                                               ------------          ----------
        Total short-term borrowings...........      330,592    6.05      14,969
    Long-term debt and bank notes:
      Domestic(c).............................    5,598,714    6.49     271,644
      Foreign.................................      221,333    7.79      12,888
                                               ------------          ----------
        Total long-term debt and bank notes...    5,820,047    6.54     284,532
                                               ------------          ----------
        Total borrowed funds..................    6,150,639    6.51     299,501
                                               ------------          ----------
        Total interest-bearing liabilities....   19,177,817    6.26     898,628
Demand deposits...............................      404,744
Other liabilities.............................      672,030
                                               ------------
        Total liabilities.....................   20,254,591
Stockholders' equity..........................    2,039,879
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 22,294,470
                                               ============          ----------
        Net interest income...................                       $  542,264
                                                                     ==========
        Net interest margin...................                 4.43
        Interest rate spread..................                 5.50

(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



OTHER OPERATING INCOME

Total other operating income increased 34.5% and 32.9% to $1.1 billion and $3.1 billion for the three and nine months ended September 30, 1999, respectively, from $831.2 million and $2.3 billion for the same periods in 1998. The increase in other operating income is primarily attributable to a $247.7 million and $629.5 million, or 34.2% and 31.2% increase in securitization income for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase in securitization income is primarily attributable to the growth in average securitized loans of $10.1 billion and $8.6 billion, or 24.5% and 21.7%, for the three and nine months ended September 30, 1999, respectively, in addition to a decline in the average rate paid to investors in the Corporation's securitized loans. Also, during the three months ended March 31, 1999, the Corporation increased the fees charged to its credit card and other consumer loan customers. As a result, loan servicing fees related to securitized loans, credit card fees, and other income increased for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. Interchange income increased for the three and nine months ended September 30, 1999, as compared to the same periods in 1998, as the Corporation's credit card sales volume increased.

OTHER OPERATING EXPENSE

Total other operating expense increased 25.0% to $751.4 million and 33.3% to $2.3 billion, for the three and nine months ended September 30, 1999, respectively, from $601.2 million and $1.7 billion for the same periods in 1998. The growth in other operating expense reflects the Corporation's continued investment in business development activities to enhance the ability of the Corporation to attract and retain customers. For the nine months ended September 30, 1999, the Corporation added 9.5 million new accounts, of which
2.8 million new accounts were acquired from PNC, as compared to 6.6 million new accounts for the same period in 1998. The Corporation added 280 new endorsements from organizations, including 118 in the United Kingdom and Canada, during the nine months ended September 30, 1999.

Amortization of intangible assets increased $28.3 million and $79.3 million to $40.1 million and $111.4 million for the three and nine months ended
September 30, 1999, respectively, as a result of the Corporation's loan portfolio acquisitions, including the acquisition of the credit card business of PNC in March 1999. Table 3 provides further detail regarding the Corporation's other operating expenses.
















TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                   For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
                                   --------------------  ---------------------
                                      1999      1998        1999       1998
                                   ---------- ---------  ----------- ---------
                                                   (unaudited)
Purchased services................ $   71,641 $  58,069  $   241,751 $ 168,246
Advertising.......................     43,850    45,403      158,016   103,811
Collection........................     10,467     8,554       30,029    23,514
Stationery and supplies...........      8,391     8,338       27,555    23,514
Service bureau....................     12,396     9,370       34,003    25,022
Postage and delivery..............     61,699    49,433      215,025   143,631
Telephone usage...................     18,582    17,056       55,356    41,929
Credit card fraud losses..........     27,154    19,380       73,433    60,104
Amortization of intangible assets.     40,085    11,807      111,408    32,062
Computer software.................     13,631    12,235       43,853    36,039
Other.............................     30,023    35,059      107,009    90,630
                                   ---------- ---------  ----------- ---------
  Total other operating expense... $  337,919 $ 274,704  $ 1,097,438 $ 748,502
                                   ========== =========  =========== =========

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

A stand-alone test environment has been constructed to perform extensive final readiness testing. The stand-alone test environment is separate from the Corporation's production systems and thus reduces the risk that testing will disrupt the Corporation's operations. This environment includes a voice and data network as well as mainframe, distributed, and desktop computers. All critical applications will be fully tested in a Year 2000 compliant environment as a final assurance step. Testing within the readiness environment began in March 1999. The Corporation has successfully completed three test cycles. The fourth test cycle has started and will be completed in December. This final series of tests enables the Corporation to perform integrated testing on applications installed into production during 1999 through September. In addition to testing the transition to the new century, all applications installed are tested for other key dates including, year-end 2000 and the Year 2000 leap year. Also, the Corporation has had portions of its applications systems which are significantly affected by Year 2000 dates independently reviewed by third-party vendors.

The Corporation relies on various third-parties to perform processing services and to supply critical system applications. Critical third-party provided software applications are tested regardless of vendor statements of fitness to ensure Year 2000 compliance. Regular meetings and site visits have been held and will continue to be held with MasterCard International, Visa International, and other critical third-party service providers to evaluate and monitor their project status. The Corporation considers all critical vendor-supplied products to be compliant.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Corporation's consolidated financial position. The estimated total cost of the Project is expected to be approximately $40 million. Costs incurred and expensed through September 30, 1999 were approximately $32 million. The majority of the remaining cost is associated with completing the readiness testing and staffing a transition team for early 2000.







Risks

Because the Corporation's business is highly reliant on various types of computer technologies, disruptions caused by Year 2000 failures have the potential to have a material impact on the Corporation's operations, liquidity, and financial condition. Due primarily to the general uncertainty of the Year 2000 readiness of some third-party providers, at this time the Corporation cannot with substantial certainty determine whether or not consequences of Year 2000 failures will have a material impact on the Corporation's results of operations, liquidity or financial condition. Based on the current project status and extensive testing completed and planned, the Corporation expects that any internal Year 2000 system failure will be handled in the normal course of business and will not have a significant impact on the Corporation. It is more likely that any impact will result from a third-party that the Corporation conducts business with directly or indirectly. A likely worst case scenario would involve major disruption of the telecommunications network, a major disruption in the supply of electrical power, failure of one or more of the primary financial switching networks or, in the United Kingdom, failure of the primary data servicing provider. Revenues could be negatively impacted if Year 2000 failures prevent the Corporation or other entities from processing customer transactions or cause customers to curtail credit card spending for a period of time.

Contingency Plans

The Corporation has a standing contingency plan that addresses various types of business interruptions. This plan is tested and updated on a regular basis. The Corporation has developed and will continue to refine contingency plans to address possible negative impacts specific to the Year 2000 problem. Round table testing of contingency plans has been conducted for all major business areas. Contingency plans will continue to be reviewed throughout the remainder of 1999 and into early 2000. Two comprehensive simulation exercises have been conducted to further test contingency plans. Contingency plans for critical third-party providers have also been completed. The Corporation also maintains a standing contingency plan to address liquidity and capital needs. A plan specific to Year 2000 implications has been completed. This plan will continue to be modified as necessary based on identified or perceived market risks.

Safe Harbor for Forward-Looking Statements

The Corporation's disclosure on Year 2000 issues includes forward-looking statements concerning the Corporation's future operations, expenses and financial performance. Such statements are subject to risks and uncertainties that may cause the Corporation's actual operations and performance to differ materially from those set forth in such forward-looking statements. Factors which could cause the Corporation's actual results to differ materially from those projected by the Corporation include, but are not limited to, the following: failure of third-parties providing software, telecommunications, data networks, and other products or services to the Corporation to make such products or services Year 2000 compliant; insufficient staff and other technical resources; disruptions in the overall consumer credit market due to Year 2000 problems or perceived problems; disruptions in capital markets due to Year 2000 problems; and disruptions with local or national infrastructure.



LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 4.00% at September 30, 1999, compared to 3.86% at December 31, 1998. The Corporation's managed delinquency, as a percentage of managed loans, was 4.67% at September 30, 1999, as compared to 4.62% at December 31, 1998.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                         September 30, 1999  December 31, 1998
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio.......................    $8,875,364          $11,776,099
Loans delinquent:
  30 to 59 days......................    $  127,410    1.44% $   166,352  1.41%
  60 to 89 days......................        68,580     .77       93,699   .80
  90 or more days....................       158,985    1.79      194,472  1.65
                                         -----------  -----  ----------- -----
    Total............................    $  354,975    4.00% $   454,523  3.86%
                                         ===========  =====  =========== =====
Loans delinquent by geographic area:
  Domestic...........................    $   322,071   4.17% $   424,324  3.95%
  Foreign............................         32,904   2.84       30,199  2.89

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans, excluding loans held for securitization, are presented in the following table.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                        September 30, 1999  December 31, 1998
                                        ------------------  ------------------
                                            (unaudited)
Nonaccrual loans.....................   $            7,232  $            3,182
Reduced-rate loans...................              166,753             157,737
                                        ------------------  ------------------
  Total other nonperforming loans....   $          173,985  $          160,919
                                        ==================  ==================
Other nonperforming loans as a % of
  ending loan portfolio..............                 1.96%               1.37%
The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.37% at September 30, 1999, as compared to 2.01% at December 31, 1998.

NET CREDIT LOSSES

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells certain charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three and nine months ended September 30, 1999 were $105.0 million and $292.5 million, compared to $76.8 million and $222.3 million for the same periods in 1998, respectively. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The increase in net credit losses for the three and nine months ended September 30, 1999, reflects an increase in the Corporation's outstanding loan receivables, the general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables.

Annualized net credit losses as a percentage of average loan receivables were 2.98% and 2.72% for the three and nine months ended September 30, 1999, respectively, as compared to 2.42% and 2.53% for the same periods in 1998. The Corporation's annualized managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 1999 were 4.34% and 4.37%, respectively, as compared to 4.42% and 4.34% for the same periods in 1998.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The provision for possible credit losses for the three and nine months ended September 30, 1999, increased 33.7% to $105.0 million and 29.9% to $319.2 million, respectively, as compared to $78.6 million and $245.7 million for the three and nine months ended September 30, 1998. In addition, the Corporation records acquired reserves for current period loan portfolio acquisitions. During the nine months ended September 30, 1999, the Corporation recorded $84.3 million of reserves acquired in connection with the credit card business of PNC and other loan portfolios. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements, and reduce securitization income rather than the reserve for possible credit losses.








TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)
                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period....... $ 326,897  $ 194,685  $ 216,911  $ 162,476
  Reserves acquired................       194      9,673     84,285     20,181
  Provision for possible
   credit losses...................   105,020     78,569    319,240    245,709
  Foreign currency translation.....       957         62        197        131
  Credit losses:
    Domestic:
      Credit card..................  (123,680)   (88,967)  (326,205)  (256,256)
      Other consumer...............   (20,339)   (21,104)   (79,355)   (65,862)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses....................  (144,019)  (110,071)  (405,560)  (322,118)
    Foreign........................   (11,095)    (6,490)   (29,471)   (14,698)
                                    ---------  ---------  ---------  ---------
        Total credit losses........  (155,114)  (116,561)  (435,031)  (336,816)
  Recoveries:
    Domestic:
      Credit card..................    39,991     34,447    115,339    101,437
      Other consumer...............     5,197      3,829     16,241      9,382
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries..    45,188     38,276    131,580    110,819
    Foreign........................     4,953      1,498     10,913      3,702
                                    ---------  ---------  ---------  ---------
        Total recoveries...........    50,141     39,774    142,493    114,521
                                    ---------  ---------  ---------  ---------
  Net credit losses................  (104,973)   (76,787)  (292,538)  (222,295)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............. $ 328,095  $ 206,202  $ 328,095  $ 206,202
                                    =========  =========  =========  =========

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation is currently working on its programming changes and expects to complete and implement the guidelines prior to or on December 31, 2000.
The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated financial statements.





CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory- and possible additional discretionary-actions by the federal bank regulators, that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 1999, the Corporation's and the Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was "well-capitalized" as defined under the federal bank regulatory guidelines.
The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                September 30, 1999
                                   -------------------------------------------
                                                  Minimum     Well-Capitalized
                                     Ratios    Requirements     Requirements
                                   ----------  -------------  ----------------
                                                (unaudited)
MBNA Corporation
Tier 1............................    16.59%       4.00%             (a)
Total.............................    19.06        8.00              (a)
Leverage..........................    15.36        4.00              (a)

MBNA America Bank, N.A.
Tier 1............................    12.91%       4.00%            6.00%
Total.............................    15.56        8.00            10.00
Leverage..........................    12.18        4.00             5.00

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


During the nine months ended September 30, 1999, the Corporation declared dividends on its preferred and common stock of $179.1 million. The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Therefore, the primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 1999, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.6 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Bank's revolving credit facility. This facility was not drawn upon as of September 30, 1999. If this facility had been drawn upon as of September 30, 1999, the amount of retained earnings available for declaration of dividends would have been limited to $615.3 million.

On October 7, 1999, the Corporation's Board of Directors declared a quarterly dividend of $.07 per common share, payable January 1, 2000 to shareholders of record as of December 15, 1999. Also, on October 7, 1999 the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3759 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 15, 2000 to stockholders of record as of December 30, 1999.

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

Total deposits at September 30, 1999 and December 31, 1998 were $17.6 billion and $15.4 billion, respectively. Included in total deposits at September 30, 1999 are $792.5 million of foreign time deposits which all mature within one year. Table 8 presents the maturities of the Corporation's deposits at September 30, 1999.

TABLE 8: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 1999
(dollars in thousands)
                                         Direct        Other        Total
                                        Deposits     Deposits     Deposits
                                      ------------ ------------ ------------
                                                   (unaudited)
Three months or less(a).............. $  6,059,469 $  1,077,481 $  7,136,950
Over three months through twelve
 Months..............................    3,628,308    1,106,035    4,734,343
Over one year through five years.....    2,801,686    2,945,231    5,746,917
Over five years......................        6,159            -        6,159
                                      ------------ ------------ ------------
  Total deposits..................... $ 12,495,622 $  5,128,747 $ 17,624,369
                                      ============ ============ ============

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $5.0 billion.










The Corporation also held $2.9 billion in investment securities and $3.8 billion of money market instruments at September 30, 1999, compared with $1.9 billion in investment securities and $3.6 billion of money market instruments at December 31, 1998. The Corporation partially funded the acquisition of the credit card business of PNC in March 1999 from the proceeds of maturing money market instruments. The Corporation's investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the $2.9 billion in investment securities at September 30, 1999, $645.3 million is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of short-term and variable-rate securities, was $2.7 billion at September 30, 1999, compared to $1.7 billion at December 31, 1998, as the Corporation increased its investment in U.S. Treasury securities as part of its contingency funding plans related to its Year 2000 readiness planning. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio, are presented in Table 9.

TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 1999
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1                             Over
                                      Year     1-5 Years   6-10 Years  10 Years
                                   ----------  ----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  150,602  $1,263,441  $        -  $      -
State and political subdivisions
 of the United States.............     97,128           -           -         -
Asset-backed and other securities.    392,005     726,743      38,683        88
                                   ----------  ----------  ----------  --------
  Total investment securities
   available-for-sale............. $  639,735  $1,990,184  $   38,683  $     88
                                   ==========  ==========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $    5,486  $        -  $        -  $228,532
State and political subdivisions
 of the United States.............         95         207           -     5,845
Asset-backed and other securities.          -      13,114           -    25,920
                                   ----------  ----------  ----------  --------
  Total investment securities
   held-to-maturity............... $    5,581  $   13,321  $        -  $260,297
                                   ==========  ==========  ==========  ========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $1,414,043  $1,414,043
State and political subdivisions
 of the United States.............                 97,128      97,128
Asset-backed and other securities.              1,157,519   1,157,519
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $2,668,690  $2,668,690
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  234,018  $  212,202
State and political subdivisions
 of the United States.............                  6,147       5,698
Asset-backed and other securities.                 39,034      39,006
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  279,199  $  256,906
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

Based on the simulation analysis at September 30, 1999, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $34 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over twelve months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is primarily limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management regularly reviews the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 1999, the Corporation would expect a decrease in stockholders' equity, net of tax, of approximately $32 million as a result of a 10% depreciation of the Corporation's unhedged foreign exposure to the U.S. dollar position.

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

During the three and nine months ended September 30, 1999, the Corporation securitized credit card and other consumer loan receivables totaling $5.7 billion and $10.3 billion, respectively, including the securitization of 500.0 million pounds sterling (approximately $802.0 million) by MBNA Europe and CAD$250.0 million (approximately $170.2 million) by MBNA Canada. Amortization of previously securitized loan receivables totaled $2.5 billion and $4.1 billion for the three and nine months ended September 30, 1999, respectively. The total amount of outstanding securitized loans was $52.7 billion or 78.2% of managed loans at September 30, 1999, compared to $46.2 billion or 77.4% at December 31, 1998. An additional $751.0 million of previously securitized loans is scheduled to amortize during the remainder of 1999. The amortization amounts are based upon estimated amortization periods, which are subject to change.

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months, drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. Table 10 compares the average annualized yield for the three month period ended September 30, 1999, to the minimum yield for each transaction.

The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 10: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                         Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust 94-2(b)..................    24.25%       16.49%       7.76%
MasterTrust II 94-C..................    18.30        12.47        5.83
MasterTrust II 94-E..................    19.71        12.71        7.00
MasterTrust II 95-A..................    18.30        12.50        5.80
MasterTrust II 95-B..................    18.30        12.37        5.93
MasterTrust II 95-C..................    18.30        12.43        5.87
MasterTrust II 95-D..................    18.30        12.29        6.01
MasterTrust II 95-E..................    18.30        12.44        5.86
Cards No. 1..........................    20.61        11.11        9.50
MasterTrust II 95-F..................    18.30        13.35        4.95
MasterTrust II 95-G..................    18.30        12.43        5.87
MasterTrust II 95-I..................    18.30        12.37        5.93
MasterTrust II 95-J..................    18.30        12.45        5.85
MasterTrust II 96-A..................    18.30        12.42        5.88
MasterTrust II 96-B..................    18.30        12.48        5.82
MasterTrust II 96-C..................    18.30        12.36        5.94
MasterTrust II 96-D..................    18.30        12.36        5.94
Cards No. 2..........................    20.61        11.18        9.43
MasterTrust II 96-E..................    18.30        12.39        5.91
MasterTrust II 96-F..................    18.30        12.56        5.74
MasterTrust II 96-G..................    18.30        12.41        5.89
MasterTrust II 96-H..................    18.32        12.34        5.98
MasterTrust II 96-I..................    18.33        12.35        5.98
MasterTrust II 96-J..................    18.30        12.37        5.93
MasterTrust II 96-K..................    18.30        12.36        5.94
MasterTrust II 96-L..................    18.32        12.27        6.05
MasterTrust II 96-M..................    18.32        12.39        5.93
Cards No. 3..........................    20.61        11.24        9.37
MasterTrust II 97-A..................    18.32        12.18        6.14
MasterTrust II 97-B..................    18.30        12.41        5.89
MasterTrust II 97-C..................    18.30        12.34        5.96
MasterTrust II 97-D..................    18.32        12.32        6.00
MasterTrust II 97-E..................    18.33        12.34        5.99
MasterTrust II 97-F..................    18.30        12.28        6.02
MasterTrust II 97-G..................    18.30        12.38        5.92
Cards No. 4..........................    20.61        11.55        9.06
MasterTrust II 97-H..................    18.32        12.39        5.93




                                        Three-Month Average
                                       -----------------------  Yield in
                                       Annualized    Minimum    Excess of
                                         Yield        Yield      Minimum
                                       ----------  -----------  ---------
                                                   (unaudited)
MasterTrust II 97-I..................    18.30%       12.32%       5.98%
MasterTrust II 97-J..................    18.30        12.35        5.95
MasterTrust II 97-K..................    18.30        12.36        5.94
MasterTrust II 97-L..................    18.32        12.25        6.07
MasterTrust II 97-M..................    18.33        12.37        5.96
MasterTrust II 97-N..................    18.32        12.31        6.01
MasterTrust II 97-O..................    18.30        12.39        5.91
Consumer Loan MasterTrust 97-1(c)....    18.72        13.67        5.05
MasterTrust II 98-A..................    18.30        12.33        5.97
Cards No. 5..........................    20.61        12.90        7.71
MasterTrust II 98-B..................    18.33        12.38        5.95
MasterTrust II 98-C..................    18.30        12.33        5.97
MasterTrust II 98-D..................    18.30        12.25        6.05
MasterTrust II 98-E..................    18.33        12.45        5.88
MasterTrust II 98-F..................    18.32        12.35        5.97
MasterTrust II 98-G..................    18.30        12.38        5.92
MasterTrust II 98-H..................    18.30        12.37        5.93
MasterTrust II 98-I..................    18.30        12.50        5.80
Cards No. 6..........................    20.61        11.71        8.90
MasterTrust II 98-J..................    18.30        12.14        6.16
MasterTrust II 98-K..................    18.30        12.50        5.80
MasterTrust II 98-L..................    18.30        12.40        5.90
Cards No. 7..........................    20.61        11.91        8.70
Gloucester Credit Card Trust 98-1....    17.53        10.45        7.08
UK 98-A..............................    16.56        13.32        3.24
MasterTrust II 99-A..................    18.30        12.42        5.88
MasterTrust II 99-B..................    18.30        12.43        5.87
Acquired Portfolio MasterTrust 99-1..    21.53        13.16        8.37
MasterTrust II 99-C..................    18.32        12.45        5.87
Cards No. 8..........................    20.61        11.81        8.80
MasterTrust II 99-D..................    18.30        12.54        5.76

(a) MasterTrust II 99-E issued on July 7, 1999, MasterTrust II 99-G issued on July 29, 1999, MasterTrust II 99-F issued on August 3, 1999, Cards No. 9 issued on August 12, 1999, MasterTrust II 99-H issued on August 18, 1999, MasterTrust II 99-I issued on September 8, 1999, MasterTrust II 99-J issued on September 23, 1999, and Gloucester Credit Card Trust 99-1 issued on September 23, 1999 are excluded from the yields presented above as a result of their recency.
(b) Represents a transaction that has entered its scheduled controlled amortization period.
(c) Yields are provided for informational purposes only. Distribution to Investors may begin sooner if the credit enhancement amount falls below a predetermined contractual level.
                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)

                                        September 30, 1999  December 31, 1998
                                        ------------------  -----------------
AT PERIOD END:
  Loans held for securitization.......  $        5,815,060  $       1,692,268
  Loan portfolio......................           8,875,364         11,776,099
  Securitized loans...................          52,662,759         46,172,739
                                        ------------------  -----------------
    Total managed loans...............  $       67,353,183  $      59,641,106
                                        ==================  =================

                              For the Three Months      For the Nine Months
                              Ended September 30,       Ended September 30,
                            ------------------------  ------------------------
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
AVERAGE FOR THE PERIOD:
  Loans held for
   securitization.........  $ 4,322,598  $ 2,768,037  $ 3,917,198  $ 2,810,644
  Loan portfolio..........    9,771,086    9,921,478   10,403,686    8,923,457
  Securitized loans.......   51,512,620   41,375,203   48,282,248   39,672,626
                            -----------  -----------  -----------  -----------
    Total managed loans...  $65,606,304  $54,064,718  $62,603,132  $51,406,727
                            ===========  ===========  ===========  ===========

MANAGED RATIOS:
  Delinquency............          4.67%        4.69%
  Net credit losses......          4.34         4.42         4.37%        4.34%
  Net interest margin
   (on an FTE basis).....          7.33         7.55         7.54         7.46
PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Stockholder proposals to be included in the Corporation's proxy material for the 2000 Annual Meeting of Stockholders must be received at the Corporation's principal executive offices not later than November 20, 1999.

With respect to any other stockholder proposals, a Corporation Bylaw provides that no business may be brought before an annual or special meeting unless the stockholder has given written notice of the business to the Corporation's Secretary no later than 60 days prior to the date of the meeting, or if less than 70 days notice of the date of the meeting has been given, the stockholder has given written notice within 10 days following notice or publication of the date of the meeting.

The Corporation's 2000 Annual Meeting of Stockholders is scheduled for April 25, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                Description of Exhibit
   -------                ----------------------

     10                   Form of Executive Non-Competition Agreement

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule

Exhibit 10:  Form of Executive Non-Competition Agreement


Attached is a form of Executive Non-Competition Agreement entered into by the following executive officers. The number of shares of restricted stock issued under Section 4 of this agreement is as follows.

Executive Officers              Shares
--------------------            ------
Gregg Bacchieri                 52,515
Ronald W. Davies                52,515
Richard K. Struthers            52,515
Kenneth F. Boehl                44,640
David W. Spartin                44,640
Jules J. Bonavolonta            42,015
Michael G. Rhodes               47,265
John W. Scheflen                44,640
Vernon H.C. Wright              42,015




                     EXECUTIVE NON-COMPETITION AGREEMENT

     This Agreement is made among ____________ (the "Executive"), MBNA Corporation (the "Corporation") and MBNA America Bank, N.A. (the "Bank") (the Corporation and the Bank are collectively designated in this Agreement as the "Company").

    1. Purpose. Executive is a senior executive of the Company and has extensive knowledge of the Company's business and marketing practices, customer and vendor relationships and other matters of a confidential nature which are proprietary and highly valuable to the Company. The Company's business would be substantially damaged if, following the end of the Executive's employment by the Company, the Executive were to be employed by a competitor of the Company or to use or disclose to others the Company's business information. The purpose of this Agreement is to set forth certain agreements between the Executive and the Company relating to the Executive's activities following the end of the Executive's employment by the Company.

    2. Non-competition. Unless otherwise agreed in writing by the Company, the Executive will not, directly or indirectly, in any capacity (including as director, officer, employee, stockholder, partner, owner, consultant or advisor) provide services of any kind, anywhere in the world, until eighteen
(18) months following the end of the Executive's employment by the Company ("Restricted Period"), to any issuer of MasterCard, VISA, American Express, Discover Card or any other type of credit card or charge card, any bank or other lender which makes consumer loans of any kind, any insurance company or agency which issues or markets personal lines insurance policies, or any affiliate of any such entity. These services include, but are not limited to, services relating to (i) sales, endorsement, co-branding or similar agreements,
(ii) product development and marketing, (iii) credit approval and collections,
(iv) customer service, (v) funding or other treasury matters, (vi) loan portfolio acquisitions, mergers or other acquisitions, (vii) financial, legal or accounting matters, or (viii) acquisition of or advice or assistance to others to acquire the Corporation or the Bank or beneficial ownership of 10% or more of the Corporation's Common Stock. In addition, the Executive agrees that during the Restricted Period, the Executive will not provide services to any affinity group or commercial organization, or any affiliate of such entity, relating to an affinity or co-branded credit card, consumer loan or personal lines insurance program with the Company or any other entity. The Executive agrees that these restrictions are reasonable.

    3.  Confidentiality.

        a. Following the end of the Executive's employment by the Company, or sooner upon request of the Company, the Executive will deliver to the Company the originals and all copies of all records and other documents acquired in the Executive's capacity as an employee of the Company which relate to the Company or its business, customers, vendors or employees and which are in the Executive's possession or within the Executive's control, other than records and other documents which (i) are a matter of public record, (ii) relate directly and primarily to the Executive's compensation and benefits as an employee of the Company, or (iii) the Company gives the Executive permission to retain in the Executive's possession. The Executive shall not retain or deliver to any other person any copies of any such records or documents.

        b. The Executive will not use for the Executive's benefit or for the benefit of any person other than the Company, and will not ever disclose to any person who is not a Company employee, or to any Company employee except as necessary in the performance of the Executive's duties to the Company, any confidential information concerning the Company. The determination of whether information concerning the Company is confidential shall be made by the Company in its sole discretion. The Executive acknowledges that all information concerning the Company, its plans, programs, policies, finances, customers, vendors, employees and business shall be deemed confidential unless a matter of public record or unless publicly known otherwise than through a breach by the Executive of this Agreement.

        c. The Executive will not make any statement in writing, orally or otherwise, to any person, including without limitation any employee, customer or other person known by the Executive to be a business associate of the Company or of its directors, officers or employees, which criticizes, disparages, condemns or impugns the reputation or character of the Company or any director, officer or employee of the Company, whether or not true and whether or not confidential.

        d. The Executive shall not disclose this Agreement or any provision of this Agreement to any person without the Company's prior written consent except that (i) the Executive may disclose the terms of this Agreement as necessary in connection with obtaining personal tax, financial planning or legal advice; and
(ii) the Executive may disclose the terms of Section 2 to any person who proposes to engage the Executive as an employee or consultant. This obligation of the Executive shall continue notwithstanding the filing of a copy of this Agreement with the Securities and Exchange Commission.

        e.  Disclosure which otherwise would constitute a breach of this
Section 3 shall not be deemed a breach thereof to the extent such disclosure is required by law.

        f. The obligations of the Executive under Section 3.a. and 3.b. shall continue so long as the information remains confidential. The obligations of the Executive under Section 3.d. shall expire eighteen (18) months after the end of the Executive's employment with the Company.

    4. Consideration to Executive. As consideration to the Executive for the execution and performance of this Agreement, the Company will issue to the Executive __________ shares of the Corporation's Common Stock subject to the restrictions set forth in Section 5 of this Agreement ("Restricted Shares") and will make the payments described in Section 6 of this Agreement. Additional consideration to the Executive for the execution and performance of this Agreement includes the continued employment of the Executive by the Company, and the compensation and benefits received and to be received by the Executive in connection with the Executive's present and future employment by the Company.

    5.  Restricted Shares.

        a. Except as provided below in Section 5.b. or as otherwise approved in writing by the Company, the Restricted Shares may not be sold or transferred by the Executive until after the Restricted Period.

        b. If the Executive's employment is terminated due to the death or Disability (as defined in the Policies adopted under the Corporation's 1997 Long Term Incentive Plan ("Policies")) of the Executive, all restrictions on the Restricted Shares shall lapse.

        c. As described in Section 4, the Restricted Shares have been granted as consideration for the Executive agreeing to the provisions of Sections 2 and 3 of this Agreement. Accordingly, the restrictions on the Restricted Shares shall not lapse upon a Change in Control (as defined in the Policies) or a termination of the Executive's employment due to Retirement (as defined in the Policies), notwithstanding any provisions in the Policies to the contrary. Furthermore, the Restricted Shares shall not be forfeited as a result of termination of the Executive's employment, regardless of the reason for termination, notwithstanding any provision in the Policies to the contrary.

        d. If during the Restricted Period the Executive violates any provision of Section 2 or 3 of this Agreement, then in addition to any other remedies available at law or in equity or under this Agreement, the Restricted Shares shall be forfeited.

        e. Even if the Executive is no longer obligated to comply with Section 2 of this Agreement in the limited circumstances described in Section 6.a. of this Agreement, the Restricted Shares remain subject to the terms of this
Section 5 as these shares have been granted as consideration for the Executive agreeing to the provisions of Sections 2 and 3 of this Agreement. Accordingly, in such case the Restricted Shares may not be sold or transferred during the Restricted Period as provided in Section 5.a. and the Restricted Shares shall be forfeited if during the Restricted Period the Executive violates any provision of Section 2 or 3.

        f. The Corporation agrees to issue the Restricted Shares registered in the name of the Executive upon execution of this Agreement. Thereafter the Executive shall have all of the rights of a stockholder of the Corporation with respect to such shares, including the right to receive dividends and to vote, subject to this Agreement. If any of the shares are forfeited, the Executive authorizes the Corporation to cancel the shares and the certificates for the shares and irrevocably appoints the Corporation as its attorney-in-fact for this purpose. The Corporation will hold certificates representing the shares until the Restricted Period has lapsed or terminated. Upon lapse or termination of the Restricted Period, the Corporation will deliver to the Executive a certificate representing the shares. Certificates delivered to the Executive evidencing such shares may bear a legend to the effect that they may be sold, pledged or otherwise transferred only in accordance with applicable federal and state securities laws. The Executive agrees to sell or transfer such shares only in accordance with applicable laws.

        g. The Executive shall be entitled to receive dividends and distributions paid by the Corporation with respect to the shares subject to the following. Dividends paid by the Corporation in cash with respect to the shares shall be paid to the Executive as and when paid by the Corporation to its stockholders, and the Executive shall be entitled to retain such cash dividends notwithstanding subsequent forfeiture of the shares. Dividends paid by the Corporation in stock or other property or shares issued with respect to Common Stock in connection with a stock split, reclassification of shares or recapitalization of the Corporation, shall be issued in the name of the Executive but retained by the Corporation until expiration of the Restricted Period and, in the event of a forfeiture, shall be retained by the Corporation without payment of any consideration to the Executive.

    6.  Payments.

        a. If the Executive's employment ends (i) as a result of the Executive's retirement, resignation or otherwise voluntarily by the Executive or (ii) for Cause (as defined below) by the Company, the Company may elect by written notice to the Executive sent within 30 business days following the end of the Executive's employment, to commence making the payments set forth in
Section 6.c. ("Non-Compete Payments") during the Restricted Period, in which event the Executive shall be required to comply with Section 2 of this Agreement. If the Company does not make such election, the Executive shall not be required to comply with Section 2 of this Agreement. During the 30 business day notice period under this Section 6.a. the Executive shall be required to comply with Section 2 of the Agreement unless the Company sends a written notice to the Executive stating that the Company will not require such compliance.

        b. If the Executive's employment is terminated by the Company without Cause, the Company shall make the Non-Compete Payments during the Restricted Period and the Executive shall be required to comply with Section 2 of this Agreement.

        c. The Non-Compete Payments will be an amount equal to the Executive's salary at the time of the Executive's employment termination payable in bi-weekly installments.

        d. If the Executive fails to comply with Section 2 or 3 of this Agreement, the Company will not be obligated to make the Non-Compete Payments.

        e. The Company will not be obligated to make the Non-Compete Payments if the Executive receives a payment under the Company's Supplemental Executive Retirement Plan. In such case, the Executive shall still be required to comply with Section 2 of this Agreement.

        f. For purposes of this Agreement, "Cause" shall mean the occurrence of one of the following:

          (i) A conviction of the Executive of (i) a felony or (ii) any lesser crime or offense than a felony involving the property of the Company, provided that such lesser crime or offense causes demonstrable and serious injury to the Company, monetary or otherwise.

          (ii) The willful engaging by the Executive in conduct which has caused demonstrable and serious injury to the Company, monetary or otherwise, as evidenced by a determination in a binding and final judgment, order or decree of a court or administrative agency of competent jurisdiction, in effect after exhaustion or lapse of all rights of appeal, in an action, suit or proceeding, whether civil, criminal, administrative or investigative.

          (iii) Willful gross neglect of the Executive's duties, willful gross dereliction of duty or other grave misconduct by the Executive and failure to cure such situation within thirty (30) days after receipt of notice thereof from the Chief Executive Officer of the Corporation or the Bank. For purposes of this Agreement, no act, or failure to act, by an Executive shall be deemed "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Company. Notwithstanding the foregoing, an Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board of Directors of the Corporation at a meeting called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board of Directors), finding that in the good faith opinion of the Board of Directors the Executive is guilty of conduct set forth above in clauses (i),
(ii), or (iii) of this subsection and specifying the particulars thereof in detail.

        g. Following termination of the Executive's employment with the Company, the Executive will be entitled to receive any benefits to which the Executive is entitled under the Company's pension and profit sharing plans and under its other compensation and benefit plans in accordance with the terms of those plans, including provisions, if applicable, for termination, forfeiture or reduction of benefits upon termination of employment or engaging in competition with the Company. No financial benefits will accrue to the Executive under those plans following the end of the Executive's employment by the Company.

        h. The Executive will not, as a condition to receipt of the Non-Compete Payments, be required to seek or accept other employment of any kind, nor will any compensation received by the Executive from another employer be deducted or credited against such payments.

        i. The Executive will not be excused from compliance with Section 2 of this Agreement if the Company has failed to make Non-Compete Payments because the Company believes in good faith that the Executive has violated the terms of this Agreement, even if the Company's belief is incorrect, provided that the Company resumes payments when it determines that its belief is incorrect. In such event, the Executive's only remedy shall be a suit for damages against the Company.

    7.  Other Terms.

        a. In the event of the death or permanent disability of the Executive, this Agreement shall terminate and the Executive shall not be entitled to receive any Non-Compete Payments.

        b. This Agreement represents the entire agreement, and supersedes all prior and contemporaneous agreements and understandings, relative to the same subject matter. Except as set forth below, this Agreement does not affect or amend prior agreements as to the Company's benefit plans available generally to employees, the Corporation's Supplemental Executive Retirement Plan if applicable, split dollar insurance agreements if applicable, stock option and restricted stock agreements if applicable, and any Executive Deferred Compensation Plan agreements with the Executive. Notwithstanding the preceding sentence, the Company and the Executive agree that the term "competition" in the Corporation's Supplemental Executive Retirement Plan and in the Policies adopted under the Corporation's 1997 Long Term Incentive Plan shall be interpreted to include the activities described in Section 2 of this Agreement.

        b. This Agreement may not be amended or changed, and neither party shall be deemed to have waived any provision of this Agreement, unless the amendment or change or waiver is set forth in a writing signed by a duly authorized officer of the Company and by the Executive. The failure of either party to enforce any term of this Agreement shall not constitute a waiver of any rights or deprive the party of the right to insist thereafter upon strict adherence to that or any other term of this Agreement, nor shall a waiver of any breach of this Agreement constitute a waiver of any preceding or succeeding breach.

        c. The Executive acknowledges that the Executive has read and understands each provision of this Agreement and has had an opportunity for counsel of the Executive's choice to review this Agreement and that no promises or inducements have been made for the Executive to sign this Agreement except as expressly set forth in this Agreement.

        d. The Executive agrees to pay to the Company any federal, state and local income and other taxes required by law to be withheld with respect to any compensation, benefit or other action taken by or pursuant to this Agreement, including, without limitation, any taxes payable with respect to vesting of restricted stock. Such payment may be made in cash or, with respect to the vesting of the Restricted Shares, by delivering shares of Common Stock, including shares of Common Stock otherwise deliverable in connection with the vesting of the Restricted Shares, as authorized in the Plan and Policies as the same may be amended from time to time. The Company has the right to deduct from any payment of any kind otherwise due the Executive any such taxes, or to retain or sell without notice a sufficient number of Restricted Shares to be issued to the Executive to cover any such taxes. The Executive shall not be entitled to be "grossed up" with respect to any taxes.

        e. This Agreement shall be interpreted under the laws of the State of Delaware, without regard to principles of conflicts of laws.

        f. The Executive agrees that any breach by the Executive of any provision of Section 2 or 3 of this Agreement would cause the Company irreparable damage and that no remedy available at law would be adequate for such violation. Accordingly, in addition to any other remedies available at law or in equity or under any Company benefit or compensation plan or this Agreement, the Company may immediately seek enforcement of this Agreement in a court of appropriate jurisdiction by means of specific performance or injunction, without posting of a bond, or otherwise.

        g. It is the intention of the parties that this Agreement shall be enforceable to the fullest extent allowed by law. In the event that a court holds any provision of Section 2 or Section 3 of this Agreement to be unenforceable, the parties agree that, if allowed by law, that provision shall be reduced to the degree necessary to render it enforceable without affecting the rest of this Agreement, and, if such reduction is not allowed by law, the parties shall promptly agree in writing to a provision to be substituted therefor which will have an effect as close as possible to the invalid provision that is consistent with applicable law. The invalidity or unenforceability of any provision of this Agreement shall not affect or limit the validity and enforceability of the other provisions hereof.

        h. This Agreement shall inure to the benefit of and be binding upon and enforceable by the Company's successors and assigns, including any successor through merger or purchase of substantially all the assets of the Company.

          IN WITNESS WHEREOF, the parties have executed this Agreement on this ____________ day of ____________, 1999.


WITNESS/ATTEST:                                       EXECUTIVE



______________________________               ______________________________
                                                      Executive


                                                  MBNA CORPORATION


______________________________            By:______________________________

                                                 MBNA AMERICA BANK, N.A.



______________________________            By:______________________________







Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                   For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,138,383  $    869,107
Fixed charges....................................       979,685       910,813
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,144)       (4,965)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  2,115,924  $  1,774,955
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    972,579  $    903,796
Portion of rents representative of the interest
 factor..........................................         7,106         7,017
                                                   ------------  ------------
Fixed charges....................................       979,685       910,813
Preferred stock dividend requirements............        17,234        17,404
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    996,919  $    928,217
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.12          1.91




                                                   For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,138,383  $    869,107
Fixed charges....................................       313,812       311,686
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,160)       (4,981)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,450,035  $  1,175,812
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    306,706  $    304,669
Portion of rents representative of the interest
 factor..........................................         7,106         7,017
                                                   ------------  ------------
Fixed charges....................................       313,812       311,686
Preferred stock dividend requirements............        17,234        17,404
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    331,046  $    329,090
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          4.38          3.57

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

  2. Report dated July 13, 1999, reporting MBNA Corporation's earnings release for the second quarter of 1999.

  3. Report dated July 29, 1999, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  4. Report dated July 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 1999.

  5.  Report dated August 12, 1999, reporting the securitization of
      250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

  6. Report dated August 18, 1999, reporting the securitization of $1.0 billion of credit card receivables by MBNA America Bank, N.A.

  7. Report dated August 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for August 1999.

  8. Report dated September 8, 1999, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

  9. Report dated September 23, 1999, reporting the securitization of $1.0 billion of credit card receivables by MBNA America Bank, N.A.

 10. Report dated September 30, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for September 1999.

 11. Report dated October 7, 1999, reporting MBNA Corporation's earnings release for the third quarter of 1999.

 12. Report dated October 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1999.

 13. Report dated November 5, 1999, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.
                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 MBNA CORPORATION

Date:  November 15, 1999              By:    /s/ M. Scot Kaufman
                                             ------------------------
                                                 M. Scot Kaufman
                                             Executive Vice President
                                             Chief Financial Officer