Form 10-K
period 1999-12-31
MBNA CORP
filed 2000-03-17
CIK 870517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10683

                                MBNA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               52-1713008
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
         1100 NORTH KING STREET                        19884-0131
             WILMINGTON, DE                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (800) 362-6255

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                           WHICH REGISTERED
                    -------------------                       ------------------------
Common Stock, $.01 par value                                  New York Stock Exchange
7 1/2% Cumulative Preferred Stock, Series A                   New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B          New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A,
  guaranteed by MBNA Corporation to the extent described
  therein                                                     New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B,
  guaranteed by MBNA Corporation to the extent described
  therein                                                     New York Stock Exchange
MBNA Capital C 8.25% Trust Originated Preferred Securities,
  Series C, guaranteed by MBNA Corporation to the extent
  described therein                                           New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 3, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant's common stock as reported on the New York Stock Exchange was $15,042,111,224. As of March 3, 2000, there were outstanding 801,781,250 shares of common stock, par value $.01 per share, which stock is the only class of Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2000 ("Definitive Proxy Statement") are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MBNA CORPORATION

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
ITEM 1.    Business....................................................    1
ITEM 2.    Properties..................................................   10
ITEM 3.    Legal Proceedings...........................................   11
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   11
           Executive Officers of the Registrant........................   11
PART II
ITEM 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................   14
ITEM 6.    Selected Financial Data.....................................   14
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   14
ITEM 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   14
ITEM 8.    Financial Statements and Supplementary Data.................   14
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   14
PART III
ITEM 10.   Directors and Executive Officers of the Registrant..........   14
ITEM 11.   Executive Compensation......................................   14
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   14
ITEM 13.   Certain Relationships and Related Transactions..............   14
PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   15
Signatures.............................................................   19

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MBNA Corporation (the "Corporation"), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the "Bank"), a national bank organized in January 1991 as the successor to a national bank formed in 1982 and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA International Bank Limited ("MBNA Europe") formed in 1993 and located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") formed in 1997. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of affinity credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products.

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

     The Corporation also offers home equity loans and airplane loans to individuals through MBNA Consumer Services, Inc.

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

  Insurance

     The Corporation offers credit insurance to credit card Customers of the Bank, MBNA Europe and MBNA Canada. It also offers automobile insurance and life insurance through the Bank to Customers. During 1999, the Corporation began marketing automobile insurance offered by American International Group, Inc., its new insurance underwriter.

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

     The Corporation also offers co-branded cards through relationships with commercial firms, including professional sports teams. These programs typically include incentives for Customers to purchase services or merchandise from the co-branding firm. The Corporation also offers unsecured installment loans through retailers.

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

     The Corporation conducts marketing activities in the United States through MBNA Marketing Systems, Inc., a subsidiary of the Bank. The Corporation markets credit cards and other consumer loans in the United Kingdom through MBNA Europe and in Canada through MBNA Canada.

     The Corporation selectively purchases credit card loan portfolios from other credit card issuers. Generally, the Corporation purchases portfolios when it can also obtain endorsements from the seller for an ongoing program or from third parties.

     MBNA Marketing Systems, Inc. has regional centers in Maine, Ohio, Texas, Maryland, Florida and California and sales offices in New York City, Chicago and Atlanta. MBNA Europe has its headquarters in Chester, England and sales and marketing offices in London, England, Dublin, Ireland and Edinburgh, Scotland. MBNA Canada has its headquarters in Gloucester, Ontario and a sales and marketing office in Montreal, Quebec. These regional centers and sales offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing.

     MBNA Marketing Systems, Inc. has 16 telemarketing facilities in 8 states. As of December 31, 1999, it employed approximately 3,400 people in telemarketing, the majority of whom worked part-time. The telemarketing organization generates new accounts by calling prospects obtained from membership lists of endorsing organizations and other prospect lists.

CREDIT

     The Corporation makes credit decisions by combining sophisticated technology and predictive models with the insight of a credit analyst. Approved credit applications are reviewed individually by a credit analyst, who assigns a credit line based on a review of the potential Customer's financial history and capacity to repay.

Less than half of the credit applications received by the Corporation in 1999 were approved. Credit analysts review credit reports obtained through an independent credit reporting agency, and use a delinquency probability model to assist them in reaching a credit decision for each applicant. Credit analysts also review and verify other information, such as employment and income, when necessary to make a credit decision. Further levels of review are automatically triggered, depending upon the level of risk indicated by the delinquency probability model and a combination of other factors indicative of credit quality. Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation's Loan Review Department independently reviews selected applications to ensure quality and consistency. The Corporation's losses have been consistently below reported MasterCard and Visa industry averages.

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

COLLECTION (CUSTOMER ASSISTANCE)

     The Corporation's collection (Customer Assistance) philosophy, based on a persistent yet professional approach, is to work with each past due Customer at an early stage of delinquency. The Corporation employs several computerized systems to assist in the collection of past due accounts. These systems analyze each Customer's purchase and repayment habits, and select accounts for initial contact with the objective of contacting the highest risk accounts first. Customers who are experiencing significant financial problems and who may consider filing for bankruptcy are referred to a specialized group of people who have been educated on effective alternatives to bankruptcy, including debt counseling, reduced interest rates and fixed payment arrangements.

     Accounts are worked continually, by market sector, at each stage of delinquency through the 180-day past due level. As an account enters the 180-day delinquency level, it is classified as a potential charge-off. Accounts failing to make a payment during the 180-day cycle are written off. Managers may defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all exceptions to charge-off.

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

     If an account has been charged-off, it may be sold to a third party vendor or retained by the Corporation for collection. The Corporation has entered into contracts for the sale of these accounts which provide pricing which is comparable to amounts which were realized from previous charge-off collection efforts, after the deduction of the costs of collection.

     In February 1999, the Federal Financial Institutions Examinations Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation expects to complete and implement the guidelines prior to or on December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated statement of income for the year ended December 31, 2000.

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

TECHNOLOGY

     The Corporation uses sophisticated systems and technology in all aspects of its business operations to enhance Customer service and improve efficiency. These systems include marketing databases, advanced telecommunications networks to support Customer service and telemarketing, a credit decisioning system which processes credit card applications with on-line credit bureaus to support credit, neural networks to identify and prevent fraud, and selective statement insertion for customizing communications with Customers. These systems enable the Corporation to implement customized marketing and service strategies for endorsed organizations. The Corporation relies primarily on internal development of technology solutions to ensure the flexibility, quality and responsiveness of computer and telecommunication systems needed in its business. For a discussion of Year 2000 compliance, see "Year 2000 Readiness Disclosure" on pages 31 through 32 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference.

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

INTERNATIONAL

     The Corporation's international activities are primarily performed through the Bank's two foreign bank subsidiaries, MBNA Europe and MBNA Canada. The Corporation has been marketing credit card and other consumer loan products through MBNA Europe since 1993 and credit card products through MBNA Canada since 1998. The Corporation uses substantially the same business strategy and operating methods in its international activities as it does in the United States. Although MBNA Europe relies on third party vendors for some processing functions, it uses substantially the same systems as are used in the United States. See "Note T: Foreign Activities" on page 64 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference, for certain financial information on the Corporation's international activities.

REGULATORY MATTERS

  General

     As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA") and to the BHCA's examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies generally are prohibited under the BHCA from engaging in non-banking activities, subject to certain exceptions. The recently enacted Gramm-Leach-Bliley Act, discussed below, broadened the range of permissible activities that are deemed financial in nature.

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

     The Bank is subject to supervision and examination by the OCC, the Bank's primary regulator. The Bank is insured by, and therefore also is subject to the regulations of, the FDIC and is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

     MBNA Europe is subject to regulation and supervision by the Financial Services Authority, the Federal Reserve Board and the OCC. MBNA Canada is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation, the Federal Reserve Board and the OCC.

  Dividends

     The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank is subject to limitations on the dividends it may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See "Dividend Limitations" on pages 35 and 36 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference. In addition, both the Corporation and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

  Borrowings by the Corporation

     There are various legal restrictions on the extent to which the Corporation may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with, the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and the aggregate of such transactions are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10 percent of the Bank's capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank's capital stock and surplus.

     Extensions of credit and other transactions between the Bank and the Corporation must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions between the Bank and non-affiliated companies.

  Capital Requirements

     The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is subject to similar capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders' equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 risk-based capital"). The remainder ("Total risk-based capital") may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of reserves for possible credit losses. In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 risk-based capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that have the agency's highest supervisory rating or have implemented the Federal Reserve's market risk capital measure, and 4% for all other bank holding companies. See "Table 9: Regulatory Capital Ratios" on page 34 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference. Bank holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

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

     FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates; there are no such restrictions on a bank that is well capitalized. As of December 31, 1999 the Bank met the FDIC's definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be "well capitalized" if it maintains a ratio of Tier 1 risk-based capital to risk-adjusted assets of at least 6%, a ratio of total risk-based capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 1999, the Bank had brokered deposits of $5.1 billion.

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

     The Deposit Insurance Funds Act of 1996 ("DIFA") also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 2.12 cents per $100 of deposits.

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

  Insurance

     Section 92 of the National Bank Act authorizes the Bank to engage in the business of insurance as an agency from a place of less than 5,000 people. In order to conduct an agency business the Bank must obtain licensing approval in each state in which it intends to operate and is subject to state regulation on agency and agent licensing, disclosure requirements, policy delivery and other matters. State requirements which are so burdensome or onerous as to significantly interfere with the exercise by a national bank of the powers granted to it under Section 92 are preempted, subject to certain exemptions. In addition, as discussed below, the Gramm-Leach-Bliley Act allows qualifying financial holding companies to engage in insurance agency and underwriting activities and financial subsidiaries of national banks to engage in insurance agency activities. State laws that would prevent the exercise of such powers are preempted.

  Financial Modernization Legislation: The Gramm-Leach-Bliley Act

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

          - allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

          - allows insurers and other financial services companies to acquire banks;

          - removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

          - establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

     The Gramm-Leach-Bliley Act also allows a national bank to own a financial subsidiary engaged in certain of the nonbanking activities authorized for financial holding companies. The national bank must meet certain requirements, including that it and all of its depository institution affiliates be well capitalized and well managed. Also, to commence any new activity or acquire any company engaged in any new activity, the national bank must have at least a "satisfactory" Community Reinvestment Act examination rating. In addition, it must obtain approval of the OCC.

     The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

EMPLOYEES

     As of December 31, 1999, the Corporation had approximately 22,000 employees.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     From time to time the Corporation may make forward-looking oral or written statements concerning the Corporation's future performance. Such statements are subject to risks and uncertainties that may cause the Corporation's actual performance to differ materially from that set forth in such forward-looking statements. Words such as "believe", "expect", "anticipate", "intend" or similar expressions are intended to identify forward-looking statements. Such statements speak only as of the date on which they are made. The Corporation undertakes no obligation to update publicly or revise any such statements. Factors which could cause the Corporation's actual financial and other results to differ materially from those projected by the Corporation in forward-looking statements include, but are not limited to the following:

  Competition

     The Corporation's business is highly competitive. See "Competition" above. Competition from other lenders could affect the Corporation's loans outstanding, Customer retention, and the rates and fees charged on the Corporation's loans.

  Economic Conditions

     The Corporation's business is affected by general economic conditions beyond the Corporation's control, including employment levels, consumer confidence, and interest rates. A recession or slowdown in the economy of the United States or in other markets in which the Corporation does business may cause an increase in delinquencies and credit losses and reduce new account growth and charge volume.

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

  Interest Rate Increases

     An increase in interest rates could increase the Corporation's cost of funds and reduce the net interest margin. The Corporation's ability to manage the risk of interest rate increases in the United States and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See "Interest Rate Sensitivity" on page 38 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation's efforts to manage interest rate risk.

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

  Customer Behavior

     The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation's performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets.

  New Products and Markets

     The Corporation's performance could be affected by difficulties or delays in the development of new products or services, including products or services beyond credit card and other consumer loans, and in the expansion into new international markets. These may include failure of Customers to accept products or services when planned, losses associated with the testing of new products, services or markets, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services or in new markets, which may affect the success of such efforts.

  Growth

     The growth of the Corporation's existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire qualified people, obtain funding for significant capital investments, and selectively pursue loan portfolio acquisitions.

  Legal and Regulatory

     The banking and consumer credit industry is subject to extensive regulation. Changes in the laws and regulations and in policies applied by banking or other regulators affecting banking, consumer credit, bankruptcy, privacy or other matters could impact the Corporation's performance. For example, in recent years Congress has considered legislation which would have had the effect of limiting the interest rate that could be charged on credit card accounts. In addition, the Corporation could incur unanticipated litigation or compliance costs.

ITEM 2.  PROPERTIES

     The Corporation has approximately 3,000,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware. The majority of these facilities were designed and built expressly for the Corporation's credit card operations. These complexes include space for future expansion.

     MBNA Information Services conducts its processing from an approximately 587,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 300,000 square feet of office space at the Corporation's facilities in Newark, Delaware.

     MBNA Marketing Systems, Inc. has regional offices in Camden and Belfast, Maine, Cleveland, Ohio, Dallas, Texas (part of Information Services' facility), Boca Raton, Florida and Hunt Valley, Maryland. These facilities are owned by the Corporation.

     MBNA Marketing Systems, Inc. has a leased regional office in San Francisco and leased sales offices in New York City, Chicago and Atlanta. Marketing Systems leases telesales facilities in Delaware, Maine, New Hampshire, Ohio and Pennsylvania.

     MBNA Europe has approximately 272,000 square feet of administrative offices and credit card facilities that it owns in Chester, England. It is constructing additional expansion space in Chester. It has leased sales offices in London, England and Edinburgh, Scotland and it conducts operations in Ireland from a leased facility in Dublin, Ireland.

     MBNA Canada has approximately 79,000 square feet of leased office space for its credit card operations in Gloucester and Montreal, Quebec.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders of the Corporation.

                            ------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Corporation's executive officers is set forth below.

     Alfred Lerner (66) has been Chief Executive Officer of MBNA Corporation and Chairman of its Board of Directors since January 1991 and a director of the Bank since December 1991. He has more than 25 years of management experience in banking and finance. He has been Chairman of The Town and Country Trust since 1993 and was Chief Executive Officer from 1993 until 1997. He has been Chairman and owner of the Cleveland Browns since October 1998. A graduate of Columbia University and Vice Chairman of its Board of Trustees, Mr. Lerner is also President of the Cleveland Clinic Foundation and a member of its Board of Trustees. He is also a trustee of New York Presbyterian Hospital and Case Western Reserve University, and a member of the Board of Directors of the Marine Corps Law Enforcement Foundation.

     Charles M. Cawley (59) has been President and a director of the Corporation and Chairman and Chief Executive Officer of the Bank since January 1991. He has more than 36 years of management experience in the financial services industry and was the senior member of the group that established the Bank in 1982. He has served as Chief Executive Officer of the Bank since 1990, and as President since 1985. He has been a director of the Bank since 1982. A graduate of Georgetown University and a member of its Board of Directors, Mr. Cawley also serves on the boards of the University of Delaware, the Eisenhower Exchange Fellowships, the American Architectural Foundation, the Marine Corps Law Enforcement Foundation, America's Promise and the Owl's Head Transportation Museum. He is Chairman of the Board of the Grand Opera House in Wilmington, Delaware and serves as a member of the Board of Trustees of St. Benedict's Preparatory School.

     John R. Cochran III (48) oversees all business development and marketing activities, including sales, marketing, advertising, regional marketing, telemarketing, and group administration. He is also responsible for Customer satisfaction, community relations, and external affairs. He has been a Senior Executive Vice President of the Corporation and an Executive Vice Chairman of the Bank since November 1998. He has served as the Chief Marketing Officer since April 1991. He has 27 years of management experience in the financial services industry and was a member of the group that established the Bank in 1982. He has been a director of the Bank since 1986.

     Bruce L. Hammonds (51) oversees credit, Customer assistance, consumer finance, control, and information services. He is also responsible for MBNA Europe, MBNA Canada, and MBNA Consumer Services. He has been a Senior Executive Vice President of the Corporation and an Executive Vice Chairman of the Bank since November 1998. He has served as the Chief Operating Officer since 1990. He has 30 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

     M. Scot Kaufman (50) oversees accounting, finance, and treasury activities. He is also responsible for administrative services and personnel. He has been a Senior Executive Vice President of the Corporation since January 2000, Treasurer since January 1991, Chief Accounting Officer since July 1991, and Chief Financial Officer since July 1992. He has served as Executive Vice Chairman of the Bank since January 2000 and as its Chief Financial Officer since 1985. He has 29 years of experience in the financial services industry and has been with the Bank since 1985. He has been a director of the Bank since 1986.

     Gregg Bacchieri (44) oversees consumer finance. He has been an Executive Vice President of the Corporation since July 1997 and Senior Vice Chairman of the Bank since November 1998. He has 21 years of management experience in retail lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since July 1997.

     Ronald W. Davies (58) oversees MBNA Hallmark Information Services, which provides the Corporation with telecommunications, production operations, information systems, and systems operations and development. He has been an Executive Vice President of the Corporation since October 1991. He has served as Senior Vice Chairman of the Bank since December 1997 and Chief Technology Officer of the Bank since April 1991. He has served as Chairman and Chief Executive Officer of MBNA Hallmark Information Services, Inc. since August 1991. He has 35 years of experience in information systems and technology management and has been with the Corporation since 1991. He has been a director of the Bank since April 1991.

     Charles C. Krulak (58) oversees administrative services, audit, benefits, compensation, compliance, personnel, quality assurance and risk management. He joined the Corporation in August 1999 as an Executive Vice President of the Corporation and as a Senior Vice Chairman and director of the Bank. Prior to joining the Corporation, he had a 35 year career in the U.S. Marine Corp, including serving four years as Commandant.

     Richard K. Struthers (44) oversees international, insurance, deposit, travel, business card and portfolio acquisition activities. He has been an Executive Vice President of the Corporation since April 1997. He has served as Senior Vice Chairman of the Bank since December 1997. He has 22 years of experience in consumer lending and was a member of the group that established the Bank in 1982. He has been a director of the Bank since January 1997.

     Lance L. Weaver (45) oversees corporate affairs, law, industry relations, real estate, communications, community initiatives and The MBNA Foundation. He has been an Executive Vice President of the Corporation since April 1994. He has served as Senior Vice Chairman of the Bank since July 1997 and served as Chief Administrative Officer of the Bank from February 1993 until August 1999. He has 25 years of experience in consumer lending and administration and has been with the Corporation since 1991. He has been a director of the Bank since February 1993.

     Kenneth F. Boehl (45) oversees risk management and personnel activities. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since July 1997. He has been the Senior Control Officer of the Bank since April 1992. He has 24 years of experience in financial management and has been with the Corporation since 1988. He has been a director of the Bank since July 1997.

     Jules J. Bonavolonta (59) oversees special operations, operating services and facility management. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since October 1997. Prior to joining the Corporation, he served as President of Universal Network, Inc., a security consulting firm, from August 1995 to March 1997. He was director of corporate security for Consolidated Edison of New York from January 1991 to August 1992 and for Republic National Bank of New York from August 1992 to July 1995. He had a 23 year career with the Federal Bureau of Investigation which included extensive experience in domestic and international investigations, including as Chief of the Organized Crime and Narcotics Division. He joined the Corporation in March 1997 and has been a director of the Bank since October 1997.

     Michael G. Rhodes (34) oversees marketing. He has been an Executive Vice President of the Corporation and a Vice Chairman and Director of the Bank since August 1998. He joined the Corporation in 1994. He is Mr. Cawley's son-in-law.

     John W. Scheflen (53) oversees corporate affairs, government affairs and law. He has been an Executive Vice President, General Counsel and Secretary of the Corporation and Secretary and Cashier of the Bank since March 1992. He has been a Vice Chairman and director of the Bank since September 1998. Prior to joining the Corporation he was a partner with Venable, Baetjer and Howard from 1984 to March 1992. He has 25 years of experience in law and has been with the Corporation since 1992.

     Michelle D. Shepherd (33) oversees advertising, including the Corporation's in-house advertising, database marketing, direct response marketing, research and development, and loyalty marketing. She has been an Executive Vice President of the Corporation and a Vice Chairwoman and director of the Bank since January 2000. She has been with the Company since 1985.

     David W. Spartin (42) oversees investor relations, media relations, and communications. He has been an Executive Vice President of the Corporation since April 1997 and has served as Vice Chairman of the Bank since March 1997. He has 21 years of experience in the financial services industry and has been with the Corporation since 1991. He has been a director of the Bank since March 1997.

     Vernon H. C. Wright (57) oversees foreign and domestic treasury activities, including securitization, investments and funding, and corporate finance activities. He has been an Executive Vice President and Chief Corporate Finance Officer of the Corporation and Chief Corporate Finance Officer of the Bank since July 1992. He has been Vice Chairman of the Bank since September 1995. He has more than 31 years of experience in retail and commercial lending and has been with the Corporation since 1991. He has been a director of the Bank since November 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     "Common Stock Price Range and Dividends" on page 74 and "Dividend Limitations" on pages 35 and 36 of the 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Ten-Year Statistical Summary" on pages 22 and 23 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 41 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Interest Rate Sensitivity" on pages 38 and 39 and "Foreign Currency Exchange Rate Sensitivity" on page 38 of the 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements, the "Report of Independent Auditors", and the "Summary of Consolidated Quarterly Financial Information" on pages 44 through 72 of the 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" on pages 4 and 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 3 in the Definitive Proxy Statement are incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Compensation Committee Interlocks and Insider Participation" on page 11 and "Certain Relationships" on page 12 in the Definitive Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. The following consolidated financial statements of MBNA Corporation and subsidiaries are incorporated herein by reference from the pages designated in the 1999 Annual Report to Stockholders:

                                                              PAGE
                                                              -----
Consolidated Statements of Financial Condition, December 31,
  1999 and 1998.............................................     44
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................     45
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......     46
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     47
Notes to the Consolidated Financial Statements..............  48-70
Report of Independent Auditors..............................     71

     2.  Financial Statement Schedules

     No Financial Statement Schedules are required to be filed.

     3.  Exhibits:

          The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant's Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K, the 1997 Form 10-K and the 1998 Form 10-K are to the Registrant's Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998, respectively.

Exhibit 3.1              Articles of Incorporation, as amended and supplemented
                         (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2              By-laws, as amended.
Exhibit 4.1*             Senior Indenture dated as of September 29, 1992, between the
                         Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2*             Subordinated Indenture, dated as of November 24, 1992,
                         between the Registrant and Harris Trust and Savings Bank, as
                         Trustee.
Exhibit 4.3*             Fiscal and Paying Agency Agreement, dated September 21,
                         1992, between MBNA America Bank, N.A. and Harris Trust and
                         Savings Bank, as Fiscal and Paying Agent, for the 7.25%
                         Subordinated Notes due 2002.
Exhibit 4.4*             Issuing and Paying Agency Agreement dated as of December 10,
                         1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First
                         Trust of New York, National Association.
Exhibit 4.5              Junior Subordinated Indenture between the Registrant and The
                         Bank of New York, as Debenture Trustee (incorporated by
                         reference to Exhibit 4(c) of 1997 Form S-4).

Exhibit 4.6              Amended and Restated Trust Agreement, dated as of December
                         18, 1996, between the Registrant and The Bank of New York
                         (incorporated by reference to Exhibit 4.6 of 1996 Form
                         10-K).
Exhibit 4.7              Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by
                         reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.8              Amended and Restated Trust Agreement, dated as of January
                         23, 1997, between the Registrant and The Bank of New York
                         (incorporated by reference to Exhibit 4.8 of 1996 Form
                         10-K).
Exhibit 4.9              Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by
                         reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.10             Amended and Restated Trust Agreement, dated as of February
                         24, 1997, between the Registrant and The Bank of New York
                         (incorporated by reference to Exhibit 4(e)(4) of the 1997
                         Form S-4).
Exhibit 4.11             Guarantee Agreement, dated as of March 31, 1997 between the
                         Registrant and The Bank of New York (incorporated by
                         reference to Exhibit 4.11 of 1997 Form 10-K).
Exhibit 4.12             Agency Agreement, dated as of July 17, 1997, among MBNA
                         America Bank, N.A., as Issuer, The First National Bank of
                         Chicago, as Global Agent, The First National Bank of
                         Chicago, London Office, as London Paying Agent and London
                         Issuing Agent, The First National Bank of Chicago, New York
                         Office, as NY Paying Agent and Registrar, and Banque
                         Indosuez Luxembourg, as Luxembourg Paying Agent and Transfer
                         Agent, for the Global Bank Note Program.
Exhibit 10.1             Tax Sharing and Indemnity Agreement with MNC Financial
                         (incorporated by reference to Exhibit 10.2 of 1990 Form
                         S-1).
Exhibit 10.2             License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.3             License Agreement with VISA (incorporated by reference to
                         Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.4             Share Purchase Agreement with Alfred Lerner (including
                         Registration Rights Agreement) (incorporated by reference to
                         Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.5             Amended and Restated Competitive Advance and Revolving
                         Credit Facility Agreement, dated as of January 15, 1997,
                         among MBNA America Bank, N.A., certain lenders and Chase
                         Manhattan Bank, as Agent (incorporated by reference to
                         Exhibit 10.5 of 1996 Form 10-K).
Exhibit 10.6             Amendments dated October 1, 1997, March 9, 1998 and
                         September 29, 1999 to the Credit Agreement, dated as of
                         October 5, 1994, between Registrant and The Bank of New York
                         (the Amendment dated September 30, 1998 is incorporated by reference to Exhibit 10.7 of 1998 Form 10-K, the Amendment dated October 2, 1996 and the Amendment dated June 28, 1996 are incorporated by reference to Exhibit 10.7 of 1996 Form
                         10-K, the Amendment dated October 4, 1995 is incorporated by reference to Exhibit 10.7 of 1995 Form 10-K and the original
                         Agreement is incorporated by reference to Exhibit 10.8 of
                         1994 Form 10-K).
Exhibit 10.7**           Form of Executive Non-Compete Agreement (incorporated by
                         reference to Exhibit 10 of Form 10-Q for the quarter ended
                         September 30, 1999).

Exhibit 10.8**           1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended
                         March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and
                         forms of Stock Option Agreements (1993 agreement
                         incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit
                         10.8 of 1995 Form 10-K).
Exhibit 10.9**           1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended
                         March 31, 1999) and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).
Exhibit 10.10**          Form of Restricted Stock Agreement (incorporated by
                         reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.11**          MBNA Corporation Supplemental Executive Retirement Plan, as
                         amended and restated (incorporated by reference to Exhibit
                         10.11 of 1998 Form 10-K).
Exhibit 10.12**          Assumed Deferred Compensation Plans (1989 Deferred
                         Compensation Plan incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan
                         incorporated by reference to Exhibit 10.14 of 1993 Form
                         10-K).
Exhibit 10.13**          MBNA Corporation Senior Executive Performance Plan
                         (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1997).
Exhibit 10.14**          Form of Split Dollar Agreement (incorporated by reference to
                         Exhibit 10.18 of 1992 Form 10-K).
Exhibit 10.15**          Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by
                         reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 10.16            Amended and Restated Multicurrency Revolving Credit Facility
                         Agreement dated as of October 11, 1996, among MBNA
                         International Bank Limited, certain lenders and The First
                         National Bank of Chicago, as Agent (incorporated by
                         reference to Exhibit 10.16 of 1997 Form 10-K).
Exhibit 12               Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividend Requirements.
Exhibit 13               1999 Annual Report to Stockholders.
Exhibit 21               Subsidiaries of the Corporation.
Exhibit 23               Consent of Independent Auditors.
Exhibit 27               Financial Data Schedule.

---------------
 * The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     4.  Reports on Form 8-K

          1. Report dated October 7, 1999, reporting MBNA Corporation's earnings release for the third quarter of 1999.

          2. Report dated October 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 1999.

          3. Report dated November 5, 1999, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

          4. Report dated November 30, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for November 1999.

          5. Report dated December 1, 1999, reporting the securitization of $500.0 million of credit card receivables by MBNA America Bank, N.A.

          6. Report dated December 9, 1999, reporting the securitization of
     250.0 million pounds sterling of credit card receivables by MBNA International Bank Limited.

          7. Report dated December 31, 1999, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for December 1999.

          8. Report dated January 10, 2000, reporting MBNA Corporation's earnings release for the fourth quarter of 1999.

          9. Report dated January 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 2000.

          10. Report dated February 29, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 2000.

          11. Report dated March 8, 2000, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

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

March 17, 2000

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
/s/ ALFRED LERNER                           Chairman, Chief Executive Officer and     March 17, 2000
------------------------------------------    Director (principal executive officer)
Alfred Lerner

/s/ CHARLES M. CAWLEY                       President and Director                    March 17, 2000
------------------------------------------
Charles M. Cawley

/s/ M. SCOT KAUFMAN                         Senior Executive Vice President and       March 17, 2000
------------------------------------------    Treasurer (principal financial and
M. Scot Kaufman                               accounting officer)

/s/ JAMES H. BERICK                         Director                                  March 17, 2000
------------------------------------------
James H. Berick, Esq.

/s/ BENJAMIN R. CIVILETTI                   Director                                  March 17, 2000
------------------------------------------
Benjamin R. Civiletti, Esq.

/s/ RANDOLPH D. LERNER                      Director                                  March 17, 2000
------------------------------------------
Randolph D. Lerner, Esq.

/s/ STUART L. MARKOWITZ                     Director                                  March 17, 2000
------------------------------------------
Stuart L. Markowitz, M.D.

/s/ MICHAEL ROSENTHAL                       Director                                  March 17, 2000
------------------------------------------
Michael Rosenthal, Ph.D.

                       [LOGO]  PRINTED ON RECYCLED PAPER

                                 EXHIBIT INDEX

     The following exhibits are filed with the MBNA Corporation annual report on Form 10-K for the fiscal year ended December 31, 1999:

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
3.2       By-laws, as amended.
4.12      Agency Agreement, dated as of July 17, 1997, among MBNA
          America Bank, N.A., as Issuer, The First National Bank of
          Chicago, as Global Agent, The First National Bank of
          Chicago, London Office, as London Paying Agent and London
          Issuing Agent, The First National Bank of Chicago, New York
          Office, as NY Paying Agent and Registrar, and Banque
          Indosuez Luxembourg, as Luxembourg Paying Agent and Transfer
          Agent, for the Global Bank Note Program.
10.6      Amendments dated October 1, 1997, March 9, 1998 and
          September 29, 1999 to the Credit Agreement, dated as of
          October 5, 1994, between Registrant and The Bank of New York
          (the Amendment dated September 30, 1998 is incorporated by reference to Exhibit 10.7 of 1998 Form 10-K, the Amendment dated October 2, 1996 and the Amendment dated June 28, 1996 are incorporated by reference to Exhibit 10.7 of 1996 Form
          10-K, the Amendment dated October 4, 1995 is incorporated by reference to Exhibit 10.7 of 1995 Form 10-K and the original
          Agreement is incorporated by reference to Exhibit 10.8 of
          1994 Form 10-K).
12        Computation of Ratio of Earnings to Combined Fixed Charges
          and Preferred Stock Dividend Requirements.
13        1999 Annual Report to Stockholders.
21        Subsidiaries of the Corporation.
23        Consent of Independent Auditors.
27        Financial Data Schedule.