Form 10-Q
period 2000-03-31
MBNA CORP
filed 2000-05-15
CIK 870517

213


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                              -------------------------------------------------
                                      or

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
Yes      x     No
    ----------   ----------
              Common Stock, $.01 Par Value - 801,781,250 Shares
                     Outstanding as of March 31, 2000
                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           March 31, 2000 (unaudited) and December 31, 1999

           Consolidated Statements of Income -                               3
           For the Three Months Ended March 31, 2000 and 1999
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Three Months Ended March 31, 2000 and 1999
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Three Months Ended March 31, 2000 and 1999
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      16
           and Results of Operations (unaudited)


           Supplemental Financial Information (unaudited)                   40


                        Part II - Other Information

Item 1.    Legal Proceedings                                                41

Item 4.    Submission of Matters to a Vote of Security Holders              42

Item 6.    Exhibits and Reports on Form 8-K                                 43

Signature                                                                  214
                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      March 31,   December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    514,143  $    488,386
Interest-earning time deposits in other banks.....     1,393,206     1,525,748
Federal funds sold and securities purchased
 under resale agreements..........................       428,000             -
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,801,040 and $2,772,305 at
   March 31, 2000 and December 31, 1999,
   respectively)..................................     2,779,895     2,752,663
  Held-to-maturity (market value of $275,757
   and $264,832 at March 31, 2000 and
   December 31, 1999, respectively)...............       304,621       293,641
Loans held for securitization.....................     8,172,508     9,692,616
Loans:
  Credit card.....................................     6,579,232     6,060,564
  Other consumer..................................     2,759,807     1,910,529
                                                    ------------  ------------
    Total loans...................................     9,339,039     7,971,093
  Reserve for possible credit losses..............      (368,108)     (355,959)
                                                    ------------  ------------
    Net loans.....................................     8,970,931     7,615,134
Premises and equipment, net.......................     1,661,341     1,659,446
Accrued income receivable.........................       189,631       216,867
Accounts receivable from securitizations..........     4,345,292     4,128,046
Prepaid expenses and deferred charges.............       307,515       274,894
Other assets......................................     2,352,381     2,211,691
                                                    ------------  ------------
    Total assets..................................  $ 31,419,464  $ 30,859,132
                                                    ============  ============




                                                      March 31,   December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 14,040,221  $ 13,700,508
  Money market deposit accounts...................     4,533,533     4,397,909
  Noninterest-bearing demand deposits.............       622,831       567,686
  Interest-bearing transaction accounts...........        40,517        39,388
  Savings accounts................................         9,688         9,262
                                                    ------------  ------------
    Total deposits................................    19,246,790    18,714,753
Short-term borrowings.............................       625,573     1,039,004
Long-term debt and bank notes.....................     5,832,888     5,708,880
Accrued interest payable..........................       189,291       182,990
Accrued expenses and other liabilities............     1,233,756     1,014,062
                                                    ------------  ------------
    Total liabilities.............................    27,128,298    26,659,689

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at March 31, 2000 and
 December 31, 1999)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 801,781,250 shares issued
 and outstanding at March 31, 2000 and
 December 31, 1999)...............................         8,018         8,018
Additional paid-in capital........................     1,237,389     1,305,935
Retained earnings.................................     3,064,667     2,897,964
Accumulated other comprehensive income............       (18,994)      (12,560)
                                                    ------------  ------------
    Total stockholders' equity....................     4,291,166     4,199,443
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 31,419,464  $ 30,859,132
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

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
                                                             (unaudited)
INTEREST INCOME
Loans..............................................  $    268,116  $    381,827
Investment securities:
  Taxable..........................................        41,420        24,321
  Tax-exempt.......................................           968           877
Time deposits in other banks.......................        19,161        40,549
Federal funds sold and securities purchased
 under resale agreements...........................         7,826        18,221
Loans held for securitization......................       329,195        75,553
                                                     ------------  ------------
    Total interest income..........................       666,686       541,348
INTEREST EXPENSE
Deposits...........................................       275,110       213,704
Short-term borrowings..............................        12,069         9,506
Long-term debt and bank notes......................        96,436        91,357
                                                     ------------  ------------
    Total interest expense.........................       383,615       314,567
                                                     ------------  ------------
NET INTEREST INCOME................................       283,071       226,781
Provision for possible credit losses...............        99,846        84,464
                                                     ------------  ------------
Net interest income after provision for
 possible credit losses............................       183,225       142,317
OTHER OPERATING INCOME
Interchange........................................        67,750        39,792
Credit card fees...................................        72,491        38,608
Securitization income..............................       928,788       802,603
Insurance..........................................        17,043         9,416
Other..............................................        24,964        13,311
                                                     ------------  ------------
    Total other operating income...................  $  1,111,036  $    903,730



















                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
                                                             (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.....................  $    364,805  $    290,839
Occupancy expense of premises......................        34,049        30,926
Furniture and equipment expense....................        49,310        44,590
Other..............................................       467,146       379,218
                                                     ------------  ------------
   Total other operating expense...................       915,310       745,573
                                                     ------------  ------------
Income before income taxes.........................       378,951       300,474
Applicable income taxes............................       144,380       114,481
                                                     ------------  ------------
NET INCOME.........................................  $    234,571  $    185,993
                                                     ============  ============

EARNINGS PER COMMON SHARE..........................  $        .29  $        .23
EARNINGS PER COMMON SHARE-ASSUMING DILUTION........           .28           .22

===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock       Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 1999.          8,574     801,781   $      86  $    8,018
Comprehensive income:
  Net income...............              -           -           -           -
  Other comprehensive
   income, net of tax......              -           -           -           -

Comprehensive income.......

Cash dividends:
  Common-$.08 per share....              -           -           -           -
  Preferred................              -           -           -           -
Exercise of stock options
 and other awards..........              -       3,356           -          34
Acquisition and retirement
 of common stock...........              -      (3,356)          -         (34)
                               -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2000....          8,574     801,781   $      86  $    8,018
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 1998.          8,574     751,796   $      86  $    7,518
Comprehensive income:
  Net income...............              -           -           -           -
  Other comprehensive
   income, net of tax......              -           -           -           -

Comprehensive income.......

Cash dividends:
  Common-$.07 per share....              -           -           -           -
  Preferred................              -           -           -           -
Exercise of stock options
 and other awards..........              -       3,260           -          33
Issuance of common stock,
 net of issuance costs.....              -      50,000           -         500
Acquisition and retirement
 of common stock...........              -      (3,275)          -         (33)
                               -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 1999....          8,574     801,781   $      86  $    8,018
                               ===========  ==========   =========  ==========












                                                    Accumulated
                            Additional                 Other         Total
                             Paid-in     Retained  Comprehensive  Stockholders'
                             Capital     Earnings      Income        Equity
                            ----------  ---------- -------------  ------------
BALANCE, DECEMBER 31, 1999. $1,305,935  $2,897,964 $     (12,560) $  4,199,443
Comprehensive income:
  Net income...............          -     234,571             -       234,571
  Other comprehensive
   income, net of tax......          -           -        (6,434)       (6,434)
                                                                  ------------
Comprehensive income.......                                            228,137
                                                                  ------------
Cash dividends:
  Common-$.08 per share....          -     (64,142)            -       (64,142)
  Preferred................          -      (3,726)            -        (3,726)
Exercise of stock options
 and other awards..........     19,902           -             -        19,936
Acquisition and retirement
 of common stock...........    (88,448)          -             -       (88,482)
                            ----------  ---------- -------------  ------------
BALANCE, MARCH 31, 2000.... $1,237,389  $3,064,667 $     (18,994) $  4,291,166
                            ==========  ========== =============  ============

BALANCE, DECEMBER 31, 1998. $  271,050  $2,112,374 $           7  $  2,391,035
Comprehensive income:
  Net income...............          -     185,993             -       185,993
  Other comprehensive
   income, net of tax......          -           -        (9,207)       (9,207)
                                                                  ------------
Comprehensive income.......                                            176,786
                                                                  ------------
Cash dividends:
  Common-$.07 per share....          -     (56,140)            -       (56,140)
  Preferred................          -      (3,516)            -        (3,516)
Exercise of stock options
 and other awards..........     38,753           -             -        38,786
Issuance of common stock,
 net of issuance costs.....  1,173,586           -             -     1,174,086
Acquisition and retirement
 of common stock...........    (85,922)          -             -       (85,955)
                            ----------  ---------- -------------  ------------
BALANCE, MARCH 31, 1999.... $1,397,467  $2,238,711 $      (9,200) $  3,635,082
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

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    234,571  $    185,993
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............        99,846        84,464
  Depreciation, amortization, and accretion.......       124,606        85,487
  Provision (benefit) for deferred income taxes...         9,038        (3,675)
  Decrease in accrued income receivable...........        27,236        40,142
  Increase in accounts receivable from
   securitizations................................      (217,246)     (183,797)
  Increase in accrued interest payable............         6,301         4,794
  Decrease in other operating activities..........       108,800       142,862
                                                    ------------  ------------
Net cash provided by operating activities.........       393,152       356,270

INVESTING ACTIVITIES
Net (increase) decrease in money market
 instruments......................................      (295,458)    1,397,282
Proceeds from maturities of investment securities
 available-for-sale...............................       129,741       270,039
Purchases of investment securities
 available-for-sale...............................      (165,329)     (506,463)
Proceeds from maturities of investment securities
 held-to-maturity ................................         2,595         9,343
Purchases of investment securities
 held-to-maturity.................................       (13,666)      (30,001)
Proceeds from securitization of loans.............     1,496,242     1,242,787
Proceeds from sale of loans.......................        14,164         2,927
Acquisition of credit card business of
 PNC Bank, N.A....................................             -    (3,191,786)
Loan portfolio acquisitions.......................      (887,625)     (611,327)
Amortization of securitized loans.................      (653,092)     (894,695)
Net loan (originations) repayments................       (53,932)      619,107
Net purchases of premises and equipment...........       (51,030)      (54,747)
                                                    ------------  ------------
    Net cash used in investing activities.........  $   (477,390) $ (1,747,534)














                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase in time deposits.....................  $    339,713  $    654,090
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       192,324       260,083
Net decrease in short-term borrowings.............      (413,431)     (687,835)
Proceeds from issuance of long-term debt
 and bank notes...................................       207,963        13,861
Maturity of long-term debt and bank notes.........       (75,557)         (932)
Proceeds from exercise of stock options
 and other awards.................................         7,237        15,032
Acquisition and retirement of common stock........       (88,482)      (85,955)
Proceeds from issuance of common stock............             -     1,174,086
Dividends paid....................................       (59,772)      (48,652)
                                                    ------------  ------------
    Net cash provided by financing activities.....       109,995     1,293,778
                                                    ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..        25,757       (97,486)
Cash and cash equivalents at beginning of period..       488,386       382,882
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    514,143  $    285,396
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    377,936  $    308,527
                                                    ============  ============
Income taxes paid.................................  $     70,011  $     51,666
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













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2000  April 15, 2000      7.50%    $ .46875     6.40%    $  .39970
April 13, 2000    July 17, 2000       7.50       .46875     6.07        .37960

NOTE C: COMMON STOCK

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

On April 13, 2000 the Corporation's Board of Directors declared a quarterly cash dividend of $.08 per common share, payable July 1, 2000 to stockholders of record as of June 15, 2000.












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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
BASIC
Net income........................................  $    234,571  $    185,993
Less: preferred stock dividend requirements.......         3,726         3,516
                                                    ------------  ------------
Net income applicable to common stock.............  $    230,845  $    182,477
                                                    ============  ============
Weighted average common shares outstanding (000)..       801,849       798,538
                                                    ============  ============
Earnings per common share.........................  $        .29  $        .23
                                                    ============  ============
DILUTED
Net income........................................  $    234,571  $    185,993
Less: preferred stock dividend requirements.......         3,726         3,516
                                                    ------------  ------------
Net income applicable to common stock.............  $    230,845  $    182,477
                                                    ============  ============
Weighted average common shares outstanding (000)..       801,849       798,538
Net effect of dilutive stock options-based on the
 treasury stock method using average market
 price (000)......................................        22,596        36,349
                                                    ------------  ------------
Weighted average common shares outstanding and
 common stock equivalents (000)...................       824,445       834,887
                                                    ============  ============
Earnings per common share-assuming dilution.......  $        .28  $        .22
                                                    ============  ============











NOTE E: INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. The Corporation amortizes its intangible assets generally using an accelerated method in order to better match the expected future cash flows from the use of the asset. Intangible assets, which are included in other assets, had a net book value of $1.7 billion and $1.6 billion at March 31, 2000 and December 31, 1999, respectively. The Corporation had accumulated amortization related to its intangible assets of $367.3 million at March 31, 2000 and $314.3 million at December 31, 1999.

The Corporation periodically reviews the carrying value of its intangible assets for impairment. The intangible assets are carried at the lower of net book value or fair value, with the fair value determined by discounting the expected future cash flows from the use of the asset, using an appropriate discount rate. The Corporation performs this valuation based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the fair value of the intangible assets. Significant changes in these factors could impact the amortization of the Corporation's intangible assets.

NOTE F: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
Net income.......................................  $    234,571  $    185,993

Other comprehensive income:
  Foreign currency translation...................        (5,713)       (7,963)
  Net unrealized (losses) gains on investment
   securities available-for-sale and other
   financial instruments.........................          (721)        1,207
  Minimum benefit plan liability adjustment......             -        (2,451)
                                                   ------------  ------------
Other comprehensive income.......................        (6,434)       (9,207)
                                                   ------------  ------------
Comprehensive income.............................  $    228,137  $    176,786
                                                   ============  ============









The components of accumulated other comprehensive income, net of tax, are as follows:

                                                     March 31,   December 31,
                                                       2000          1999
                                                   ------------  ------------
Foreign currency translation.....................  $    (10,029) $     (4,316)
Net unrealized losses on investment securities
 available-for-sale and other financial
 instruments.....................................        (8,965)       (8,244)
                                                   ------------  ------------
Accumulated other comprehensive income...........  $    (18,994) $    (12,560)
                                                   ============  ============

NOTE G: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 2000, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of .80% on the yen denominated note, payable
annually, maturing in 2002 (JPY5.5 billion)..............       $51,249

Floating-Rate Euro Medium-Term Notes, priced between
 25 basis points and 27 basis points over the
 three-month Japanese London Interbank Offered Rate
 (LIBOR), with interest payable quarterly, maturing
 in 2002 (JPY4.0 billion)................................        36,258

Floating-Rate Euro Medium-Term Notes, priced between
 50 basis points and 58 basis points over the
 three-month Sterling LIBOR, with interest payable
 quarterly, maturing in varying amounts in 2003 and 2004
 (35.0 million pounds sterling)..........................        55,419

Fixed-Rate Medium-Term Deposit Notes, with an interest
 rate of 7.26% on the Canadian dollar denominated notes,
 payable semiannually, maturing in 2003 (CAD$20.0
 million)................................................        13,779

Floating-Rate Medium-Term Deposit Notes, priced between
 55 basis points and 60 basis points over the ninety-day
 Bankers Acceptance Rate, payable quarterly, maturing
 in 2002 and 2005 (CAD$75.0 million).....................        51,676

During the three months ended March 31, 2000, MBNA International Bank Limited entered into foreign exchange swap agreements to offset the exposure to foreign currency exchange rate risk related to the issuance of Euro Medium-Term Notes denominated in Japanese Yen.



NOTE H:  SENIOR SYNDICATED REVOLVING CREDIT FACILITY

MBNA America Bank, N.A. ("the Bank"), MBNA International Bank Limited
("MBNA Europe"), and the Corporation arranged a $2.5 billion senior syndicated revolving credit facility in April 2000. The facility consists of a senior unsecured $2.5 billion four-year revolving credit facility available to the Bank and MBNA Europe with sublimit availability in an amount of $300.0 million for the Corporation. The Bank will unconditionally and irrevocably guarantee the obligations of MBNA Europe. The facility replaces the Bank's existing four-year $2.0 billion syndicated revolving credit facility.

Advances from the $2.5 billion senior syndicated revolving credit facility are subject to covenants and conditions customary in a transaction of this kind. These conditions include requirements for both the Corporation and the Bank to maintain a minimum level of consolidated tangible net worth. These conditions also require the Bank to not permit its managed loan receivables 90 days or more past due plus nonaccruing receivables to exceed 6% of managed credit card receivables and to maintain its regulatory capital ratios, as defined by current regulatory standards, at or above regulatory minimum requirements. In addition, these conditions require that the Corporation not permit its double leverage ratio (defined as the sum of the Corporation's intangible assets and investment in subsidiaries divided by total stockholders' equity) to exceed 1.25.

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

The Corporation allocates resources on a managed basis, and financial information provided to management reflects the Corporation's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange, credit card and other fees, insurance income, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."














SEGMENT REPORTING
(dollars in thousands)
                                           For the Three Months Ended
                                                 March 31, 2000
                                   ------------------------------------------
                                       Total     Securitization     Total
                                      Managed     Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  2,549,277  $   (1,882,591) $    666,686
Interest expense..................    1,192,942        (809,327)      383,615
                                   ------------  --------------  ------------
Net interest income...............    1,356,335      (1,073,264)      283,071
Provision for possible credit
 losses...........................      731,803        (631,957)       99,846
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      624,532        (441,307)      183,225
Other operating income............      669,729         441,307     1,111,036
Other operating expense...........      915,310               -       915,310
                                   ------------  --------------  ------------
Income before income taxes........      378,951               -       378,951
Applicable income taxes...........      144,380               -       144,380
                                   ------------  --------------  ------------
Net income........................ $    234,571  $            -  $    234,571
                                   ============  ==============  ============

Loans............................. $ 72,999,767  $  (55,488,220) $ 17,511,547

                                           For the Three Months Ended
                                                 March 31, 1999
                                   ------------------------------------------
                                       Total     Securitization     Total
                                      Managed     Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income................... $  2,133,593  $   (1,592,245) $    541,348
Interest expense..................      901,674        (587,107)      314,567
                                   ------------  --------------  ------------
Net interest income...............    1,231,919      (1,005,138)      226,781
Provision for possible credit
 losses...........................      647,952        (563,488)       84,464
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses...........................      583,967        (441,650)      142,317
Other operating income............      462,080         441,650       903,730
Other operating expense...........      745,573               -       745,573
                                   ------------  --------------  ------------
Income before income taxes........      300,474               -       300,474
Applicable income taxes...........      114,481               -       114,481
                                   ------------  --------------  ------------
Net income........................ $    185,993  $            -  $    185,993
                                   ============  ==============  ============

Loans............................. $ 62,143,960  $  (46,462,404) $ 15,681,556

NOTE J: NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137"), was issued and extends the effective date for Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Corporation's current level of derivative and hedging activities, the implementation of Statement
No. 133, as amended by Statement No. 137, should not have a material impact on the Corporation's consolidated financial statements.

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation expects to implement the guidelines prior to or on December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated statement of income for the year ended December 31, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44") which is an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. The effective date for Interpretation No. 44 is July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 31, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation will be recognized on a prospective basis from July 1, 2000. The Corporation does not expect implementation of Interpretation No. 44 to have a material impact on the Corporation's consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (unaudited)

This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of MBNA Corporation. It should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report.

INTRODUCTION

MBNA Corporation, ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA International Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of affinity credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2000 increased 26.1% to $234.6 million or $.28 per common share, from $186.0 million or $.22 per common share for the same period in 1999. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 21.9% to $72.0 billion for the three months ended March 31, 2000, compared to $59.1 billion for the same period in 1999. Total managed loans at March 31, 2000 were $73.0 billion, a $10.9 billion increase from March 31, 1999, and a $744.3 million increase since December 31, 1999. During the three months ended March 31, 2000, the Corporation acquired 97 new endorsements from organizations and added 2.7 million new accounts.






The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange, credit card and other fees, and insurance income in excess of interest paid to investors, credit losses, and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. Gains are recognized by the Corporation in securitization income at the time of initial sale and each subsequent sale of loan receivables in a securitization. During the three months ended March 31, 2000, the Corporation securitized $1.5 billion of credit card loan receivables, bringing the total amount of outstanding securitized loans to $55.5 billion at March 31, 2000.

The Corporation's return on average total assets for the three months ended March 31, 2000 was 3.02%, as compared to 2.81% for the same period during 1999. The increase in the return on average total assets for the three months ended March 31, 2000 is a result of the Corporation's net income growing faster than its average total assets. The Corporation's return on average stockholders' equity for the three months ended March 31, 2000 was 22.46%, compared to 21.69% for the same period in 1999.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 2000, on a fully taxable equivalent basis, was $283.6 million compared to $227.3 million for the same period in 1999. The increase in net interest income for the three months ended March 31, 2000 is a result of an increase in average interest-earning assets of $2.3 billion, offset by an increase in average interest-bearing liabilities of $3.2 billion as compared to the same period in 1999. The increase in average interest-earning assets for the three months ended
March 31, 2000 is primarily a result of an increase in average loan receivables of $4.1 billion offset by a decline of $1.8 billion in average investment securities and money market instruments, as compared to the same period in 1999. The increase in average interest-bearing liabilities for the three months ended March 31, 2000 resulted primarily from funding the increase in average interest-earning assets, accounts receivable from securitization, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitization and the value of acquired Customer accounts are included in other assets in Table 2. The yield earned on average interest-earning assets increased 104 basis points for the three months ended March 31, 2000, as compared to the same period in 1999. The rate paid on average interest-bearing liabilities increased 32 basis points for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase in the yield earned by the Corporation on average interest-earning assets is primarily the result of a change in the mix of interest-earning assets to higher yielding loan receivables from lower yielding investment securities and money market instruments.

The net interest margin, on a fully taxable equivalent basis, was 5.12% for the three months ended March 31, 2000, as compared to 4.61% for the same period in 1999.





INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, increased $17.2 million to $42.9 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase for the three months ended March 31, 2000, was the result of an increase in average investment securities of $1.1 billion. In addition, the yield earned on average investment securities increased 27 basis points, as compared to the same period in 1999.

Interest income on money market instruments decreased $31.8 million to $27.0 million for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease for the three months ended March 31, 2000 is a result of a decrease of $2.9 billion in average money market instruments, offset by an increase of 86 basis points in the yield earned on average money market instruments, as compared to the same period in 1999.

Average investment securities and money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average money market instruments were also higher than normal during the three months ended
March 31, 1999 as a result of the temporary investment of the net proceeds from the issuance of common stock by the Corporation in January 1999. The increase in average investment securities and the decline in money market instruments for the three months ended March 31, 2000 are primarily a result of the Corporation reinvesting funds during the fourth quarter of 1999 from maturing money market instruments into U.S. treasury obligations, included in the investment securities available-for-sale portfolio, as part of the Corporation's Year 2000 readiness planning.

The Corporation tries to maintain its investment securities and money market instruments position at a level appropriate for the Corporation's anticipated liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets were 21.9% for the three months ended March 31, 2000, as compared to 33.4% for the same period in 1999.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $139.9 million to $597.3 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase is primarily attributable to an increase in average loan receivables of $4.1 billion for the three months ended March 31, 2000, as compared to the same period in 1999. The yield earned by the Corporation on loan receivables declined 16 basis points to 13.79% for the three months ended March 31, 2000 as compared to the same period in 1999.







Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans. Loan receivables decreased $152.2 million to $17.5 billion at March 31, 2000, compared to $17.7 billion at December 31, 1999. The decrease in loan receivables during the three months ended March 31, 2000 was primarily due to the Corporation securitizing $1.5 billion of credit card loan receivables. This was offset by growth in the Corporation's domestic other consumer loan portfolio, $653.1 million of previously securitized loans which amortized back into the Corporation's loan portfolio or matured, and loan portfolio acquisitions. During the three months ended March 31, 2000, the Corporation acquired $605.4 million of domestic credit card loan receivables and $148.7 million of domestic other consumer loan receivables.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                   March 31,     December 31,
                                                     2000           1999
                                                 -------------  -------------
                                                  (unaudited)
Loans held for securitization:
  Domestic:
    Credit card..............................    $   6,432,133  $   7,835,429
    Other consumer...........................        1,007,138      1,001,271
                                                 -------------  -------------
      Total domestic loans held for
       securitization........................        7,439,271      8,836,700
  Foreign....................................          733,237        855,916
                                                 -------------  -------------
      Total loans held for securitization....        8,172,508      9,692,616
Loan portfolio:
  Domestic:
    Credit card..............................        5,501,321      5,116,381
    Other consumer...........................        2,049,634      1,268,019
                                                 -------------  -------------
      Total domestic loan portfolio..........        7,550,955      6,384,400
  Foreign....................................        1,788,084      1,586,693
                                                 -------------  -------------
      Total loan portfolio...................        9,339,039      7,971,093
                                                 -------------  -------------
      Total loan receivables.................    $  17,511,547  $  17,663,709
                                                 =============  =============















DEPOSITS

Total interest expense on deposits increased $61.4 million to $275.1 million for the three months ended March 31, 2000, compared to the same period in 1999. The increase in interest expense for the three months ended March 31, 2000 is the result of an increase in average interest-bearing deposits of $3.3 billion, in addition to a 29 basis point increase in the rate paid on average interest-bearing deposits, as compared with the same period in 1999. The increase in average interest-bearing deposits for the three months ended March 31, 2000 was a result of the Corporation's continued emphasis on marketing certificates of deposit as well as obtaining other deposits through the use of third-party intermediaries to fund loan and other asset growth and diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings was $12.1 million for the three months ended March 31, 2000, as compared to $9.5 million for the same period in 1999. The increase was a result of an increase in average short-term borrowings of $83.1 million for the three months ended March 31, 2000, combined with a 69 basis point increase in the rate paid on average short-term borrowings, as compared to the same period in 1999. The increase in average short-term borrowings for the three months ended March 31, 2000 was to provide funding for the Corporation's short-term domestic liquidity needs.

Total interest expense on long-term debt and bank notes for the three months ended March 31, 2000 increased to $96.4 million, from $91.4 million for the same period in 1999. The increase in interest expense was primarily a result of the increase of 46 basis points in the rate paid on average long-term debt and bank notes, offset by the decrease in average long-term debt and bank notes of $148.2 million for the three months ended March 31, 2000, as compared to the same period in 1999.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three months ended
March 31, 2000 and 1999, respectively.
TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,271    4.43% $       36
    Foreign...................................    1,303,904    5.90      19,125
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    1,307,175    5.90      19,161
  Federal funds sold and securities purchased
   under resale agreements....................      540,462    5.82       7,826
                                               ------------           ---------
        Total money market instruments........    1,847,637    5.87      26,987
  Investment securities(a):
    Taxable...................................    2,924,265    5.70      41,420
    Tax-exempt(b).............................      103,070    5.81       1,490
                                               ------------           ---------
        Total investment securities...........    3,027,335    5.70      42,910
  Loans held for securitization:
    Domestic..................................    8,525,325   14.01     296,907
    Foreign...................................      950,167   13.67      32,288
                                               ------------          ----------
        Total loans held for securitization...    9,475,492   13.97     329,195
  Loans:
    Domestic:
      Credit card.............................    4,847,728   13.57     163,551
      Other consumer..........................    1,554,133   14.61      56,473
                                               ------------          ----------
        Total domestic loans..................    6,401,861   13.82     220,024
    Foreign...................................    1,541,810   12.55      48,092
                                               ------------          ----------
        Total loans...........................    7,943,671   13.58     268,116
                                               ------------          ----------
        Total loan receivables................   17,419,163   13.79     597,311
                                               ------------          ----------
        Total interest-earning assets.........   22,294,135   12.04  $  667,208
Cash and due from banks.......................      636,077
Premises and equipment, net...................    1,667,180
Other assets..................................    6,954,844
Reserve for possible credit losses............     (356,000)
                                               ------------
        Total assets.......................... $ 31,196,236
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                  For the Three Months Ended
                                                        March 31, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits........................... $ 13,337,551    6.05% $  200,669
      Money market deposit accounts...........    4,425,605    5.72      62,898
      Interest-bearing transaction accounts...       37,374    4.91         456
      Savings accounts........................        9,370    4.85         113
                                               ------------          ----------
        Total domestic interest-bearing
         deposits.............................   17,809,900    5.96     264,136
    Foreign:
      Time deposits...........................      788,294    5.60      10,974
                                               ------------          ----------
        Total interest-bearing deposits.......   18,598,194    5.95     275,110
  Borrowed funds:
    Short-term borrowings:
      Domestic................................      637,010    6.16       9,758
      Foreign.................................      169,807    5.47       2,311
                                               ------------          ----------
        Total short-term borrowings...........      806,817    6.02      12,069
    Long-term debt and bank notes:
      Domestic(c).............................    4,837,762    6.74      81,123
      Foreign.................................      960,114    6.41      15,313
                                               ------------          ----------
        Total long-term debt and bank notes...    5,797,876    6.69      96,436
                                               ------------          ----------
        Total borrowed funds..................    6,604,693    6.61     108,505
                                               ------------          ----------
        Total interest-bearing liabilities....   25,202,887    6.12     383,615
Demand deposits...............................      625,008
Other liabilities.............................    1,167,193
                                               ------------
        Total liabilities.....................   26,995,088
Stockholders' equity..........................    4,201,148
                                               ------------
        Total liabilities and stockholders'
         equity............................... $ 31,196,236
                                               ============          ----------
        Net interest income...................                       $  283,593
                                                                     ==========
        Net interest margin...................                 5.12
        Interest rate spread..................                 5.92

(b) The fully taxable equivalent adjustment for the three months ended
    March 31, 2000 was $522.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                  For the Three Months Ended
                                                        March 31, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................. $      3,317    3.55% $       29
    Foreign...................................    3,220,469    5.10      40,520
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks.......................    3,223,786    5.10      40,549
  Federal funds sold and securities purchased
   under resale agreements....................    1,531,744    4.82      18,221
                                                -----------          ----------
        Total money market instruments........    4,755,530    5.01      58,770
  Investment securities(a):
    Taxable...................................    1,824,265    5.41      24,321
    Tax-exempt(b).............................       92,071    5.94       1,349
                                               ------------          ----------
        Total investment securities...........    1,916,336    5.43      25,670
  Loans held for securitization:
    Domestic..................................    1,521,555   14.27      53,521
    Foreign...................................      606,905   14.72      22,032
                                               ------------          ----------
        Total loans held for securitization...    2,128,460   14.40      75,553
  Loans:
    Domestic:
      Credit card.............................    7,651,805   13.82     260,814
      Other consumer..........................    2,481,037   14.04      85,922
                                               ------------          ----------
        Total domestic loans..................   10,132,842   13.88     346,736
    Foreign...................................    1,037,932   13.71      35,091
                                               ------------          ----------
        Total loans...........................   11,170,774   13.86     381,827
                                               ------------          ----------
        Total loan receivables................   13,299,234   13.95     457,380
                                               ------------          ----------
        Total interest-earning assets.........   19,971,100   11.00  $  541,820
Cash and due from banks.......................      489,045
Premises and equipment, net...................    1,619,461
Other assets..................................    4,966,166
Reserve for possible credit losses............     (226,592)
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

(b) The fully taxable equivalent adjustment for the three months ended
    March 31, 1999 was $472.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.
OTHER OPERATING INCOME

Total other operating income increased 22.9% to $1.1 billion for the three months ended March 31, 2000, from $903.7 million for the same period in 1999. The increase in other operating income is primarily attributable to a $126.2 million, or 15.7% increase in securitization income for the three months ended March 31, 2000, as compared to the same period in 1999. The increase in securitization income is primarily attributable to the growth in average securitized loans of $8.8 billion, or 19.2%, for the three months ended
March 31, 2000, offset by an increase in the average rate paid to investors in the Corporation's securitized loans. Credit card fees and other income increased 87.8% and 87.5%, respectively, to $72.5 million and $25.0 million for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of the growth in the Corporation's outstanding loan receivables and a number of the fees assessed. Also, loan servicing fees related to securitized loans, credit card fees, and other income increased for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of the impact from the Corporation increasing its fees charged to credit card and other consumer loan Customers during 1999. Interchange income increased $28.0 million to $67.8 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase in interchange income is a result of an increase in the Corporation's sales volume in addition to an increase in the interchange rate set by MasterCard and Visa in 1999.

OTHER OPERATING EXPENSE

Total other operating expense increased 22.8% to $915.3 million, for the three months ended March 31, 2000, from $745.6 million for the same period in 1999. The growth in other operating expense reflects the Corporation's continued investment in business development activities to enhance the ability of the Corporation to attract and retain Customers. The Corporation has also continued to invest in its other consumer loan, foreign, and insurance agency businesses. For the three months ended March 31, 2000, the Corporation added
2.7 million new accounts or 3.2 million new Customers. The Corporation added 97 new endorsements from organizations during the three months ended March 31, 2000.

The growth in other operating expense includes amortization of intangible assets which increased $25.6 million to $52.7 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase in amortization of intangible assets is a result of the Corporation's loan portfolio acquisitions.

Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
Purchased services................................  $     90,176  $     87,206
Advertising.......................................        68,350        60,425
Collection........................................        10,524         9,903
Stationery and supplies...........................         9,179         9,700
Service bureau....................................        12,835        10,332
Postage and delivery..............................        98,198        76,645
Telephone usage...................................        17,645        19,777
Loan receivable fraud losses......................        33,699        22,637
Amortization of intangible assets.................        52,707        27,151
Computer software.................................        17,600        15,757
Other.............................................        56,233        39,685
                                                    ------------  ------------
  Total other operating expense...................  $    467,146  $    379,218
                                                    ============  ============

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.35% at March 31, 2000, compared to 3.82% at December 31, 1999. The Corporation's managed delinquency, as a percentage of managed loans, was 4.35% at March 31, 2000, as compared to 4.45% at December 31, 1999.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                           March 31, 2000    December 31, 1999
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio.........................  $9,339,039          $ 7,971,093
Loans delinquent:
  30 to 59 days........................  $  105,982    1.13% $   105,667  1.33%
  60 to 89 days........................      63,975     .69       60,452   .76
  90 or more days......................     142,842    1.53      138,531  1.73
                                         -----------  -----  ----------- -----
    Total..............................  $  312,799    3.35% $   304,650  3.82%
                                         ===========  =====  =========== =====
Loans delinquent by geographic area:
  Domestic.............................  $  275,366    3.65% $   271,139  4.25%
  Foreign..............................      37,433    2.09       33,511  2.11

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans, excluding loans held for securitization, are presented in Table 5.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                          March 31, 2000     December 31, 1999
                                        ------------------   -----------------
                                            (unaudited)
Nonaccrual loans.....................   $           14,670   $          12,245
Reduced-rate loans...................              131,831             153,082
                                        ------------------   -----------------
  Total other nonperforming loans....   $          146,501   $         165,327
                                        ==================   =================
Other nonperforming loans as a % of
 ending loan portfolio...............                 1.57%               2.07%

The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.68% at March 31, 2000, as compared to 2.51% at December 31, 1999.

NET CREDIT LOSSES

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three months ended March 31, 2000 were $99.8 million, compared to $80.6 million for the same period in 1999. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The increase in net credit losses for the three months ended March 31, 2000, reflects an increase in the Corporation's outstanding loan receivables, the general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables.

Annualized net credit losses as a percentage of average loan receivables were 2.29% for the three months ended March 31, 2000, as compared to 2.42% for the same period in 1999. The Corporation's annualized managed credit losses as a percentage of average managed loans for the three months ended March 31, 2000 were 4.06% as compared to 4.36% for the same period in 1999.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The provision for possible credit losses for the three months ended March 31, 2000, increased 18.2% to $99.8 million as compared to $84.5 million for the three months ended March 31, 1999. The increase in the provision for possible credit losses reflects the increase in the Corporation's net credit losses. In addition, the Corporation records acquired reserves for current period loan portfolio acquisitions. During the three months ended March 31, 2000, the Corporation recorded $12.2 million of reserves acquired for current period loan portfolio acquisitions. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements, and reduce securitization income rather than the reserve for possible credit losses.













TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
Reserve for possible credit losses, beginning of
 period............................................ $    355,959  $    216,911
  Reserves acquired................................       12,232        83,260
  Provision for possible credit losses.............       99,846        84,464
  Foreign currency translation.....................         (161)         (366)
  Credit losses:
    Domestic:
      Credit card..................................     (115,652)      (87,565)
      Other consumer...............................      (27,836)      (31,282)
                                                    ------------  ------------
        Total domestic credit losses...............     (143,488)     (118,847)
    Foreign........................................      (12,197)       (8,207)
                                                    ------------  ------------
        Total credit losses........................     (155,685)     (127,054)
  Recoveries:
    Domestic:
      Credit card..................................       44,196        38,397
      Other consumer...............................        6,401         5,935
                                                    ------------  ------------
        Total domestic recoveries..................       50,597        44,332
    Foreign........................................        5,320         2,170
                                                    ------------  ------------
        Total recoveries...........................       55,917        46,502
                                                    ------------  ------------
  Net credit losses................................      (99,768)      (80,552)
                                                    ------------  ------------
Reserve for possible credit losses, end of period.. $    368,108  $    303,717
                                                    ============  ============

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation expects to implement the guidelines prior to or on December 31, 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated statement of income for the year ended December 31, 2000.







CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal bank regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 2000, and December 31, 1999, the Corporation's and the Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS

                         March 31,  December 31,   Minimum    Well-Capitalized
                           2000         1999     Requirements   Requirements
                        ----------- ------------ ------------ ----------------
                        (unaudited)
MBNA Corporation
Tier 1.................     14.66%      14.72%        4.00%          (a)
Total..................     16.98       17.02         8.00           (a)
Leverage...............     14.30       14.90         4.00           (a)

MBNA America Bank, N.A.
Tier 1.................     11.39       11.06         4.00           6.00%
Total..................     13.80       13.44         8.00          10.00
Leverage...............     11.44       11.61         4.00           5.00

(a) Not applicable for bank holding companies.











DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the three months ended March 31, 2000, the Corporation declared dividends on its preferred stock of $3.7 million and on its common stock of $64.1 million.

On April 13, 2000, the Corporation's Board of Directors declared a quarterly dividend of $.08 per common share, payable July 1, 2000 to shareholders of record as of June 15, 2000. Also, on April 13, 2000, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3796 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable July 17, 2000 to stockholders of record as of June 30, 2000.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 2000, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.6 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the senior syndicated revolving credit facility. This facility was established in April 2000. If this facility had been in place and drawn upon as of March 31, 2000, the amount of retained earnings available for declaration of dividends would have been further limited to $525.8 million.

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

The funding programs established by the Corporation include medium-term notes, senior notes, and committed credit facilities. Funding programs established by the Corporation's bank subsidiaries include deposits, bank notes, and committed credit facilities.

Total deposits at March 31, 2000 and December 31, 1999 were $19.2 billion and $18.7 billion, respectively. Included in total deposits at March 31, 2000 are $739.2 million of foreign time deposits which generally mature within one year. Table 8 presents the maturities of the Corporation's deposits at March 31, 2000.

TABLE 8: MATURITIES OF DEPOSITS AT MARCH 31, 2000
(dollars in thousands)
                                         Direct         Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less(a).............  $  6,990,392  $  1,199,460  $  8,189,852
Over three months through twelve
 months.............................     3,379,710     1,215,372     4,595,082
Over one year through five years....     3,474,063     2,982,610     6,456,673
Over five years.....................         5,183            -          5,183
                                      ------------  ------------  ------------
  Total deposits....................  $ 13,849,348  $  5,397,442  $ 19,246,790
                                      ============  ============  ============

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $5.2 billion.


MBNA America Bank, N.A., MBNA International Bank Limited, and the Corporation arranged a $2.5 billion senior syndicated revolving credit facility in April 2000. The facility consists of a senior unsecured $2.5 billion four-year revolving credit facility available to the Bank and MBNA Europe with sublimit availability in an amount of $300.0 million for the Corporation. The Bank will unconditionally and irrevocably guarantee the obligations of MBNA Europe. The facility replaces the Bank's existing four-year $2.0 billion syndicated revolving credit facility.

Advances from the $2.5 billion senior syndicated revolving credit facility are subject to covenants and conditions customary in a transaction of this kind. These conditions include requirements for both the Corporation and the Bank to maintain a minimum level of consolidated tangible net worth. These conditions also require the Bank to not permit its managed loan receivables 90 days or more past due plus nonaccruing receivables to exceed 6% of managed credit card receivables and to maintain its regulatory capital ratios, as defined by current regulatory standards, at or above regulatory minimum requirements. In addition, these conditions require that the Corporation not permit its double leverage ratio (defined as the sum of the Corporation's intangible assets and investment in subsidiaries divided by total stockholders' equity) to exceed 1.25.

The Corporation also held $3.1 billion in investment securities and $1.8 billion of money market instruments at March 31, 2000, compared with $3.0 billion in investment securities and $1.5 billion of money market instruments at December 31, 1999. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at March 31, 2000, $997.2 million is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $2.8 billion at March 31, 2000 and December 31, 1999. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio, are presented in Table 9.


TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 2000
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                   Within 1                              Over
                                     Year      1-5 Years   6-10 Years  10 Years
                                   ---------  -----------  ----------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $ 473,859  $ 1,097,426  $        -  $      -
State and political subdivisions
 of the United States.............    97,005            -           -         -
Asset-backed and other securities.   426,268      637,376      37,023    10,938
                                   ---------  -----------  ----------  --------
  Total investment securities
   available-for-sale............. $ 997,132  $ 1,734,802  $   37,023  $ 10,938
                                   =========  ===========  ==========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $       -  $         -  $        -  $259,957
State and political subdivisions
 of the United States.............        55          191           -     5,734
Asset-backed and other securities.         -       12,764           -    25,920
                                   ---------  -----------  ----------  --------
  Total investment securities
   held-to-maturity............... $      55  $    12,955  $        -  $291,611
                                   =========  ===========  ==========  ========

                                                 Book        Market
                                                 Value       Value
                                              -----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..            $ 1,571,285  $1,571,285
State and political subdivisions
 of the United States.............                 97,005      97,005
Asset-backed and other securities.              1,111,605   1,111,605
                                              -----------  ----------
  Total investment securities
   available-for-sale.............            $ 2,779,895  $2,779,895
                                              ===========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..            $   259,957  $  231,185
State and political subdivisions
 of the United States.............                  5,980       5,936
Asset-backed and other securities.                 38,684      38,636
                                              -----------  ----------
  Total investment securities
   held-to-maturity...............            $   304,621  $  275,757
                                              ===========  ==========




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

The Corporation analyzes its level of interest rate risk using several analytical techniques which include the impact of on-balance-sheet financial instruments. In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of off-balance-sheet financial instruments. Off-balance-sheet financial instruments include interest rate swap agreements. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. For this reason, the Corporation analyzes its level of interest rate risk on a managed basis in order to quantify and capture the full impact of interest rate risk on the Corporation's earnings.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Key assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time, by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past, and expects to continue to do so in response to changes in interest rates, market conditions, or other factors.

Based on the simulation analysis at March 31, 2000, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $41 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over 12 months.

The assumptions are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset the Corporation's potential exposure, among other factors.







Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is primarily limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At March 31, 2000, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $35 million as a result of a 10% depreciation of the Corporation's unhedged foreign exposure to the U.S. dollar position.

The Corporation does not have any other off-balance-sheet financial instruments.

ASSET SECURITIZATION

Asset securitization of loan receivables is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts that generate the loan receivables. In addition, the Corporation also sells the rights to new loan receivables, including most fees generated by and payments received from the accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive a AAA credit rating at the time of issuance. This AAA credit rating is generally achieved through the sale of lower rated subordinated classes of asset-backed securities. The Corporation continues to service the accounts and receives a servicing fee for doing so.

During the revolving period, which generally ranges from 24 to 108 months, the trust makes no principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the trust distributes principal payments to the investors according to the terms of the transaction. When the trust allocates principal payments to the investors, the Corporation's on-balance-sheet loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.








Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur.

During the three months ended March 31, 2000, the Corporation securitized credit card loan receivables totaling $1.5 billion, while $653.1 million of previously securitized credit card and other consumer loan receivables amortized or matured. The total amount of outstanding securitized loans was $55.5 billion or 76.0% of managed loans at March 31, 2000, compared to $54.6 billion or 75.6% at December 31, 1999. An additional $4.4 billion of previously securitized loans is scheduled to amortize or mature during the remainder of 2000. The amortization amounts are based upon estimated amortization periods, which are subject to change.

Table 10 shows the Corporation's securitized loan distribution.

TABLE 10:  SECURITIZED LOAN DISTRIBUTION
                                                     March 31,   December 31,
                                                       2000          1999
                                                   ------------  ------------
                                                    (unaudited)
Securitized Loans
  Domestic:
    Credit card................................... $ 46,833,033  $ 45,851,922
    Other consumer................................    3,993,721     3,987,180
                                                   ------------  ------------
      Total domestic securitized loans............   50,826,754    49,839,102

  Foreign:
    Credit card...................................    4,512,425     4,565,996
    Other consumer................................      149,041       186,706
                                                   ------------  ------------
      Total foreign securitized loans.............    4,661,466     4,752,702
                                                   ------------  ------------
      Total securitized loans..................... $ 55,488,220  $ 54,591,804
                                                   ============  ============

Table 11 compares the average annualized yield for the three month period ended March 31, 2000, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 11: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                           Three-Month Average
                                         -----------------------   Yield in
                                         Annualized    Minimum    Excess of
                                           Yield        Yield      Minimum
                                         ----------  -----------  ---------
                                                     (unaudited)

MasterTrust II 94-C.....................    18.64%      12.90%       5.74%
MasterTrust II 94-E.....................    18.64       13.01        5.63
MasterTrust II 95-A.....................    18.64       12.93        5.71
MasterTrust II 95-B.....................    18.64       12.81        5.83
MasterTrust II 95-C.....................    18.64       12.87        5.77
MasterTrust II 95-D.....................    18.64       12.74        5.90
MasterTrust II 95-E.....................    18.64       12.88        5.76
Cards No. 1.............................    20.27       12.25        8.02
MasterTrust II 95-F.....................    18.64       13.34        5.30
MasterTrust II 95-G.....................    18.64       12.87        5.77
MasterTrust II 95-I.....................    18.64       12.81        5.83
MasterTrust II 95-J.....................    18.64       12.88        5.76
MasterTrust II 96-A.....................    18.64       12.86        5.78
MasterTrust II 96-B.....................    18.64       12.92        5.72
MasterTrust II 96-C.....................    18.64       12.79        5.85
MasterTrust II 96-D.....................    18.64       12.80        5.84
Cards No. 2.............................    20.27       12.18        8.09
MasterTrust II 96-E.....................    18.64       12.83        5.81
MasterTrust II 96-F.....................    18.64       12.94        5.70
MasterTrust II 96-G.....................    18.64       12.86        5.78
MasterTrust II 96-H.....................    18.67       12.94        5.73
MasterTrust II 96-I.....................    18.67       13.02        5.65
MasterTrust II 96-J.....................    18.64       12.82        5.82
MasterTrust II 96-K.....................    18.64       12.80        5.84
MasterTrust II 96-M.....................    18.67       12.99        5.68
Cards No. 3.............................    20.27       12.19        8.08
MasterTrust II 97-B.....................    18.64       12.85        5.79
MasterTrust II 97-C.....................    18.64       12.78        5.86
MasterTrust II 97-D.....................    18.67       12.92        5.75
MasterTrust II 97-E.....................    18.67       12.89        5.78
MasterTrust II 97-F.....................    18.64       12.73        5.91
MasterTrust II 97-G.....................    18.64       12.82        5.82
Cards No. 4.............................    20.27       12.68        7.59
MasterTrust II 97-H.....................    18.67       13.02        5.65
MasterTrust II 97-I.....................    18.64       12.77        5.87
MasterTrust II 97-J.....................    18.64       12.79        5.85
Consumer Loan MasterTrust 97-1(b).......    18.89       13.63        5.26
MasterTrust II 97-K.....................    18.64       12.80        5.84
MasterTrust II 97-L.....................    18.67       12.85        5.82
MasterTrust II 97-M.....................    18.67       12.91        5.76
MasterTrust II 97-N.....................    18.67       12.91        5.76
MasterTrust II 97-O.....................    18.64       12.84        5.80





                                           Three-Month Average
                                         -----------------------   Yield in
                                         Annualized    Minimum    Excess of
                                           Yield        Yield      Minimum
                                         ----------  -----------  ---------
                                                     (unaudited)

MasterTrust II 98-A.....................    18.64%      12.78%       5.86%
Cards No. 5.............................    20.27       13.24        7.03
MasterTrust II 98-B.....................    18.67       12.93        5.74
MasterTrust II 98-C.....................    18.64       12.74        5.90
MasterTrust II 98-D.....................    18.64       12.65        5.99
MasterTrust II 98-E.....................    18.67       12.96        5.71
MasterTrust II 98-F.....................    18.67       12.98        5.69
MasterTrust II 98-G.....................    18.64       12.83        5.81
MasterTrust II 98-H.....................    18.64       12.98        5.66
Cards No. 6.............................    20.27       12.70        7.57
MasterTrust II 98-I.....................    18.64       12.94        5.70
MasterTrust II 98-J.....................    18.64       12.11        6.53
MasterTrust II 98-K.....................    18.64       12.94        5.70
UK 98-A(b)..............................    15.73       14.45        1.28
Cards No. 7.............................    20.27       12.91        7.36
Gloucester Credit Card Trust 98-1.......    17.55        9.78        7.77
MasterTrust II 98-L.....................    18.64       13.10        5.54
MasterTrust II 99-A.....................    18.64       12.82        5.82
MasterTrust II 99-B.....................    18.64       12.80        5.84
Acquired Portfolio MasterTrust 99-1(c)..    19.29       12.74        6.55
MasterTrust II 99-C.....................    18.67       13.04        5.63
Cards No. 8.............................    20.27       12.73        7.54
MasterTrust II 99-D.....................    18.64       12.90        5.74
MasterTrust II 99-E.....................    18.64       12.80        5.84
MasterTrust II 99-F.....................    18.67       12.79        5.88
MasterTrust II 99-G.....................    18.64       12.89        5.75
Cards No. 9.............................    20.27       12.74        7.53
MasterTrust II 99-H.....................    18.67       13.09        5.58
MasterTrust II 99-I.....................    18.64       12.91        5.73
MasterTrust II 99-J.....................    18.64       13.08        5.56
Gloucester Credit Card Trust 99-1.......    17.55       10.35        7.20
MasterTrust II 99-K.....................    18.76       13.07        5.69
MasterTrust II 99-L.....................    18.64       12.95        5.69
MasterTrust II 99-M.....................    18.64       12.90        5.74
Gloucester Credit Card Trust 99-2.......    17.58       10.68        6.90
Cards No. 10............................    20.04       13.49        6.55

(a) MasterTrust II 2000-A issued on March 8, 2000 and MasterTrust II 2000-B issued on March 28, 2000 are excluded from the yields presented above as a result of their recency.
(b) Yields are provided for informational purposes only. Distribution to investors may begin sooner if the credit enhancement amount falls below a predetermined contractual level.
(c) The Acquired Portfolio MasterTrust 99-1 was terminated on April 17, 2000.
                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact asset securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)

                                          March 31, 2000   December 31, 1999
                                          --------------   -----------------
AT PERIOD END:
  Loans held for securitization.......... $    8,172,508   $       9,692,616
  Loan portfolio.........................      9,339,039           7,971,093
  Securitized loans......................     55,488,220          54,591,804
                                          --------------   -----------------
    Total managed loans.................. $   72,999,767   $      72,255,513
                                          ==============   =================

                                              For the Three Months Ended
                                                       March 31,
                                          ----------------------------------
                                               2000               1999
                                          ---------------   ----------------
AVERAGE FOR THE PERIOD:
  Loans held for securitization.......... $     9,475,492   $      2,128,460
  Loan portfolio.........................       7,943,671         11,170,774
  Securitized loans......................      54,584,913         45,777,689
                                          ---------------   ----------------
    Total managed loans.................. $    72,004,076   $     59,076,923
                                          ===============   ================

MANAGED RATIOS:
  Delinquency............................            4.35%              4.65%
  Net credit losses......................            4.06               4.36
  Net interest margin (on a fully
   taxable equivalent basis).............            7.10               7.60
PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc.
The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorney's fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation on the common law fraud claim and a class was certified by the Court. The Corporation intends to file an appeal from the order certifying a class. The Corporation believes that its advertising practices were and are proper under applicable federal and state law and intends to defend these actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of the Stockholders of MBNA Corporation was held on April 24, 2000.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

                                                       Number of Votes
                                                -----------------------------
                                                     For          Withheld
                                                -------------  --------------

Alfred Lerner..................................   691,337,221      15,898,499
Charles M. Cawley..............................   691,278,504      15,957,216
James H. Berick, Esq...........................   676,315,546      30,920,174
Benjamin R. Civiletti, Esq.....................   668,796,908      38,438,812
Randolph D. Lerner, Esq........................   691,198,087      16,037,633
Stuart L. Markowitz, M.D.......................   695,341,873      11,893,847
Michael Rosenthal, Ph.D........................   695,329,137      11,906,583


The shareholders did not approve a proposal that greater efforts be made to ensure that women and persons from minority racial groups are included among those considered for nomination to the Board of Directors of MBNA Corporation. The Board opposed the proposal and said it is committed to considering women and minorities for nominations to the Board when there is a vacancy. There were 136,931,199 affirmative votes, 453,873,982 negative votes, and 14,182,298 abstentions. The Corporation had 801,781,250 shares entitled to vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------

    10.1                  Senior Syndicated Revolving Credit Facility Agreement

    10.2                  1997 Long Term Incentive Plan and Policies, as
                           amended

    10.3                  Restricted Stock Agreement

    12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

    27                    Financial Data Schedule

EXHIBIT 10.1

            Senior Syndicated Revolving Credit Facility Agreement

                                                                CONFORMED COPY
==============================================================================

                            MBNA AMERICA BANK, N.A.
                        MBNA INTERNATIONAL BANK LIMITED
                               MBNA CORPORATION
                                 as Borrowers

             -----------------------------------------------------

                                $2,500,000,000
                        SENIOR COMPETITIVE ADVANCE AND
                      REVOLVING CREDIT FACILITY AGREEMENT


                          Dated as of March 31, 2000

             -----------------------------------------------------


                           THE LENDERS NAMED HEREIN



                             BANK OF AMERICA, N.A.
                            as Administrative Agent



                           THE CHASE MANHATTAN BANK
                   MORGAN GUARANTY TRUST COMPANY OF NEW YORK
                               BARCLAYS BANK PLC
                           as Co-Syndication Agents



                             CHASE SECURITIES INC.
                       as Book Manager and Lead Arranger


==============================================================================

    (Exhibits E-1 through E-5 are photocopies of the opinions as delivered)



                               TABLE OF CONTENTS
Article   Section                                                       Page

ARTICLE I   DEFINITIONS....................................................1

     SECTION 1.01.  Defined Term...........................................1
     SECTION 1.02.  Terms Generally.......................................19
     SECTION 1.03.  Accounting Terms......................................19
     SECTION 1.04.  Classes, Currencies and Types of Loans................19
     SECTION 1.05.  EMU...................................................19

ARTICLE II  THE CREDITS...................................................21

     SECTION 2.01.  Commitments...........................................21
     SECTION 2.02.  Loans.................................................22
     SECTION 2.03.  Competitive Bid Procedures............................23
     SECTION 2.04.  Revolving Credit Borrowing Procedures.................26
     SECTION 2.05.  Conversion and Continuation of Revolving
                    Credit Borrowings.....................................26
     SECTION 2.06.  Fees..................................................28
     SECTION 2.07.  Repayment of Loans; Evidence of Debt..................28
     SECTION 2.08.  Interest on Loans.....................................29
     SECTION 2.09.  Default Interest......................................30
     SECTION 2.10.  Alternate Rate of Interest............................30
     SECTION 2.11.  Termination, Reduction and Extension Commitments......30
     SECTION 2.12.  Increases in Commitments..............................33
     SECTION 2.13.  Prepayment............................................34
     SECTION 2.14.  Reserve Requirements; Change in Circumstances.........35
     SECTION 2.15.  Change in Legality; Agreed Alternative Currencies.....37
     SECTION 2.16.  Indemnity.............................................38
     SECTION 2.17.  Pro Rata Treatment....................................39
     SECTION 2.18.  Sharing of Setoffs....................................39
     SECTION 2.19.  Payments..............................................40
     SECTION 2.20.  Taxes.................................................40
     SECTION 2.21.  Duty to Mitigate; Assignment of Commitments Under
                    Certain Circumstances.................................43
     SECTION 2.22.  Guaranty of MBNA America Bank.........................44

ARTICLE III REPRESENTATIONS AND WARRANTIES................................46

     SECTION 3.01.  Corporate Existence and Power.........................46
     SECTION 3.02.  Corporate Authorization; No Contravention.............46
     SECTION 3.03.  Governmental Authorization............................47
     SECTION 3.04.  Binding Effect........................................47
     SECTION 3.05.  Litigation............................................47
     SECTION 3.06.  No Default............................................47
     SECTION 3.07.  Employee Benefit Plans................................47
     SECTION 3.08.  Use of Proceeds.......................................48
     SECTION 3.09.  Taxes.................................................48
     SECTION 3.10.  Financial Condition...................................48
     SECTION 3.11.  Regulated Entities....................................49
     SECTION 3.12.  Federal Reserve Regulations...........................49
     SECTION 3.13.  No Material Misstatements.............................49
     SECTION 3.14.  Environmental and Safety Matters......................49
     SECTION 3.15.  Commercial Activity; Absence of Immunity..............50
     SECTION 3.16.  Legal Form............................................50
     SECTION 3.17.  Year 2000 Issues......................................50

ARTICLE IV  CONDITIONS PRECEDENT..........................................50

     SECTION 4.01.  Conditions to Effectiveness...........................50
     SECTION 4.02.  Initial and Subsequent Loans..........................52

ARTICLE V   AFFIRMATIVE COVENANTS.........................................53

     SECTION 5.01.  Financial Statements..................................53
     SECTION 5.02.  Certificates; Other Information.......................54
     SECTION 5.03.  Notices...............................................55
     SECTION 5.04.  Preservation of Corporate Existence, etc..............55
     SECTION 5.05.  Books and Records.....................................55
     SECTION 5.06.  Compliance with Regulatory Standards..................55
     SECTION 5.07.  Payment of Obligations................................56
     SECTION 5.08.  Maintenance of Insurance..............................56
     SECTION 5.09.  Employee Benefits.....................................56
     SECTION 5.10.  Capital Requirements..................................56

ARTICLE VI   NEGATIVE COVENANTS...........................................57

     SECTION 6.01.  Limitations on Liens..................................57
     SECTION 6.02.  Prohibition of Fundamental Changes....................57
     SECTION 6.03.  Financial Covenants of MBNA America Bank..............59
     SECTION 6.04.  Financial Covenants of the Parent.....................59
     SECTION 6.05.  Regulatory Capital....................................59
     SECTION 6.06.  Regulation U..........................................60

ARTICLE VII  EVENTS OF DEFAULT............................................60

ARTICLE VIII THE ADMINISTRATIVE AGENT.....................................63

ARTICLE IX   MISCELLANEOUS................................................65

     SECTION 9.01.  Notices...............................................65
     SECTION 9.02.  Survival of Agreement.................................65
     SECTION 9.03.  Binding Effect........................................66
     SECTION 9.04.  Successors and Assigns................................66
     SECTION 9.05.  Expenses; Indemnity...................................68
     SECTION 9.06.  Applicable Law........................................69
     SECTION 9.07.  Waivers; Amendment....................................69
     SECTION 9.08.  Entire Agreement......................................70
     SECTION 9.09.  Severability..........................................70
     SECTION 9.10.  Counterparts..........................................70
     SECTION 9.11.  Headings..............................................70
     SECTION 9.12.  Right of Setoff.......................................71
     SECTION 9.13.  Jurisdiction; Consent to Service of Process...........71
     SECTION 9.14.  Waiver of Jury Trial..................................72
     SECTION 9.15.  Confidentiality.......................................72
     SECTION 9.16.  Judgment Currency.....................................73
     SECTION 9.17.  Regulation U..........................................73




Schedules
---------

Schedule 2.01  Lenders and Commitments

Exhibits
--------

Exhibit A-1    Form of Competitive Bid Request
Exhibit A-2    Form of Notice of Competitive Bid Request
Exhibit A-3    Form of Competitive Bid
Exhibit A-4    Form of Competitive Bid Accept/Reject Letter
Exhibit A-5    Form of Revolving Credit Borrowing Request

Exhibit B      Form of Administrative Questionnaire
Exhibit C      Form of Assignment and Acceptance
Exhibit D      Form of Commitment Increase Letter

Exhibit E-1    Form of Opinion of Simpson, Thacher & Bartlett, Special
               New York Counsel to the Borrowers
Exhibit E-2    Form of Opinion of Clifford Chance LLP, Special UK Counsel to
               MBNA International
Exhibit E-3    Form of Opinion of General Counsel to MBNA International
Exhibit E-4    Form of Opinion of John W. Sheflen, Esq., General Counsel to
               MBNA America Bank and the Parent
Exhibit E-5    Form of Opinion of Milbank, Tweed, Hadley & McCloy LLP, Special
               New York Counsel to the Administrative Agent


          SENIOR COMPETITIVE ADVANCE AND REVOLVING CREDIT FACILITY AGREEMENT (the "Agreement") dated as of March 31, 2000, among:

                              MBNA AMERICA BANK, N.A., a national banking association organized under the laws of the United States of America ("MBNA America Bank");

          MBNA INTERNATIONAL BANK LIMITED, a private limited company and an authorized institution under the Banking Act of 1987 ("MBNA International");

          MBNA Corporation, a Maryland corporation (the "Parent"; each of MBNA America Bank, MBNA International and the Parent is herein referred to as a "Borrower" and collectively, the "Borrowers");

          each lender that is a signatory hereto identified under the caption "LENDERS" on the signature pages hereto and each lender that becomes a "Lender" after the date hereof pursuant to Section 9.04(b) hereof (individually, a "Lender" and collectively, the "Lenders"); and

          BANK OF AMERICA, N.A., as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

          The Borrowers have requested that the Lenders extend credit to the Borrowers in order to enable them to borrow on a revolving credit basis on and after the Closing Date and at any time and from time to time prior to the Maturity Date (as herein defined) an aggregate principal amount not in excess of $2,500,000,000 at any time outstanding. The Borrowers have also requested the Lenders to provide a procedure pursuant to which the Borrowers may invite the Lenders to bid on an uncommitted basis on short-term borrowings by the Borrowers. The proceeds of all such borrowings are to be used for general corporate purposes. The Lenders are willing to extend such credit to the Borrowers, all as provided herein.

           Accordingly, the parties hereto agree as follows:



ARTICLE I

DEFINITIONS

SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

"ABR Borrowing" shall mean a Borrowing comprised of ABR Loans.

"ABR Loan" shall mean any Revolving Credit Loan bearing interest at a rate determined by reference to the Alternate Base Rate in accordance with the provisions of Article II.

"Administrative Agent Fees" shall have the meaning assigned to such term in
Section 2.06(b).

          "Administrative Agent's Account" shall mean the account of the Administrative Agent most recently designated by the Administrative Agent for such purpose by notice to the Borrowers and the Lenders, or any other account in respect of any Alternative Currency as the Administrative Agent shall designate in a notice to the Borrowers and the Lenders.

"Administrative Questionnaire" shall mean an Administrative Questionnaire in the form of Exhibit B.

"Affiliate" shall mean, when used with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

          "Agreed Alternative Currency" shall mean at any time any of Euros and Pounds Sterling, so long as at such time, (a) such currency is dealt with in the London interbank deposit market, (b) such currency is freely transferable and convertible into Dollars in the London foreign exchange market and (c) no central bank or other governmental authorization in the country of issue of such currency is required to permit use of such currency by any Lender for making any Loan to MBNA International hereunder and/or to permit MBNA International to borrow and repay the principal thereof and to pay the interest thereon, unless such authorization has been obtained.

"Alternate Base Rate" shall mean, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by Bank of America, N.A. as its prime rate (which is a reference rate and is not necessarily the lowest rate it charges); each change in the Prime Rate shall be effective on the date such change is publicly announced as effective. "Base CD Rate" shall mean the sum of (a) the product of (i) the Three-Month Secondary CD Rate and (ii) Statutory Reserves and (b) the Assessment Rate. "Three-Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day shall not be a Business Day, on the next preceding Business
Day) by the Administrative Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it.
"Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Base CD Rate or the Federal Funds Effective Rate or both for any reason, including the inability of the Administrative Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (b) or (c), or both, of the first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

          "Alternative Currency" shall mean at any time any Agreed Alternative Currency and any other currency (other than Dollars) so long as at such time,
(a) such currency is dealt with in the London interbank deposit market, (b) such currency is freely transferable and convertible into Dollars in the London foreign exchange market and (c) no central bank or other governmental authorization in the country of issue of such currency is required to permit use of such currency by any Lender for making any Loan to MBNA International hereunder and/or to permit MBNA International to borrow and repay the principal thereof and to pay the interest thereon, unless such authorization has been obtained.

          "Applicable Accounting Principles" shall mean (i) in the case of MBNA International, UK GAAP and (ii) in the case of MBNA America Bank and the Parent, US GAAP.

          "Applicable Facility Fee Percentage", "Applicable Spread" and "Applicable Utilization Fee Percentage" shall mean, with respect to any Borrower, on any date the respective percentage set forth below under the caption "Applicable Facility Fee Percentage", "Applicable Spread" or "Applicable Utilization Fee Percentage", as the case may be, based upon the ratings by S&P and Moody's, respectively, applicable on such date to the Index Debt of such Borrower:

CATEGORY 1           Applicable Facility   Applicable Spread     Applicable
     Rating            Fee Percentage                          Utilization Fee
                                             LIBO      ABR       Percentage
------------------   -------------------   --------  -------   ---------------
A or higher by S&P         0.090%           0.210%      0          0.050%
A2 or higher by Moody's

CATEGORY 2
     Rating
------------------
A- by S&P                  0.100%           0.250%      0          0.050%
A3 by Moody's

CATEGORY 3
     Rating
------------------
BBB+ by S&P                0.125%           0.275%      0          0.100%
Baa1 by Moody's

CATEGORY 4
     Rating
------------------
BBB by S&P                 0.150%           0.350%      0          0.125%
Baa2 by Moody's

CATEGORY 5
     Rating
------------------
BBB- by S&P                0.175%           0.450%      0          0.250%
Baa3 by Moody's

CATEGORY 6
     Rating
------------------
BB+ or below by S&P        0.275%           0.725%      0          0.500%
Ba1 or below by Moody's

          For purposes of the foregoing and for each Borrower, (i) if at any time there shall exist no Index Debt or Index Debt is not rated (other than by reason of the circumstances referred to in the last sentence of this definition) for such Borrower, then the Lenders acting through the Administrative Agent and the Borrowers shall negotiate in good faith to determine a substitute basis for determining the Applicable Facility Fee Percentage, Applicable Spread and Applicable Utilization Fee Percentage, and during such negotiations the Applicable Facility Fee Percentage, Applicable Spread and Applicable Utilization Fee Percentage in effect immediately prior to such time for such Borrower shall continue in effect; (ii) if the ratings established or deemed to have been established by S&P and Moody's for the Index Debt of such Borrower shall fall within different Categories, the Applicable Facility Fee Percentage, Applicable Spread and Applicable Utilization Fee Percentage for such Borrower shall be based on the Category containing the higher of such ratings; provided, however, that if the difference between such ratings is greater than one Category, the Applicable Facility Fee Percentage, Applicable Spread and Applicable Utilization Fee Percentage for such Borrower shall be based on the Category containing the ratings one Category below the Category containing the higher of such ratings; and (iii) if any rating for Index Debt for such Borrower established or deemed to have been established by S&P or Moody's shall be changed (other than as a result of a change in the rating system of S&P or Moody's), such change shall be effective (A) if such Index Debt is not publicly rated, as of the date of the applicable Ratings Review Letter indicating such change, or (B) if such Index Debt is publicly rated, as of the date on which such change is first announced by the applicable rating agency. Each change in the Applicable Facility Fee Percentage, Applicable Spread and Applicable Utilization Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of S&P or Moody's shall change, or if any such rating agency shall cease to be in the business of rating corporate debt obligations, the Borrowers and the Lenders, acting through the Administrative Agent, shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system or the nonavailability of ratings from such rating agency, and pending agreement on such amendment, the Applicable Facility Fee Percentage, Applicable Spread and Applicable Utilization Fee Percentage most recently determined in accordance with this definition shall continue in effect.

          "Applicable Lending Office" shall mean, for each Lender and for each Type and Currency of Loan, the "Lending Office" of such Lender (or of an affiliate of such Lender) designated for such Type and Currency of Loan in its Administrative Questionnaire or such other office of such Lender (or of an affiliate of such Lender) as such Lender may from time to time specify to the Administrative Agent and the Borrowers as the office by which its Loans of such Type and Currency are to be made and maintained.

          "Assessment Rate" shall mean for any date the annual rate (rounded upwards, if necessary, to the next 1/100 of 1%) most recently estimated by Bank of America, N.A. as the then current net annual assessment rate that will be employed in determining amounts payable by Bank of America, N.A. to the Federal Deposit Insurance Corporation (or any successor) for insurance by such Corporation (or such successor) of time deposits made in Dollars at the domestic offices of Bank of America, N.A.

          "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee substantially in the form of Exhibit C.
          "Bank Regulatory Authority" shall mean the OCC, the Board, the Federal Deposit Insurance Corporation, the FSA and all other relevant bank regulatory authorities (including relevant state, foreign and international bank regulatory authorities).

          "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

          "Borrowing" shall mean a Revolving Credit Borrowing or a Competitive Borrowing. For all purposes of this Agreement (including the definition of the term "Dollar Equivalent"), the date of a Borrowing initially shall be the date on which such Borrowing is made or, in the case of a Eurodollar Borrowing, thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

          "Business Day" shall mean any day (a) on which commercial banks are not authorized or required to close in New York City, Dallas, Texas or Wilmington, Delaware, (b) if such day relates to the giving of notices in respect of a Loan denominated in Dollars or to a borrowing, continuation or conversion of, a payment or prepayment of principal of or interest on, or the Interest Period for, a Eurodollar Loan denominated in Dollars or a notice by a Borrower with respect to any such borrowing, payment, prepayment or Interest Period, that is also a day on which dealings in Dollar deposits are carried out in the London interbank market, (c) if such day relates to the giving of notices in respect of a Loan denominated in an Alternative Currency other than the Euro or to a borrowing of, a payment or prepayment of principal of or interest on, or the Interest Period for, a Eurodollar Loan denominated in an Alternative Currency other than the Euro or a notice by MBNA International with respect to any such borrowing, payment, prepayment or Interest Period, that is also a day on which commercial banks and foreign exchange markets settle payments in the Principal Financial Center for the Currency in which such Loan is denominated and (d) if such day relates to the giving of notices in respect of a Loan denominated in Euros or to a borrowing of, a payment or prepayment of principal of or interest on, or the Interest Period for, a Eurodollar Loan denominated in Euros, or a notice by MBNA International with respect to any such borrowing, payment, prepayment or Interest Period, that is also a TARGET Business Day on which commercial banks are generally open for business in London, New York City and Frankfurt and in any other Principal Financial Center as the Administrative Agent shall from time to time determine for this purpose.

          "Capital Adequacy Regulations" shall mean (i) with respect to MBNA America Bank, the capital adequacy regulations of the OCC applicable to national banks set forth in Part 3 (including Appendices thereto) of Title 12, Code of Federal Regulations, and with respect to the Parent, the capital adequacy regulations of the Board applicable to bank holding companies set forth in Part 225 (including Appendices thereto) of Title 12, Code of Federal Regulations, or any successor minimum capital adequacy regulations of the primary federal Bank Regulatory Authority for MBNA America Bank and the Parent and (ii) with respect to MBNA International, the capital adequacy regulations of the FSA or any other relevant Bank Regulatory Authority.

          "Class" shall have the meaning specified in Section 1.04.

          "Closing Date" shall have the meaning set forth in Section 4.01.

          "Code" shall mean the Internal Revenue Code of 1986, as the same may be amended from time to time.

          "Commitment" shall mean, with respect to each Lender, the commitment of such Lender hereunder as set forth in Schedule 2.01 as such Lender's Commitment may be permanently terminated, reduced or increased from time to time pursuant to Section 2.11 or 2.12, or changed as a result of an assignment pursuant to Section 9.04(b).

          "Commitment Increase Date" shall have the meaning assigned thereto in Section 2.12(b).

          "Commitment Increase Letter" shall have the meaning assigned thereto in Section 2.12(b).

          "Competitive Bid" shall mean an offer by a Lender to make a Competitive Loan pursuant to Section 2.03.

          "Competitive Bid Accept/Reject Letter" shall mean a notification made by a Borrower pursuant to Section 2.03(d) in the form of Exhibit A-4.

          "Competitive Bid Rate" shall mean, as to any Competitive Bid made by a Lender pursuant to Section 2.03, (i) in the case of a Eurodollar Competitive Loan, the Margin, and (ii) in the case of a Fixed Rate Loan, the fixed rate of interest, offered by such Lender.

          "Competitive Bid Request" shall mean a request made pursuant to
Section 2.03 in the form of Exhibit A-1.

          "Competitive Borrowing" shall mean a borrowing consisting of a Competitive Loan or concurrent Competitive Loans of the same Type and Currency from the Lender or Lenders whose Competitive Bids for such borrowing have been accepted by a Borrower under the bidding procedure described in Section 2.03, and made on the same date and as to which a single Interest Period is in effect.

          "Competitive Loan" shall mean a Loan from a Lender to a Borrower pursuant to the bidding procedure described in Section 2.03. Each Competitive Loan shall be a Eurodollar Competitive Loan or a Fixed Rate Loan.

          "Consolidated Reports" shall have the meaning assigned to such term in Section 3.10(a).

          "Consolidated Tangible Net Worth" at any date shall mean, with respect to any Borrower, the Tangible Net Worth of such Borrower and its Subsidiaries on such date, determined on a consolidated basis in accordance with Applicable Accounting Principles.

          "Contingent Obligation" shall mean, with respect to any Borrower or any Subsidiary thereof, any obligation of such Borrower or such Subsidiary, as applicable, guaranteeing or in effect guaranteeing any Indebtedness ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (a) to purchase any such primary obligation or any property constituting direct or indirect security therefor,
(b) to advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (c) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or
(d) otherwise to assure or hold harmless the owner of such primary obligation against loss in respect thereof; provided, however, that the term Contingent Obligation shall not include endorsements of instruments for deposit or collection in the ordinary course of business or guarantees by such Borrower of obligations of any such Subsidiary. The amount of any Contingent Obligation shall be deemed to equal the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Borrower in good faith.

          "Continuing Directors" shall mean, with respect to any Borrower, (i) persons who are members of the Board of Directors of such Borrower on the date hereof and (ii) persons who become members of the Board of Directors of such Borrower after the date hereof (x) whose election or nomination for election was approved by a vote of a majority of the then Continuing Directors and (y) who were not so elected or nominated in connection with, or in contemplation of, any transaction of the type referred to in Section 6.02.

          "Contractual Obligation" shall mean, with respect to any Borrower or any Subsidiary thereof, any provision of any security issued by such Borrower or such Subsidiary, as applicable, or of any agreement, instrument or undertaking to which such Borrower or such Subsidiary, as applicable, is a party or by which it or any of its property is bound.

          "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, but not including the exercise of investment discretion as an investment advisor or fiduciary, and "Controlling" and "Controlled" shall have meanings correlative thereto.

          "Currency" shall mean Dollars or any Alternative Currency.

"Default" shall mean any Event of Default or any event or condition which upon notice, lapse of time or both would constitute an Event of Default.

          "Dollar Equivalent" shall mean, with respect to any Loan made to MBNA International and denominated in an Alternative Currency, the amount of Dollars that would be required to purchase the amount of the Alternative Currency of such Loan on the date such Loan is requested or, with respect to any determination made under Section 2.01(b), on the date of any Borrowing referred to in said Section, based upon the arithmetic mean (rounded upwards, if necessary, to the nearest 1/100 of 1%), as determined by the Administrative Agent, of the spot selling rate at which the Reference Lenders offer to sell such Alternative Currency for Dollars in the London foreign exchange market at approximately 11:00 a.m. London time for delivery two Business Days later.

          "Dollars" or "$'' shall mean lawful money of the United States of America.

          "Double Leverage Ratio" shall mean, on any date, the ratio of (a) the sum of (i) Intangibles of the Parent alone on such date plus (ii) the aggregate investment of the Parent on such date in the capital stock of its Subsidiaries as reported pursuant to Section 5.01(a) or 5.01(b) hereof (including the Parent's interest in undistributed earnings of its Subsidiaries), to (b) Net Worth of the Parent on such date.

          "Eligible Receivables" shall mean, on any date and with respect to any Borrower, the credit card and related plan receivables which are owned by such Borrower or any Subsidiary thereof on such date and the Sellers' Retained Interests owned by such Borrower or any Subsidiary thereof on such date, in each case to the extent they are or would be reflected on a consolidated balance sheet of such Borrower prepared in accordance with Applicable Accounting Principles other than any such receivables or Sellers' Retained Interests which (i) are in accounts (or in the case of the Sellers' Retained Interests, represent indirect interests in receivables in accounts) that are nonaccruing or that have balances 90 days or more past due, (ii) represent the Financed Portion of receivables subject to a Securitization or (iii) are otherwise subject to any Lien.

          "EMU" shall mean Economic and Monetary Union as contemplated in the Treaty on European Union, as amended and in effect from time to time.

          "EMU Legislation" shall mean legislative measures of the European Council (including European Council regulations) for the introduction of, changeover to or operation of a single or unified European currency (whether known as the euro or otherwise), being in part the implementation of the third stage of EMU.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

          "ERISA Affiliate" shall mean, with respect to any Borrower, any trade or business (whether or not incorporated) that, together with such Borrower, is treated as a single employer under Section 414 of the Code.

          "Euro" shall mean the single currency of Participating Member States of the European Union.

          "Euro Unit" shall mean the currency unit of the Euro.

          "Eurocurrency Reserve Requirements" with respect to any Lender shall mean the aggregate of the reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board and any other banking authority to which such Lender is subject and applicable to "Eurocurrency Liabilities", as such term is defined in Regulation D of the Board, or any similar category of assets or liabilities relating to eurocurrency fundings. Eurodollar Loans shall be deemed to constitute Eurocurrency Liabilities. Eurocurrency Reserve Requirements shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

          "Eurodollar Borrowing" shall mean a Borrowing comprised of Eurodollar Loans.

          "Eurodollar Competitive Borrowing" shall mean a Borrowing comprised of Eurodollar Competitive Loans.

          "Eurodollar Competitive Loan" shall mean any Competitive Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

          "Eurodollar Loan" shall mean any Eurodollar Competitive Loan or Eurodollar Revolving Credit Loan.

          "Eurodollar Revolving Credit Borrowing" shall mean a Borrowing comprised of Eurodollar Revolving Credit Loans.

          "Eurodollar Revolving Credit Loan" shall mean any Revolving Credit Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

          "Event of Default" shall have the meaning assigned to such term in
Article VII.

          "Existing Credit Agreement" shall mean the Competitive Advance and Revolving Credit Facility Agreement dated as of January 15, 1997 (as modified and supplemented and in effect immediately prior to the Closing Date) among MBNA America Bank, certain Lenders and The Chase Manhattan Bank, as agent.

          "Facility Fee" shall have the meaning assigned to such term in
Section 2.06(a).

          "Federal Funds Effective Rate" shall have the meaning assigned to such term in the definition of "Alternate Base Rate" in this Section 1.01.

          "Fees" shall mean the Facility Fees, the Administrative Agent Fees and the Utilization Fee.

          "Financed Portion" shall mean at any time, with respect to receivables subject to a Securitization, an amount of such receivables equal to the aggregate amount of then outstanding debt or equity instruments or securities (other than any seller's interest retained by the relevant Borrower or a Subsidiary thereof) issued in connection with such Securitization, in each case determined in accordance with Applicable Accounting Principles.

          "Financial Officer" of any corporation shall mean the chief financial officer, chief corporate finance officer, principal accounting officer, Treasurer, Assistant Treasurer or Controller of such corporation.

          "Fixed Rate Borrowing" shall mean a Borrowing comprised of Fixed Rate Loans.

          "Fixed Rate Loan" shall mean any Competitive Loan bearing interest at a fixed percentage rate per annum (expressed in the form of a decimal to no more than four decimal places) specified by the Lender making such Loan in its Competitive Bid.
          "Foreign Currency Equivalent" shall mean, with respect to any amount in Dollars, the amount of any Alternative Currency that could be purchased with such amount of Dollars using the reciprocal of the foreign exchange rate(s) specified in the definition of the term "Dollar Equivalent", as determined by the Administrative Agent.

          "FSA" shall mean the Financial Services Authority in the United
Kingdom.

          "Governmental Authority" shall mean any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

          "Guaranteed Obligations" shall have the meaning assigned thereto in
Section 2.22(a).

          "Indebtedness" of any Person at any date shall mean (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (other than current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices), (b) any other indebtedness of such Person which is evidenced by a note, bond, debenture or similar instrument, (c) all obligations of such Person in respect of acceptances issued or created for the account of such Person, (d) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof, (e) indebtedness arising out of Securitizations which do not qualify for sale treatment in accordance with Applicable Accounting Principles to the extent such Indebtedness would be reflected on a balance sheet of such Person prepared in accordance with Applicable Accounting Principles, provided that, for purposes hereof, the amount of any such Indebtedness arising out of a Securitization described in this clause (e) shall be deemed to be limited to the maximum amounts of such Indebtedness that can be satisfied, directly or indirectly, by recourse to the assets or credit of such Person (other than assets constituting the Financed Portion, at the time of a default, of the receivables subject to such Securitization), and (f) Contingent Obligations of such Person in respect of Indebtedness of others (other than any undrawn lines of credit or undrawn credit commitments to individual persons); provided that Indebtedness shall not include with respect to any such Person which is a bank, (A) indebtedness in respect of deposits held by such Person, (B) obligations in respect of federal funds purchased by such Person, (C) indebtedness in respect of agreements in the ordinary course of business to purchase or repurchase securities or loans or (D) contingent liabilities incurred in the ordinary course of banking business (including banker's acceptances, trade acceptances, letters of credit and finance acceptances), and provided further, that each of the foregoing items described in this definition shall be deemed to constitute Indebtedness only to the extent it would be (or in the case of Contingent Obligations, the Indebtedness of the primary obligor would be) required to be reflected as a liability by (and in the amount specified by) Applicable Accounting Principles and provided further, that Indebtedness shall not include any Securitization which qualifies for treatment as a sale under Applicable Accounting Principles or any obligations with respect to a Securitization which so qualifies.

          "Index Debt" shall mean, with respect to any Borrower, (i) senior, unsecured noncredit-enhanced, long-term debt of such Borrower (whether or not any such debt shall be outstanding) publicly rated by both S&P and Moody's or
(ii) if the debt described in clause (i) shall not exist, long-term subordinated debt of such Borrower (whether or not any such debt shall be outstanding) rated by both S&P and Moody's, and the rating applicable to Index Debt shall be one category higher than such rating, or (iii) if the debt described in clauses (i) and (ii) shall not exist, senior, unsecured, noncredit-enhanced, long-term debt of such Borrower (whether or not any such debt shall be outstanding) with respect to which such Borrower has delivered to the Administrative Agent a Ratings Review Letter dated not earlier than the most recent Ratings Review Date (or which has been publicly rated by only one of S&P or Moody's and as to which a Ratings Review Letter from the other rating agency has been delivered to the Administrative Agent not earlier than such date); provided, that the Index Debt on any date of determination with respect to MBNA International shall be deemed to be the Index Debt on such date applicable to MBNA America Bank.

          "Insured Subsidiary" shall mean any insured depositary institution (as defined in 12 U.S.C. 1813(c) (or any successor provision), as amended, re-enacted or redesignated from time to time), that is controlled (within the meaning of 12 U.S.C. 1841 (or any successor provision), as amended, re-enacted or redesignated from time to time) by the Parent or by MBNA America Bank.


          "Intangibles" with respect to any Person at any date shall mean the amount of all assets of such Person that would be classified as intangible assets in accordance with Applicable Accounting Principles.

          "Interest Payment Date" shall mean, with respect to any Loan, the last day of the Interest Period applicable thereto and, in the case of a Eurodollar Loan with an Interest Period of more than three months' duration or a Fixed Rate Loan with an Interest Period of more than 90 days' duration, each day that would have been an Interest Payment Date for such Loan had successive Interest Periods of three months' duration or 90 days' duration, as the case may be, been applicable to such Loan and, in addition, the date of any refinancing or conversion of such Loan with or to a Loan of a different Type.

          "Interest Period" shall mean (a) as to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the relevant Borrower may elect, (b) as to any ABR Borrowing, the period commencing on the date of such Borrowing and ending on the next succeeding March 31, June 30, September 30 or December 31, or, if earlier, on the Maturity Date or the date of prepayment of such Borrowing and (c) as to any Fixed Rate Borrowing, the period commencing on the date of such Borrowing and ending on the date specified in the Competitive Bids in which the offers to make the Fixed Rate Loans comprising such Borrowing were extended, which shall not be earlier than seven days after the date of such Borrowing or later than 360 days after the date of such Borrowing; provided, however, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of Eurodollar Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (ii) if any Interest Period for any Loan would otherwise end after the Maturity Date, such Interest Period shall end on the Maturity Date and (iii) MBNA International may not select an Interest Period for a Loan made to it in an Alternative Currency which would extend beyond the date on which such Alternative Currency ceases to be legal tender in its respective country. Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

          "LIBO Rate" shall mean, with respect to any Eurodollar Borrowing denominated in any Currency for any Interest Period, an interest rate per annum equal to the arithmetic mean (rounded upwards, if necessary, to the next 1/16 of 1%) of the offered rates for deposits in such Currency with a maturity comparable to such Interest Period which appear on the Telerate British Bankers Assoc. Interest Settlement Rates Page (as hereinafter defined) at approximately 11:00 a.m., London time, two Business Days (or in the case of a Eurodollar Loan denominated in an Agreed Alternative Currency, on such other date as is customary in the relevant interbank market) prior to the commencement of such Interest Period; provided, however, that if there shall no longer exist a Telerate British Bankers Assoc. Interest Settlement Rates Page, "LIBO Rate" shall mean an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the rate at which deposits in such Currency approximately equal in principal amount to (i) in the case of a Eurodollar Revolving Credit Loan, Bank of America, N.A.'s portion of such Revolving Credit Borrowing and (ii) in the case of a Eurodollar Competitive Loan, a principal amount that would have been Bank of America, N.A.'s portion of such Competitive Borrowing had such Competitive Borrowing been a Eurodollar Revolving Credit Loan, and for a maturity comparable to such Interest Period are offered to the principal London office of Bank of America, N.A. in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days (or in the case of a Eurodollar Loan denominated in an Agreed Alternative Currency, on such other date as is customary in the relevant interbank market) prior to the commencement of such Interest Period. "Telerate British Bankers Assoc. Interest Settlement Rates Page" shall mean the display designated as Page 3750 on Teleratesystem Incorporated (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks).

          "Lien" shall mean, with respect to any asset, any mortgage, deed of trust, lien, pledge, assignment or transfer for security, encumbrance, charge or security interest in or on such asset.

          "Loan" shall mean a Competitive Loan or a Revolving Credit Loan, whether made as a Eurodollar Loan, an ABR Loan or a Fixed Rate Loan, as permitted hereby.

          "Loan Documents" shall mean (i) this Agreement and the letter agreement referred to in Section 2.06(b) and (ii) any amendment, supplement, modification, consent or waiver of, to or in respect of either of the foregoing.

          "Local Time" shall mean, with respect to any Loan denominated in or any payment to be made in any Currency, the local time in the Principal Financial Center for the Currency in which such Loan is denominated or such payment is to be made.

          "Managed Credit Card Receivables" shall mean the aggregate of on-balance sheet credit card receivables of MBNA America Bank and its Subsidiaries and credit card receivables of MBNA America Bank and its Subsidiaries transferred in a Securitization.

          "Margin" shall mean, as to any Eurodollar Competitive Loan, the margin (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the LIBO Rate in order to determine the interest rate applicable to such Loan, as specified in the Competitive Bid relating to such Loan.

          "Margin Stock" shall have the meaning given such term under Regulation U.

          "Material Adverse Effect" shall mean, with respect to a Borrower, a material adverse effect on (i) the business, assets, operations or financial condition of such Borrower and its Subsidiaries taken as a whole, (ii) the ability of such Borrower to perform its obligations hereunder or (iii) the rights or remedies of the Lenders hereunder.

          "Maturity Date" shall mean March 31, 2004, as the same may be extended pursuant to Section 2.11; provided, that if such day is not a Business Day, the Maturity Date shall be the immediately preceding Business Day.

          "MBNA America Bank" shall have the meaning assigned thereto in the introduction hereto.

          "MBNA International" shall have the meaning assigned thereto in the introduction hereto.

          "Moody's" shall mean Moody's Investors Service, Inc., and its successors.

          "Multiemployer Plan" shall mean a multiemployer plan as defined in
Section 4001(a)(3) of ERISA.

          "National Currency Unit" shall mean a fraction or multiple of one Euro Unit expressed in units of the former national currency of any Participating Member State.

          "Net Worth" shall mean, on any date, the consolidated stockholders' equity of the Parent and its consolidated Subsidiaries, all determined as of such date on a consolidated basis without duplication in accordance with Applicable Accounting Principles.

          "OCC" shall mean the Office of the Comptroller of the Currency of the United States or any successor Federal Bank Regulatory Authority.

          "Organization Documents" shall mean, for any corporation, the certificate or articles of incorporation, the by-laws, any certificate of designation or instrument relating to the rights of preferred shareholders of such corporation and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.

          "Parent" shall have the meaning assigned thereto in the introduction hereto.

          "Parent Borrowing Limit" shall mean $300,000,000, as such amount may be increased from time to time pursuant to Section 2.12.

          "Participating Member State" shall mean each country so described in any EMU Legislation.

          "PBGC" shall mean the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

          "Person" shall mean any natural person, corporation, business trust, joint venture, association, company, limited liability company, partnership or government, or any agency or political subdivision thereof.

          "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code that is maintained for current or former employees, or any beneficiary thereof, of any Borrower or any ERISA Affiliate.

          "Pounds Sterling" shall mean lawful money of England.

          "Principal Financial Center" shall mean (a) in the case of each Currency identified in Section 1.4(a)(i)(A) of the 1991 ISDA Definitions (as amended and supplemented by the 1998 Supplement to the 1991 ISDA Definitions and the 1998 ISDA Euro Definitions) published by the International Swaps and Derivatives Association, Inc., the financial center identified in said Section opposite such Currency and (b) in the case of any other Currency, the principal financial center of the country that issues such Currency, as determined by the Administrative Agent.

          "Qualifying Bank" shall mean any Person (a) which is a bank as defined in Section 840A of the Income and Corporation Taxes Act 1988 of the United Kingdom (as such section may be amended from time to time) which, for the purposes of Section 349 of said Income and Corporation Taxes Act 1988 (as such section may be amended from time to time), is within the charge to United Kingdom corporation tax with respect to any interest received by it hereunder and is beneficially entitled to any payments made to it; (b) which is a person carrying on a bona fide banking business who is resident (as such term is defined in an appropriate double taxation treaty) in a country with which the United Kingdom has a double taxation treaty giving residents of that country an exemption from United Kingdom taxation on interest and does not carry on business in the United Kingdom through a permanent establishment with which the indebtedness under this Agreement in respect of which interest is paid is effectively connected and in relation to interest payments made to such person, the Inland Revenue has given permission to make such interest without deduction of tax; or (c) if such Person is not funding its Loans to MBNA International out of an Applicable Lending Office in the United Kingdom (or another jurisdiction having an exemption from United Kingdom income tax by treaty), which will submit a duly completed Form FD13 double tax treaty form to the U.S. Internal Revenue Service (or the comparable or other applicable form for its jurisdiction to its jurisdiction's tax authorities) no later than July 1, 2000 seeking exemption from, or reduction of, United Kingdom income tax on interest payable hereunder by MBNA International.

          "Ratings Review Date" shall mean, with respect to a Borrower, (a) the Closing Date, (b) each anniversary of the Closing Date and (c) any date after the most recent date referred to in (a) or (b) above which shall have been designated in a notice delivered by the Required Lenders to such Borrower not fewer than 90 days prior to such designated date, provided that the Required Lenders shall not deliver such notice more than once a year.

          "Ratings Review Letters" shall mean, on any date and with respect to a Borrower, the letters of each of S&P and Moody's that set forth the ratings of the Index Debt of such Borrower by such rating agencies, which letters shall not be dated earlier than 10 days prior to the date of delivery thereof to the Administrative Agent.

          "Regulations D, U and X" shall mean, respectively, Regulation D, U and X of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

          "Reportable Event" shall mean any reportable event as defined in
Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414).

          "Required Lenders" shall mean, at any time, Lenders having Commitments representing at least 50.1% in Dollar amount of the Total Commitment or, for purposes of action taken to accelerate the maturity of Loans to any Borrower under Article VII, Lenders holding Loans to such Borrower representing at least a majority of the aggregate principal amount of the Loans to such Borrower outstanding.

          "Requirement of Law" as to any Person shall mean the Organization Documents of such Person and any law, treaty, rule, regulation, regulatory guideline or pronouncement or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

          "Responsible Officer" of any corporation shall mean any executive officer or Financial Officer of such corporation and any other officer or similar official thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

          "Restricted Shares" shall mean, with respect to any Borrower, shares of stock of or other ownership interests in such Borrower or any Significant Subsidiary thereof.
          "Revolving Credit Borrowing" shall mean a borrowing consisting of simultaneous Revolving Credit Loans of the same Type and Currency made, converted or continued on the same date and, in the case of Eurodollar Revolving Credit Loans, as to which a single Interest Period is in effect.

          "Revolving Credit Loan" shall mean a revolving loan made by a Lender to a Borrower pursuant to Section 2.04. Each Revolving Credit Loan shall be a Eurodollar Revolving Credit Loan or an ABR Loan.

          "Revolving Credit Borrowing Request" shall mean a request made pursuant to Section 2.04 in the form of Exhibit A-5.

          "Risk Adjusted Assets" shall mean, on any date, the amount, for MBNA America Bank and its consolidated Subsidiaries (determined on a consolidated basis) on such date, of "risk-weighted assets", within the meaning given to such term in the Capital Adequacy Guidelines for National Banks published by the OCC (12 C.F.R. Part 3 and Appendices thereto, as amended, modified and supplemented and in effect from time to time or any replacement thereof).

          "S&P" shall mean Standard and Poor's Ratings Services, a Division of The McGraw-Hill Companies Inc., and its successors.

          "SEC" shall mean the Securities and Exchange Commission of the United States of America, or any successor agency charged with the enforcement and administration of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended from time to time.

          "Securitization" shall mean the transfer or pledge of assets or interests in assets to a trust, partnership, corporation or other entity, which transfer or pledge is funded by such entity in whole or in part by the issuance of instruments or securities that are paid principally from the cash flow derived from such assets or interests in assets.

          "Sellers' Retained Interests" shall mean, with respect to a Borrower, the debt or equity interest held by such Borrower or its Subsidiaries in any trust, partnership, corporation or other entity to which credit card receivables or related plan receivables of such Borrower or its Subsidiaries have been transferred in a Securitization, and, for purposes hereof, the amount of the Sellers' Retained Interests at any date shall be the amount that would be reflected on a consolidated balance sheet of such Borrower at such date prepared in accordance with Applicable Accounting Principles.

          "Significant Subsidiary" shall mean, with respect to a Borrower, any Subsidiary of such Borrower which, at the time any determination is being made, would constitute a "significant subsidiary" of such Borrower as defined in Rule 1-02 of Regulation S-X of the Securities and Exchange Commission, 17 C.F.R. 210.1-02, as in effect on the date hereof.

          "Statutory Reserves" shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board and any other banking authority to which Bank of America, N.A. is subject for new negotiable nonpersonal time deposits in Dollars of over $100,000 with maturities approximately equal to three months. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

          "subsidiary" shall mean, with respect to any Person (herein referred to as the "parent"), any corporation, partnership, association or other business entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or more than 50% of the general partnership interests are, at the time any determination is being made, owned, controlled or held, other than in a fiduciary capacity, or (b) which is, at the time any determination is made, otherwise Controlled by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

          "Subsidiary" shall mean, with respect to a Borrower, any subsidiary of such Borrower; provided, however, that any special purpose subsidiary of MBNA America Bank or any of its subsidiaries organized and operated solely to facilitate or conduct Securitizations which is not a consolidated subsidiary of MBNA America Bank or any of its subsidiaries under Applicable Accounting Principles shall not be deemed to be a Subsidiary hereunder.

          "Tangible Net Worth" with respect to any Person at any date shall mean all amounts which would be included as "total equity capital" on a balance sheet of such Person prepared as of such date in accordance with Applicable Accounting Principles less the aggregate amount of Intangibles that would be reflected as assets on such balance sheet.

          "TARGET Business Day" shall mean any day that is not (i) a Saturday or Sunday, or (ii) any other day on which the Trans-European Real-time Gross Settlement Operating System (or any successor settlement system) is not operating (as determined by the Administrative Agent).

          "Tier 1 Capital" shall mean, on any date, the amount, for MBNA America Bank and its consolidated Subsidiaries (determined on a consolidated basis) on such date, of "Tier 1 capital", within the meaning given to such term in the Capital Adequacy Guidelines for National Banks published by the OCC (12 C.F.R. Part 3 and Appendices thereto, as amended, modified and supplemented and in effect from time to time or any replacement thereof).

          "Tier 1 Capital to Risk Adjusted Assets Ratio" shall mean, on any date, the ratio of (a) Tier 1 Capital on such date to (b) Risk Adjusted Assets on such date.

          "Tier 1 Leverage Ratio" shall mean, on any date, the ratio of (a) Tier 1 Capital on such date to (b) Total Assets on such date.

          "Total Assets" shall mean, on any date, the amount, for MBNA America Bank and its consolidated Subsidiaries (determined on a consolidated basis) on such date, of "adjusted total assets", within the meaning given to such term in the Capital Adequacy Guidelines for National Banks published by the OCC (12 C.F.R. Part 3 and Appendices thereto, as amended, modified and supplemented and in effect from time to time or any replacement thereof).

          "Total Capital" shall mean, on any date, the amount, for MBNA America Bank and its consolidated Subsidiaries (determined on a consolidated basis) on such date, of "total capital", within the meaning given to such term in the Capital Adequacy Guidelines for National Banks published by the OCC (12 C.F.R. Part 3 and Appendices thereto, as amended, modified and supplemented and in effect from time to time or any replacement thereof).

          "Total Capital to Risk Adjusted Assets Ratio" shall mean, on any date, the ratio of (a) Total Capital on such date to (b) Risk Adjusted Assets on such date.

          "Total Commitment" shall mean at any time the aggregate amount of the Commitments, as in effect at such time.

          "Type", when used in respect of any Loan or Borrowing, shall refer to the Rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined. For purposes hereof, "Rate" shall include the LIBO Rate, the Alternate Base Rate and any fixed rate.

          "UK GAAP" shall mean generally accepted accounting principles in England and Wales as in effect from time to time.

          "US GAAP" shall mean generally accepted accounting principles in the United States of America as in effect from time to time.

          "Utilization Fee" shall have the meaning assigned to such term in
Section 2.06(c).

          "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

          SECTION 1.02. Terms Generally. The definitions in Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words include "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require.

          SECTION 1.03. Accounting Terms. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with Applicable Accounting Principles consistently applied. In the event that any change in Applicable Accounting Principles materially affects any provision of this Agreement, the Administrative Agent, the Lenders and the Borrowers agree that they shall negotiate in good faith in order to amend the affected provisions in such a way as will restore the parties to their respective positions prior to such change, and until such amendment becomes effective the Borrowers' compliance with such provisions shall be determined on the basis of Applicable Accounting Principles as in effect immediately before such change in Applicable Accounting Principles became effective. Notwithstanding the foregoing, the accounting terms "Risk-Adjusted Assets", "Tier 1 Capital", "Total Assets" and "Total Capital" defined in Section 1.01 hereof shall be interpreted by reference to the statutes or regulations referred to in said definitions, as such statutes or regulations are amended, modified, supplemented or replaced and in effect from time to time.

          SECTION 1.04 Classes, Currencies and Types of Loans. Loans, Borrowings and Commitments hereunder are distinguished by "Class", by "Currency" and by "Type". The "Class" of a Loan, Borrowing or Commitment refers to whether the relevant Loans are Revolving Credit Loans or Competitive Loans. The "Currency" of a Loan refers to the Currency in which such Loan is denominated. The "Type" of a Loan refers to whether such Loan is an ABR Loan, a Eurodollar Loan or a Fixed Rate Loan, each of which constitutes a Type. Loans may be identified by one or more of their Class, Currency and Type.


          SECTION 1.05 EMU.

          (a) Redenomination of Alternative Currency Loans and other Obligations into Euro Units.

          (i) Each obligation under this Agreement of a party to this Agreement which (1) was originally denominated in the former national currency of a Participating Member State or (2) would otherwise have been denominated in such former national currency prior to such date shall be redenominated into the Euro Unit in accordance with EMU Legislation and applicable state law, provided, that if and to the extent that any EMU Legislation provides that amounts denominated either in the Euro or in the National Currency Unit of a Participating Member State, that are payable by crediting an account of the creditor within that country, may be paid by the debtor in either Euro or National Currency Units, each party to this Agreement shall be entitled to pay or repay any such amounts in either the Euro Unit or such National Currency Unit.

          (ii) Subject to any EMU Legislation, references in this Agreement to a minimum amount (or an integral multiple thereof) in a National Currency Unit to be paid to or by a party hereto shall be deemed to be a reference to such reasonably comparable and convenient amount (or an integral multiple thereof) in the Euro Unit as the Administrative Agent may from time to time specify.

          (b)  Payments.

          (i) All payments by any Borrower or any Lender of amounts denominated in the Euro or a National Currency Unit of a Participating Member State shall be made in immediately available, freely transferable, cleared funds to the account of the Administrative Agent in the principal financial center in such Participating Member State or in London, England, as from time to time designated by the Administrative Agent for such purpose.

          (ii) Subject to Section 1.05(a)(i), all amounts payable by the Administrative Agent to any party under this Agreement in the National Currency Unit of a Participating Member State shall instead be paid in the Euro.

          (iii) The Administrative Agent shall not be liable to any party to this Agreement in any way whatsoever for any delay, or the consequences of any delay, in the crediting to any account of any amount denominated in the Euro or a National Currency Unit of a Participating Member State, except to the extent such delay or consequences thereof are finally determined by a court of competent jurisdiction to have resulted from the gross negligence or willful or intentional misconduct of the Administrative Agent.

          (iv) All references herein to the London interbank or other national market with respect to any National Currency Unit of a Participating Member State shall be deemed a reference to the applicable markets and locations referred to in the definition of "Business Day" in
     Section 1.01 hereof.

          (c) Unavailability of Euro. If the Administrative Agent at any time determines that: (1) the Euro has ceased to be utilized as the basic accounting unit of the European Community, (2) for reasons affecting the market in Euros generally, Euros are not freely traded between banks internationally, or (3) it is illegal, impossible or impracticable for payments to be made hereunder in Euros, then the Administrative Agent may in its discretion, after consultation with the Borrowers, declare (such declaration to be binding on all the parties hereto) that any payment made or to be made thereafter which, but for this provision, would have been payable in Euros shall be made in Dollars and the amount to be so paid shall be calculated on the basis of the equivalent of the Euro in Dollars.

          (d) Basis of Accrual. If the basis of accrual of interest or fees expressed in this Agreement with respect to the Currency of any state that becomes a Participating Member State shall be inconsistent with any convention or practice in the relevant interbank market for the offering of deposits denominated in such Currency for the basis of accrual of interest or fees in respect of such Currency subsequent to the relevant state becoming a Participating Member State, such convention or practice shall replace such expressed basis effective as of and from the date on which such state becomes a Participating Member State, provided, that if any Loan in the Currency of such state is outstanding immediately prior to such date, such replacement shall take effect, with respect to such Advance, at the end of the then current Interest Period.


          (e) Additional Changes at Administrative Agent's Discretion. This Section and other provisions of this Agreement relating to Euros and the National Currency Units of Participating Member States shall be subject to such further changes as the Administrative Agent may from time to time in its reasonable discretion, after consultation with the Borrowers, specify to the other parties hereto as necessary or appropriate to reflect any changeover to or operation of the Euro in Participating Member States.

ARTICLE II

THE CREDITS

SECTION 2.01.  Commitments

          (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender agrees, severally and not jointly, to make Revolving Credit Loans to any Borrower in Dollars, and to make Eurodollar Revolving Credit Loans to MBNA International in Dollars or any Agreed Alternative Currency, at any time and from time to time on and after the date hereof and until the earlier of the Maturity Date or the termination of the Commitment of such Lender in accordance with the terms hereof, in an aggregate principal amount (as to all Borrowers) at any time outstanding not to exceed such Lender's Commitment minus the amount by which the Competitive Loans outstanding at such time shall be deemed to have used such Commitment pursuant to Section 2.17; provided, however, that:
          (1) after giving effect to repayments being made on the same day, at no time shall the outstanding aggregate principal amount of all Loans exceed the Total Commitment, calculated in accordance with Section 2.01(b);

          (2) at all times the outstanding aggregate principal amount of all Revolving Credit Loans made by each Lender shall equal the product of (i) the percentage which its Commitment represents of the Total Commitment times (ii) the outstanding aggregate principal amount of all Revolving Credit Loans made pursuant to Section 2.04 (plus, if applicable, the amount of any Revolving Credit Loans which would be outstanding had a Lender not defaulted in its obligation to make such Loans hereunder);

          (3) at no time shall the outstanding aggregate principal amount of all Loans made to the Parent exceed the Parent Borrowing Limit; and

          (4) no Revolving Credit Loan denominated in an Agreed Alternative Currency may be outstanding as an ABR Loan.
Each Lender's initial Commitment is set forth opposite its respective name in
Schedule 2.01. Such Commitments may be terminated, reduced or increased from time to time pursuant to Sections 2.11, 2.12 and 9.04(b).

          (b) For purposes of determining whether the amount of any Borrowing, together with all other Loans then outstanding, would exceed the Total Commitment (including for all purposes of Section 2.01(a)), the amount of any Loan outstanding that is denominated in an Alternative Currency shall be deemed to be the Dollar Equivalent (determined as of the date of such Borrowing) of the amount in the Alternative Currency of such Loan. For purposes of determining the unused portion of the Commitments under Section 2.11(b) hereof, the amount of any Loan outstanding that is denominated in an Alternative Currency shall be deemed to be the Dollar Equivalent (determined as of the date of determination of the unused portion of the Commitments) of the amount in the Alternative Currency of such Loan. For purposes of calculating the amount of any Utilization Fee payable under Section 2.06(c) hereof, the amount of any Loan outstanding on any date that is denominated in an Alternative Currency shall be deemed to be the Dollar Equivalent (determined as of the date of such Borrowing) of the amount in the Alternative Currency of such Loan.

(c) Within the foregoing limits, each Borrower may borrow, pay or prepay and reborrow hereunder, on and after the Closing Date and prior to the Maturity Date, subject to the terms, conditions and limitations set forth herein.

(d) The Loans of each Type and Currency made by each Lender shall be made and maintained at such Lender's Applicable Lending Office for Loans of such Type and Currency.

SECTION 2.02.  Loans

          (a) Each Revolving Credit Loan shall be made as part of a Borrowing consisting of Loans made by the Lenders ratably in accordance with their Commitments; provided, however, that the failure of any Lender to make any Revolving Credit Loan shall not in itself relieve any other Lender of its obligation to lend hereunder (it being understood, however, that no Lender shall be responsible for the failure of any other Lender to make any Loan required to be made by such other Lender). Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.03. The Revolving Credit Loans or Competitive Loans comprising any Borrowing denominated in Dollars shall be in an aggregate principal amount which is an integral multiple of $1,000,000 and not less than $5,000,000. The Dollar Equivalent of the Revolving Credit Loans or Competitive Loans comprising any Borrowing denominated in an Agreed Alternative Currency shall be in an aggregate principal amount which is not less than $5,000,000.

(b) Each Competitive Borrowing shall be comprised of Eurodollar Competitive Loans or Fixed Rate Loans, and each Revolving Credit Borrowing shall be comprised of Eurodollar Revolving Credit Loans or ABR Loans, as any Borrower may request pursuant to Section 2.03 or 2.04, as applicable. Each of MBNA America Bank and the Parent may request Borrowings only in Dollars, and MBNA International may request Borrowings in Dollars or any Agreed Alternative Currency. Each Lender may at its option make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of such Borrower to repay such Loan in accordance with the terms of this Agreement. Borrowings of more than one Type may be outstanding at the same time and may be requested and effective on the same day; provided, however, that no Borrower shall be entitled to request any Borrowing which, if made, would result in an aggregate of more than 30 separate Eurodollar Revolving Credit Loans of any Lender to all Borrowers being outstanding hereunder at any one time. For purposes of the foregoing, Loans having different Interest Periods regardless of whether they commence or end on the same date, shall be considered separate Loans.

(c) Subject to Section 2.05 and paragraph (d) below, each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds for account of the relevant Borrower to the Administrative Agent, at the Administrative Agent's Account for the Currency in which such Loan is denominated, not later than 12:00 noon Local Time, and the Administrative Agent shall by 1:00 p.m. Local Time credit or wire transfer the amounts so received to an account of such Borrower as specified in the relevant notice of Borrowing or to such other account as such Borrower may designate or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders. Competitive Loans shall be made by the Lender or Lenders whose Competitive Bids therefor are accepted pursuant to Section 2.03 in the amounts so accepted and Revolving Credit Loans shall be made by the Lenders pro rata in accordance with Section 2.17. Unless the Administrative Agent shall have received notice from a Lender prior to the date (or, in the case of ABR Borrowings, on the date) of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's portion of such Borrowing, the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the date of such Borrowing in accordance with this paragraph (c) and the Administrative Agent may, in reliance upon such assumption, make available to the relevant Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have made such portion available to the Administrative Agent, such Lender and such Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to such Borrower until the date such amount is repaid to the Administrative Agent at
(i) in the case of such Borrower the interest rate applicable at the time to the Loans comprising such Borrowing and (ii) in the case of such Lender, the Federal Funds Effective Rate. The Administrative Agent, after receiving knowledge of such Lender's failure to make such portion available to the Administrative Agent, shall promptly provide notice of such to such Borrower. If such Lender shall repay to the Administrative Agent such corresponding amount with such interest, such amount shall constitute such Lender's Loan as part of such Borrowing (from the date such Loan was made by the Administrative Agent on behalf of such Lender to such Borrower) for purposes of this Agreement.

(d) Notwithstanding any other provision of this Agreement, no Borrower shall be entitled to request any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

SECTION 2.03.  Competitive Bid Procedure

          (a) In order to request Competitive Bids, a Borrower shall hand deliver or telecopy to the Administrative Agent a duly completed Competitive Bid Request in the form of Exhibit A-1, to be received by the Administrative Agent (i) in the case of a Eurodollar Competitive Borrowing in any Currency, or Fixed Rate Borrowings in any Currency other than Dollars, not later than 11:00 a.m. Local Time, four Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing in Dollars, not later than 10:00 a.m. Local Time, one Business Day before a proposed Competitive Borrowing. No ABR Loan shall be requested in, or made pursuant to, a Competitive Bid Request. A Competitive Bid Request that does not conform substantially to the format of Exhibit A-1 may be rejected in the Administrative Agent's sole discretion, and the Administrative Agent shall promptly notify such requesting Borrower of such rejection by facsimile. Such request shall in each case refer to this Agreement and specify (x) whether the Borrowing then being requested is to be a Eurodollar Competitive Borrowing or a Fixed Rate Borrowing, (y) the Currency and date of such Borrowing (which shall be a Business Day) and the aggregate principal amount (in such Currency) thereof which shall be in a minimum principal amount of $5,000,000 and in an integral multiple of $1,000,000 (or, if such Borrowing is denominated in an Agreed Alternative Currency, the Dollar Equivalent of such Borrowing shall be in a minimum principal amount of $5,000,000), and (z) the Interest Period with respect thereto. Promptly after its receipt of a Competitive Bid Request that is not rejected as aforesaid, the Administrative Agent shall invite by telecopier (in the form set forth in Exhibit A-2) the Lenders to bid, on the terms and conditions of this Agreement, to make Competitive Loans pursuant to such Competitive Bid Request.

(b) Each Lender may, in its sole discretion, make one or more Competitive Bids to a requesting Borrower responsive to a Competitive Bid Request. Each Competitive Bid by a Lender must be received by the Administrative Agent via telecopier, in the form of Exhibit A-3, (i) in the case of a Eurodollar Competitive Borrowing in any Currency or Fixed Rate Borrowings in any Currency other than Dollars, not later than 9:30 a.m. Local Time, three Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing in Dollars, not later than 9:30 a.m. Local Time, on the day of a proposed Competitive Borrowing. Multiple Competitive Bids will be accepted by the Administrative Agent. Competitive Bids that do not conform substantially to the format of Exhibit A-3 may be rejected by the Administrative Agent after conferring with, and upon the instruction of, such Borrower, and the Administrative Agent shall notify the Lender making such nonconforming Competitive Bid of such rejection as soon as practicable. Each Competitive Bid shall refer to this Agreement and specify (w) the name of such requesting Borrower, (x) the principal amount, stated in the requested Currency, which shall be in a minimum principal amount of $5,000,000 and in an integral multiple of $1,000,000 (or, if such Borrowing is denominated in an Agreed Alternative Currency, the Dollar Equivalent of such Borrowing shall be in a minimum principal amount of $5,000,000), and which may equal the entire principal amount of the Competitive Borrowing requested by such Borrower of the Competitive Loan or Loans that the applicable Lender is willing to make to such Borrower, (y) the Competitive Bid Rate or Rates at which such Lender is prepared to make the Competitive Loan or Loans and (z) the Interest Period and the last day thereof. A Competitive Bid submitted by a Lender pursuant to this paragraph (b) shall be irrevocable.

(c) The Administrative Agent shall promptly (but in no event later than 10:00 a.m. Local Time on the day received) notify a requesting Borrower by telecopier of all the Competitive Bids made in accordance with paragraph (b) above, the Competitive Bid Rate and the principal amount of each Competitive Loan in respect of which a Competitive Bid was made and the identity of the Lender that made each Competitive Bid. The Administrative Agent shall send a copy of all Competitive Bids to such Borrower for its records as soon as practicable after completion of the bidding process set forth in this Section 2.03.

(d) A requesting Borrower may in its sole and absolute discretion, subject only to the provisions of this paragraph (d), accept or reject any Competitive Bid referred to in paragraph (c) above. Such Borrower shall notify the Administrative Agent by telephone, confirmed by telecopier in the form of a Competitive Bid Accept/Reject Letter in the form of Exhibit A-4, whether and to what extent it has decided to accept or reject any of or all the Competitive Bids referred to in paragraph (c) above, (x) in the case of a Eurodollar Competitive Borrowing in any Currency or Fixed Rate Borrowings in any Currency other than Dollars, not later than 11:00 a.m. Local Time, three Business Days before a proposed Competitive Borrowing, and (y) in the case of a Fixed Rate Borrowing in Dollars, not later than 11:00 a.m. Local Time, on the day of a proposed Competitive Borrowing; provided, however, that (i) the failure by such Borrower to give such notice shall be deemed to be a rejection of all the Competitive Bids referred to in paragraph (c) above, (ii) such Borrower shall not accept a Competitive Bid made at a particular Competitive Bid Rate if such Borrower has decided to reject a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by such Borrower shall not exceed the principal amount specified in the related Competitive Bid Request, (iv) if such Borrower shall accept a Competitive Bid or Competitive Bids made at a particular Competitive Bid Rate but the amount of such Competitive Bid or Competitive Bids shall cause the total amount of Competitive Bids to be accepted by such Borrower to exceed the amount specified in the related Competitive Bid Request, then such Borrower shall accept a portion of such Competitive Bid or Competitive Bids in an amount specified in the related Competitive Bid Request less the amount of all other Competitive Bids accepted with respect to such related Competitive Bid Request, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such Competitive Bid at such Competitive Bid Rate, and (v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000 (or, if such Competitive Loan is denominated in an Agreed Alternative Currency, the Dollar Equivalent of such Competitive Loan shall be in a minimum principal amount of $5,000,000); provided further, however, that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof (or, if such Competitive Loan is denominated in an Agreed Alternative Currency, the Dollar Equivalent of such Competitive Loan may be for a minimum of $1,000,000), and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 (or, if such Competitive Bids are denominated in an Agreed Alternative Currency, to the Dollar Equivalent of integral multiples of $1,000,000) in a manner which shall be in the discretion of such Borrower. A notice given by such Borrower pursuant to this paragraph (d) shall be irrevocable.

(e) The Administrative Agent shall promptly notify each bidding Lender whether or not its Competitive Bid has been accepted (and if so, in what amount and at what Competitive Bid Rate) by telecopy sent by the Administrative Agent, and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

(f) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the requesting Borrower one quarter of an hour earlier than the latest time at which the other Lenders are required to submit their Competitive Bids to the Administrative Agent pursuant to paragraph (b) above.

(g) All notices required by this Section 2.03 shall be given in accordance with Section 9.01.

SECTION 2.04. Revolving Credit Borrowing Procedure. In order to request a Revolving Credit Borrowing, a Borrower shall hand deliver or telecopy a Revolving Credit Borrowing Request to the Administrative Agent in the form of Exhibit A-5 (a) in the case of a Eurodollar Revolving Credit Borrowing in Dollars, not later than 10:30 a.m. New York time, three Business Days before a proposed Revolving Credit Borrowing, (b) in the case of a Eurodollar Revolving Credit Borrowing by MBNA International in an Agreed Alternative Currency, not later than 10:30 a.m. New York time, four Business Days before a proposed Revolving Credit Borrowing and (c) in the case of an ABR Borrowing, not later than 10:00 a.m. New York time, on the day of a proposed Revolving Credit Borrowing. No Fixed Rate Loan shall be requested or made pursuant to a Revolving Credit Borrowing Request. Such notice shall be irrevocable and shall in each case specify (i) whether the Borrowing then being requested is to be a Eurodollar Revolving Credit Borrowing or an ABR Borrowing; (ii) the Currency of such Borrowing; (iii) the date of such Revolving Credit Borrowing (which shall be a Business Day) and the amount thereof; and (iv) if such Borrowing is to be a Eurodollar Revolving Credit Borrowing, the Interest Period with respect thereto. If no election as to the Type of Revolving Credit Borrowing is specified in any such notice, then the requested Revolving Credit Borrowing shall be an ABR Borrowing. If no Interest Period with respect to any Eurodollar Revolving Credit Borrowing is specified in any such notice, then such Borrower shall be deemed to have selected an Interest Period of one month's duration. The Administrative Agent shall promptly advise the Lenders of any notice given pursuant to this Section 2.04 and of each Lender's portion of the requested Borrowing.

SECTION 2.05. Conversion and Continuation of Revolving Credit Borrowings. A Borrower shall have the right at any time upon prior irrevocable notice to the Administrative Agent (i) not later than 11:00 a.m., New York time, on the Business Day of such conversion, to convert any Borrowing consisting of Eurodollar Revolving Credit Loans into a Borrowing consisting of ABR Loans,
(ii) not later than 10:30 a.m., New York time, three Business Days prior to conversion or continuation, to convert any Revolving Credit Borrowing consisting of ABR Loans into a Borrowing consisting of Eurodollar Revolving Credit Loans or to continue, on the last day of the Interest Period applicable thereto, any Borrowing consisting of Eurodollar Revolving Credit Loans for an additional Interest Period and (iii) not later than 10:30 a.m., New York time, three Business Days prior to conversion, to convert the Interest Period with respect to any Borrowing consisting of Eurodollar Revolving Credit Loans to another permissible Interest Period, subject in each case to the following:

          (a) each conversion or continuation shall be made pro rata among the Lenders in accordance with the respective principal amounts of the Loans comprising the converted or continued Borrowing;

          (b) if less than all the outstanding principal amount of any Borrowing shall be converted or continued, the aggregate principal amount of such Borrowing converted or continued shall be an integral multiple of $1,000,000 and not less than $5,000,000 (or, if such Borrowing is denominated in an Agreed Alternative Currency, the Dollar Equivalent of such Borrowing shall be not less than $5,000,000);

          (c) accrued interest on a Loan (or portion thereof) being converted shall be paid by such Borrower at the time of conversion;

          (d) if any Borrowing consisting of Eurodollar Revolving Credit Loans is converted at a time other than the end of the Interest Period applicable thereto, such Borrower shall pay, upon demand, any amounts due to the Lenders pursuant to Section 2.16 as a result of such conversion;

          (e) any portion of a Borrowing maturing or required to be repaid in less than one month may not be converted into or continued as a Borrowing consisting of Eurodollar Revolving Credit Loans;

          (f) any portion of a Borrowing consisting of Eurodollar Revolving Credit Loans which cannot be continued as such by reason of clause (e) above shall be automatically converted at the end of the Interest Period in effect for such Borrowing into a Revolving Credit Borrowing consisting of ABR Loans;

          (g) any converted or continued Borrowing shall be converted or continued in the same Currency; and

          (h) at any time when there shall have occurred and be continuing any Default, no Borrowing may be converted into or continued as a Eurodollar Revolving Credit Borrowing, except for Borrowings denominated in Agreed Alternative Currencies.

Each notice pursuant to this Section 2.05 shall be irrevocable and shall refer to this Agreement and specify (i) the identity and amount of the Revolving Credit Borrowing that such Borrower requests be converted or continued, (ii) whether such Borrowing is to be converted to or continued as a Borrowing consisting of Eurodollar Revolving Credit Loans or ABR Loans, (iii) if such notice requests a conversion, the date of such conversion (which shall be a Business Day) and (iv) if such Borrowing is to be converted to or continued as a Borrowing consisting of Eurodollar Revolving Credit Loans, the Interest Period with respect thereto. If no Interest Period is specified in any such notice with respect to any conversion to or continuation as a Borrowing consisting of Eurodollar Revolving Credit Loans, such Borrower shall be deemed to have selected an Interest Period of one month's duration. The Administrative Agent shall advise the Lenders of any notice given pursuant to this Section 2.05 and of each Lender's portion of any converted or continued Borrowing. If such Borrower shall not have given notice in accordance with this Section 2.05 to continue any Borrowing into a subsequent Interest Period (and shall not otherwise have given notice in accordance with this Section
2.05 to convert such Borrowing), such Borrowing shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically be continued into a new Interest Period as an ABR Borrowing.

SECTION 2.06.  Fees.

          (a) The Borrowers agree to pay to the Administrative Agent for account of each Lender, on each March 31, June 30, September 30 and December 31 and on the date on which the Commitment of such Lender shall be terminated as provided herein, a facility fee (a "Facility Fee"), at a rate per annum equal to the Applicable Facility Fee Percentage from time to time in effect on the average daily amount of the Commitment of such Lender, whether used or unused, during the preceding quarter (or other period commencing on the Closing Date or ending with the Maturity Date or any date on which the Commitment of such Lender shall be terminated). All Facility Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days. The Facility Fee due to each Lender shall commence to accrue on the Closing Date and shall cease to accrue on the earlier of the Maturity Date and the date of termination of the Commitment of such Lender as provided herein.

(b) The Borrowers agree to pay the Administrative Agent, for its own account, administrative agent and administrative fees (the "Administrative Agent Fees") at the times and in the amounts agreed upon in the letter agreement dated March 21, 2000 between the Borrowers and the Administrative Agent.

(c) The Borrowers agree to pay to the Administrative Agent for account of each Lender, during any period that the aggregate outstanding principal amount of Revolving Credit Loans exceeds 50% of the Total Commitment, a utilization fee (a "Utilization Fee") on the average daily amount of each Revolving Credit Loan of such Lender at a rate per annum equal to the Applicable Utilization Fee Percentage in effect from time to time, payable on each March 31, June 30, September 30, and December 31 and on each date on which the Commitment of any Lender shall be terminated or reduced as provided herein. Utilization Fees payable under this Section 2.06(c) with respect to any day shall be allocated among the Borrowers pro rata according to the respective daily average aggregate outstanding principal amounts of Revolving Credit Loans owing by the Borrowers. All Utilization Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days.

(d) All Fees shall be paid on the dates due in Dollars and in immediately available funds, to the Administrative Agent for distribution, if and as appropriate, among the Lenders. Once paid, none of the Fees shall be refundable.

SECTION 2.07.  Repayment of Loans; Evidence of Debt.

          (a) The outstanding principal balance of each Competitive Loan shall be payable on the last day of the Interest Period applicable to such Loan, and the outstanding principal balance of each Revolving Credit Loan shall be payable on the Maturity Date. Each Competitive Loan and each Revolving Credit Loan shall bear interest from and including the date of the Borrowing of which such Loan is part on the outstanding principal balance thereof, as set forth in Section 2.08.

(b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Agreement.

(c)  The Administrative Agent shall maintain accounts in which it shall record
(i) the amount of each Loan made hereunder, the Class, Currency and Type of each Loan made and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder from each Borrower and each Lender's share thereof.

(d) The entries made in the accounts maintained pursuant to paragraphs (b) and (c) of this Section 2.07 shall be prima facie evidence of the existence and amounts of the obligations therein recorded; provided, however, that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligations of each Borrower to repay the Loans made to such Borrower in accordance with their terms.

SECTION 2.08.  Interest on Loans.

          (a) Subject to the provisions of Section 2.09, the Loans comprising each Eurodollar Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to (i) in the case of each Eurodollar Revolving Credit Loan, (a) the LIBO Rate for the Interest Period in effect for such Borrowing plus (b) the Applicable Spread applicable to Eurodollar Revolving Credit Loans from time to time in effect and (ii) in the case of each Eurodollar Competitive Loan, (a) the LIBO Rate for the Interest Period in effect for such Borrowing plus (b) the Margin (which may be negative) offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03. Interest on each Eurodollar Borrowing shall be payable on each applicable Interest Payment Date except as otherwise provided in this Agreement. The LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error. The Administrative Agent shall promptly advise the Borrowers and each Lender of such determination.

(b) Subject to the provisions of Section 2.09, the Loans comprising each ABR Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be, when determined by reference to the Prime Rate and over a year of 360 days at all other times) at a rate per annum equal to the Alternate Base Rate. Interest on each ABR Borrowing shall be payable on each applicable Interest Payment Date except as otherwise provided in this Agreement. The Alternate Base Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error. The Administrative Agent shall promptly advise the Borrowers and each Lender of such determination.

(c) Subject to the provisions of Section 2.09, each Fixed Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the fixed rate of interest offered by the Lender making such Loan and accepted by the applicable Borrower pursuant to Section 2.03. Interest on each Fixed Rate Loan shall be payable in arrears on the Interest Payment Dates applicable to such Loan except as otherwise provided in this Agreement.

SECTION 2.09. Default Interest. If a Borrower shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, whether at scheduled maturity, by notice of prepayment, acceleration or otherwise, such Borrower shall on demand from time to time from the Administrative Agent pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Alternate Base Rate plus 2% per annum.

SECTION 2.10. Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Borrowing the Administrative Agent shall have reasonably determined that the relevant deposits in the principal amounts or relevant Currencies of the Eurodollar Loans comprising such Borrowing are not generally available in the London interbank market, or that the rates at which such deposits are being offered will not adequately and fairly reflect the cost to the Required Lenders of making or maintaining their Eurodollar Loans during such Interest Period, or that reasonable means do not exist for ascertaining the LIBO Rate, the Administrative Agent shall, as soon as practicable thereafter, give written or telecopied notice of such determination to the Borrowers and the Lenders. In the event of any such determination, until the Administrative Agent shall have advised the Borrowers and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any request by any Borrower for a Eurodollar Competitive Borrowing pursuant to Section 2.03 shall be of no force and effect and shall be denied by the Administrative Agent and (ii) any request by any Borrower for a Eurodollar Revolving Credit Borrowing pursuant to Section 2.04 shall be deemed to be a request for an ABR Borrowing; provided, however, that any request for such a Eurodollar Revolving Credit Borrowing may be revoked by the requesting Borrower, as soon as is practicable after receiving the aforementioned notice from the Administrative Agent but in any event prior to the requested borrowing date. Each determination by the Administrative Agent hereunder shall be conclusive absent manifest error.

SECTION 2.11.  Termination, Reduction and Extension of Commitments.

          (a) The Commitments shall be automatically and permanently terminated on the Maturity Date.

(b) Upon at least three Business Days' prior irrevocable written or telecopied notice to the Administrative Agent (which shall promptly notify each Lender thereof), the Borrowers, acting jointly, may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Total Commitment; provided, however, that (i) each partial reduction of the Total Commitment shall be in an integral multiple of $1,000,000 and in a minimum principal amount of $5,000,000 and (ii) no such termination or reduction shall be made which would reduce the Total Commitment to an amount less than the aggregate outstanding principal amount of the Competitive Loans and the Revolving Credit Loans.

(c) Each reduction in the Total Commitment hereunder shall be made ratably among the Lenders in accordance with their respective Commitments. The Borrowers shall pay to the Administrative Agent for the account of the Lenders, on the date of each termination or reduction, the Facility Fees on the amount of the Commitments so terminated or reduced accrued through the date of such termination or reduction.

          (d) Notwithstanding anything to the contrary in Section 2.17, the Borrowers, acting jointly, shall have the right at any time or from time to time, so long as no Default has occurred and is continuing, (i) to terminate the Commitment of a Lender or (ii) to partially reduce the Commitment of a Lender; provided that (w) immediately after giving effect to any such termination or partial reduction, the Total Commitment shall not be less than $2,000,000,000 at any time, (x) immediately after giving effect to any such termination or partial reduction, no Lender shall hold a Commitment in an aggregate amount exceeding 20% of the aggregate amount of Commitments, (y) the Borrowers shall give the Administrative Agent and the Lenders at least 30 days' prior written notice of each such termination or partial reduction and
(z) each such partial reduction of a Lender's Commitment shall be in an integral multiple of $1,000,000 and not less than $10,000,000. On the effective date of such termination or partial reduction, the Borrowers shall pay to the Administrative Agent, for the account of such Lender, in immediately available funds, an amount equal to (in the case of a termination) the aggregate outstanding principal of and interest on its Loans, or (in the case of a partial reduction) the aggregate outstanding principal of and interest on the reduced amount of its Loans, and any and all other amounts owing to such Lender hereunder. Without prejudice to the survival of any of the agreements of the Borrowers hereunder, the agreements of the Borrowers contained in Sections 2.14, 2.20, 2.22, 9.05 and 9.16 (without duplication of any payments made to a Lender whose Commitment has been terminated by the Borrowers pursuant to this Section 2.11(d)) shall survive for the benefit of each Lender under this Section 2.11(d) with respect to the time prior to such termination.

(e)  Extension of Commitments.

          (i) The Borrowers may request, in a notice given as herein provided to the Administrative Agent and each of the Lenders at any time prior to the Maturity Date then in effect (the "Existing Maturity Date"), that the Maturity Date be extended, which notice shall specify a date (which shall be not fewer than 60 and not more than 90 days after the date of such notice) as of which the requested extension is to be effective (the "Effective Date"), and the new Maturity Date (which may not be more than four years after the Effective Date) to be in effect following such extension (the "Requested Maturity Date"). Each Lender, acting in its sole discretion, shall, not later than a date 30 days prior to the Effective Date, notify the Borrowers and the Administrative Agent of its election to extend or not to extend the Maturity Date with respect to its Commitment. Any Lender which shall not timely notify the Borrowers and the Administrative Agent of its election to extend the Maturity Date shall be deemed to have elected not to extend the Maturity Date with respect to its Commitment (any Lender who timely notifies the Borrowers and the Administrative Agent of an election not to extend its Commitment and any Lender so deemed to have elected not to extend its Commitment being referred to as a "Terminating Lender"). The election of any Lender to agree to such extension shall not obligate any other Lender to agree.

          (ii) If and only if Lenders holding Commitments that aggregate at least 66-2/3% of the aggregate amount of the Commitments on the Effective Date (including Commitments of all Terminating Lenders on such date) shall have agreed to extend the Existing Maturity Date, then, effective as of the Effective Date, (A) the Commitments of the Lenders other than Terminating Lenders (the "Continuing Lenders") shall, subject to the other provisions of this Agreement, be extended to the Requested Maturity Date specified in the notice from the Borrowers, and as to such Lenders the term "Maturity Date" as used herein shall on and after the Effective Date mean such Requested Maturity Date, provided that if such date is not a Business Day, then such Requested Maturity Date shall be the next preceding Business Day and (B) the Commitments of the Terminating Lenders shall continue until the Existing Maturity Date, and shall then terminate, and as to the Terminating Lenders, the term "Maturity Date", as used herein, shall continue to mean such Existing Maturity Date; provided, however, that notwithstanding the foregoing, the extension of the Existing Maturity Date shall not be effective with respect to any Lender unless:

          (x) no Default shall have occurred and be continuing on the date of the notice requesting such extension or on the Effective Date; and

          (y) each of the representations and warranties set forth in Article III (except the representations set forth in Section 3.05(b) or 3.14) shall be true and correct in all material respects on and as of each of the date of the notice requesting such extension and the Effective Date with the same effect as though made on and as of each date, except to the extent such representations and warranties expressly relate to an earlier date.

(f) In the event that the Maturity Date shall have been extended for the Continuing Lenders in accordance with Section 2.11(e) and, in connection with such extension, there are Terminating Lenders, the Borrowers may, at their own expense, require any Terminating Lender to transfer and assign in whole or in part, without recourse (in accordance with Section 9.04) all or part of its interests, rights and obligations under this Agreement to an assignee (which assignee may be another Lender, if another Lender accepts such assignment) that shall assume such assigned obligations and that shall agree that its Commitment will expire on the Maturity Date in effect for Continuing Lenders pursuant to Section 2.11(e); provided, however, that (i) the Borrowers shall have received a written consent of the Administrative Agent in the case of an assignee that is not a Lender, which consent shall not unreasonably be withheld, and (ii) the assigning Lender shall have received from the applicable Borrower(s) or such assignee full payment in immediately available funds of the principal of and interest accrued to the date of such payment on the Loans made by it hereunder to such Borrower(s) to the extent that such Loans are subject to such assignment and all other amounts owed to it hereunder. Any such assignee's initial Maturity Date shall be the Maturity Date in effect at the time of such assignment for the Continuing Lenders. The Borrowers shall not have any right to require a Lender to assign any part of its interests, rights and obligations under this Agreement pursuant to this paragraph (f) unless they have notified such Lender of their intention to require the assignment thereof at least ten days prior to the proposed assignment date.

SECTION 2.12.  Increases in Commitments.

          (a) The Borrowers, acting jointly, shall have the right at any time to increase the Total Commitment to an amount not to exceed $3,500,000,000 by causing one or more banks or other financial institutions, which may include any Lender already party to this Agreement, to become a "Lender" party to this Agreement or (in the case of any Lender already party to this Agreement) to increase the amount of such Lender's Commitment; provided that (i) the addition of any bank or other financial institution to this Agreement that is not already a Lender shall be subject to the consent of the Administrative Agent (which consent shall not be unreasonably withheld or delayed) and (ii) the Commitment of any bank or other financial institution becoming a "Lender" party to this Agreement, and any increase in the amount of the Commitment of any Lender already party to this Agreement, shall be in an amount equal to an integral multiple of $1,000,000 and not less than $10,000,000.

     (b) Any increase in the Total Commitment pursuant to Section 2.12(a) shall be effective only upon the execution and delivery to the Borrowers and the Administrative Agent of a commitment increase letter in substantially the form of Exhibit D hereto (a "Commitment Increase Letter"), which Commitment Increase Letter shall be delivered to the Administrative Agent not less than five Business Days prior to the Commitment Increase Date and shall specify (i) the amount of the Commitment of any bank or other financial institution becoming a "Lender" party to this Agreement or of any increase in the amount of the Commitment of any Lender already party to this Agreement, (ii) the date such increase is to become effective (the "Commitment Increase Date") and
(iii) the amount, subject to Section 2.12(c)(v), by which the Borrowers propose to increase the Parent Borrowing Limit.

          (c)  Any increase in the Total Commitment pursuant to this Section
2.12 shall not be effective unless:

          (i) no Default shall have occurred and be continuing on the Commitment Increase Date;

          (ii) each of the representations and warranties made by the Borrowers in Article III shall be true and correct in all material respects on and as of the Commitment Increase Date with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

          (iii) no notice of a Revolving Credit Borrowing affected by such increase in the Total Commitment shall have been given, in each case, on and as of such Commitment Increase Date;

          (iv) such increase in the Total Commitment does not cause any Lender to hold a Commitment in an aggregate amount exceeding 20% of the Total Commitment;

          (v) immediately after giving effect to such increase, the Parent Borrowing Limit shall have been increased by no more than its proportionate amount; and

          (vi) the Administrative Agent shall have received each of (x) a certificate of the corporate secretary or assistant secretary of each of the Borrowers as to the taking of any corporate action necessary in connection with such increase and (y) an opinion or opinions of counsel to the Borrowers as to their corporate power and authority to borrow hereunder after giving effect to such increase and such other matters relating thereto as the
     Administrative Agent and its counsel may reasonably request.


Each notice requesting an increase in the Total Commitment pursuant to this
Section 2.12 shall constitute a certification to the effect set forth in clauses (i) and (ii) of the preceding sentence.

          (d) No Lender shall at any time be required to agree to a request of the Borrowers to increase its Commitment or obligations hereunder.

SECTION 2.13.  Prepayment.

          (a) Each Borrower shall have the right at any time and from time to time to prepay any Revolving Credit Borrowing made by such Borrower, in whole or in part, upon giving written or telecopied notice (or telephonic notice promptly confirmed by written or telecopied notice) to the Administrative Agent (which shall promptly notify each Lender thereof): (i) before 10:30 a.m., New York time, three Business Days prior to prepayment, in the case of Eurodollar Revolving Credit Loans; and (ii) before 10:00 a.m., New York time, one Business Day prior to prepayment in the case of ABR Loans; provided, however, that each partial prepayment shall be in an amount which is an integral multiple of $1,000,000 and not less than $5,000,000 (or, if such prepayment is with respect to a Borrowing denominated in an Alternative Currency, the Dollar Equivalent of such prepayment shall be not less than $5,000,000). The Borrowers shall not have the right to prepay any Competitive Borrowing without the consent of the relevant Lender.
(b) On the date of any termination or reduction of the Commitments pursuant to Section 2.11, the Borrowers shall pay or prepay so much of the Revolving Credit Borrowings as shall be necessary in order that the aggregate principal amount of the Competitive Loans and Revolving Credit Loans outstanding will not exceed the Total Commitment after giving effect to such termination or reduction.

(c) Each notice of prepayment shall specify the prepayment date (which shall be a Business Day), principal amount, Type, Currency and Class of each Borrowing (or portion thereof) to be prepaid and the identity of the applicable Borrower, shall be irrevocable and shall commit such applicable Borrower to prepay such Borrowing (or portion thereof) by the amount stated therein on the date stated therein. All prepayments under this Section 2.13 shall be subject to Section 2.16 but otherwise without premium or penalty. All prepayments under this Section 2.13 shall be accompanied by accrued interest on the principal amount being prepaid to the date of payment.

          (d) Currency Valuation. On each Currency Valuation Date (as defined below), the Administrative Agent shall determine the sum of the aggregate outstanding principal amount of all Loans denominated in Alternative Currencies. For purposes of this determination, the outstanding principal amount of any Loan that is denominated in any Alternative Currency shall be deemed to be the Dollar Equivalent of the amount in the Alternative Currency of such Loan, determined as of such Currency Valuation Date. Upon making such determination, the Administrative Agent shall promptly notify the Lenders and MBNA International thereof. If, on the date of such determination, the aggregate outstanding principal amount of all Loans exceeds 105% of the Total Commitment as then in effect, MBNA International shall, if requested by any Lender (through the Administrative Agent), prepay outstanding Loans (ratably in accordance with the then outstanding aggregate principal amounts thereof) in such amounts as shall be necessary so that after giving effect thereto the aggregate outstanding principal amount of all Loans (determined as aforesaid) does not exceed the Total Commitment. Any such payment shall be accompanied by accrued interest thereon as provided in Section 2.08 and by any amounts payable under Section 2.16.

          For purposes of this Section 2.13(d), "Currency Valuation Date" means, for any Borrowing of Loans denominated in Alternative Currencies, (i) with respect to each Interest Period having an initial duration of three months or less, the last day of such Interest Period and (ii) with respect to each Interest Period having an initial duration of more than three months, each date which occurs at intervals of three months after the first day of such Interest Period (or, if any such date is not a Business Day, the immediately preceding Business Day).

SECTION 2.14.  Reserve Requirements; Change in Circumstances.

          (a) If any Lender shall give notice to the Administrative Agent and the Borrowers at any time to the effect that Eurocurrency Reserve Requirements are, or are scheduled to become, effective and that such Lender is or will be generally subject to such Eurocurrency Reserve Requirements as a result of which such Lender will incur additional costs, then such Lender shall, for each day from the later of the date of such notice and the date on which such Eurocurrency Reserve Requirements become effective, be entitled to additional interest on each Eurodollar Loan made by it to any Borrower at a rate per annum determined for such day (rounded upward to the nearest 100th of 1%) equal to the remainder obtained by subtracting (i) the LIBO Rate for such Eurodollar Loan from (ii) the rate obtained by dividing such LIBO Rate by a percentage equal to 100% minus the then-applicable Eurocurrency Reserve Requirements. Such additional interest will be payable in arrears by such Borrower to the Administrative Agent, for the account of such Lender, on each Interest Payment Date relating to such Eurodollar Loan and on any other date when interest is required to be paid hereunder with respect to such Loan. Any Lender which gives a notice under this paragraph (a) shall promptly withdraw such notice (by written notice of withdrawal given to the Administrative Agent and such Borrower) in the event Eurocurrency Reserve Requirements cease to apply to it or the circumstances giving rise to such notice otherwise cease to exist.

(b) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law, rule or regulation or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof (whether or not having the force of law) (including the introduction of, changeover to or operation of the Euro in a Participating Member State) shall result in the imposition, modification or applicability of any reserve, special deposit or similar requirement against assets of, deposits with or for the account of or credit extended by any Lender (except for any such reserve requirement which is included in Eurocurrency Reserve Requirements covered by paragraph (a) of this Section), or shall change the basis of taxation of payments to any Lender of the principal of or interest on any Eurodollar Loan or Fixed Rate Loan or any Fees or other amounts payable hereunder (other than changes in respect of taxes imposed on the overall net income of such Lender), or shall result in the imposition on any Lender or any applicable interbank market of any other condition affecting this Agreement, such Lender's Commitment or any Eurodollar Loan or Fixed Rate Loan made by such Lender, and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or Fixed Rate Loan or to reduce the amount of any sum received or receivable by such Lender hereunder with respect to Eurodollar Loans or Fixed Rate Loans (whether of principal, interest or otherwise) by an amount deemed by such Lender to be material, then such additional amount or amounts as will compensate such Lender for such additional costs or reduction will be paid by each applicable Borrower to such Lender upon demand. Notwithstanding the foregoing, no Lender shall be entitled to request compensation under this paragraph with respect to any Competitive Loan if the change giving rise to such request was applicable to such Lender at the time of submission of the Competitive Bid pursuant to which such Competitive Loan was made.

(c) If any Lender shall have determined that the adoption after the date hereof of any law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any Governmental Authority charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or any Lender's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) made or promulgated after the date hereof by any such Governmental Authority (including in connection with the Euro and EMU) has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement or the Loans made by such Lender to any Borrower pursuant hereto to a level below that which such Lender or such Lender's holding company could have achieved but for such applicability, adoption, change or compliance (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy) by an amount deemed by such Lender to be material, then such Borrower shall pay to such Lender upon such Lender's request such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered, using such method of calculation as is used by such Lender with respect to similarly situated borrowers.

(d) If any Lender becomes entitled to claim any additional amounts pursuant to this Section 2.14, it shall promptly notify the relevant Borrower, through the Administrative Agent, of the event by reason of which it has become so entitled. A certificate of a Lender, delivered through the Administrative Agent, setting forth such amount or amounts as shall be necessary to compensate such Lender as specified in paragraph (b) or (c) above, as the case may be, and, in reasonable detail, the method by which such amount or amounts shall have been determined, shall be delivered to such Borrower and shall be conclusive absent manifest error. Such Borrower shall pay each Lender the amount shown as due on any such certificate delivered by it within 10 days after the receipt of the same.

(e) Failure on the part of any Lender to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital with respect to any period shall not constitute a waiver of such Lender's right to demand compensation with respect to such period or any other period, provided that such demand occurs within 90 days after such Lender has notified the relevant Borrower of any event, which notification shall have occurred within 90 days of the date on which it first knows (or in the exercise of reasonable diligence should have known) of such event that will give rise to a compensation claim. The protection of this Section shall be available to each Lender regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, guideline or other change or condition which shall have occurred or been imposed.

SECTION 2.15.  Change in Legality; Agreed Alternative Currencies.

          (a) Notwithstanding any other provision herein, if any change in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan in any Currency or to give effect to its obligations as contemplated hereby with respect to any Eurodollar Loan in any Currency, then, by written notice to each affected Borrower and to the Administrative Agent, such Lender may:

          (i) declare that Eurodollar Loans in such Currency will not thereafter be made by such Lender hereunder, whereupon such Lender shall not submit a Competitive Bid in response to a request for Eurodollar Competitive Loans in such Currency and any request by a Borrower for a Eurodollar Revolving Credit Borrowing shall be treated in accordance with the provisions of Section 2.15(d), unless such declaration shall be subsequently withdrawn; and

          (ii) require that all outstanding Eurodollar Loans made by it shall be repaid (except that if such Eurodollar Loan is denominated in Dollars, such Loan shall be converted automatically to an ABR Loan in Dollars as of the effective date of such notice as provided in paragraph (b) below).

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans.

(b) For purposes of this Section 2.15, a notice to an affected Borrower by any Lender shall be effective as to each Eurodollar Loan made to such Borrower, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt by such Borrower.

          (c) Notwithstanding any other provision of this Agreement, if with respect to any Loan to MBNA International, the Required Lenders determine, which determination shall be conclusive, and notify the Administrative Agent that such event shall require one or more Lenders to perform obligations that have become incapable of performance or the performance of which is fundamentally different in character than the nature of performance contemplated at the time of the execution and delivery of this Agreement, then no Lender shall thereafter be obligated to make any Loan available in an Agreed Alternative Currency included in or converted into the Euro.

          (d) In the event any Lender shall exercise its rights under Section 2.15(a) with respect to Eurodollar Loans in Dollars, then, unless and until such Lender gives notice as provided below that the circumstances specified in this Section that gave rise to such declaration no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist), all Loans that would otherwise be made by such Lender as Eurodollar Loans in Dollars shall be made instead as ABR Loans. In the event any Lender shall exercise its rights under Section 2.15(a) with respect to Loans denominated in any Agreed Alternative Currency, then, unless and until such Lender gives notice as provided below that the circumstances specified in this Section that gave rise to such declaration no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist), all Loans that would otherwise be made by such Lender as Eurodollar Loans in such Agreed Alternative Currency shall, except as provided in the immediately preceding sentence, be made instead as Eurodollar Loans denominated in Dollars.

SECTION 2.16. Indemnity. Each Borrower shall indemnify each Lender against any loss or expense which such Lender may sustain or incur as a consequence of
(a) any failure by such Borrower to fulfill on the date of any Borrowing by such Borrower hereunder the applicable conditions set forth in Article IV, (b) any failure by such Borrower to borrow or to convert or continue any Loan hereunder after irrevocable notice of such Borrowing, conversion or continuation has been given pursuant to Section 2.03, 2.04 or 2.05, (c) any payment, prepayment or conversion of a Eurodollar Loan or Fixed Rate Loan made to such Borrower required by any other provision of this Agreement or otherwise made or deemed made on a date other than the last day of the Interest Period applicable thereto, (d) any default in payment or prepayment of the principal amount of any Loan made to such Borrower or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, whether at scheduled maturity, by acceleration, irrevocable notice of prepayment or otherwise), or (e) any transfer or assignment pursuant to Sections 2.11(e) and 2.21(b), including, in each such case, any loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof as a Eurodollar Loan or Fixed Rate Loan. Such loss or expense shall exclude any loss of margin hereunder, but shall include an amount equal to the excess, if any, as reasonably determined by such Lender, of (i) its cost of obtaining the funds for the Loan being paid, prepaid, converted or not borrowed, converted or continued (assumed to be the LIBO Rate or, in the case of a Fixed Rate Loan, the fixed rate of interest applicable thereto) for the period from the date of such payment, prepayment or conversion or failure to borrow, convert or continue to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, convert or continue, the Interest Period for such Loan which would have commenced on the date of such failure) over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid, converted or continued or not borrowed, converted or continued for such period or Interest Period, as the case may be. A certificate of any Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section and, in reasonable detail, the method by which such amount or amounts shall have been determined, shall be delivered to such Borrower and shall be conclusive absent manifest error.

SECTION 2.17.  Pro Rata Treatment.

          (a) Except as required under Section 2.15, each Revolving Credit Borrowing, each payment or prepayment of principal of any Revolving Credit Borrowing, each payment of interest on the Revolving Credit Loans, each payment of Facility Fees, each reduction of the Commitments and each conversion or continuation of any Borrowing with a Revolving Credit Borrowing of any Type, shall be allocated pro rata among the Lenders in accordance with their respective Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Revolving Credit Loans). Except as otherwise provided in Section 2.15(d), Eurodollar Loans denominated in the same Currency and having the same Interest Period shall be allocated among the Lenders pro rata according to the amounts of their respective Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Revolving Credit Loans).

          (b) Each payment of principal of any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective principal amounts of their outstanding Competitive Loans comprising such Borrowing. Each payment of interest on any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective amounts of accrued and unpaid interest on their outstanding Competitive Loans comprising such Borrowing. For purposes of determining the available Commitments of the Lenders at any time, each outstanding Competitive Borrowing shall be deemed to have utilized the Commitments of the Lenders (including those Lenders which shall not have made Loans as part of such Competitive Borrowing) pro rata in accordance with such respective Commitments.

          (c) Each Lender agrees that in computing such Lender's portion of any Borrowing to be made hereunder, the Administrative Agent may, in its discretion, round each Lender's percentage of such Borrowing to the next higher or lower whole Dollar amount.

SECTION 2.18. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against a Borrower, including, but not limited to, a secured claim under
Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means (except pursuant to Section 2.11(e), 2.21(b) or 9.04), obtain payment (voluntary or involuntary) in respect of any Revolving Credit Loan or Loans made to such Borrower as a result of which the unpaid principal portion of its Revolving Credit Loans made to such Borrower shall be proportionately less than the unpaid principal portion of the Revolving Credit Loans made to such Borrower of any other Lender, it shall be deemed simultaneously to have purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Revolving Credit Loans made to such Borrower of such other Lender, so that the aggregate unpaid principal amount of the Revolving Credit Loans made to such Borrower and participations in such Revolving Credit Loans held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Revolving Credit Loans made to such Borrower then outstanding as the principal amount prior to such exercise of banker's lien, setoff or counterclaim or other event of its Revolving Credit Loans made to such Borrower was to the principal amount of all Revolving Credit Loans made to such Borrower outstanding prior to such exercise of banker's lien, setoff or counterclaim or other event; provided, however, that, if any such purchase or purchases or adjustments shall be made pursuant to this Section
2.18 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. Each Borrower expressly consents to the foregoing arrangements and agrees that any Lender holding a participation in a Revolving Credit Loan made to such Borrower and deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by such Borrower to such Lender by reason thereof as fully as if such Lender had made a Revolving Credit Loan directly to such Borrower in the amount of such participation.

SECTION 2.19.  Payments.

          (a) Except to the extent otherwise provided herein, each Borrower shall make all payments (including principal of and interest on any Loan, any Fees and all other amounts to be paid by such Borrower) hereunder and under any other Loan Document in the Currency in which such Loan or other amount is denominated, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at the Administrative Agent's Account for the Currency in which such Loan or other amount is denominated, not later than 12:00 (noon) Local Time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). All amounts owing under this Agreement (other than principal of and interest on Loans denominated in an Alternative Currency) are denominated and payable in Dollars.

(b) Whenever any payment (including principal of or interest on any Borrowing or any Fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or Fees, if applicable.

          (c) Each payment received by the Administrative Agent under this Agreement or any other Loan Document for account of any Lender shall be paid by the Administrative Agent promptly to such Lender, in like Currency and immediately available funds, for account of such Lender's Applicable Lending Office for the Loan or other obligation in respect of which such payment is made.

SECTION 2.20.  Taxes.

          (a) Any and all payments by each Borrower hereunder shall be made, in accordance with Section 2.19, free and clear of and without deduction or liability for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the Administrative Agent or any Lender (or any transferee or assignee thereof, including a participation holder (any such entity a "Transferee")) as a result of a present, former or future connection between the jurisdiction of the Governmental Authority imposing such tax or any political subdivision or taxing authority thereof or therein and the Administrative Agent or the Lender (other than a connection resulting from or attributable to such Administrative Agent or Lender having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement or any other Loan Documents) (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities, collectively or individually, "Taxes"). If a Borrower shall be required to deduct any Taxes from or in respect of any sum payable hereunder to any Lender (or any Transferee) or the Administrative Agent, or any Lender, Transferee or the Administrative Agent shall be required to pay such Taxes, (i) the sum payable shall be increased by the amount (an "additional amount") necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.20) such Lender (or Transferee) or the Administrative Agent (as the case may be) shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b) In addition, each Borrower agrees to pay to the relevant Governmental Authority in accordance with applicable law any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document ("Other Taxes").

(c) Each Borrower will indemnify each Lender (or Transferee) and the Administrative Agent on an after-tax basis for the full amount of Taxes and Other Taxes paid by such Lender (or Transferee) or the Administrative Agent, as the case may be, and any liability (including penalties, interest and expenses (including reasonable attorney's fees and expenses)) arising therefrom or with respect thereto (except in the case of gross negligence or willful misconduct of such Lender (or Transferee) or the Administrative Agent), whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability prepared by a Lender (or Transferee), or the Administrative Agent, absent manifest error, shall be final, conclusive and binding for all purposes. Such indemnification shall be made within 30 days after the date such Lender (or Transferee) or the Administrative Agent, as the case may be, makes written demand therefor.

(d) If a Borrower determines in good faith that a reasonable basis exists for contesting a Tax, the relevant Lender (or Transferee), or the Administrative Agent, as applicable, shall cooperate with such Borrower in challenging such Tax in such Borrower's name at such Borrower's expense if requested by such Borrower. If a Lender (or Transferee) or the Administrative Agent shall become aware that it is entitled to claim a refund from a Governmental Authority in respect of Taxes or Other Taxes as to which it has been indemnified by a Borrower, or with respect to which a Borrower has paid additional amounts, pursuant to this Section 2.20, it shall promptly notify such Borrower of the availability of such refund claim and shall, within 30 days after receipt of a request by such Borrower, make a claim to such Governmental Authority for such refund at such Borrower's expense. If a Lender (or Transferee) or the Administrative Agent receives a refund (including pursuant to a claim for refund made pursuant to the preceding sentence) in respect of any Taxes or Other Taxes as to which it has been indemnified by a Borrower or with respect to which a Borrower has paid additional amounts pursuant to this Section 2.20, it shall within 30 days from the date of such receipt pay over such refund to such Borrower (but only to the extent of indemnity payments made, or additional amounts paid, by such Borrower under this Section 2.20 with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of such Lender (or Transferee) or the Administrative Agent and without interest (other than interest paid by the relevant Governmental Authority with respect to such refund); provided, however, that such Borrower, upon the request of such Lender (or Transferee) or the Administrative Agent, agrees to repay the amount paid over to such Borrower (plus penalties, interest or other charges) to such Lender (or Transferee) or the Administrative Agent in the event such Lender (or Transferee) or the Administrative Agent is required to repay such refund to such Governmental Authority.

(e) As soon as practicable after the date of any payment of Taxes or Other Taxes by a Borrower to the relevant Governmental Authority, such Borrower will deliver to the Administrative Agent, at its address referred to in Section 9.01, the original or a certified copy of a receipt issued by such Governmental Authority evidencing payment thereof.

(f) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.20 shall survive the payment in full of the principal of and interest on all Loans made hereunder.

(g) Each Lender (or Transferee) that is organized under the laws of a jurisdiction other than the United States, any State thereof or the District of Columbia (a "Non-U.S. Lender") shall deliver to the Borrowers and the Administrative Agent two copies of either United States Internal Revenue Service Form W-8BEN, Form W-8ECI or applicable successor form, or, in the case of a Non-U.S. Lender claiming exemption from U.S. Federal withholding tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", a Form W-8BEN, or any subsequent versions thereof or successors thereto (and, if such Non-U.S. Lender delivers a Form W-8BEN, a certificate representing that such Non-U.S. Lender is not a bank for purposes of Section 881(c)(3)(A) of the Code, is not, to the best of its knowledge, subject to regulatory or other legal requirements as a bank in any jurisdiction, and has not been treated as a bank for purposes of any tax, securities law or other filing or submission made to any Governmental Authority, any application made to a rating agency or qualification for any exemption from tax, securities laws or other legal requirements), is not a 10-percent shareholder (within the meaning of Section 881(c)(3)(B) of the Code) of any Borrower and is not a controlled foreign corporation related to any Borrower (within the meaning of Section 881(c)(3)(C) of the Code)), properly completed and duly executed by such Non-U.S. Lender claiming complete exemption from, or reduced rate of, withholding of U.S. Federal tax on payments by the Borrowers under this Agreement and the other Loan Documents. Such forms shall be delivered by each Non-U.S. Lender on or before the date it becomes a party to this Agreement (or, in the case of a Transferee that is a participation holder, on or before the date such participation holder becomes a Transferee hereunder) and on or before the date, if any, such Non-U.S. Lender changes its applicable lending office by designating a different lending office (a "New Lending Office"). In addition, each Non-U.S. Lender shall deliver such forms promptly upon the obsolescence or invalidity of any form previously delivered by such Non-U.S. Lender. Notwithstanding any other provision of this Section 2.20(g), a Non-U.S. Lender shall not be required to deliver any form pursuant to this Section 2.20(g) that such Non-U.S. Lender is not legally able to deliver.


(h) Each Lender represents to MBNA International and the Administrative Agent that it is a Qualifying Bank, and shall forthwith notify the Borrowers and the Administrative Agent if such representation ceases to be correct.

(i) A Borrower shall not be required to indemnify any Non-U.S. Lender, or to pay any additional amounts to any Non-U.S. Lender, in respect of United States Federal tax pursuant to paragraph (a) or (c) above to the extent that (i) the obligation to withhold amounts with respect to United States Federal tax existed on the date such Non-U.S. Lender became a party to this Agreement (or, in the case of a Transferee that is a participation holder, on the date such participation holder became a Transferee hereunder) or, with respect to payments to a New Lending Office, the date such Non-U.S. Lender designated such New Lending Office with respect to a Loan; provided, however, that this clause (i) shall not apply to any Transferee or New Lending Office that becomes a Transferee or New Lending Office as a result of an assignment, participation, transfer or designation made at the request of such Borrower; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any Transferee, or Lender (or Transferee) through a New Lending Office, would be entitled to receive (without regard to this clause (i)) do not exceed the indemnity payment or additional amounts that the Person making the assignment, participation or transfer to such Transferee, or Lender (or Transferee) making the designation of such New Lending office, would have been entitled to receive in the absence of such assignment, participation, transfer or designation or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (g) above.

(j) Nothing contained in this Section 2.20 shall require any Lender (or Transferee) or the Administrative Agent to make available any of its tax returns (or any other information that it deems to be confidential or proprietary).

(k) Each Lender (or Transferee) represents and agrees that, at all times during the term of this Agreement, it is not and will not be a conduit entity participating in a conduit financing arrangement (as defined in Section 7701(l) of the Code and the regulations thereunder) with respect to any borrowings hereunder unless the Borrowers have consented to such arrangement prior thereto.

SECTION 2.21. Duty To Mitigate; Assignment of Commitments Under Certain Circumstances.

          (a) Any Lender (or Transferee) claiming any indemnity payment or additional amounts payable pursuant to Section 2.14 or Section 2.20 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document reasonably requested in writing by a relevant Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such indemnity payment or additional amounts that may thereafter accrue or avoid the circumstances giving rise to such exercise and would not, in the sole determination of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).


(b) In the event that any Lender shall have delivered a notice or certificate pursuant to Section 2.14 or 2.15, or a Borrower shall be required to make additional payments to any Lender under Section 2.20 (any such Lender being herein called a "Subject Lender"), the Borrowers, upon three Business Days' notice, may (jointly but not severally) require that such Subject Lender transfer all of its right, title and interest under this Agreement to any bank or other financial institution (a "Proposed Lender") identified by the Borrowers and approved by the Administrative Agent (which approval shall not be unreasonably withheld); provided that (i) such Proposed Lender agrees to assume all of the obligations of such Subject Lender hereunder, and to purchase all of such Subject Lender's Loans hereunder for consideration equal to the aggregate outstanding principal amount of such Subject Lender's Loans, together with interest thereon to the date of such purchase, and satisfactory arrangements are made for payment to such Subject Lender of all other amounts payable hereunder to such Subject Lender on or prior to the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 2.16 as if all of such Subject Lender's Loans were being prepaid in full on such date), (ii) if such Subject Lender has requested compensation pursuant to Section 2.14 or 2.20, such Proposed Lender's aggregate requested compensation, if any, pursuant to said Section 2.14 or
2.20 with respect to such Subject Lender's Loans is reasonably expected to be lower than that of the Subject Lender and (iii) no such assignment shall conflict with any law, rule or regulation or order of any Governmental Authority. Subject to the provisions of Section 9.04(b), such Proposed Lender shall be a "Lender" for all purposes hereunder. Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements of MBNA America Bank contained in Section 2.22 and of the Borrowers contained in Sections 2.14, 2.20, 9.05 and 9.16 (without duplication of any payments made to such Subject Lender by the Borrowers or the Proposed Lender) shall survive for the benefit of such Subject Lender under this Section 2.21(b) with respect to the time prior to such replacement.

SECTION 2.22.  Guaranty of MBNA America Bank.

          (a) The Guaranty. MBNA America Bank hereby guarantees to each Lender and the Administrative Agent and their respective successors and assigns the prompt payment in full when due (whether at stated maturity, by acceleration or otherwise) of the principal of and interest on the Loans made by the Lenders to MBNA International and all other amounts now or from time to time hereafter owing to the Lenders or the Administrative Agent by MBNA International under the Loan Documents, in each case strictly in accordance with the terms thereof (such obligations being herein collectively called the "Guaranteed Obligations"). MBNA America Bank hereby further agrees that if MBNA International shall fail to pay in full when due (whether at stated maturity, by acceleration or otherwise) any of the Guaranteed Obligations, MBNA America Bank will promptly pay the same, within five days after written notice of such failure, without any other demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Guaranteed Obligations, the same will be promptly paid in full when due (whether at extended maturity, by acceleration or otherwise) in accordance with the terms of such extension or renewal.

          (b) Obligations Unconditional. The obligations of MBNA America Bank under Section 2.22(a) are continuing, absolute and unconditional, irrespective of the value, validity, regularity or enforceability of the obligations of MBNA International under this Agreement or any other agreement or instrument referred to herein, of any extension or other indulgence granted at any time to MBNA International, of any bankruptcy or insolvency or similar proceeding with respect to MBNA International, or of any amendment or modification consented to by MBNA America Bank of any of the Guaranteed Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 2.22(b) that the obligations of MBNA America Bank hereunder shall be absolute and unconditional, under any and all circumstances. MBNA America Bank hereby expressly waives, to the fullest extent permitted by applicable law, diligence, presentment, demand of payment, protest and all notices whatsoever (except as set forth in Section 2.22(a)), and any requirement that the Administrative Agent or any Lender exhaust any right, power or remedy or proceed against MBNA International under this Agreement or any other agreement or instrument referred to herein, or against any other Person under any other guarantee of, or security for, any of the Guaranteed Obligations.

          (c)  Reinstatement.  The obligations of MBNA America Bank under this
Section 2.22 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of MBNA International in respect of the Guaranteed Obligations is rescinded or must be otherwise restored by any holder of any of the Guaranteed Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise and MBNA America Bank agrees that it will indemnify the Administrative Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, fees of counsel) incurred by the Administrative Agent or such Lender in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar law.

          (d) Remedies. MBNA America Bank agrees that, as between MBNA America Bank and the Lenders, the obligations of MBNA International under this Agreement may be declared to be forthwith due and payable as provided in
Article VII hereof (and shall be deemed to have become automatically due and payable in the circumstances provided in said Article VII) for purposes of
Section 2.22(a) notwithstanding any stay, injunction or other prohibition preventing such declaration (or such obligations from becoming automatically due and payable) as against MBNA International and that, in the event of such declaration (or such obligations being deemed to have become automatically due and payable), such obligations (whether or not due and payable by MBNA International) shall forthwith become due and payable by MBNA America Bank for purposes of Section 2.22(a).

          (e) Instrument for the Payment of Money. MBNA America Bank hereby acknowledges that the guarantee in this Section 2.22 constitutes an instrument for the payment of money only, and consents and agrees that any Lender or the Administrative Agent, at its sole option, in the event of a dispute by MBNA America Bank in the payment of any moneys due hereunder, shall have the right to bring motion-action under New York CPLR Section 3213.




ARTICLE III

REPRESENTATIONS AND WARRANTIES

          Each Borrower represents and warrants to each of the Lenders as to itself that:

SECTION 3.01.  Corporate Existence and Power.

          (a) (i) MBNA America Bank is a national bank duly formed, validly existing and in good standing under the National Bank Act, as amended,
     (ii) MBNA International is a private limited company and an authorized institution under the Banking Act of 1987 (as amended by the Bank of England Act 1998) duly formed and validly existing under the laws of England and is a Qualifying Bank and (iii) the Parent is a corporation duly formed, validly existing and in good standing under the laws of the State of Maryland;

          (b) each Significant Subsidiary of such Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation;

          (c) such Borrower and each Significant Subsidiary thereof have the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets and carry on their respective businesses as now conducted and, in the case of such Borrower, to execute, deliver, and perform its obligations under this Agreement;

          (d) such Borrower and each Significant Subsidiary thereof are duly qualified as a foreign corporation, licensed and in good standing under the laws of each jurisdiction where their respective ownership, lease or operation of property or the conduct of their respective businesses requires such qualification; and

          (e) such Borrower and each Significant Subsidiary thereof are in compliance in all material respects with all Requirements of Law;
except, in each case referred to in clause (c) or clause (d), to the extent that the failure to do so would not, in the aggregate for all such failures, reasonably be expected to have a Material Adverse Effect.

SECTION 3.02. Corporate Authorization; No Contravention. The execution, delivery and performance by such Borrower of this Agreement, the borrowings hereunder and the use of proceeds thereof have been duly authorized by all necessary corporate action, and do not and will not:

          (a)  contravene the terms of any of its Organization Documents;

          (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Borrower or any Subsidiary thereof is a party or any order, injunction, writ or decree of any Governmental Authority or arbitrator to which such Borrower or its property is subject which, in the aggregate, would reasonably be expected to result in a Material Adverse Effect; or

          (c)  violate any Requirement of Law.

SECTION 3.03. Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority is necessary or required in connection with the execution, validity, delivery or performance by, or enforcement against, such Borrower of this Agreement.

SECTION 3.04. Binding Effect. This Agreement has been duly executed on behalf of such Borrower and constitutes the legal, valid and binding obligation of such Borrower, enforceable against such Borrower in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability (whether enforcement is sought by proceedings in equity or at law).

SECTION 3.05. Litigation. Except as disclosed in the Parent's most recent Annual Report on Form 10-K or in any subsequent report of the Parent on Forms 10-Q or 8-K filed with the Securities and Exchange Commission, there are no litigation, investigations, actions, suits, proceedings, claims or disputes pending, or, to the knowledge of such Borrower, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against such Borrower or its Subsidiaries or any of its or their respective assets or properties:

          (a) which purport to affect or pertain to this Agreement or any of the transactions contemplated hereby; or

          (b) as to which there is a reasonable possibility of an adverse determination and which, if determined adversely to such Borrower or its Subsidiaries, would reasonably be expected to have a Material Adverse Effect.
No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery and performance of this Agreement, or directing that the transactions provided for herein not be consummated as herein provided.

SECTION 3.06. No Default. No Default exists or would result from the incurring of any obligations hereunder by such Borrower. On the date of this Agreement, neither such Borrower nor any of its Subsidiaries is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, would reasonably be expected to have a Material Adverse Effect.

SECTION 3.07. Employee Benefit Plans. Such Borrower (excluding MBNA International) and each of its ERISA Affiliates is in compliance in all respects with the applicable provisions of ERISA and the Code and the regulations and published interpretations thereunder where a failure to comply, individually or in the aggregate, could result in a Material Adverse Effect. No Reportable Event has occurred in respect of any Plan. The present value of all accrued benefit liabilities determined on a termination basis under all underfunded Plans (based on those assumptions used to fund such Plans) did not, as of the last annual valuation date applicable thereto, exceed the value of the assets of such Plans by an amount that could have a Material Adverse Effect. Such Borrower (excluding MBNA International), and no ERISA Affiliate thereof, are required to contribute to any Multiemployer Plan or have withdrawn from any Multiemployer Plan where such withdrawal has resulted or would result in any Withdrawal Liability that has not been fully paid.

SECTION 3.08. Use of Proceeds. The proceeds of the Loans are intended to be and shall be used solely for general corporate purposes and in compliance with
Section 6.06.

SECTION 3.09. Taxes. Such Borrower and its Subsidiaries (or a Controlling Affiliate of such Borrower which is part of the same consolidated group as such Borrower for tax purposes) have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other government charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with Applicable Accounting Principles. No notice of Lien (other than a Lien that attaches before taxes with respect to such Lien are due) has been filed or recorded. There is no proposed tax assessment against such Borrower or any of its Subsidiaries (or any entity within such Borrower's consolidated group for tax purposes) which would, if the assessment were made, have a Material Adverse Effect.

SECTION 3.10.  Financial Condition.

          (a) The "Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices" (FFIEC 031) (the "Consolidated Reports") of MBNA America Bank and its Subsidiaries dated December 31, 1999 for the fiscal year ended on such date:

          (i) were prepared in accordance with Applicable Accounting Principles, consistently applied throughout the period covered thereby, including the related schedules and notes thereto, except as otherwise expressly noted therein;

          (ii) fairly present the financial condition of MBNA America Bank and its Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

          (iii) show all material indebtedness and other liabilities, direct or contingent, of MBNA America Bank and its consolidated Subsidiaries as of the date thereof including liabilities for taxes, and material commitments, all to the extent required by Applicable Accounting Principles.

(b) The consolidated balance sheet of each of (1) MBNA International and its Subsidiaries and (2) the Parent and its Subsidiaries as at December 31, 1999 and the related consolidated statements of income, changes in stockholders'/division equity and cash flows of MBNA International and its Subsidiaries and the Parent and its Subsidiaries, respectively, for the fiscal year ended on said date, with the opinion thereon of PricewaterhouseCoopers LLP and Ernst & Young LLP, respectively:

          (i) were prepared in accordance with Applicable Accounting Principles, consistently applied throughout the period covered thereby, including the related schedules and notes thereto, except as otherwise expressly noted therein;

          (ii) fairly present the financial condition of MBNA International and its Subsidiaries, or of the Parent and its Subsidiaries, as the case may be, as of the date thereof and results of operations for the period covered thereby; and

          (iii) show all material indebtedness and other liabilities, direct or contingent, of MBNA International and its consolidated Subsidiaries, or of the Parent and its consolidated Subsidiaries, as the case may be, as of the date thereof including liabilities for taxes, and material commitments, all to the extent required by Applicable Accounting Principles.

(c) From December 31, 1999 to the Closing Date there has been no Material Adverse Effect.

SECTION 3.11. Regulated Entities. None of such Borrower, any Person Controlling such Borrower, or any Subsidiary thereof, is (a) an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended, or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935, as amended.

SECTION 3.12.  Federal Reserve Regulations.

          (a) Neither such Borrower nor any of the Subsidiaries is engaged principally in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

(b) No part of the proceeds of any Loan made to such Borrower will be used by such Borrower or any of its Affiliates for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including Regulation U or X.

SECTION 3.13. No Material Misstatements. To the knowledge of such Borrower, no financial statement, certificate or statement furnished on behalf of such Borrower pursuant to Article III and Sections 5.01, 5.02, 5.03 and 5.09 delivered on or after the date hereof pursuant to any Loan Document contains or will contain any material misstatement of fact or omits or will omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were, are or will be made, not misleading; provided that the foregoing will not apply to information furnished pursuant to Section 5.02(b)(iv) or to portions of the Parent's Annual Report to Stockholders or other stockholder reports that are not incorporated in its Annual Report on Form 10-K or other periodic reports filed with the Securities and Exchange Commission.

SECTION 3.14. Environmental and Safety Matters. Such Borrower is aware of no events, conditions or circumstances involving environmental pollution or contamination or employee health or safety that would reasonably be expected to result in a Material Adverse Effect.

SECTION 3.15. Commercial Activity; Absence of Immunity. MBNA International is subject to civil and commercial law with respect to its obligations under the Loan Documents to which it is a party, and the making and performance of the Loan Documents by MBNA International constitute private and commercial acts rather than public or governmental acts. Under English law, MBNA International is not entitled to immunity on the ground of sovereignty or the like from the jurisdiction of any court or from any action, suit, set-off or proceeding, or service of process in connection therewith, arising under the Loan Documents.

SECTION 3.16. Legal Form. Each of the Loan Documents to which MBNA International is a party is in proper legal form under English law for the enforcement thereof against MBNA International under such law, and if each were stated to be governed by such law, it would constitute a legal, valid, binding and enforceable obligation of MBNA International under such law, subject to the qualifications as to matters of law only set forth in the legal opinion the form of which is set forth in Exhibit E-2. All formalities required in the United Kingdom for the validity and enforceability against MBNA International of each of the Loan Documents to which it is party have been accomplished, and no Taxes or Other Taxes are required to be paid, and no notarization is required, for the validity and enforceability thereof against MBNA International.

SECTION 3.17. Year 2000 Issues. The information regarding Year 2000 issues as disclosed in the Parent's Annual Report on Form 10-K dated December 31, 1999 is correct.

ARTICLE IV

CONDITIONS PRECEDENT

SECTION 4.01.Conditions to Effectiveness.    This Agreement shall become
effective on the date (the "Closing Date") on which the Administrative Agent shall notify the Borrowers that it has received the following documents (with, in the case of this Agreement and clauses (b), (c), (d), (e) and (f) below, sufficient copies for each Lender), each of which shall be satisfactory to the Administrative Agent and its counsel in form and substance:

          (a) Loan Documents. Each Loan Document, duly executed and delivered by each of the parties thereto.

          (b) Corporate Documents. Certified copies of the charter and by-laws (or equivalent documents) of each Borrower and of all corporate authority for each Borrower (including, without limitation, board of director resolutions and evidence of the incumbency, including specimen signatures, of officers) with respect to the execution, delivery and performance of the Loan Documents and each other document to be delivered by such Borrower from time to time in connection herewith and the Loans hereunder (and the Administrative Agent and each Lender may conclusively rely on such certificate until it receives notice in writing from the relevant Borrower to the contrary).

          (c) Officer's Certificate. A certificate of a senior officer of each Borrower, dated the Closing Date, to the effect that, after giving effect to any borrowing of Loans to be made on the Closing Date, (i) no Default shall have occurred and be continuing and (ii) the representations and warranties made by the Borrowers in Article III shall be true and correct in all material respects on and as of the Closing Date with the same effect as though made on and as of such date, except to the extent such representations and warranties expressly relate to an earlier date.

          (d) Approvals. Certified copies of all licenses, consents, authorizations and approvals of, and notices to and filings and registrations with, any Governmental Authority, and of third-party consents and approvals, necessary in connection with the making and performance by the Borrowers of the Loan Documents.

          (e)  Opinions of Counsel.

               (1) An opinion, dated the Closing Date, of Simpson Thacher & Bartlett, special New York counsel to the Borrowers, substantially in the form of Exhibit E-1 hereto and covering such other matters as the Administrative Agent may reasonably request (and the Borrowers hereby instruct such counsel to deliver such opinion to the Lenders and the Administrative Agent).

               (2) An opinion, dated the Closing Date, of Clifford Chance LLP, UK counsel to MBNA International, substantially in the form of Exhibit E-2 hereto and covering such other matters as the Administrative Agent may reasonably request (and MBNA International hereby instructs such counsel to deliver such opinion to the Lenders and the Administrative Agent).

               (3) An opinion, dated the Closing Date, of Donna Pumfrey, Esq., general counsel to MBNA International, substantially in the form of Exhibit E-3 hereto and covering such other matters as the Administrative Agent may reasonably request (and MBNA International hereby instructs such counsel to deliver such opinion to the Lenders and the Administrative Agent).

               (4) An opinion, dated the Closing Date, of John W. Sheflen, Esq., general counsel to MBNA America Bank and the Parent, substantially in the form of Exhibit E-4 hereto and covering such other matters as the Administrative Agent may reasonably request (and such Borrowers hereby instruct such counsel to deliver such opinion to the Lenders and the Administrative Agent).

               (5) An opinion, dated the Closing Date, of Milbank, Tweed, Hadley & McCloy LLP, special New York counsel to the Administrative Agent, substantially in the form of Exhibit E-5 hereto (and the Administrative Agent hereby instructs such counsel to deliver such opinion to the Lenders).

          (f) Financial Statements. For distribution to the Lenders, (i) reasonably satisfactory audited consolidated financial statements of the Parent and its Subsidiaries for the two most recent fiscal years ended prior to the Closing Date as to which such financial statements are available, (ii) reasonably satisfactory unaudited interim consolidated financial statements of the Parent and its Subsidiaries for each quarterly period ended subsequent to the date of the latest financial statements delivered pursuant to clause (i) of this paragraph as to which such financial statements are available and (iii) call reports of MBNA America Bank for the two most recent fiscal years ended prior to the Closing Date.

          (g) Existing Credit Agreement. Evidence of termination of the commitments under the Existing Credit Agreement, and that MBNA America Bank shall have paid in full all unpaid fees and all other amounts outstanding under the Existing Credit Agreement accrued through the Closing Date.

          (h) Other Documents. Such other documents as the Administrative Agent or its counsel may reasonably request.



     The effectiveness of the obligations of any Lender hereunder is also subject to the payment by the Borrowers of such fees as the Borrowers shall have agreed to pay or deliver to any Lender or the Administrative Agent in connection herewith, including, without limitation, the reasonable fees and expenses of Milbank, Tweed, Hadley & McCloy LLP, special New York counsel to the Administrative Agent, in connection with the negotiation, preparation, execution and delivery of this Agreement (to the extent that statements for such fees and expenses have been delivered to the Borrowers, and subject to the limitations referred to in Section 9.05(a)).


SECTION 4.02. Initial and Subsequent Loans. The obligations of the Lenders to make Loans hereunder to a Borrower are subject to the satisfaction on the date of each Borrowing by such Borrower of the following conditions:

          (a) The Administrative Agent shall have received a notice of such Borrowing as required by Section 2.03 or Section 2.04, as applicable.

          (b)  The representations and warranties made by such Borrower in
     Article III (except the representations set forth in Section 3.05(b) or Section 3.14) shall be true and correct in all material respects on and as of the date of such Borrowing with the same effect as though made on and as of such date, except to the extent such representations and warranties expressly relate to an earlier date.

          (c) Such Borrower shall be in compliance in all material respects with all the terms and provisions set forth herein and in each other Loan Document on its part to be observed or performed, and at the time of and immediately after such Borrowing no Default shall have occurred and be continuing.

Each Borrowing by a Borrower shall be deemed to constitute a representation and warranty by such Borrower on the date of such Borrowing as to the matters specified in paragraphs (b) and (c) of this Section 4.02.


ARTICLE V

AFFIRMATIVE COVENANTS

The Borrowers covenant and agree with each Lender and the Administrative Agent that, so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other expenses or amounts payable under any Loan Document shall be unpaid, unless the Required Lenders shall otherwise consent in writing:


SECTION 5.01.  Financial Statements.

          (a) MBNA America Bank will make available through electronic media to the Lenders and the Administrative Agent (and MBNA America Bank will provide prior written notice to the Administrative Agent, which shall promptly inform the Lenders, of such availability) and, so long as any of the following information is not generally publicly available through electronic media, upon the request of a Lender, MBNA America Bank shall furnish hard copies to the Administrative Agent for distribution to such requesting Lender:

          (i) as soon as available, but not later than 120 days after the end of each fiscal year of MBNA America Bank, a copy of the Consolidated Reports of MBNA America Bank and its Subsidiaries for such fiscal year; and

          (ii) as soon as available, but not later than 60 days after the end of each of the first three fiscal quarters of each year of MBNA America Bank, a copy of the Consolidated Reports of MBNA America Bank and its Subsidiaries for such fiscal quarter;
in each case certified by an appropriate Responsible Officer as being the complete and correct copies of the statements on such forms filed by it with the OCC.

          (b) MBNA International will make available through electronic media to the Lenders and the Administrative Agent (and MBNA International will provide prior written notice to the Administrative Agent, which shall promptly inform the Lenders, of such availability) and, so long as any of the following information is not generally publicly available through electronic media, upon the request of a Lender, MBNA International shall furnish hard copies to the Administrative Agent for distribution to such requesting Lender:


          (i) as soon as available, but not later than 120 days after the end of each fiscal year of MBNA International, a copy of the annual report and accounts for MBNA International and its Subsidiaries for such fiscal year, prepared in accordance with Applicable Accounting Principles; and

          (ii) as soon as available, but not later than 60 days after production of the half- yearly accounts for each fiscal year of MBNA International, a copy of the consolidated profit and loss accounts for MBNA International and its Subsidiaries for such fiscal semester, prepared in accordance with Applicable Accounting Principles;

in each case certified by an appropriate Responsible Officer as being the complete and correct copies of the statements on such forms furnished by it to the FSA.

          (c) The Parent will make available through electronic media to the Lenders and the Administrative Agent (and the Parent will provide prior written notice to the Administrative Agent, which shall promptly inform the Lenders, of such availability) and, so long as any of the following information is not generally publicly available through electronic media, upon the request of a Lender, the Parent shall furnish hard copies to the Administrative Agent for distribution to such requesting Lender:

          (i) as soon as available, but not later than 120 days after the end of each fiscal year of the Parent, copies of the Parent's Annual Report on Form 10-K as filed with the SEC for such fiscal year; and

          (ii) as soon as available, but not later than 60 days after the end of each of the first three fiscal quarters of each fiscal year of the Parent, copies of the Parent's Quarterly Report on Form 10-Q as filed with the SEC for such fiscal quarter;

in each case certified by an appropriate Responsible Officer as being the complete and correct copies of the statements on such forms furnished by it to the SEC.

SECTION 5.02. Certificates; Other Information. Each Borrower will furnish or cause to be furnished to the Lenders and the Administrative Agent:

          (a) within the timeframes relating to the financial statements referred to in Section 5.01 above, a certificate of a Responsible Officer of such Borrower (i) stating that, to such officer's knowledge, such Borrower, during such period, has observed, performed and fulfilled all of its covenants and other agreements, and satisfied every condition contained in the Loan Documents to be observed, performed or satisfied by it, and that such officer has obtained no knowledge of any Default except as specified (by applicable Section reference) in such certificate and (ii) showing, in the case of each Borrower as applicable, compliance with Sections 6.03, 6.04 and 6.05;

          (b) if any of the following information is not generally publicly available through electronic media:

          (i) promptly after the same are sent, copies of all financial statements and reports which the Parent sends generally to its shareholders in their capacities as such;

          (ii) promptly after the same are filed, copies of all financial statements and regular, periodic or special reports (except for the Form 8-K filed monthly for entities established in connection with Securitizations by the Parent or any of its Subsidiaries) which the Parent may make to, or file with, the Securities and Exchange Commission or any successor or similar Governmental Authority, except for private filings which are not publicly available;

          (iii) promptly after the same are filed and to the extent not covered by clause (i) or (ii) above, copies of all regular, periodic reports that such Borrower may make to, or file with, any Bank Regulatory Authority (including without limitation, FR Y-9LP, FR Y-9C and FFIEC lead bank reports), except for private filings which are not publicly available; and

          (iv) promptly, such additional public financial and other information as the Administrative Agent may from time to time reasonably request.

SECTION 5.03. Notices. Each Borrower will, and will cause each of its Subsidiaries to, promptly give notice to the Administrative Agent and each Lender of:
          (a)  the occurrence of any Default;

          (b) the filing or commencement of any action, suit or proceeding against such Borrower or any Subsidiary whether at law or equity or by or before any Governmental Authority, which is reasonably likely to result in a Material Adverse Effect; and

          (c)  any Material Adverse Effect.


Each notice by a Borrower pursuant to this Section shall be accompanied by a written statement by a Responsible Officer of such Borrower setting forth details of the occurrence referred to therein, and stating what action such Borrower proposes to take with respect thereto and at what time. Each notice under Section 5.03(a) shall describe with particularity any and all clauses or provisions of this Agreement that have been breached or violated.

SECTION 5.04. Preservation of Corporate Existence, etc. Each Borrower shall continue (and shall cause each of its Significant Subsidiaries) to preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation. Without limiting the foregoing, MBNA America Bank shall at all times be a national banking association validly existing and in good standing under the National Bank Act or a bank chartered under the applicable banking law of any state and be an insured bank and member bank of the Federal Deposit Insurance Corporation, under the Federal Deposit Insurance Act.

SECTION 5.05. Books and Records. Each Borrower will, and will cause each of its Subsidiaries to, maintain proper books of record and account, in which full, true and correct entries in conformity with Applicable Accounting Principles, and with all Requirements of Law, consistently applied shall be made of all financial transactions and matters involving the assets and business of such Borrower and such Subsidiaries; and permit representatives of the Administrative Agent to discuss with representatives of such Borrower and its Significant Subsidiaries the affairs, finances, and accounts of such Borrower and such Significant Subsidiaries, at such times during normal business hours and as often as any of the Lenders may reasonably request.

SECTION 5.06. Compliance with Regulatory Standards. Each Borrower will, and will cause each of its Subsidiaries to, at all times comply with all applicable regulatory guidelines, policy statements, regulations or other Requirements of Law, except to the extent such noncompliance does not constitute a Material Adverse Effect.

SECTION 5.07. Payment of Obligations. Each Borrower will, and will cause each of its Subsidiaries to, pay, discharge or otherwise satisfy at or before maturity or before they become delinquent, as the case may be, all its taxes and other material obligations of whatever nature, except, without prejudice to the effectiveness of paragraph (f) of Article VII, for any taxes or other obligations when the amount or validity thereof is currently being contested in good faith by appropriate proceedings and reserves in conformity with Applicable Accounting Principles with respect thereto have been provided on the books of such Borrower or any such Subsidiary, as the case may be.

SECTION 5.08. Maintenance of Insurance. The Borrowers will, and will cause each of their Subsidiaries to, substantially keep their respective insurable properties insured (including pursuant to self insurance) in such minimum amounts and against at least such risks and covering such assets and at such levels as exist as of the Closing Date and the Borrowers and their Subsidiaries will collectively maintain public liability insurance policies in amounts not less than $25,000,000.

SECTION 5.09. Employee Benefits. Each Borrower will, and will cause each of its Subsidiaries to, (a) comply in all respects with the applicable provisions of ERISA and the Code where a failure to comply, individually or in the aggregate, could result in a Material Adverse Effect and (b) furnish to the Administrative Agent (i) as soon as possible after, and in any event within 30 days after any Financial Officer of such Borrower or any ERISA Affiliate thereof knows or has reason to know that, any Reportable Event has occurred that alone or together with any other Reportable Event could reasonably be expected to result in liability of such Borrower to the PBGC in an aggregate amount that could have a Material Adverse Effect, a statement of a Financial Officer of such Borrower setting forth details as to such Reportable Event and the action that such Borrower proposes to take with respect thereto, together with a copy of the notice, if any, of such Reportable Event given to the PBGC,
(ii) promptly after receipt thereof, a copy of any notice that such Borrower or any ERISA Affiliate thereof may receive from the PBGC relating to the intention of the PBGC to terminate any Plan or Plans (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Section 414 of the Code) or to appoint a trustee to administer any such Plan or Plans where any such terminations or trustee appointments could in the aggregate result in a Material Adverse Effect and (iii) within 10 days after the due date for filing with the PBGC pursuant to Section 412(n) of the Code a notice of failure to make a required installment or other payment with respect to a Plan, a statement of a Financial Officer of such Borrower setting forth details as to such failure and the action that such Borrower proposes to take with respect thereto, together with a copy of any such notice given to the PBGC.

SECTION 5.10. Capital Requirements. Each Borrower will at all times maintain such minimum amounts of capital as shall from time to time be required by, and otherwise comply with, the applicable Capital Adequacy Regulations.


ARTICLE VI

NEGATIVE COVENANTS

The Borrowers covenant and agree with each Lender and the Administrative Agent that, so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other expenses or amounts payable under any Loan Document shall be unpaid, unless the Required Lenders shall otherwise consent in writing:
SECTION 6.01. Limitation on Liens. Each Borrower will not, and will not permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon or with respect to any (1) Restricted Shares owned by it or (2) Eligible Receivables or credit card or related plan receivables which would be Eligible Receivables but for a failure to comply with clause (i) or (iii) of the definition of the term "Eligible Receivables", in each case whether now owned or hereafter acquired, provided, however, that the foregoing shall not prohibit:
          (i) in the case of MBNA America Bank and its Subsidiaries, any Securitization of Eligible Receivables other than the Sellers' Retained Interests,
          (ii) in the case of MBNA America Bank and its Subsidiaries, any Securitization of Sellers' Retained Interests, if such Securitization qualifies for sale treatment under Applicable Accounting Principles, or
          (iii) in the case of MBNA America Bank and its Subsidiaries, any Securitization of Sellers' Retained Interests which does not qualify for sale treatment under Applicable Accounting Principles.

SECTION 6.02. Prohibition of Fundamental Changes. Each Borrower agrees that it will not, and will not permit any of its Significant Subsidiaries to:

          (a) Except with respect to Securitizations or repurchase agreements, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any of its assets or properties (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, if to do so would result in a Material Adverse Effect or if clause (c) of this Section 6.02 would be contravened thereby; provided, however, that the foregoing shall not preclude the sale of investment securities for then current market value.

(b) Merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of related transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of, any Person, except:

          (i) any Significant Subsidiary of such Borrower may merge with such Borrower or any one or more Subsidiaries of such Borrower, provided that (A) if any transaction shall be between a Significant Subsidiary of such Borrower and such Borrower, such Borrower shall be the continuing or surviving corporation and (B) if any transaction shall be between a Subsidiary thereof and a wholly-owned Subsidiary thereof, the wholly-owned Subsidiary shall be the continuing or surviving corporation; and

          (ii) any Significant Subsidiary of such Borrower may sell all or substantially all of its assets (upon voluntary liquidation or otherwise) to such Borrower or another Subsidiary thereof; and

          (iii) such Borrower or any Significant Subsidiary thereof may merge or consolidate with or into any other corporation, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of related transactions), all or substantially all of the assets of such Borrower or such Significant Subsidiary, so long as:

               (A) in the case of any such merger or consolidation involving such Borrower, clause (c) of this Section 6.02 would not be contravened thereby, and either:

                    (x)  such Borrower is the surviving corporation or

                    (y) the corporation which is the surviving corporation shall expressly assume the due and punctual payment and performance of the obligations of, and the performance of each covenant, agreement, and condition of this Agreement binding on, such Borrower and Continuing Directors shall constitute a majority of the Board of Directors of the surviving corporation, after giving effect to such merger or consolidation; and

               (B) in the case of any such conveyance, transfer, lease or other disposition involving such Borrower, clause (c) of this
          Section 6.02 would not be contravened thereby, and the Person to which such assets of such Borrower shall be sold shall expressly assume the due and punctual payment and performance of the obligations of, and the performance of each covenant, agreement, and condition of this Agreement binding upon, such Borrower and Continuing Directors shall constitute a majority of the Board of Directors of the Person to which such assets of such Borrower shall be sold after giving effect to such conveyance, transfer, lease, or other disposition; and

               (C) in the case of any merger or consolidation involving such Significant Subsidiary, either the surviving corporation shall be a Subsidiary of such Borrower after giving effect to such merger or consolidation or the consideration received by such Borrower and its Subsidiaries in connection with such transaction shall equal or exceed the fair market value of the equity interests in such Significant Subsidiary disposed of by such Borrower in such transaction, as reasonably determined by the Board of Directors of such Borrower; and

               (D) in the case of any such conveyance, transfer, lease or other disposition involving such Significant Subsidiary, the consideration received by such Borrower and its Subsidiaries in connection with such transaction shall equal or exceed the fair market value of the assets sold or disposed of, as reasonably determined by the Board of Directors of such Borrower;

provided, however, that immediately after giving effect to any transaction referred to in clause (i), (ii) or (iii) above, no Default shall have occurred and be continuing.


(c) In the case of MBNA America Bank (including any successor pursuant to this Section 6.02) and MBNA America Bank and its Subsidiaries taken as a whole, as a result of any transaction covered by this Section 6.02, cease to be predominantly engaged in the credit and other similar card business, other consumer loan business, and businesses which are related thereto or are reasonable extensions thereof.

          SECTION 6.03.  Financial Covenants of MBNA America Bank.

          (a) Consolidated Tangible Net Worth. MBNA America Bank will not permit its Consolidated Tangible Net Worth on any date to be less than the sum of (i) $1,675,000,000, plus (ii) an amount equal to 40% of MBNA America Bank's consolidated net income, if positive, for each fiscal year that ends after December 31, 1999, plus (iii) if such date is not the last day of a fiscal year, an amount equal to 40% of MBNA America Bank's consolidated net income, if positive, for the then elapsed portion of the current fiscal year ending on the last day of the fiscal quarter (if any) ending on or before such date.

          (b) Past Due Receivables. MBNA America Bank will not permit (x) as of the last day of any calendar month, the aggregate amount of Managed Credit Card Receivables that are 90 days or more past due plus (without duplication) the aggregate amount of Managed Credit Card Receivables that are on nonaccrual status, in each case for MBNA America Bank and its Subsidiaries, to exceed (y) an amount equal to 6% of the aggregate amount of Managed Credit Card Receivables as of such day.

          (c) Regulatory Capital. MBNA America Bank will not permit the Tier 1 Leverage Ratio, Tier 1 Capital to Risk Adjusted Assets Ratio and the Total Capital to Risk Adjusted Assets Ratio on any date to be less than the respective minimum ratios required under the Capital Adequacy Regulations applicable to it, as in effect from time to time.

SECTION 6.04.  Financial Covenants of the Parent.

          (a) Double Leverage Ratio. The Parent will not permit the Double Leverage Ratio on any date of determination to exceed 1.25 to 1.

          (b) Consolidated Tangible Net Worth. The Parent will not permit its Consolidated Tangible Net Worth on any date to be less than the sum of (i) $1,675,000,000, plus (ii) an amount equal to 40% of the Parent's consolidated net income, if positive, for each fiscal year that ends after December 31, 1999, plus (iii) if such date is not the last day of a fiscal year, an amount equal to 40% of the Parent's consolidated net income, if positive, for the then elapsed portion of the current fiscal year ending on the last day of the fiscal quarter (if any) ending on or before such date.

SECTION 6.05. Regulatory Capital. Each Borrower will cause each of its Insured Subsidiaries to be (and MBNA America Bank so long as it is an Insured Subsidiary will be) at all times "adequately capitalized" for purposes of 12 U.S.C. 1831o, as amended, re-enacted or redesignated from time to time, and at all times to maintain (and MBNA America Bank so long as it is an Insured Subsidiary will maintain) such amount of capital as may be prescribed from time to time, whether by regulation, agreement or order, by each Bank Regulatory Authority having jurisdiction over such Insured Subsidiary.

SECTION 6.06. Regulation U. In the event the proceeds of any Loans are used by any Borrower for the purpose (whether immediate, incidental or ultimate) of buying or carrying Margin Stock, such Borrower will not permit at any time more than 25% of the value (determined in accordance with Regulation U) of the assets of such Borrower (if any) which are subject to Section 6.01 or 6.02 to constitute Margin Stock.


ARTICLE VII

EVENTS OF DEFAULT

Upon the occurrence of any of the following events ("Events of Default"):

          (a) any Borrower shall default in the payment of any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise; or

          (b) any Borrower shall default in the payment of any interest on any Loan or any Fee or any other amount (other than an amount referred to in paragraph (a) above) due and payable by it hereunder, when and as the same shall become due and payable, and such default shall continue unremedied for a period of five days; or

          (c) any representation or warranty made or deemed made by any Borrower herein or which is contained in any certificate, document or financial or other statement furnished at any time under or in connection with this Agreement shall prove to have been false or misleading in any material respect on or as of the date made, deemed made or furnished; or

          (d) any Borrower shall default in the observance or performance of any of its obligations under Article VI; or

          (e) any Borrower shall default in the observance or performance of any of its other obligations in any Loan Document (other than those specified in (a), (b) or (d) above), and such default shall continue unremedied for a period of 30 days after notice of such default is given by the Administrative Agent or any Lender to such Borrower; or

          (f) any Borrower or any Subsidiary thereof shall (i) default in any payment of any amount of principal of or interest on any Indebtedness the aggregate principal amount of which Indebtedness is in excess of $50,000,000 (or its equivalent in any other Currency or Currencies), beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness was created; or (ii) default in the observance or performance of any other agreement or condition relating to any such Indebtedness (in excess of $50,000,000, or its equivalent in any other Currency or Currencies, in the aggregate) or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to become due prior to its stated maturity; or

          (g) (i) any Borrower or any Significant Subsidiary thereof shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, liquidation, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a conservator, receiver, trustee, custodian or other similar official for it or for all or any substantial part of its assets, or any Borrower or any Significant Subsidiary thereof shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against any Borrower or any Significant Subsidiary thereof any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or in any such adjudication or appointment or (B) remains undismissed or undischarged for a period of 60 days; or (iii) there shall be commenced against any Borrower or any Significant Subsidiary thereof any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such result which shall not have been vacated, discharged or stayed within 60 days from the entry thereof; or (iv) any Borrower or any Significant Subsidiary thereof shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii) or (iii) above;

          (h) (i) a Reportable Event or Reportable Events, or a failure to make a required installment or other payment (within the meaning of Section 412(n)(1) of the Code), shall have occurred with respect to any Plan or Plans that could result in liability of any Borrower to the PBGC or to any Plan or Plans that could reasonably result in a Material Adverse Effect and, within 30 days after the reporting of any such Reportable Event to the Administrative Agent or after the receipt by the Administrative Agent of a statement required pursuant to Section 5.09(b)(iii), the Administrative Agent shall have notified such Borrower in writing that (A) the Required Lenders have made a determination that, on the basis of such Reportable Event or Reportable Events or the failure to make a required payment, there are reasonable grounds for the termination of such Plan or Plans by the PBGC, the appointment by the appropriate United States district court of a trustee to administer such Plan or Plans or the imposition of a lien in favor of a Plan and (B) as a result thereof an Event of Default exists hereunder; or (ii) a trustee shall be appointed by a United States district court to administer any such Plan or Plans and such appointment could reasonably result in a Material Adverse Effect; or (iii) the PBGC shall institute proceedings (including giving notice of intent thereof) to terminate any such Plan or Plans and such termination could reasonably result in a Material Adverse Effect; or

          (i) one or more final judgments or decrees shall be entered against any Borrower or any Significant Subsidiary thereof involving in the aggregate a liability (not paid or fully covered by insurance) of $50,000,000 (or its equivalent in any other Currency or Currencies) or more and all such judgments or decrees shall not have been vacated, discharged, paid in full or stayed within 30 days from entry thereof; or

         (j) the OCC shall, pursuant to 12 U.S.C. 55 or any successor statute, notify MBNA America Bank that its capital stock has become impaired; or MBNA America Bank shall cease to be an insured bank under the Federal Deposit Insurance Act, as amended, and the rules and regulations promulgated thereunder; or

         (k) MBNA America Bank shall be required (whether or not the time allowed by the appropriate federal Bank Regulatory Authority for the submission of such plan has been established or elapsed) to submit a capital restoration plan of the type referred to in 12 U.S.C. 183lo(b)(2)(C), as amended, reenacted or redesignated from time to time; or

        (l) the Parent shall at any time fail to own and control, beneficially and of record (free and clear of all Liens and other encumbrances), directly or indirectly, at least 95% of the issued and outstanding shares of capital stock of MBNA America Bank; or MBNA America Bank shall at any time fail to own and control, beneficially and of record (free and clear of all Liens and other encumbrances), directly or indirectly, at least 95% of the issued and outstanding shares of capital stock of MBNA International;

then, and in any such event, (a) if such event is an Event of Default specified in clause (i) or (ii) of paragraph (g) above with respect to any Borrower, the Commitments shall immediately and automatically terminate and the Loans hereunder (with accrued interest thereon) and all other amounts owing under any Loan Document shall immediately become due and payable, and
(b) if such event is any other Event of Default, either or both of the following actions may be taken: (i) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrowers declare the Commitments to be terminated forthwith, whereupon the Commitments shall immediately terminate; and (ii) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare the Loans owing by such Borrower hereunder (with accrued interest thereon) and all other amounts owing by such Borrower under the Loan Documents to be due and payable forthwith, whereupon the same shall immediately become due and payable, in the case of each of (a) and (b), without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived notwithstanding anything contained herein or in any other Loan Document.

          Notwithstanding the foregoing, the occurrence of an Event of Default under paragraph (c), (d) or (e) of this Article VII solely with respect to the Parent shall not permit the Administrative Agent or the Required Lenders
(a) to declare the principal amount then outstanding of, and the accrued interest on, the Loans to MBNA America Bank or MBNA International or any other amounts payable by MBNA America Bank or MBNA International hereunder to be forthwith due and payable or (b) to terminate the Commitments (except with respect to a termination of the Commitments insofar as the same relate to Loans to be made to the Parent).


ARTICLE VIII

THE ADMINISTRATIVE AGENT

Bank of America, N.A. is hereby appointed to act as Administrative Agent on behalf of the Lenders. Each of the Lenders hereby irrevocably authorizes the Administrative Agent to take such actions on behalf of such Lender or holder and to exercise such powers as are specifically delegated to the Administrative Agent by the terms and provisions hereof, together with such actions and powers as are reasonably incidental thereto. The Administrative Agent is hereby expressly authorized by the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of the Lenders all payments of principal of and interest on the Loans and all other amounts due to the Lenders hereunder, and promptly to distribute to each Lender its proper share of each payment so received; (b) to give notice on behalf of each of the Lenders to any Borrower of any Event of Default of which the Administrative Agent has actual knowledge acquired in connection with its agency hereunder; and (c) to distribute to each Lender copies of all notices, financial statements and other materials delivered by the Borrowers pursuant to this Agreement as received by the Administrative Agent.

Neither the Administrative Agent nor any of its directors, officers, employees or agents shall have any fiduciary duty hereunder or be liable as such for any action taken or omitted by any of them except for its or his or her own gross negligence or willful or intentional misconduct, or be responsible for any statement, warranty or representation herein or the contents of any document delivered in connection herewith, or be required to ascertain or to make any inquiry concerning the performance or observance by any Borrower of any of the terms, conditions, covenants or agreements contained in this Agreement. The Administrative Agent shall not be responsible to the Lenders for the due execution, genuineness, validity, enforceability or effectiveness of this Agreement or other such instruments or agreements. The Administrative Agent may deem and treat the Lender which makes any Loan as the holder of the indebtedness resulting therefrom for all purposes hereof until it shall have received notice from such Lender, given as provided herein, of the transfer thereof. The Administrative Agent shall in all cases be fully protected in acting, or refraining from acting, in accordance with written instructions signed by the Required Lenders and, except as otherwise specifically provided herein, such instructions and any action or inaction pursuant thereto shall be binding on all the Lenders. The Administrative Agent shall, in the absence of knowledge to the contrary, be entitled to rely on any instrument or document believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. Neither the Administrative Agent nor any of its directors, officers, employees or agents shall have any responsibility to any Borrower on account of the failure of or delay in performance or breach by any Lender of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or any Borrower of any of their respective obligations hereunder or in connection herewith. The Administrative Agent may execute any and all duties hereunder by or through agents or employees and shall be entitled to rely upon the advice of legal counsel selected by it with respect to all matters arising hereunder and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

The Lenders hereby acknowledge that the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement unless it shall be requested in writing to do so by the Required Lenders or as otherwise expressly provided in Article VII.

Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by notifying the Lenders and the Borrowers. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Administrative Agent acceptable to the Borrowers; provided, that no such acceptance by the Borrowers shall be required so long as an Event of Default has occurred and is continuing. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent shall, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, having a combined capital and surplus of at least $500,000,000 reasonably acceptable to the Borrowers. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor bank, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After the Administrative Agent's resignation, the provisions of this Article shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

With respect to the Loans made by it hereunder, the Administrative Agent in its individual capacity and not as Administrative Agent shall have the same rights and powers as any other Lender and may exercise the same as though it were not the Administrative Agent, and the Administrative Agent and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrowers or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent.

Each Lender agrees (i) to reimburse the Administrative Agent, on demand, in the amount of its pro rata share (based on its Commitment hereunder or, if the Commitments shall have been terminated, the amount of its outstanding Loans) of any expenses incurred for the benefit of the Lenders by the Administrative Agent, including counsel fees and compensation of agents and employees paid for services rendered on behalf of the Lenders, which shall not have been reimbursed by the Borrowers and (ii) to indemnify and hold harmless the Administrative Agent and any of its directors, officers, employees or agents, on demand, in the amount of such pro rata share, from and against any and all liabilities, taxes, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it in its capacity as the Administrative Agent in any way relating to or arising out of this Agreement or any action taken or omitted by it under this Agreement to the extent the same shall not have been reimbursed by the Borrowers; provided that no Lender shall be liable to the Administrative Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful or intentional misconduct of the Administrative Agent or any of its directors, officers, employees or agents.

Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement or any related agreement or any document furnished hereunder or thereunder.

ARTICLE IX

MISCELLANEOUS

SECTION 9.01. Notices. Notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telecopy as follows:

          (a) if to any Borrower, to it at MBNA America Bank, N.A., 1100 North King Street, Wilmington, DE 19884, Attention of Thomas D. Wren (Telecopy No. 302-456-8545) and Investment and Funding Support (Telecopy No. 302-457-0172);

          (b) if to the Administrative Agent, to it at 901 Main Street, 66th Floor, Dallas, TX 75202, Attention of Mary Pat Riggins (Telephone No. 214-209-0585, Facsimile No. 214-209-0604); and

          (c) if to a Lender, to it at its address (or telecopy number) set forth in the Administrative Questionnaire delivered to the Administrative Agent by such Lender in connection with the execution of this Agreement or in the Assignment and Acceptance pursuant to which such Lender shall have become a party hereto or at such other address as shall be specified in writing by such Lender to the Administrative Agent from time to time.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy, or on the date five Business Days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) to such party as provided in this Section 9.01 or in accordance with the latest unrevoked direction from such party given in accordance with this Section 9.01.


SECTION 9.02. Survival of Agreement. All covenants, agreements, representations and warranties made by each Borrower herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans, regardless of any investigation made by the Lenders or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any Fee or any other amount payable under this Agreement or any other Loan Document is outstanding and unpaid and so long as the Commitments have not been terminated.

SECTION 9.03. Binding Effect. This Agreement shall become effective when it shall have been executed by the Borrowers and the Administrative Agent and when the Administrative Agent shall have received copies hereof which, when taken together, bear the signatures of each Lender, and thereafter shall be binding upon and inure to the benefit of the Borrowers, the Administrative Agent and each Lender and their respective successors and assigns, except that no Borrower shall have the right to assign its rights hereunder or any interest herein without the prior consent of all the Lenders.

SECTION 9.04.  Successors and Assigns.

          (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Borrowers, the Administrative Agent or the Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns.

(b) Each Lender may assign to one or more assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it by any Borrower); provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender (other than any such Affiliate substantially all the business of which is a credit card business), the relevant Borrower and the Administrative Agent must give their prior written consent to such assignment (which consent shall not be unreasonably withheld), provided, that no such consent of any Borrower shall be required so long as an Event of Default of the kind referred to in clauses (a) or (g) of Article VII shall have occurred and be continuing, (ii) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Agreement, (iii) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 and the amount of the Commitment of such Lender remaining after such assignment shall not be less than $5,000,000 or shall be zero, (iv) the parties to each such assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, and a processing and recordation fee of $3,500 and
(v) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire. Upon acceptance by the Administrative Agent of any such Assignment and Acceptance, from and after the effective date specified in such Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement, (B) the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto (but shall continue to be entitled to the benefits of Sections 2.14, 2.16, 2.20 and 9.05, as well as to any Fees accrued for its account hereunder and not yet paid)) and (C) Schedule 2.01 shall be deemed amended to give effect to the assignment effected thereby. Notwithstanding the foregoing, any Lender assigning its rights and obligations under this Agreement may retain any Competitive Loans made by it outstanding at such time, and in such case shall retain its rights hereunder in respect of any Loans so retained until such Loans have been repaid in full in accordance with this Agreement.

(c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) such assigning Lender warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim created by it, (ii) except as set forth in (i) above, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or any other instrument or document furnished pursuant hereto, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto or the financial condition of any Borrower or the performance or observance by any Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance; (iv) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (v) such assignee will independently and without reliance upon the Administrative Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (vi) such assignee appoints and authorizes the Administrative Agent to take such action as Administrative Agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and
(vii) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

(d) The Administrative Agent shall maintain a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and the principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Borrowers, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by each party hereto, at any reasonable time and from time to time upon reasonable prior notice.

(e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee together with an Administrative Questionnaire completed in respect of the assignee (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) above and, if required, the written consent of the relevant Borrower to such assignment, the Administrative Agent shall (i) accept such Assignment and Acceptance and (ii) record the information contained therein in the Register.

(f) Each Lender may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) each participating bank or other entity shall be entitled to the benefit of the cost protection provisions contained in Sections 2.14, 2.15, 2.16 and 2.20 to the same extent as if it were the selling Lender (and limited to the amount that could have been claimed by the selling Lender had it continued to hold the interest of such participating bank or other entity), except that all claims made pursuant to such Sections shall be made through such selling Lender, and (iv) the Borrowers, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such selling Lender in connection with such Lender's rights and obligations under this Agreement, and such Lender shall retain the sole right to enforce the obligations of the Borrowers relating to the Loans and to approve, without the consent of or consultation with any participant, any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers which would decrease the Fees payable hereunder or increase the amount of principal of or decrease the rate at which interest is payable on the Loans, or extend the dates fixed for payments of principal of or interest on the Loans or Fees).

(g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section, disclose to the assignee or participant or proposed assignee or participant any information relating to the Borrowers furnished to such Lender; provided that, prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall execute an agreement whereby such assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of any such information.

(h) No Borrower shall assign or delegate any of its rights and duties hereunder without the prior written consent of all Lenders.

(i) Any Lender may at any time pledge all or any portion of its rights under this Agreement to a Federal Reserve Bank without the consent of the Administrative Agent or the Borrowers; provided that no such pledge shall release any Lender from its obligations hereunder or substitute any such Federal Reserve Bank for such Lender as a party hereto. In order to facilitate such an assignment to a Federal Reserve Bank, each Borrower shall, at the request of the assigning Lender, duly execute and deliver to the assigning Lender a promissory note or notes evidencing the Loans made to such Borrower by the assigning Lender hereunder.

SECTION 9.05.  Expenses; Indemnity.

          (a) Each Borrower agrees to pay all reasonable out-of-pocket expenses incurred by the Administrative Agent and Chase Securities Inc., as lead arranger, in connection with the preparation, negotiation, execution and delivery of this Agreement (subject to the limitations set forth in the commitment letter dated February 8, 2000 from The Chase Manhattan Bank and Chase Securities Inc. to the Borrowers) or any amendments, modifications or waivers of the provisions hereof, or incurred by the Administrative Agent or any Lender in connection with the enforcement or protection of their rights in connection with this Agreement or any other Loan Document or in connection with the Loans made hereunder, including the reasonable fees and disbursements of counsel for the Administrative Agent and an additional counsel for the other Lenders (including, the reasonable allocated costs of in-house counsel) and, in addition, fees and disbursements of appropriate local counsel.

(b) Each Borrower agrees to indemnify the Administrative Agent, each Lender, each of their Affiliates and the directors, officers, employees and Administrative Agents of the foregoing (each such Person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees and expenses (including the reasonable allocated costs of in-house counsel), incurred by or asserted against any Indemnitee arising out of (i) the execution or delivery of this Agreement or any other Loan Document or any agreement or instrument contemplated hereby or thereby, the performance by the parties hereto or thereto of their respective obligations hereunder or thereunder or the consummation of the transactions contemplated hereby or thereby, (ii) the use of the proceeds of the Loans or (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are finally determined by a court of competent jurisdiction to have resulted from the gross negligence or willful or intentional misconduct of such Indemnitee or arose as a result of a dispute between the Administrative Agent or any of the Lenders or any litigation brought by any securityholder of the Administrative Agent or the Lenders in its capacity as such.

(c) The provisions of this Section and of Sections 2.14(b), 2.14(c), 2.14(d), 2.14(e) and 2.16 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any investigation made by or on behalf of the Administrative Agent or any Lender. All amounts due under this Section shall be payable on written demand therefor.


SECTION 9.06. Applicable Law. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

SECTION 9.07.  Waivers; Amendment.

          (a) No failure or delay of the Administrative Agent or any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement or consent to any departure therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on any Borrower or any Subsidiary thereof in any case shall entitle such party to any other or further notice or demand in similar or other circumstances.

(b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, that no such agreement shall (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan, or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan, without the prior written consent of each Lender directly affected thereby, (ii) increase or extend the duration of the Commitment or decrease the amount or extend the date of payment of the Facility Fee or Utilization Fee of any Lender without the prior written consent of such Lender, (iii) release any of the obligations of MBNA America Bank under Section 2.22 (other than in accordance with the terms thereof) or (iv) amend or modify the provisions of Section 2.11(e), 2.17 or 9.04(h), the provisions of this Section or the definition of "Required Lenders", in each case without the prior written consent of each Lender; provided further, however, that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative Agent. Each Lender shall be bound by any waiver, amendment or modification authorized by this Section and any consent by any Lender pursuant to this Section shall bind any prospective assignee or participant of its rights and interests hereunder.

SECTION 9.08. Entire Agreement. This Agreement constitutes the entire contract among the parties relative to the subject matter hereof. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, obligations or liabilities under or by reason of this Agreement.

SECTION 9.09. Severability. In the event any one or more of the provisions contained in this Agreement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

SECTION 9.10. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective as provided in Section 9.03.

SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

SECTION 9.12. Right of Setoff. If an Event of Default shall have occurred and be continuing and the Loans shall have been accelerated pursuant to
Article VII, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of any Borrower against any and all the obligations of such Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrowers after such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Lender may have.

SECTION 9.13.  Jurisdiction; Consent to Service of Process.

          (a) Each Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Subject to the foregoing and to paragraph (b) below, nothing in this Agreement shall affect any right that any party hereto may otherwise have to bring any action or proceeding relating to this Agreement against any other party hereto in the courts of any jurisdiction.


          (b) Each Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any action or proceeding arising out of or relating to this Agreement in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

          (c) Each party to this Agreement other than MBNA International irrevocably consents to service of process in the manner provided for notices in Section 9.01. MBNA International hereby appoints MBNA America Bank, with an office on the date hereof at the address for notices specified in Section 9.01(a), as its agent to receive on behalf of MBNA International service of copies of the summons and complaint and any other process which may be served in any such action or proceeding brought in the State of New York. MBNA America Bank hereby accepts such appointment as is set forth in this
Section 9.13(c) and agrees that (i) it will not terminate such agency relationship prior to one year after the payment in full of the principal of and interest on the Loans made to MBNA International, (ii) it will give the Administrative Agent prompt notice of any change of its address during such period and (iii) it will promptly forward to MBNA International any summons, complaint or other legal process that MBNA America Bank receives in connection with its appointment as process agent of MBNA International. MBNA International agrees that the failure of MBNA America Bank to give any notice of any such service of process to MBNA International shall not impair or affect the validity of such service or, to the extent permitted by applicable law, the enforcement of any judgment based thereon. Such appointment shall be irrevocable until the final payment of all amounts payable under this Agreement, except that if for any reason MBNA America Bank ceases to be able to act as such, MBNA International will, by an instrument reasonably satisfactory to the Administrative Agent, appoint another Person in the Borough of Manhattan as such process agent subject to the approval (which approval shall not be unreasonably withheld) of the Administrative Agent.
MBNA International covenants and agrees that it shall take any and all reasonable action, including the execution and filing of any and all documents, that may be necessary to continue the designation of a process agent pursuant to this Section in full force and effect and to cause MBNA America Bank to act as such. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

          (d) To the extent that MBNA International may be or become entitled to claim for itself or its property, assets or revenues any immunity on the ground of sovereignty or the like from suit, court jurisdiction, attachment prior to judgment, attachment in aid of execution of a judgment or execution of a judgment, and to the extent that in any such jurisdiction there may be attributed such an immunity (whether or not claimed), MBNA International hereby irrevocably agrees not to claim and hereby irrevocably waives such immunity with respect to its obligations under this Agreement and the other Loan Documents.

SECTION 9.14. Waiver of Jury Trial. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT. Each party hereto (a) certifies that no representative, agent or attorney of any other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver and (b) acknowledges that it and other parties hereto have been induced to enter into this Agreement by, among other things, the mutual waivers and certification in this Section.

SECTION 9.15. Confidentiality. Each Lender agrees (a) to keep confidential any written or oral information (i) provided to it by or on behalf of the Borrowers or any of them or any of their Subsidiaries pursuant to or in connection with this Agreement or (ii) obtained by such Lender based on a review of the books and records of the Borrowers or any of them or any of their Subsidiaries and (b) to use such information on its own behalf solely in connection with such Lender's administration of its Commitment and Loans; provided that nothing herein shall prevent any Lender from disclosing any such information (i) to the Administrative Agent or any other Lender, (ii) to any prospective transferee which agrees to comply with the provisions of this Section and, in the case of a prospective assignee, the relevant Borrower shall have consented to such prospective assignment to the extent required by
Section 9.04(b), (iii) to its employees, directors, agents, attorneys, accountants and other professional advisors, (iv) to such of the officers, directors, employees, agents, independent auditors and representatives of such Lender or any of its Affiliates as need to know such information in connection with such Lender's administration of its Commitment and Loans (provided such persons referred to in the foregoing clauses (b)(i), (ii), (iii) and (iv) are informed of the confidential nature of the information and the restrictions imposed by this subsection), (v) upon the request or demand of any Governmental Authority having jurisdiction over such Lender, (vi) in response to any order of any court or other Governmental Authority or as may otherwise be required pursuant to any Requirement of Law or (vii) to the extent necessary or advisable in connection with any suit, action or proceeding in connection with the enforcement of rights hereunder, provided that such Lender shall give the Borrowers prior notification of such disclosure to the extent the Borrowers are not a party to such proceeding.

SECTION 9.16 Judgment Currency. This is an international loan transaction in which the specification of Dollars or an Alternative Currency, as the case may be (the "Specified Currency"), and any payment in New York City or the country of the Specified Currency, as the case may be (the "Specified Place"), is of the essence, and the Specified Currency shall be the currency of account in all events relating to Loans denominated in the Specified Currency. The payment obligations of the Borrowers under this Agreement shall not be discharged by an amount paid in another currency or in another place, whether pursuant to a judgment or otherwise, to the extent that the amount so paid on conversion to the Specified Currency and transfer to the Specified Place under normal banking procedures does not yield the amount of the Specified Currency at the Specified Place due hereunder. If for the purpose of obtaining judgment in any court it is necessary to convert a sum due hereunder in the Specified Currency into another currency (the "Second Currency"), the rate of exchange which shall be applied shall be that at which in accordance with normal banking procedures the Administrative Agent could purchase the Specified Currency with the Second Currency on the Business Day next preceding that on which such judgment is rendered. The obligation of each Borrower in respect of any such sum due from it to the Administrative Agent or any Lender hereunder shall, notwithstanding the rate of exchange actually applied in rendering such judgment, be discharged only to the extent that on the Business Day following receipt by the Administrative Agent or such Lender, as the case may be, of any sum adjudged to be due hereunder in the Second Currency to the Administrative Agent or such Lender, as the case may be, may in accordance with normal banking procedures purchase and transfer to the Specified Place the Specified Currency with the amount of the Second Currency so adjudged to be due; and each Borrower hereby, as a separate obligation and notwithstanding any such judgment, agrees to indemnify the Administrative Agent or such Lender, as the case may be, against, and to pay the Administrative Agent or such Lender, as the case may be, on demand in the Specified Currency, any difference between the sum originally due to the Administrative Agent or such Lender, as the case may be, in the Specified Currency and the amount of the Specified Currency so purchased and transferred.

SECTION 9.17 Regulation U. Each Lender represents and warrants that in extending or maintaining credit hereunder, it, in good faith, has not relied and will not rely upon any Margin Stock as collateral.

          IN WITNESS WHEREOF, the Borrowers, the Administrative Agent and the Lenders have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                              BORROWERS

                              MBNA AMERICA BANK, N.A.

                              By: /s/  David N. Schlesinger
                                  ---------------------------------------
                                  Title: Executive Vice President



                              MBNA INTERNATIONAL BANK LIMITED

                              By: /s/  Duncan Akin
                                  ---------------------------------------
                                  Title: First Vice President



                              MBNA CORPORATION

                              By: /s/  Vernon H. C. Wright
                                  ---------------------------------------
                                  Title: Executive Vice President
                              LENDERS

                              THE CHASE MANHATTAN BANK

                              By: /s/  Roger Parker
                                  ---------------------------------------
                                  Title: Vice President
                              BANK OF AMERICA, N.A.

                              By: /s/  Mary Pat Riggins
                                  ---------------------------------------
                                  Title: Principal
                              BARCLAYS BANK PLC

                              By: /s/  Douglas Bernegger
                                  ---------------------------------------
                                  Title: Director
                              MORGAN GUARANTY TRUST COMPANY OF NEW YORK

                              By: /s/  Dennis Wilczek
                                  ---------------------------------------
                                  Title: Associate
                              BANK ONE, NA

                              By: /s/  Steven D. Franklin
                                  ---------------------------------------
                                  Title: First Vice President
                              CITIBANK, N.A.

                              By: /s/  Robert B. Goldstein
                                  ---------------------------------------
                                  Title: Managing Director
                              CREDIT SUISSE FIRST BOSTON

                              By: /s/  Jay Chall
                                  ---------------------------------------
                                  Title: Director


                              By: /s/  James H. Lee
                                  ---------------------------------------
                                  Title: Assistant Vice President
                              ROYAL BANK OF CANADA

                              By: /s/  C.W. Evans
                                  ---------------------------------------
                                  Title: Senior Account Manager
                              TORONTO DOMINION (TEXAS), INC.

                              By: /s/  Carol Brandt
                                  ---------------------------------------
                                  Title: Vice President
                              LLOYDS TSB BANK PLC

                              By: /s/  Michael J. Gilligan
                                  ---------------------------------------
                                  Title: Director, Financial Institutions


                              By: /s/  David Rodway
                                  ---------------------------------------
                                  Title: Assistant Director
                              THE BANK OF NEW YORK

                              By: /s/  Patricia Aquaro
                                  ---------------------------------------
                                  Title: Vice President
                              DEUTSCHE BANK AG, NEW YORK
                              AND/OR CAYMAN ISLANDS BRANCHES

                              By: /s/  Gayma Z. Shivnarain
                                  ---------------------------------------
                                  Title: Director


                              By: /s/  Elizabeth Zieglmeier
                                  ---------------------------------------
                                  Title: Managing Director
                              LEHMAN COMMERCIAL PAPER INC.

                              By: /s/  Michele Swanson
                                  ---------------------------------------
                                  Title: Authorized Signatory
                              ABN AMRO BANK N.V.

                              By: /s/  Giovanni Fallone
                                  ---------------------------------------
                                  Title: Group Vice President


                              By: /s/  Parker Douglas
                                  ---------------------------------------
                                  Title: Group Vice President
                              BAYERISCHE HYPO-UND VEREINSBANK AG NEW YORK BRANCH

                              By: /s/  Michael F. Davis
                                  ---------------------------------------
                                  Title: Associate Director


                              By: /s/  Karen von Ruffer
                                  ---------------------------------------
                                  Title: Assistant Manager Bank
                                         Relations
                              COMMERZBANK AG, NEW YORK AND GRAND CAYMAN
                               BRANCHES

                              By: /s/  Lawrence J. Manochio
                                  ---------------------------------------
                                  Title: Assistant Treasurer


                              By: /s/  Joseph J. Hayes
                                  ---------------------------------------
                                  Title: Assistant Vice President
                              CREDIT AGRICOLE INDOSUEZ

                              By: /s/  Katherine L. Abbott
                                  ---------------------------------------
                                  Title: First Vice President


                              By: /s/  Laurence F. Grant
                                  ---------------------------------------
                                  Title: Vice President Senior
                                         Relationship Manager

                              FIRST UNION NATIONAL BANK

                              By: /s/  Ward S. Johnson
                                  ---------------------------------------
                                  Title: Vice President
                              FLEET BANK, N.A.

                              By: /s/  Robert T.P. Storer
                                  ---------------------------------------
                                  Title: Senior Vice President
                              THE NORINCHUKIN BANK

                              By: /s/  Yoshiro Niiro
                                  ---------------------------------------
                                  Title: General Manager
                              THE ROYAL BANK OF SCOTLAND PLC

                              By: /s/  Cleo Keary
                                  ---------------------------------------
                                  Title: Regional Corporate
                                         Director
                              SOCIETE GENERALE-NEW YORK BRANCH

                              By: /s/  Charles D. Fischer, Jr.
                                  ---------------------------------------
                                  Title: Vice President
                              ALLFIRST BANK

                              By: /s/  Glenn Page
                                  ---------------------------------------
                                  Title: Vice President
                              DG BANK
                              DEUTSCHE GENOSSENSCHAFTSBANK AG

                              By: /s/  Michael Campites
                                  ---------------------------------------
                                  Title: Assistant Vice President


                              By: /s/  Norah McCann
                                  ---------------------------------------
                                  Title: Senior Vice President
                              DRESDNER BANK AG, NEW YORK AND GRAND CAYMAN
                               BRANCHES

                              By: /s/  J. Curtain Beaudouin
                                  ---------------------------------------
                                  Title: First Vice President


                              By: /s/  Stephen A. Kovach
                                  ---------------------------------------
                                  Title: Assistant Vice President
                              THE INDUSTRIAL BANK OF JAPAN, LIMITED

                              By: /s/  Takuya Honjo
                                  ---------------------------------------
                                  Title: Deputy General Manager
                              KBC BANK N.V.

                              By: /s/  Patrick J. Owens
                                  ---------------------------------------
                                  Title: Vice President


                              By: /s/  Robert Snauffer
                                  ---------------------------------------
                                  Title: First Vice President
                              MELLON BANK N.A.

                              By: /s/  David B. Wirl
                                  ---------------------------------------
                                  Title: Assistant Vice President
                              MERRILL LYNCH BANK USA

                              By: /s/  Preston L. Jackson
                                  ---------------------------------------
                                  Title: President & C.E.O.
                              BANCA MONTE DEI PASCHI DI SIENA S.P.A

                              By: /s/  Giulio Natalicchi
                                  ---------------------------------------
                                  Title: Senior Vice President &
                                         General Manager


                              By: /s/  Brian R. Landy
                                  ---------------------------------------
                                  Title: Vice President
                              THE BANK OF TOKYO-MITSUBISHI TRUST CO.

                              By: /s/  Mark O'Connor
                                  ---------------------------------------
                                  Title: Vice President
                              CIBC INC.

                              By: /s/  Robert Mendeles
                                  ---------------------------------------
                                  Title: Executive Director

                              THE DAI-ICHI KANGYO BANK, LTD.

                              By: /s/  Nobuyasu Fukatsu
                                  ---------------------------------------
                                  Title: General Manager

                              DEN DANSKE BANK

                              By: /s/  George Neofitidis
                                  ---------------------------------------
                                  Title: Assistant Vice President


                              By: /s/  John A. O'Neill
                                  ---------------------------------------
                                  Title: Vice President

                              WESTDEUTSCHE LANDESBANK GIROZENTRALE

                              By: /s/  Jay S. White
                                  ---------------------------------------
                                  Title: Vice President


                              By: /s/  James J. Davendonis
                                  ---------------------------------------
                                  Title: Manager

                              THE NORTHERN TRUST COMPANY

                              By: /s/  David J. Mitchell
                                  ---------------------------------------
                                  Title: Vice President

                              SANWA BANK, LIMITED


                              By: /s/  Kazuya Kurano
                                  ---------------------------------------
                                  Title: SVP & DGM


                              ADMINISTRATIVE AGENT
                              BANK OF AMERICA, N.A., as Administrative Agent

                              By: /s/  Mary Pat Riggins
                                  ---------------------------------------
                                  Title: Principal



                                                                 Schedule 2.01
                               MBNA ALLOCATIONS

Lender                                             Commitment
---------------------------------------------  ------------------
The Chase Manhattan Bank                          $135,000,000
Bank of America, N.A.                             $120,000,000
Barclays Bank PLC                                 $120,000,000
Morgan Guaranty Trust Company of New York         $120,000,000
Bank One, NA                                       $95,000,000
Citibank, N.A.                                     $95,000,000
Credit Suisse First Boston                         $95,000,000
Royal Bank of Canada                               $95,000,000
Toronto Dominion (Texas), Inc.                     $95,000,000
Lloyds TSB Bank plc                                $95,000,000
The Bank of New York                               $95,000,000
Deutsche Bank AG, New York and/or Cayman
 Islands Branches                                  $90,000,000
Lehman Commercial Paper Inc.                       $90,000,000
ABN AMRO Bank N.V.                                 $65,000,000
Bayerische Hypo-und Vereinsbank AG New York
 Branch                                            $65,000,000
Commerzbank AG, New York and Grand Cayman
 Branches                                          $65,000,000
Credit Agricole Indosuez                           $65,000,000
First Union National Bank                          $65,000,000
Fleet Bank, N.A.                                   $65,000,000
The Norinchukin Bank                               $65,000,000
The Royal Bank of Scotland plc                     $65,000,000
Societe Generale-New York Branch                   $65,000,000
Allfirst Bank                                      $45,000,000
DG Bank Deutsche Genossenschaftsbank AG            $45,000,000
Dresdner Bank AG, New York and Grand Cayman
 Branches                                          $45,000,000
The Industrial Bank of Japan, Limited              $45,000,000
KBC Bank N.V.                                      $45,000,000
Mellon Bank N.A.                                   $45,000,000
Merrill Lynch Bank USA                             $45,000,000
Banca Monte Dei Paschi Di Siena S.P.A.             $35,000,000
The Bank of Tokyo-Mitsubishi Trust Company         $35,000,000
CIBC Inc.                                          $35,000,000
The Dai-Ichi Kangyo Bank, Ltd.                     $35,000,000
Den Danske Bank                                    $35,000,000
Westdeutsche Landesbank Girozentrale               $35,000,000
The Northern Trust Company                         $25,000,000
Sanwa Bank, Limited                                $25,000,000

TOTAL                                           $2,500,000,000



                                                                   EXHIBIT A-1
                        FORM OF COMPETITIVE BID REQUEST

                                                    [Date]

Bank of America, N.A.,
   as Administrative Agent
   for the Lenders referred to below
901 Main Street
Dallas, TX  75202

Attention:     CCS/Agency Services
           Chris Levine, Tel. 214-209-1349, Fax 214-290-9410


Dear Ladies and Gentlemen:

The undersigned, [name of Borrower] (the "Borrower"), refers to the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (as it may be amended, modified, extended or restated from time to time, the "Credit Agreement"), among the Borrower, [list other Borrowers], the Lenders parties thereto and Bank of America, N.A., as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement. The Borrower hereby gives you notice pursuant to Section 2.03(a) of the Credit Agreement that it requests a Competitive Borrowing under the Credit Agreement, and in that connection sets forth below the terms on which such Competitive Borrowing is requested to be made:
(A)  Date of Competitive Borrowing
     (which is a Business Day)
                                   ------------------------

(B)  Currency and Principal Amount of
     Competitive Borrowing (1)
                                   ------------------------
(C)  Interest rate basis (2)
                                   ------------------------
(D)  Interest Period and the last
     day thereof (3)
                                   ------------------------

     (1) Not less than $5,000,000 (and in integral multiples of $1,000,000), and not greater than the Total Commitment then available.
     (2) Eurodollar Loan or Fixed Rate Loan.
     (3) Which shall be subject to the definition of "Interest Period" and end not later than the Maturity Date.
Upon acceptance of any or all of the Loans offered by the Banks in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Sections 4.02(b) and 4.02(c) of the Credit Agreement have been satisfied.
                              Very truly yours,

                              [NAME OF BORROWER]


                              By:
                                 -----------------------------
                                 Title:  [Responsible Officer]


[MBNA America Bank hereby
confirms its obligations under
Section 2.22 of the Credit Agreement
after giving effect to the Borrowing
by MBNA International requested
in this notice of borrowing:

MBNA AMERICA BANK, N.A.


By:
    -------------------------
Name:
Title:


     (4) Insert if MBNA International is the Borrower.



                                                                   EXHIBIT A-2

                   FORM OF NOTICE OF COMPETITIVE BID REQUEST

                                               [Date]


[Name of Lender]
[Address]
Attention:


Dear Ladies and Gentlemen:

Reference is made to the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (as it may be amended, modified, extended or restated from time to time, the "Credit Agreement"), among [name of Borrower] (the "Borrower"), [list other Borrowers], the Lenders parties thereto and Bank of America, N.A., as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned
to such terms in the Credit Agreement.   The Borrower made a Competitive Bid
Request on [              ], 200[ ], pursuant to Section 2.03(a) of the Credit
Agreement, and in that connection you are invited to submit a Competitive Bid by [Date]/[Time].(1) Your Competitive Bid must comply with Section 2.03(b) of the Credit Agreement and the terms set forth below on which the Competitive Bid Request was made:

(A)  Requesting Borrower
                                        ------------------------

(B)  Date of Competitive Borrowing
                                        ------------------------

(C)  Currency and Principal amount of
     Competitive Borrowing
                                        ------------------------

(D)  Interest rate basis
                                        ------------------------

(E)  Interest Period and the last
     day thereof
                                        ------------------------

     (1) The Competitive Bid must be received by the Adminstrative Agent (i) in the case of Eurodollar Loans in any Currency or Fixed Rate Loans in any Currency other than Dollars, not later than 9:30 a.m. Local Time, three Business Days before the proposed Competitive Borrowing, and (ii) in the case of Fixed Rate Loans in Dollars, not later than 9:30 a.m. Local Time, on the day of a proposed Competitive Borrowing.
                              Very truly yours,
                              BANK OF AMERICA, N.A., as Administrative Agent

                              By
                                 --------------------------------------
                                  Name:
                                  Title:



                                                                   EXHIBIT A-3
                            FORM OF COMPETITIVE BID


                                    [Date]


Bank of America, N.A.,
   as Administrative Agent for
   the Lenders referred to below
901 Main Street
Dallas, TX  75202

Attention:    CCS/Agency Services
              Chris Levine, Tel. 214-209-1349, Fax 214-290-9410


Dear Ladies and Gentlemen:

The undersigned, [Name of Lender], refers to the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (as it may be amended, modified, extended or restated from time to time, the "Credit Agreement"), among MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), the Lenders parties thereto and Bank of America, N.A., as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement. The undersigned hereby makes a Competitive Bid pursuant to Section 2.03(b) of the Credit Agreement, in response to the Competitive Bid Request made by the [name
of requesting Borrower] on [               ], 200[ ], and in that connection
sets forth below terms on which such Competitive Bid is made:

(A)  Requesting Borrower
                                        ------------------------

(B)  Principal Amount and Currency (1)
                                        ------------------------

(C)  Competitive Bid Rate (2)
                                        ------------------------

(D)  Interest Period and the last
     day thereof
                                        ------------------------

     (1) Not less than $5,000,000 and not greater than the requested Competitive Borrowing and in integral multiples of $1,000,000. Multiple bids will be accepted by the Administrative Agent.
     (2) i.e., LIBO Rate + or 1 [ ]%, in the case of Eurodollar Loans or [ ]% in the case of Fixed Rate Loans.

The undersigned hereby confirms that it is prepared, subject to the conditions set forth in the Credit Agreement, to extend credit to the requesting Borrower upon acceptance by such Borrower of this Competitive Bid in accordance with
Section 2.03(d) of the Credit Agreement.

                              Very truly yours,

                              [NAME OF LENDER]

                              By
                                 --------------------------------
                                 Title:


                                                                   EXHIBIT A-4


                 FORM OF COMPETITIVE BID ACCEPT/REJECT LETTER


                                                                        [Date]


Bank of America, N.A.,
   as Administrative Agent for
   the Lenders referred to below
901 Main Street
Dallas, TX  75202

Attention:  CCS/Agency Services
            Chris Levine, Tel. 214-209-1349, Fax 214-290-9410

Dear Ladies and Gentlemen:
The undersigned refers to the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (as it may be amended, modified, extended or restated from time to time, the "Credit Agreement"), among MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), the Lenders parties thereto and Bank of America, N.A., as Administrative Agent for the Lenders.
In accordance with Section 2.03(c) of the Credit Agreement, we have received a summary of Competitive Bids in connection with our Competitive Bid Request
dated [    ], 200[ ] and in accordance with Section 2.03(d) of the Credit
Agreement, we hereby accept the following Competitive Bids for maturity on [date]:

Currency and Principal Amount     Fixed Rate/Margin      Lender
-----------------------------     ------------------     -------
                                  [%] / [+/-.    %]


We hereby reject the following Competitive Bids:

Currency and Principal Amount     Fixed Rate/Margin      Lender
-----------------------------     ------------------     -------
                                  [%] / [+/-.    %]



The [insert amount and Currency] should be remitted to the undersigned on [date] as follows:
                     [SPECIFY WIRE TRANSFER INSTRUCTIONS]

                              Very truly yours,
                              [NAME OF BORROWER]

                              By
                                 ------------------------------
                                 Name:
                                 Title:

[MBNA America Bank hereby
confirms its obligations under
Section 2.22 of the Credit Agreement
after giving effect to the Borrowings
accepted by MBNA International
in this letter:

MBNA AMERICA BANK, N.A.


By:
    ------------------------
Name:
Title:](1)











(1) Insert if MBNA International is the accepting Borrower.


                                                                   EXHIBIT A-5


                  FORM OF REVOLVING CREDIT BORROWING REQUEST


                                    [Date]


Bank of America, N.A.,
   as Administrative Agent for
   the Lenders referred to below
901 Main Street
Dallas, TX  75202

Attention:   CCS/Agency Services
             Chris Levine, Tel. 214-209-1349, Fax 214-290-9410


Dear Ladies and Gentlemen:

The undersigned refers to the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (as it may be amended, modified, extended or restated from time to time, the "Credit Agreement"), among MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), the Lenders parties thereto and Bank of America, N.A., as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement. The undersigned hereby gives you notice pursuant to Section 2.04 of the Credit Agreement that it requests a Revolving Credit Borrowing under the Credit Agreement, and in that connection sets forth below the terms on which such Revolving Credit Borrowing is requested to be made:

(A)  Requesting Borrower
                                        ------------------------

(B)  Date of Revolving Credit
     Borrowing (which is a Business
     Day)
                                        ------------------------

(C)  Currency and Principal Amount of
     Revolving Credit Borrowing (1)
                                        ------------------------

(D)  Interest rate basis (2)
                                        ------------------------

     (1) Not less than $5,000,000 (and in integral multiples of $1,000,000), and not greater than the Total Commitment then available.
(E)   Interest Period and the last
      day thereof (3)                   ------------------------



          The proceeds of the requested Revolving Credit Borrowing shall be remitted as follows:

                                   [SPECIFY]
Upon acceptance of any or all of the Loans made by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Sections 4.02(b) and 4.02(c) of the Credit Agreement have been satisfied.

                              Very truly yours,

                              [NAME OF REQUESTING BORROWER]

                              By
                                 ------------------------------
                                 Title:  [Responsible Officer]

[MBNA America Bank hereby
confirms its obligations under
Section 2.22 of the Credit Agreement
after giving effect to the Borrowings
accepted by MBNA International
in this letter:

MBNA AMERICA BANK, N.A.


By: ________________________
Name:
Title:](4)

     (2) Eurodollar Loan or ABR Loan.
     (3) Which shall be subject to the defintion of "Interest Period" and end not later than the Maturity Date.
     (4) Insert if MBNA International is the requesting Borrower.


                                             ADMINISTRATIVE DETAILS REPLY FORM
MBNA                                                              CONFIDENTIAL
------------------------------------------------------------------------------

                                                                     EXHIBIT B

                    [FORM OF ADMINISTRATIVE QUESTIONNAIRE]







































------------------------------------------------------------------------------

Bank of America LOG



                                             ADMINISTRATIVE DETAILS REPLY FORM
MBNA                                                              CONFIDENTIAL
------------------------------------------------------------------------------

FAX TO:  STACY GEE, FAX#:  312/828-7448

I.  Borrowers Names: MBNA America Bank, MBNA International, and MBNA
                     Corporation $2,500,000,000 Revolving Credit Facility

II.  Legal Name of Lender for Signature Page:
                                               ---------------------------

III. Name of Lender for any eventual tombstone:
                                               ---------------------------

IV.  Domestic Address:                   V.  Eurodollar Address:

------------------------------------     ------------------------------------

------------------------------------     ------------------------------------

VI.  Contact Information:

                 Credit Contact      Operations Contact       Legal Counsel

Name:
               -------------------   -------------------   -------------------

Title:
               -------------------   -------------------   -------------------

Address:
               -------------------   -------------------   -------------------

Telephone:
               -------------------   -------------------   -------------------

Facsimile:
               -------------------   -------------------   -------------------

E Mail Address
               -------------------   -------------------   -------------------




------------------------------------------------------------------------------

Bank of America LOG
                                             ADMINISTRATIVE DETAILS REPLY FORM
MBNA                                                              CONFIDENTIAL
------------------------------------------------------------------------------

                                         L/C Contact       Draft Documentation
                                                                Contact

Name:
                                     -------------------   -------------------

Title:
                                     -------------------   -------------------

Address:
                                     -------------------   -------------------

                                     -------------------   -------------------

                                     -------------------   -------------------

Telephone:
                                     -------------------   -------------------

Facsimile:
                                     -------------------   -------------------

E Mail Address
                                     -------------------   -------------------

                                     -------------------   -------------------

VII.  Lender's Fed Wire Payment Instructions:
Pay to:
                 -------------------------------------------------------------
                 (Name of Lender)

                 -------------------------------------------------------------
                 (ABA#)                          (City/State)

                 -------------------------------------------------------------
                 (Account #)                     (Account Name)

                 -------------------------------------------------------------
                 (Attention)


------------------------------------------------------------------------------

Bank of America LOG
                                             ADMINISTRATIVE DETAILS REPLY FORM
MBNA                                                              CONFIDENTIAL
------------------------------------------------------------------------------

VIII.  Lender's Standby L/C Fed Wire Payment Instructions (if applicable):
Pay to:
                 -------------------------------------------------------------
                 (Name of Lender)

                 -------------------------------------------------------------
                 (ABA#)                          (City/State)

                 -------------------------------------------------------------
                 (Account #)                     (Account Name)

                 -------------------------------------------------------------
                 (Attention)

IX.  Organizational Structure:
Foreign Br., organized under which laws, etc.
                                               -------------------------------

Lender's Tax ID:
                                               -------------------------------


Tax withholding Form Attached (For Foreign Buyers)
[   ]     Form W-9
[   ]     Form W-8
[   ]     Form 4224 effective:
                                ------------------
[   ]     Form 1001
[   ]     W/Hold           %  Effective
                 -----------            -----------
[   ]     Form 4224 on file with Bank of America from previous current years transaction
                      -------------------









------------------------------------------------------------------------------

Bank of America LOG
                                             ADMINISTRATIVE DETAILS REPLY FORM
MBNA                                                              CONFIDENTIAL
------------------------------------------------------------------------------

X.  Bank of America Payment Instructions:

Servicing Site:     Dallas, TX

Pay to:   Bank of America, N.A.
          ABA #111000012
          Dallas, TX
          Acct. #1292000883
          Attn: CCS/Agency Services
          Ref: MBNA


XI.  Name of Authorized Officer:
                                 ---------------------------------------------

Name:
                                 ---------------------------------------------

Signature:
                                 ---------------------------------------------

Date:
                                 ---------------------------------------------

















------------------------------------------------------------------------------

Bank of America LOG




                                                                     EXHIBIT C
                                   [FORM OF]
                           ASSIGNMENT AND ACCEPTANCE
Reference is made to the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (as in effect on the date hereof, the "Credit Agreement") among MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), the Lenders parties thereto (the "Lenders") and Bank of America, N.A., as Administrative Agent for the Banks (in such capacity, the "Administrative Agent"). Terms defined in the Credit Agreement are used herein with the same meanings.
1. The Assignor hereby sells and assigns, without recourse, to the Assignee, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Effective Date set forth on the second page hereof, the interests set forth on the second page hereof (the "Assigned Interest") in the Assignor's rights and obligations under the Credit Agreement, including, without limitation, the interests set forth on the second page hereof in the Commitment of the Assignor on the Effective Date and the Competitive Loans and Revolving Credit Loans owing to the Assignor which are outstanding on the Effective Date, together with unpaid interest accrued on the assigned Loans to the Effective Date and the amount, if any, set forth on the second page hereof of the Fees accrued to the Effective Date for the account of the Assignor. Each of the Assignor and the Assignee hereby makes and agrees to be bound by all the representations, warranties and agreements set forth in Section 9.04(c) of the Credit Agreement, a copy of which has been received by each such party. From and after the Effective Date (i) the Assignee shall be a party to and be bound by the provisions of the Credit Agreement and, to the extent of the interests assigned by this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and under the other Loan Documents and (ii) the Assignor shall, to the extent of the interests assigned by this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.
2. This Assignment and Acceptance is being delivered to the Administrative Agent together with (i) if the Assignee is organized under the laws of a jurisdiction outside the United States, the forms specified in Section 2.20(g) and (h) of the Credit Agreement (as applicable), duly completed and executed by such Assignee, (ii) if the Assignee is not already a Lender under the Credit Agreement, an Administrative Questionnaire in the form of Exhibit B to the Credit Agreement and (iii) a processing and recordation fee of $3,500.
3. This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of New York.

Date of Assignment:

Legal Name of Assignor:

Legal Name of Assignee:



Assignee's Address for Notices:

Effective Date of Assignment
(may not be fewer than 5 Business
Days after the Date of Assignment):

                                                     Percentage Assigned of
                                                       Facility/Commitment
                                                        (set forth, to at
                                                      least 8 decimals, as a
                          Principal Amount Assigned      percentage of the
                        (and identifying information     Facility and the
                              as to individual         aggregate Commitments
Facility                     Competitive Loans)      of all Lenders thereunder
----------------------- ---------------------------- -------------------------
Commitment Assigned:    $                                              %

Revolving Credit Loans:

Competitive Loans:

Fees Assigned (if any):

The terms set forth above and on the reverse
side hereof are hereby agreed to:              Accepted (1)

                , as Assignor                  BANK OF AMERICA, N.A., as
----------------                               Administrative Agent

By:
   --------------------------------
   Name:
   Title:
                                               By:
                , as Assignee                      -------------------------
----------------                                   Name:
                                                   Title:
By:
   --------------------------------
   Name:
   Title:
                                               MBNA AMERICA BANK, N.A.
                                               By:
                                                  ----------------------------
                                                  Name:
                                                  Title:
     (1) To be completed only if consents are required under Section 9.04(a)
------------------------------------------------------------------------------

Bank of America LOG
                                               MBNA INTERNATIONAL BANK LIMITED
                                               By:
                                                  ----------------------------
                                                  Name:
                                                  Title:

                                               MBNA CORPORATION
                                               By:
                                                  ----------------------------
                                                  Name:
                                                  Title:

































------------------------------------------------------------------------------

Bank of America LOG



                                                                     EXHIBIT D

                     [FORM OF COMMITMENT INCREASE LETTER]

                          COMMITMENT INCREASE LETTER

                                                                        [Date]

MBNA America Bank, N.A.
MBNA International Bank Limited
MBNA Corporation
1100 North King Street
Wilmington, Delaware 19884

Bank of America, N.A.,
  as Administrative Agent
901 Main Street
Dallas, TX  75202
Attention:  Mary Pat Riggins
Ladies and Gentlemen:

          Reference is made to the Senior Credit Agreement dated as of March 31, 2000 (as modified and supplemented and in effect from time to time, the "Credit Agreement") among MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent. Terms used but not defined herein have the respective meanings given to such terms in the Credit Agreement.

          This Commitment Increase Letter is delivered pursuant to
Section 2.12 of the Credit Agreement.

          If, prior to the execution and delivery of this Commitment Increase Letter, the undersigned is a Lender already party to the Credit Agreement, then the undersigned hereby agrees that, effective as of the Commitment Increase Date set forth below, the Commitment of such Lender set forth below is increased by an amount equal to the "Commitment Increase Amount" set forth below.
          If, prior to the execution and delivery of this Commitment Increase Letter, the undersigned is not a Lender already party to the Credit Agreement, then the undersigned hereby agrees that, effective as of the Commitment Increase Date set forth below, the undersigned shall have a Commitment set forth below in an amount equal to the "Commitment Increase Amount" set forth below.

          Commitment Increase Date:                       ,
                                              ------------  -----
          Commitment Increase Amount:         $
                                              ------------------



          The undersigned agrees with the Borrowers and the Administrative Agent that the undersigned will, from and after the Commitment Increase Date, be a "Lender" under the Credit Agreement (if not already a "Lender" thereunder) and perform all of the obligations of the undersigned as a "Lender" under the Credit Agreement in respect of the Commitment Increase Amount (together with, if already a "Lender" under the Credit Agreement, the Commitment of the Lender in effect immediately prior to the execution and delivery of this Commitment Increase Letter).

         This Commitment Increase Letter shall be governed by and construed in accordance with the law of the State of New York without reference to choice of law doctrine.
                              Very truly yours,
                              [INSERT NAME OF LENDER]

                              By
                                -------------------------
                                Title:



                                                                   EXHIBIT E-1


                 [FORM OF OPINION OF SPECIAL NEW YORK COUNSEL
                               TO THE BORROWERS]


                                [Closing Date]

To: The Lenders named in Schedule I that are parties to the Credit Agreement referred to below

     Bank of America, N.A., as Administrative Agent under said Credit
     Agreement

Ladies and Gentlemen:

We have acted as special New York counsel to each of MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), in connection with the preparation, execution and delivery of the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (the "Credit Agreement") among the Borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent for such lenders (the "Administrative Agent").

This opinion is delivered to you pursuant to Section 4.01 of the Credit Agreement. Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

In arriving at the opinion expressed below, we have examined the following documents:

          (a) counterparts of the Credit Agreement, each signed by the Borrowers and the Administrative Agent;

          (b) a copy of the opinion letter of (1) John W. Scheflen, Esq., Vice Chairman, General Counsel and Cashier of MBNA America Bank and Executive Vice President, Chief Counsel and Corporate Secretary of the Parent, (2) Donna Pumfrey, Esq., General Counsel of MBNA International and (3) Clifford Chance LLP, each addressed to you and dated the date hereof, in respect of the Credit Agreement and the other Loan Documents.

In rendering the opinion expressed below, we have assumed, with your permission, without independent investigation or inquiry, (i) the authenticity of all documents submitted to us as originals, (ii) the genuineness of all signatures on all documents that we examined and (iii) the conformity to authentic originals of documents submitted to us as certified, conformed or photostatic copies.

Insofar as our opinion expressed below relates to the matters set forth in the aforementioned opinion letters of John W. Scheflen, Esq., Donna Pumfrey, Esq. and Clifford Chance LLP (other than as to matters opined upon below), we have assumed without independent investigation the correctness of the matters set forth in such opinions, and our opinion is subject to the assumptions, qualifications and limitations set forth in such opinion letters.

Based upon and subject to the foregoing, and subject to the qualifications and limitations stated herein, we are of the opinion that, insofar as the law of the State of New York is concerned, the Credit Agreement constitutes valid and legally binding obligations of each Borrower, enforceable against each Borrower in accordance with its terms, subject to (i) the effects of bankruptcy, insolvency, liquidation, receivership, conservatorship, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally or of creditors of banks in the relevant jurisdiction, (ii) general equitable principles (whether considered in a proceeding in equity or at law), (iii) an implied covenant of good faith and fair dealing and (iv) the effects of the possible judicial application of foreign laws or foreign governmental or judicial action affecting creditors' rights.

Our opinion is subject to the following qualifications:

          1. We express no opinion as to any indemnification obligations of the Borrowers under the Credit Agreement to the extent such obligations might be deemed to be inconsistent with public policy.

          2.  We express no opinion as to the provisions of Sections 2.18 and
     9.04 of the Credit Agreement purporting to grant to participants a right to set-off.

          3. We express no opinion as to any provision of the Credit Agreement that purports to establish an evidentiary standard for determinations by the Lenders or the Administrative Agent.

          4. We express no opinion with respect to any provision of the Credit Agreement which relates to choice of law or forum selection (including, without limitation, any waiver of any objection to venue in any court or of any objection that a court is an inconvenient forum). In connection with provisions of the Credit Agreement whereby the Borrowers submit to the jurisdiction of any Federal court of the United States of America sitting in New York City, we note the limitations of 28 U.S.C. Sections 1331 and 1332 on Federal court jurisdiction, and we also note that such submissions cannot supersede such court's discretion in determining whether to transfer an action from one Federal court to another under 28 U.S.C. Section 1404(a).

We are members of the Bar of the State of New York, and we do not express any opinion herein concerning any law other than the law of the State of New York.

This opinion has been rendered solely for your benefit in connection with the Credit Agreement and the transactions contemplated thereby and may not be relied upon by you for any other purpose, or relied upon by or furnished to any other Person, firm or corporation without our prior written consent (except that this opinion may be furnished to any regulatory authority which is entitled to obtain it, and may be furnished pursuant to a lawful subpoena).
                              Very truly yours,
                              SIMPSON THACHER & BARTLETT
                                  THE LENDERS
The Chase Manhattan Bank
Bank of America, N.A.
Barclays Bank PLC
Morgan Guaranty Trust Company of New York
Bank One, NA
Citibank, N.A.
Credit Suisse First Boston
Royal Bank of Canada
The Toronto-Dominion Bank
Lloyds TSB Bank plc
The Bank of New York
Deutsche Bank AG
Lehman Brothers
ABN AMRO Bank N.V.
Bayerische Hypo-und Vereinsbank AG
Commerzbank AG
Credit Agricole Indosuez
First Union National Bank
Fleet National Bank
The Norinchukin Bank
The Royal Bank of Scotland plc
Societe Generale
Allfirst Bank
Deutsche Genossenschaftsbank AG
Dresdner Bank AG, New York and Grand Cayman Branches
The Industrial Bank of Japan, Limited
KBC Bank N.V.
Mellon Bank N.A.
Merrill Lynch Bank USA
Banca Monte Dei Paschi Di Siena
The Bank of Tokyo-Mitsubishi Trust Co.
Canadian Imperial Bank of Commerce
The Dai-Ichi Kangyo Bank, Ltd.
Den Danske Bank
Westdeutsche Landesbank Girozentrale
The Northern Trust Company
Sanwa Bank, Limited



                                                                   EXHIBIT E-2

         [FORM OF OPINION OF SPECIAL UK COUNSEL TO MBNA INTERNATIONAL]

                              [Closing Date]

To: Bank of America, N.A. as Administrative Agent and the Lenders (as defined below)

Dear Sirs:

Senior competitive advance and revolving credit facility agreement dated as of 31 March 2000 between Bank of America, N.A. as administrative agent, the financial institutions named therein as Lenders and MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation, as borrowers (the "Credit Agreement")

We have acted as English legal advisers on the instructions of MBNA International Bank Limited ("MBNA International") in connection with the Credit Agreement.

1.   INTRODUCTION

1.1  Finance Documents

     The opinions given in this Opinion Letter relate to the Credit Agreement.

1.2  Defined Terms

     In this Opinion Letter:

     1.2.1 "Lenders" means any bank or financial institution which is a "Lender" under the Credit Agreement as at the date of this Opinion Letter; and

     1.2.2 headings in this Opinion Letter are for ease of reference only and shall not affect its interpretation.

1.3  Legal Review

     For the purpose of issuing this Opinion Letter we have reviewed only the documents and completed only the searches and enquiries referred to in
     Schedule 1 (Documents and Enquiries) to this Opinion Letter.

1.4  Applicable Law

     The opinions given in this Opinion Letter relate only to English law as applied by the English courts as at today's date. We express no opinion in this Opinion Letter on the laws of any other jurisdiction.


1.5  Assumptions and Reservations

     The opinions given in this Opinion Letter are given on the basis of the assumptions set out in Schedule 2 (Assumptions) and are subject to the reservations set out in Schedule 3 (Reservations) to this Opinion Letter. The opinions given in this Opinion Letter are strictly limited to the matters stated in paragraph 2 (Opinions) and do not extend to any other matters.

2.   OPINIONS

     We are of the opinion that:

2.1  Proper Legal Form

     The Credit Agreement is in proper legal form under English law for the enforcement thereof against MBNA International under English law.

2.2  Legal, Valid, Binding and Enforceable Obligations

     If the Credit Agreement were stated to be governed by English law, it would constitute legal, valid, binding and enforceable obligations of MBNA International.

2.3  Further Acts

     All   formalities  required  under  English  law  for  the  validity  and enforceability of the Credit Agreement have been performed.

2.4  Registration Taxes

     No stamp, registration or similar tax is required to be paid in England on or in relation to the Credit Agreement.

2.5  Licences

     It is not necessary under English law:

     (i) in order to enable parties to the Credit Agreement to enforce their rights thereunder, or

     (ii) by reason of the execution, delivery or performance of the Credit Agreement, that such parties to the Credit Agreement should be licensed, qualified or entitled to carry on business in England.

2.6  Choice of Law

     If the matter were to come before the courts of England and Wales, those courts would recognise the choice of New York law to govern the contract, subject to the provisions of the Contracts (Applicable Law) Act 1990 (the "Act"). In summary, the Act allows parties to a contract to select the law governing the contract, subject to the following principal provisions:

     2.6.1  the choice of law does not affect mandatory rules of English  law;
     and

     2.6.2 a rule of New York law will not be applied if it would be manifestly incompatible with English public policy.

2.7  Enforcement of Judgments

     A judgment by a New York State court or by a Federal Court of the United States of America sitting in New York City (together, the "New York Courts") is not enforceable directly in England. In our opinion, however, the English courts would enforce by separate action for the sum payable a final and conclusive judgment given by the New York Courts for a definitive sum of money (not being a sum payable in respect of taxes or other charges of a like nature or in respect of a fine or other penalty), unless:

     2.7.1 the proceedings in which the judgment was given were opposed to natural justice;

     2.7.2  the judgment was obtained by fraud;

     2.7.3 the enforcement of the judgment would be contrary to English public policy;

     2.7.4 before the date on which the New York Courts gave judgment, the matter in dispute had been the subject of a final judgment of another court having jurisdiction whose judgment is enforceable in England;

     2.7.5  the judgment is for multiple damages; or

     2.7.6 is based on various provisions of the US Export Control Regulations or of the Cuban Assets Control Regulations.

     If the English court gives judgment for the sum payable under a judgment of the New York Courts, the English judgment would be enforceable by the methods generally available for the enforcement of English judgments. These give the court a discretion whether to allow enforcement by any particular method. In addition, it may not be possible to obtain an English judgment or to enforce that judgment if the judgment debtor is subject to any insolvency or similar proceedings, if there is a delay, or if he has any set-off or counterclaim against the judgment creditor.

3.   ADDRESSEES AND PURPOSE

     This Opinion Letter is provided in connection with Section 4.01 of the Credit Agreement and is addressed to the Administrative Agent and the Lenders. It may not, without our prior written consent, be relied on for any other purpose or be disclosed to or relied upon by any other person.

Yours faithfully,

CLIFFORD CHANCE LIMITED LIABILITY PARTNERSHIP


                                  SCHEDULE 1

                            DOCUMENTS AND ENQUIRIES

1.  DOCUMENTS
    We have reviewed only the following documents for the purposes of this Opinion Letter.

  (a)  A faxed copy of a draft dated [   ] of the Credit Agreement; and

  (b)  An opinion of internal counsel to MBNA International dated [   ].

2.  SEARCHES AND ENQUIRIES

     We have undertaken only the following search and enquiry in England for the purposes of this Opinion Letter.

     An enquiry by telephone was made at the Central Index of Winding Up
     Petitions on [   ] at [   ] [a.m./p.m.] with respect to MBNA
     International.


                                  SCHEDULE 2
                                  ASSUMPTIONS

The opinions in this Opinion Letter have been made on the following assumptions.

1.  ACCURACY OF OTHER OPINIONS

     The opinions identified in paragraph 1 of Schedule 1 (Documents and Enquiries) are correct in all respects.

2.  ORIGINAL AND GENUINE DOCUMENTATION

     (a) All signatures, stamps and seals are genuine, all original documents are authentic and all copy documents are complete and conform to the originals.

     (b) Any document identified in Schedule 1 (Documents and Enquiries) as a draft has been duly executed on the date specified in that document by all parties to it in the form examined by us.

3.  OBLIGATIONS OF THE PARTIES

     (a) Each party to the Credit Agreement has the capacity, power and authority to enter into and to exercise its rights and to perform its obligations under the Credit Agreement.

     (b) The execution and delivery of the Credit Agreement by MBNA International and the exercise of its rights and performance of its obligations under the Credit Agreement will sufficiently benefit and is in the interests of MBNA International.

     (c) The directors of MBNA International acted in good faith and in the interests of MBNA International in approving the Credit Agreement and the transactions contemplated thereby.

     (d) The consideration granted by each promisee under the Credit Agreement was sufficient and real. The consideration granted for the entry into the Credit Agreement is not past consideration.

     (e) Each party to the Credit Agreement has duly authorised, executed and delivered the Credit Agreement.

4.   SEARCHES AND ENQUIRIES

     There has been no alteration in the status or condition of MBNA International as disclosed by the searches and enquiries referred to in
     Schedule 1 (Documents and Enquiries).



5.   OTHER DOCUMENTS

     Save for those listed in Schedule 1 (Documents and Enquiries), there is no other agreement, instrument or other arrangement between any of the parties to any of the Credit Agreement which modifies or supersedes the Credit Agreement.

6.  MISCELLANEOUS

     (a) There is no matter under the laws of any jurisdiction (other than England) which would, or might, affect the opinions herein expressed.

     (b) Under the laws of the respective places of establishment or incorporation, as the case may be, of the persons expressed to be party to the Credit Agreement, as each such document to which such person is party constitutes legal, valid and binding obligations of such person enforceable in accordance with its terms.

7.   SOLVENCY

     MBNA International is not unable to pay its debts within the meaning of
     Section 123 of the Insolvency Act 1986 at the time it enters into the Credit Agreement and will not, as a consequence of entering into the Credit Agreement, be unable to pay its debts within the meaning of that Section.

8.   ENFORCEABILITY UNDER LAW OF STATE OF NEW YORK

     The Credit Agreement constitutes legal, valid and binding obligations of the parties to it, enforceable in accordance with its terms, under the law of the State of New York.





                                  SCHEDULE 3
                                 RESERVATIONS

The opinions in this Opinion Letter are subject to the following reservations.

1.  LIMITATIONS ARISING FROM INSOLVENCY LAW

     (a) The opinions set out in this Opinion Letter are subject to any limitations arising from insolvency, liquidation, administration, reorganisation and similar laws generally affecting the rights of creditors.

     (b) The opinions set out in this Opinion Letter are subject to an English court exercising its discretion under section 426 of the Insolvency Act 1986 (Co-operation between courts exercising jurisdiction in relation to insolvency) to assist the courts having the corresponding jurisdiction in any other part of the United Kingdom or any relevant country or territory.

     (c) Any provision in the Credit Agreement which confers, purports to confer or waives a right of set-off or similar right may be ineffective against a liquidator or creditor.

2.  ENFORCEABILITY OF CLAIMS

    In this Opinion Letter "enforceable" means that an obligation is of a type which the English courts enforce. It does not mean that those obligations will be enforced in all circumstances in accordance with the terms of the Credit Agreement. In particular:

     (a) the power of an English court to order specific performance of an obligation or other equitable remedy is discretionary and accordingly, an English court might make an award of damages where specific performance of an obligation or other equitable remedy is sought;

     (b) where any party to the Credit Agreement is vested with a discretion or may determine a matter in its opinion, that party may be required to exercise its discretion in good faith, reasonably and for a proper purpose, and to form its opinion in good faith and on reasonable grounds;

     (c) enforcement may be limited by the provisions of English law applicable to agreements held to have been frustrated by events happening after its execution;

     (d) claims may become barred under the Limitation Acts or may be or become subject to a defence of set-off or counterclaim;

     (e) an English court may stay proceedings if concurrent proceedings are being brought elsewhere and may decline to accept jurisdiction in certain cases;

     (f) a party to a contract may be able to avoid its obligations under that contract (and may have other remedies) where it has been induced to enter into that contract by a misrepresentation and the English courts will generally not enforce an obligation if there has been fraud;

     (g) whilst an English court has power to give judgment in a currency other than pounds sterling, it has the discretion to decline to do so; and

     (h) any provision providing that any calculation, determination or certification is to be conclusive and binding may not be effective if such calculation, determination or certification is fraudulent or manifestly incorrect and an English court may regard any certification, determination or calculation as no more than prima facie evidence.

3.  APPLICATION OF FOREIGN LAW

     (a) If any obligation is to be performed in a jurisdiction outside England, it may not be enforceable in England to the extent that performance would be illegal or contrary to public policy under the laws of the other jurisdiction and an English court may take into account the law of the place of performance in relation to the manner of performance and to the steps to be taken in the event of defective performance.

     (b) It is uncertain whether the parties can agree in advance the governing law of claims connected with the contract but which are not claims on the contract, such as a claim in tort.

4.  DEFAULT INTEREST AND INDEMNITIES BETWEEN PARTIES

     (a) Any provision of the Credit Agreement requiring any person to pay amounts imposed in circumstances of breach or default may be held to be unenforceable on the grounds that it is a penalty.

     (b) There is some possibility that an English court would hold that a judgment on the Credit Agreement, whether given in an English court or elsewhere, would supersede the Credit Agreement so that any obligations relating to the payment of interest after judgment or any currency indemnities would not be held to survive judgment.

     (c) Any undertaking or indemnity given by a party to the Credit Agreement in respect of stamp duties or registration taxes payable in the United Kingdom may be void.

     (d) An English court may in its discretion decline to give effect to any indemnity for legal costs incurred by an unsuccessful litigant.

5.  OTHER QUALIFICATIONS

     (a) The parties to the Credit Agreement may be able to amend the Credit Agreement by oral agreement despite any provision to the contrary and the terms of the Credit Agreement may be subject to preceding representations made by parties to the Credit Agreement.

     (b) Any provision of the Credit Agreement which constitutes, or purports to constitute, a restriction on the exercise of any statutory power by any party to the Credit Agreement or any other person may be ineffective.

     (c) To the extent that any matter is expressly to be determined by future agreement or negotiation, the relevant provision may be unenforceable or void for uncertainty.

     (d) The effectiveness of any provision of the Credit Agreement which allows an invalid provision to be severed in order to save the remainder of the Credit Agreement will be determined by the English courts in their discretion.

     (e) If any party to the Credit Agreement is controlled by a person or is itself resident in, incorporated in or constituted under the laws of a country which is the subject of United Nations sanctions as implemented, then the obligations of the other parties to the Credit Agreement to that party may be unenforceable or void.




                                                                   EXHIBIT E-3

              [FORM OF OPINION OF COUNSEL TO MBNA INTERNATIONAL]

                                   [Closing Date]

The Lenders named in Schedule 2.01
  to the Credit Agreement referred to below

Bank of America, N.A.,
  as Administrative Agent under the Credit Agreement
901 Main Street
Dallas, TX  75202


Ladies and Gentlemen:

I am Donna Pumfrey, General Counsel of MBNA International Bank Limited ("MBNA International") and in that capacity have acted as counsel to MBNA International in connection with the Senior Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement"), dated as of March 31, 2000, among MBNA America Bank, MBNA International and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), the Lenders party thereto, and Bank of America, N.A., as Administrative Agent. This opinion is rendered to the Lenders and the Administrative Agent pursuant to Section 4.01 of the Agreement. Capitalized terms used herein but not otherwise defined have the meanings given such terms in the Credit Agreement.

In my capacity as such counsel, I have examined and relied upon such records, documents, certificates, opinions and other matters as are in my judgment necessary or appropriate to render the opinions expressed herein. With respect to all documents examined by me I have assumed (i) the due authorization, execution and delivery by each of the parties thereto, other than MBNA International, of the documents to which each is a party, and that each of such parties has the power and authority to execute, deliver and perform its obligations under each such document, (ii) the authenticity of all documents submitted to me as originals, (iii) the genuineness of all signatures on all documents I have examined, and (iv) that all documents submitted to me as copies conform with the original copies of those documents. In rendering the opinion set forth in the last sentence of paragraph 5 below, I have assumed that the Credit Agreement is a valid and binding obligation of the parties thereto, except with respect to MBNA International, and is enforceable against the parties thereto in accordance with its terms

Based on the foregoing and subject to the qualifications set forth herein, I am of the opinion that:

1. MBNA International is a private limited company and an authorized institution under the Banking Act of 1987, duly formed and validly existing under the laws of the United Kingdom. MBNA International (i) has all requisite power and authority to own its assets and to carry on its business as now conducted, except to the extent that the failure to do so would not have a Material Adverse Effect, and (ii) has all requisite corporate power and authority to execute, deliver and perform its obligations under the Credit Agreement and to borrow thereunder.

2. The execution, delivery and performance by MBNA International of the Credit Agreement and the borrowings of MBNA International thereunder (collectively, the "Transactions") will not (i) conflict with, or result in a breach of, any provision of any indenture, agreement or other instrument to which MBNA International is a party or by which it or its property is or may be bound, which in the aggregate would reasonably be expected to have a Material Adverse Effect, or (ii) result in the creation or imposition of any lien upon any property or assets of MBNA International.

3. The Credit Agreement has been duly authorized by all requisite corporate action of MBNA International, and has been duly executed and delivered by MBNA International.

4. No action, consent or approval of, registration or filing with, or any other action by, any applicable Governmental Authority is or will be required in connection with the Transactions, except such as have been made or obtained and are in full force and effect.

5. The execution, delivery and performance by MBNA International of the Credit Agreement and the borrowings of MBNA International thereunder will not violate any requirement of law applicable to MBNA International or any order known to me of any Governmental Authority.

          6. There is no income, stamp or other tax, levy, assessment, impost, deduction, charge or withholding of any kind imposed by the United Kingdom (or any municipality or other political subdivision or taxing authority thereof or therein that exercises de facto or de jure power to impose such tax, levy, assessment, impost, deduction, charge or withholding) either (i) on or by virtue of the execution or delivery of the Credit Agreement or (ii) on any payment to be made by MBNA International pursuant to the Credit Agreement, other than any such tax, levy, assessment, impost, deduction, charge or withholding imposed on any Person as a result of such Person being organized under the laws of the United Kingdom or by virtue of its Applicable Lending Office being located in the United Kingdom. The obligations of MBNA International under Section 2.20 of the Credit Agreement are legal, valid and binding under the laws of the United Kingdom.

          7. MBNA International is subject to civil and commercial law with respect to its obligations under the Credit Agreement, and the making and performance by it of the Credit Agreement constitute private and commercial acts rather than public or governmental acts. Under the laws of the United Kingdom, MBNA International is not entitled to any immunity on the grounds of sovereignty or the like from the jurisdiction of any court or from any action, suit or proceeding, or the service of process in connection therewith, arising under the Credit Agreement.

I am admitted to practice in the United Kingdom and express no opinion as to the laws of any other jurisdiction. The opinions given in this letter relate only to English law as applied by the English courts as at today's date.

This opinion may be relied upon by the Lenders and Bank of America, N.A., as Administrative Agent. A copy of this opinion may be made available to a regulatory authority entitled to receive it or pursuant to a lawful subpoena. Without my prior written consent, this opinion may not be furnished to or quoted to, or relied upon by, any other person or entity for any purpose.
                                   Very truly yours,



                                                                   EXHIBIT E-4

       [FORM OF OPINION OF COUNSEL TO MBNA AMERICA BANK AND THE PARENT]

                                   [Closing Date]

The Lenders named in Schedule 2.01
  to the Credit Agreement referred to below

Bank of America, N.A.,
  as Administrative Agent under the Credit Agreement
901 Main Street
Dallas, TX  75202


Ladies and Gentlemen:

I am Executive Vice President, Chief Counsel and Corporate Secretary of MBNA Corporation ("MBNA") and Vice Chairman, General Counsel and Cashier of MBNA America Bank, N.A. (the "Bank" and, together with MBNA, the "Borrowers"), and in that capacity have acted as counsel to the Borrowers in connection with the Senior Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement"), dated as of March 31, 2000, among the Borrowers, MBNA International Bank Limited, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. This opinion is rendered to the Lenders and the Administrative Agent pursuant to Section 4.01 of the Agreement. Capitalized terms used herein but not otherwise defined have the meanings given such terms in the Credit Agreement.

In my capacity as such counsel, I have examined and relied upon such records, documents, certificates, opinions and other matters as are in my judgment necessary or appropriate to render the opinions expressed herein. With respect to all documents examined by me I have assumed (i) the due authorization, execution and delivery by each of the parties thereto, other than the Borrowers, of the documents to which each is a party, and that each of such parties has the power and authority to execute, deliver and perform its obligations under each such document, (ii) the authenticity of all documents submitted to me as originals, (iii) the genuineness of all signatures, other than those of the Borrowers, on all documents I have examined, and (iv) that all documents submitted to me as copies conform with the original copies of those documents.

Based on the foregoing and subject to the qualifications set forth herein, I am of the opinion that:

1. The Bank is a national bank duly formed and validly existing under the laws of the United States. MBNA is a corporation duly formed and validly existing under the laws of the State of Maryland. Each Borrower (i) has all requisite power and authority to own its assets and to carry on its business as now conducted, except to the extent that the failure to do so would not have a Material Adverse Effect, (ii) is qualified to do business in every jurisdiction within the United States where such qualification is required, except to the extent that the failure to do so would not have a Material Adverse Effect, and (iii) has all requisite corporate power and authority to execute, deliver and perform its obligations under the Credit Agreement and to borrow funds thereunder.

2. The execution, delivery and performance by each Borrower of the Credit Agreement and the borrowings of each Borrower thereunder (collectively, the "Transactions") will not (i) violate any requirement of law applicable to any Borrower or any order known to me of any Governmental Authority, (ii) conflict with, or result in a breach of, any provision of any indenture, agreement or other instrument to which any Borrower is a party or by which it or its property is or may be bound, which in the aggregate would reasonably be expected to have a Material Adverse Effect, or (iii) result in the creation or imposition of any lien upon any property or assets of any Borrower.

3. The Credit Agreement has been duly authorized by all requisite corporate action of each Borrower, and has been duly executed and delivered by each Borrower.

4. No action, consent or approval of, registration or filing with, or any other action by, any Governmental Authority is or will be required in connection with the Transactions, except such as have been made or obtained and are in full force and effect.

5. No Borrower nor any of their subsidiaries is (i) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (ii) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

I am admitted to practice in the State of Maryland and express no opinion as to the laws of any other jurisdiction other than the federal laws of the United States of America.

This opinion may be relied upon by the Lenders and Bank of America, N.A., as Administrative Agent. A copy of this opinion may be made available to a regulatory authority entitled to receive it or pursuant to a lawful subpoena. Without my prior written consent, this opinion may not be furnished to or quoted to, or relied upon by, any other person or entity for any purpose.
                                   Very truly yours,

                                   John W. Sheflen



                                                                   EXHIBIT E-5

                 [FORM OF OPINION OF SPECIAL NEW YORK COUNSEL
                         TO THE ADMINISTRATIVE AGENT]

                                                                [Closing Date]

Each of the Lenders party
  to the Credit Agreement
  referred to below
Bank of America, N.A.,
  as Administrative Agent
901 Main Street
Dallas, TX  75202

Ladies and Gentlemen:

          We have acted as special New York counsel to Bank of America, N.A. ("Bank of America") in connection with (i) the Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000 (the "Credit Agreement") among MBNA America Bank, N.A., MBNA International Bank Limited and MBNA Corporation (each, a "Borrower" and collectively, the "Borrowers"), the Lenders party thereto and Bank of America, as Administrative Agent, providing for loans to be made by the Lenders to the Borrowers in an aggregate principal amount not exceeding $2,500,000,000 (or, to the extent specified in the Credit Agreement, its equivalent in certain foreign currencies and as such amount may be increased pursuant to Section 2.12 of the Credit Agreement) and (ii) the various other agreements, instruments and other documents referred to in the next following paragraph. Capitalized terms used but not defined herein have the respective meanings given to such terms in the Credit Agreement. This opinion letter is being delivered pursuant to Section 4.01 of the Credit Agreement.

          In rendering the opinions expressed below, we have examined the following agreements, instruments and other documents:

          (a)  the Credit Agreement; and

          (b) such records of the Borrowers and such other documents as we have deemed necessary as a basis for the opinions expressed below.

The agreements, instruments and other documents referred to in clauses (a) and
(b) above are collectively referred to as the "Credit Documents".

          In our examination, we have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals and the conformity with authentic original documents of all documents submitted to us as copies. When relevant facts were not independently established, we have relied upon representations made in or pursuant to the Credit Documents.

         In rendering the opinions expressed below, we have assumed, with respect to all of the documents referred to in this opinion letter, that:

          (i) such documents have been duly authorized by, have been duly executed and delivered by, and (except to the extent set forth in the opinions below as to the Borrowers) constitute legal, valid, binding and enforceable obligations of, all of the parties to such documents;

          (ii) all signatories to such documents have been duly authorized;
     and

          (iii)all of the parties to such documents are duly organized and validly existing and have the power and authority (corporate or other) to execute, deliver and perform such documents.

         Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as we have deemed necessary as a basis for the opinions expressed below, we are of the opinion that each of the Credit Documents constitutes the legal, valid and binding obligation of each Borrower, enforceable against each Borrower in accordance with its terms, except as may be limited by bankruptcy, fraudulent conveyance or transfer, insolvency, receivership, conservatorship, reorganization, moratorium or other similar laws relating to or affecting the rights of creditors generally (as such laws would apply in the event of the insolvency, receivership, conservatorship or reorganization of, or other similar occurrence with respect to, MBNA America Bank or MBNA International) and except as the enforceability of the Credit Documents is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

         The foregoing opinions are subject to the following comments and qualifications:

          (A) The enforceability of Section 9.05(b) of the Credit Agreement may be limited by (i) laws rendering unenforceable indemnification contrary to Federal or state securities laws and the public policy underlying such laws and (ii) laws limiting the enforceability of provisions exculpating or exempting a party from, or requiring indemnification of a party for, liability for its own action or inaction, to the extent the action or inaction involves gross negligence, recklessness, willful misconduct or unlawful conduct.

          (B) The enforceability of provisions in the Credit Documents to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

          (C) We express no opinion as to (i) the effect of the laws of any jurisdiction in which any Lender is located (other than the State of New
     York) that limit the interest, fees or other charges such Lender may impose, (ii) the second sentence of Section 2.18 of the Credit Agreement,
     (iii) Sections 9.09, 9.12 or 9.16 of the Credit Agreement, (iv)
     Section 9.13(a) of the Credit Agreement, insofar as such provision relates to the subject matter jurisdiction of any Federal court of the United States of America sitting in New York City to adjudicate any controversy related to any of the Credit Documents or (v) the second sentence of Section 9.13(b) of the Credit Agreement, insofar as such sentence relates to inconvenient forum with respect to proceedings in the United States District Court for the Southern District of New York.

          (D) We express no opinion as to the enforceability in the United States of America of the waiver of immunity set forth in Section 9.13(d) of the Credit Agreement, to the extent it applies to immunity acquired after the date of the Credit Agreement.

          (E) The first sentence of Section 2.22(b) may not be enforceable to the extent that the Guaranteed Obligations are materially modified.

          (F) We point out with reference to obligations stated to be payable in a currency other than Dollars that (i) a New York statute provides that a judgment rendered by a court of the State of New York in respect of an obligation denominated in any such other currency would be rendered in such other currency and would be converted into Dollars at the rate of exchange prevailing on the date of entry of the judgment and (ii) a judgment rendered by a Federal court sitting in the State of New York in respect of an obligation denominated in any such other currency may be expressed in Dollars, but we express no opinion as to the rate of exchange such Federal court would apply.

          (G) Our opinions above are subject, as to enforceability, with respect to MBNA International, to the possible judicial application of foreign laws or governmental action affecting the enforcement of creditors' rights.

          The foregoing opinions are limited to matters involving the Federal laws of the United States and the law of the State of New York, and we do not express any opinion as to the laws of any other jurisdiction (including without limitation, the laws of England).

          At the request of our client, this opinion letter is, pursuant to
Section 4.01 of the Credit Agreement, provided to you by us in our capacity as special New York counsel to Bank of America and may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Credit Agreement without, in each instance, our prior written consent.


                              Very truly yours,

WFC/RJW


EXHIBIT 10.2

           1997 Long Term Incentive Plan and Policies, as amended

                               MBNA CORPORATION
                         1997 LONG TERM INCENTIVE PLAN
              (as amended effective April 24, 2000 and restated)

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

    (e) Each person who becomes a nonemployee director of the Corporation shall be granted an option to purchase 5,000 shares of Common Stock on the date the person becomes a director and each person who is a nonemployee director on January 2 of each year beginning in 1998 shall be granted an option to purchase 5,000 shares of Common Stock on that date or the next day the New York Stock Exchange is open for trading. The exercise price shall be the closing price of the Common Stock on the New York Stock Exchange on the grant date. All nonemployee director's options are exerciseable immediately following the effective date of the grant, shall have a term of ten years, and shall expire 90 days after the grantee is no longer a director.

    6. Restricted Share Awards

     The Committee may from time to time make restricted share awards of shares of Common Stock to participants in such amounts and on such terms as it determines. Each award of shares shall specify the restrictions on the shares. The Committee may waive or modify any restriction.

    7. Deferral of Shares

    A director, employee or other holder of a stock option or restricted share award may defer delivery of shares of Common Stock issuable upon exercise of a stock option or upon the vesting of a restricted share award pursuant to policies approved by the Committee. Deferral arrangements may include the issuance of deferred share units, the issuance of shares to a trust, or other arrangements approved by the Committee. The arrangements may include the payment of dividend equivalents on deferred share units if approved by the Committee.

    8. Amendment and Termination of the Plan

     The Plan may be amended or terminated at any time by the Board of Directors. The Board of Directors may condition any amendment of the Plan on approval by the stockholders of the Corporation. No further grants may be made under the Plan after December 31, 2006.

                                   POLICIES

    1. General

     Unless otherwise provided by the committee (the "Committee") administering the MBNA Corporation 1997 Long Term Incentive Plan ("Plan"), the grants of stock options and restricted or unrestricted share awards shall be governed by the terms and policies set forth herein.

    2. Definitions

    (a) "Cause" means the occurrence of one of the following:

     (i) Conviction for a felony or for any crime or offense lesser than a felony involving the property of the Corporation or a subsidiary.

     (ii) Conduct that has caused demonstrable and serious injury to the Corporation or a subsidiary, monetary or otherwise as evidenced by a final determination of a court or governmental agency of competent jurisdiction in effect after exhaustion or lapse of all rights of appeals.

     (iii) Gross neglect or dereliction of duty to the Corporation or other grave misconduct by the participant and failure to cure such situation within 30 days after receipt of notice thereof from the Chief Executive Officer of the Corporation. If the participant who receives such a notice is the Chief Executive Officer of the Corporation, it shall be received from the Committee, as authorized by not less than two-thirds of all of the members thereof.

    (b) "Change in Control" means:

     (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"))(a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then outstanding shares of the common stock of the Corporation (the "Outstanding Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors (the "Outstanding Voting Securities"); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change in Control: (A) any acquisition directly from the Corporation, (B) any acquisition by the Corporation, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the
Corporation or any corporation controlled by the Corporation, (D) any acquisition by any corporation pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iii) and (E) any acquisition by Alfred Lerner or his personal representatives, heirs, executors, beneficiaries or trustees, any group (as defined above) including Alfred Lerner, or any corporation, partnership, trust or other entity controlled by Alfred Lerner; or

     (ii) Individuals who, as of the date hereof, constitute the Board of Directors of the Corporation (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of the Corporation; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies by or on behalf of a Person other than the Board of Directors of the Corporation; or

     (iii) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Corporation (a "Business Combination"), in each case unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Common Stock and Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Corporation or all or substantially all of the Corporation's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the Outstanding Common Stock and Outstanding Voting Securities, as the case may be, (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Corporation or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the board, providing for such Business Combination; or

     (iv) Approval by the shareholders of the Corporation of a complete liquidation or dissolution of the Corporation.

     (c) "Code" means the Internal Revenue Code of 1986, as amended, and any successor statute.

     (d) "Corporation" means, for purposes of Sections 2(b) and 8 hereof, MBNA Corporation, and for all other purposes, MBNA Corporation and any "subsidiary corporation" of MBNA Corporation as defined in Section 424(f) of the Code, or any successor statute of similar import.

     (e) "Competition" means acting as a director, trustee, partner, officer, employee, consultant or advisor with or to, or acquiring an ownership interest in excess of 5% of, a corporation, partnership, firm or other entity that engages in any business which competes with the Corporation or any subsidiary of the Corporation as determined by the Committee in its sole discretion.

     (f) "Disability" means a permanent and total disability as defined in the Corporation's long term disability or similar plan, as from to time in effect, or by the Committee.

     (g) "Retirement" means voluntary termination of employment with the Corporation and its Subsidiaries at or after age 60 except with the approval of the Committee.

    3. Stock Options

     (a) Exercise Price. The exercise price of stock options may be paid in cash or, with respect to incentive stock options, by delivery of any previously owned shares of Common Stock acquired upon exercise of an incentive stock option provided that the shares have been held by the optionee for at least twelve months. The fair market value of shares of Common Stock delivered as payment of the exercise price of options shall be determined on the date of exercise. Any fractional share will be paid in cash.

    (b) Term. The Committee shall determine when each option may be exercised at the time of grant. Unless otherwise determined by the Committee at the time of grant and specified in the document evidencing the grant, each option shall have a term of ten years from the date of grant. The Committee may amend any outstanding option to accelerate the date on which an option becomes exercisable.

    (c) Termination of Employment. If a participant ceases to be an employee of the Corporation due to death or Disability, each of the participant's options shall become fully vested and exercisable and shall remain so for a period of one year from the date of termination of employment, but in no event after its expiration date.

     If a participant ceases to be an employee of the Corporation upon Retirement, each of the participant's options shall become fully vested and exercisable and shall remain so for a period of two years from the date of Retirement, but in no event after its expiration date.

     If a participant ceases to be an employee of the Corporation due to Cause, each of the participant's options shall be forfeited immediately, whether or not vested.

    If a participant ceases to be an employee of the Corporation for any reason other than death, Disability, Retirement or Cause, each option of the participant which is vested and exercisable at the termination date shall remain so for a period of ninety days from the date of termination of employment, but in no event after its expiration date. Options which have not vested at the termination date will be forfeited.

     If a participant engages in Competition without written approval from the Corporation to do so, each of the participant's options shall be forfeited immediately, whether or not vested.

     The Committee may amend any outstanding option to extend the period for exercise following termination of employment.

     (d) Restrictions on Incentive Stock Options. The aggregate fair market value (determined as of the grant date) of shares of Common Stock with respect to which all incentive stock options first become exercisable by any participant in any calendar year under this or any other plan of the Corporation or any related or predecessor corporation of the Corporation or any related corporation (as defined in the applicable regulations under the Code) may not exceed $100,000.

     The exercise price of any incentive stock option granted to a participant who owns (within the meaning of Section 422(b)(6) of the Code, after the application of the attribution rules in Section 424(d) of the Code) more than 10% of the combined voting power of all classes of shares of the Corporation or any related corporation shall be not less than 110% of the fair market value of the Common Stock on the grant date and the term of such option shall not exceed five years.

    4. Restricted and Unrestricted Share Awards

     Each award of shares shall specify the applicable restrictions, if any, on such shares, the duration of such restrictions, and the time or times at which such restrictions shall lapse with respect to all or a portion of the shares that are part of the award. The Committee may reduce or shorten the duration of any restriction applicable to any shares awarded to any participant under the Plan.

     Restricted shares shall be issued at the time of award, subject to forfeiture if the restrictions do not lapse. The holder of the restricted shares will be required to deposit the certificates with the Corporation during the period of any restriction thereon and to execute a blank stock power therefor. During such period of restriction the participant shall have all of the rights of a holder of Common Stock, including but not limited to the rights to receive cash dividends (or amounts equivalent to dividends) and to vote, except that additional shares of stock distributed to the participant pursuant to a stock dividend or stock split shall be restricted shares and shall be deposited with the Corporation during the period of any restriction thereon.

     Except as otherwise provided by the Committee, on termination of a grantee's employment due to death, Disability, Retirement or a Change in Control during any period of restriction, all restrictions on shares awarded to such grantee shall lapse. On termination of a grantee's employment for any other reason, all shares granted to such grantee which are subject to restriction shall be forfeited to the Corporation.

    5. Withholding of Taxes

     The Corporation shall require that the grantee pay to the Corporation any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, payment or issuance or delivery of shares. The payment may be made in cash or, with respect to the exercise of stock options or vesting of restricted shares, by delivering shares of Common Stock, including shares of Common Stock otherwise deliverable in connection with the exercise of the stock options or vesting of the restricted shares, at fair market value on the date as of which the withholding tax liability is determined. The Corporation, to the extent permitted or required by law, shall have the right to deduct from any payment of any kind (including salary or bonus) otherwise due to a grantee any federal, state or local taxes of any kind required by law to be withheld with respect to any grant or payment or the issuance or delivery of shares under the Plan, or to retain or sell without notice a sufficient number of shares to be issued to such grantee to cover any such taxes.

    6. Transferability

     Except as provided below, no option or restricted share award (prior to lapse of the restrictions) granted under the Plan shall be transferable by the recipient otherwise than by will or the laws of descent and distribution. The holder of non-qualified options or restricted shares may designate a beneficiary to receive nonqualified options or restricted shares in the event of his or her death, with such designation to be made on a form provided by the Corporation and signed by the holder, and in accordance with such other procedures as the Corporation may determine. A beneficiary designation form will be effective when received and accepted by the Corporation's Benefits Department. An option may be exercised during the lifetime of an optionee only by the optionee or his or her guardian or legal representative, and after the optionee's death only by the optionee's designated beneficiary or the person to whom such option is transferred pursuant to the optionee's will or by laws of descent or distribution.

    7. Transfer of Employee; Rights

     Transfer of an employee from the Corporation to a subsidiary, from a subsidiary to the Corporation, or from one subsidiary to another shall not be considered a termination of employment. Nor shall it be considered a termination of employment if an employee is placed on military or sick leave or such other leave of absence which is considered by the Corporation as continuing intact the employment relationship, until the employee's right to reemployment shall no longer be guaranteed by law, contract or Corporation policy.

    Nothing in the Plan or in any grant thereunder shall confer any right on an employee to continue in the employ of the Corporation or shall interfere in any way with the right of the Corporation to terminate an employee at any time.

    8. Adjustments; Change in Control

     In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, share exchange, consolidation, substantial distribution of assets, or any other change in the corporate structure or shares of the Corporation, the number and kind of shares covered by outstanding options and share awards made under the Plan and the exercise price of outstanding options shall be appropriately adjusted.

     In the event of a Change in Control, all outstanding options and all restricted shares shall be exercisable and shall vest, notwithstanding any restriction on exercise or vesting, upon the effective date of the Change in Control.

     The Committee may amend or modify the grant of any outstanding option or restricted share award in any manner determined by the Committee. No modification may be made that would materially adversely affect any grant previously made under the Plan without the approval of the grantee.

9. Deferral of Shares Upon Exercise of Director Stock Options

     (a) A nonemployee director may make an advance election to defer receipt of the shares deliverable by the Corporation upon exercise of a stock option. A deferral election with respect to a stock option must be made (i) at least six months prior to the date the director exercises the stock option and (ii) in a calendar year prior to the year in which the director exercises the stock option. A deferral election may not be revoked or changed after it is made.

     (b) The exercise price for a stock option subject to a deferral election shall be paid by the tender of shares of Common Stock with a then-fair market value equal to the option exercise price. The shares must be shares purchased on the open market with cash, or shares acquired pursuant to exercise of a nonemployee director stock option at least six months prior to the date of tender, or shares that otherwise constitute "mature shares" for financial accounting purposes. The tendered shares may not be shares previously tendered for the exercise of a stock option within the previous six months. Shares may be tendered by the actual delivery of the certificate(s) representing the shares or by certifying ownership of the shares on forms provided by the Corporation. The Committee expressly approves the disposition of the tendered shares to the Corporation as described in this section 9(a).

     (c) For the period that the shares are deferred, the Corporation shall pay the director an amount equal to the dividends that the director would have received after exercise of the option had the deferred shares been outstanding shares of Common Stock ("dividend equivalent payment"). Each dividend equivalent payment shall be paid in cash or, if elected by the director on the deferral election form, shall be deferred into and otherwise subject to the terms of the Corporation's deferred compensation plan.

     (d) The director's right to receive the shares deferred and the dividend equivalent payments shall at all times be fully vested, but shall be an unfunded, unsecured promise of future delivery of shares or payment by the Corporation and shall be not greater than the right of an unsecured general creditor of the Corporation. The shares deferred shall be distributed to the director on the date or dates specified by the director on the deferral election form, provided that a distribution may not be any earlier than two years from the exercise date of the option or any later than ten years from the date the person ceases to be a director of the Corporation. In the event of the death of the director, any remaining deferred shares shall be delivered to the beneficiary designated by the director or to the director's estate if no beneficiary is designated.

     (e) In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, share exchange, consolidation, substantial distribution of assets, or any other change in the corporate structure or shares of the Corporation, the Committee shall adjust the number and kind of shares deferred as it deems appropriate to prevent dilution or enlargement of rights. In addition to making such adjustments, the Committee may make appropriate provision for the protection of outstanding deferred share units by the substitution of appropriate equity interests or awards similar to the deferred share units or by providing for the distribution of shares or the exchange of shares for cash or other value pursuant to such terms and conditions as the Committee deems appropriate to protect the rights and interests of the director and the Corporation.
EXHIBIT 10.3

                          RESTRICTED STOCK AGREEMENT


          This Agreement is between Charles M. Cawley (the "Executive") and MBNA Corporation (the "Corporation") and is effective as of March 8, 2000.

          The terms and conditions of all outstanding restricted shares granted to the Executive are amended to provide that the restrictions on such shares shall lapse (1) upon the Executive's death, Disability or retirement at or after age 65, (2) upon a Change in Control, (3) in the event of a change in the chief executive officer of the Corporation to someone other than the Executive, or (4) as otherwise provided in the Corporation's 1997 Long Term Incentive Plan and the policies thereunder (the "Plan").

          All other terms and conditions of the restricted shares are unchanged. All terms not otherwise defined in this Agreement have the meaning as set forth in the Plan as it may be amended from time to time. This Agreement may not be modified except as set forth in a written agreement signed by the Corporation and the Executive.



                                 /s/ Charles M. Cawley
                                 -----------------------
                                     Charles M. Cawley




                                 MBNA CORPORATION



                              By /s/ John W. Scheflen
                                 -----------------------
                                     John W. Scheflen










Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividend Requirements
            (dollars in thousands)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    378,951  $    300,474
Fixed charges....................................       386,999       317,607
Interest capitalized during period, net of
 amortization of previously capitalized interest.          (929)         (534)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    765,021  $    617,547
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    384,673  $    315,202
Portion of rents representative of the interest
 factor..........................................         2,326         2,405
                                                   ------------  ------------
Fixed charges....................................       386,999       317,607
Preferred stock dividend requirements............         6,019         5,680
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    393,018  $    323,287
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          1.95          1.91




















                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    378,951  $    300,474
Fixed charges....................................       111,889       103,903
Interest capitalized during period, net of
 amortization of previously capitalized interest.          (934)         (539)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    489,906  $    403,838
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    109,563  $    101,498
Portion of rents representative of the interest
 factor..........................................         2,326         2,405
                                                   ------------  ------------
Fixed charges....................................       111,889       103,903
Preferred stock dividend requirements............         6,019         5,680
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    117,908  $    109,583
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          4.15          3.69

The ratio of earnings to combined fixed charges and preferred stock dividend requirements is computed by dividing (i) income before income taxes and fixed charges less interest capitalized during such period, net of amortization of previously capitalized interest, by (ii) fixed charges and preferred stock dividend requirements. Fixed charges consist of interest, expensed or capitalized, on borrowings (including or excluding deposits, as applicable), and the portion of rental expense which is deemed representative of interest. The preferred stock dividend requirements represent the pretax earnings which would have been required to cover such dividend requirements on the Corporation's Preferred Stock outstanding.










b.  Reports on Form 8-K

   1. Report dated January 10, 2000, reporting MBNA Corporation's earnings release for the fourth quarter of 1999.

   2. Report dated January 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 2000.

   3. Report dated February 29, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 2000.

   4. Report dated March 8, 2000, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

   5. Report dated March 28, 2000, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

   6. Report dated March 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for March 2000.

   7. Report dated April 12, 2000, reporting MBNA Corporation's earnings release for the first quarter of 2000.

   8. Report dated April 13, 2000, reporting the securitization of $1.5 billion of credit card receivables by MBNA America Bank, N.A.

   9. Report dated April 30, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 2000.

  10. Report dated May 11, 2000, reporting the securitization of $850.0 million of credit card receivables by MBNA America Bank, N.A.





















                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  May 15, 2000                  By:       /s/ M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer