Form 10-K/A
period 1999-12-31
MBNA CORP
filed 2000-06-28
CIK 870517

9

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1999
                              -------------------------------------------------
                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------
Commission file number                        1-10683
                      ---------------------------------------------------------

                               MBNA Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                           52-1713008
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


          Wilmington, Delaware                                 19884-0141
-------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)


                                (800) 362-6255
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
             Title of each class                         which registered
------------------------------------------------    ---------------------------
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

Pursuant to Rule 15d-21 of the Securities and Exchange Commission under the Securities Act of 1934 (as amended), the Registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, to file the financial statements required by Form 11-K with respect to the MBNA Corporation 401(k) Plus Savings Plan.

MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

Index to Financial Statements and Supplemental Schedule

                                                                  Page Number
                                                                  -----------
(A) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE:

    FINANCIAL STATEMENTS:

    Report of Independent Auditors...............................      1
    Statements of Net Assets Available for Benefits..............      2
    Statement of Changes in Net Assets Available for Benefits....      3
    Notes to Financial Statements................................      4


    SUPPLEMENTAL SCHEDULE:

    Schedule H, Line 4(i)-Schedule of Assets Held for Investment
     Purposes at End of Year.....................................      8

(B) EXHIBITS

    Exhibit 23:  Consent of Independent Auditors.................      9

(C) SIGNATURE....................................................     10
REPORT OF INDEPENDENT AUDITORS

To the Pension and 401(k) Plan Committee of MBNA Corporation

We have audited the accompanying statements of net assets available for benefits of MBNA Corporation 401(k) Plus Savings Plan as of December 31, 1999 and 1998, and the related statement of changes in net assets available for benefits for the year ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at end of year is presented for the purpose of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young LLP
Baltimore, Maryland
June 16, 2000

MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                          December 31,
                                                  ----------------------------
                                                      1999           1998
                                                  -------------  -------------
ASSETS
Investments at fair value:
  Common trust funds............................  $ 107,411,626  $  83,859,644
  Interest in registered investment companies...    134,337,765     97,840,785
  Short-term investment fund....................      2,356,083      4,164,862
  Common Stock of MBNA Corporation..............    197,729,897    167,211,299
  Guaranteed investment contracts...............     33,185,167     31,771,880
  Loans receivable..............................     21,865,593     19,191,482
                                                  -------------  -------------
    Total investments...........................    496,886,131    404,039,952
Receivable for investment sold..................      2,954,760        974,763
Income receivable...............................        607,717        489,152
                                                  -------------  -------------
    Total assets................................    500,448,608    405,503,867

LIABILITIES
Accrued expenses and other liabilities..........        112,986        181,927
                                                  -------------  -------------
    Total liabilities...........................        112,986        181,927
                                                  -------------  -------------
    Net assets available for benefits...........  $ 500,335,622  $ 405,321,940
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.







MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                       For the Year Ended
                                                       December 31, 1999
                                                       ------------------
ADDITIONS
Investment income:
  Interest...........................................  $        2,103,413
  Income from common trust funds.....................             913,844
  Income from interest in registered investment
   companies.........................................           2,547,008
  Dividends from Common Stock of
   MBNA Corporation..................................           1,970,032
  Interest income from loans receivable..............           1,833,377
                                                       ------------------
    Total investment income..........................           9,367,674
Contributions:
  Employer...........................................          16,483,224
  Employee...........................................          37,505,269
                                                       ------------------
    Total additions..................................          63,356,167

DEDUCTIONS
Payments to participants.............................          21,241,835
Administrative expenses..............................           1,045,710
                                                       ------------------
    Total deductions.................................          22,287,545
Net realized and unrealized appreciation in
 fair value of investments...........................          53,945,060
                                                       ------------------
    Net additions....................................          95,013,682

Net assets available for benefits at
 beginning of year...................................         405,321,940
                                                       ------------------
Net assets available for benefits at
 end of year.........................................  $      500,335,622
                                                       ==================


==============================================================================
See accompanying notes to the financial statements.


MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

The MBNA Corporation 401(k) Plus Savings Plan's ("the Plan") financial statements have been prepared in accordance with generally accepted accounting principles in the United States on the accrual basis, which requires MBNA Corporation's ("the Corporation") management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments, except for loans receivable and guaranteed investment contracts which are "fully benefit responsive," are stated at aggregate fair value. The guaranteed investment contracts have stated maturities and are valued at the amount contributed plus interest earned less withdrawals. Certain of these contracts contain early withdrawal penalties except to fulfill benefits elected by plan participants in accordance with the terms of the contract. A "fully benefit responsive" guaranteed investment contract provides a liquidity guarantee by a financially responsible third party of principal and previously accrued interest for liquidations, transfers, loans, or hardship withdrawals initiated by plan participants exercising their rights to withdraw, borrow, or transfer funds under the terms of the Plan. A guaranteed investment contract which is "fully benefit responsive" is recorded at contract value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price. Interest in registered investment companies and investments in common trust funds are stated at the Plan's interest in the fair value of the underlying assets in the registered investment companies and common trust funds. Loans receivable are stated at the amount borrowed by the participant less principal repayments, which approximates fair value.

The difference between fair value and cost of investments held, and net realized gain or loss on sale of investments (difference between the proceeds received and the average cost of investments sold), is reflected in the Statement of Changes in Net Assets Available for Benefits as net realized and unrealized appreciation in fair value of investments.

Benefits are recognized when paid. Administrative expenses of $1,045,710 in 1999, including amounts paid to The Northern Trust Company, for acting as trustee and custodian of the Plan's investments, are paid by the Plan.








NOTE 2:  DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan which qualifies under section 401(k) of the Internal Revenue Code ("IRC"). Employees can invest up to a maximum of 12% of eligible earnings on a pre-tax basis (up to $10,000 per year for 1999 and 1998) and a maximum of 10% of eligible earnings on an after-tax basis.
Combined employee contributions, including after-tax contributions limited to 10%, may not exceed 17% of eligible earnings. The Corporation automatically contributes 1% of eligible earnings for each participant and matches the first 6% of either before-tax or after-tax employee contributions at fifty cents on the dollar. Both employee and employer contributions for highly compensated employees have been limited to ensure the passage of non-discrimination tests.

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

The Plan provides eight investment options. A participant's contribution may be invested in 5% increments in any of the available funds. In addition, not more than 25% of new contributions may be invested in the MBNA Stock Fund. Participants have the option to change the contributions and investments once a month or as determined by the Pension and 401(k) Plan Committee. The Plan's investment options are:

     Fixed Income Fund
     Bond Fund
     Diversified Fund
     Index Fund
     Growth Fund
     MBNA Stock Fund
     Aggressive Growth Fund
     Moderate Aggressive Growth Fund

In addition to the eight investment options, borrowings by participants against their savings in the Plan and related activity are reported in the Loan Fund.

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

NOTE 3:  INVESTMENTS

The net realized and unrealized appreciation in fair value of the Plan's investments was as follows:

                                                       For the Year Ended
                                                       December 31, 1999
                                                       ------------------

  Common trust funds.................................  $       15,369,886
  Interest in registered investment companies........          20,255,691
  Common Stock of MBNA Corporation...................          18,319,483
                                                       ------------------
    Total net realized and unrealized
     appreciation in fair value of investments.......  $       53,945,060
                                                       ==================

The fair value of individual investments that represent 5% or more of the Plan's net assets available for benefits at December 31, 1999 and 1998 are as follows:

                                          1999                    1998
                                 ----------------------  ----------------------
                                   Units    Fair Value     Units    Fair Value
                                 --------- ------------  --------- ------------
Common trust funds:
  Barclays Global Equity Index
   Fund......................... 2,237,443 $ 90,974,452  2,067,251 $ 69,459,644
Interest in registered
 investment companies:
  American Balanced Fund........ 2,829,813   40,805,897  2,482,319   39,121,347
  MFS Research Fund............. 2,134,761   61,609,202  1,866,568   46,944,173
Common Stock of MBNA
 Corporation.................... 7,256,143  197,729,897  6,705,215  167,211,299

The Plan's investments in guaranteed investment contracts in the aggregate for the year ended December 31, 1999 and 1998 were as follows:

                                                   1999             1998
                                              ---------------  ---------------
  Contract value............................  $    33,185,167  $    31,771,880
  Fair value................................       33,185,167       31,771,880
  Weighted average yield....................             6.09%            5.87%
  Crediting interest rates ranging from.....    5.99% to 6.37%   4.62% to 6.37%
  Maturity dates ranging from...............     2000 to 2003     1999 to 2003

The guaranteed investment contracts held by the Plan at December 31, 1999 had Standard and Poor's ratings ranging from AA to AAA. The Plan holds fixed rate and variable rate guaranteed investment contracts. The variable rate guaranteed investment contracts reprice quarterly. The fair value of the guaranteed investment contracts approximates book value.



NOTE 4:  TRANSACTIONS WITH PARTIES-IN-INTEREST

For the year ended December 31, 1999, the Plan earned investment income of $168,276 on its investments administered by the trustee. In addition, for the year ended December 31, 1999, the Plan earned dividend income of $1,970,032 on shares of MBNA Corporation Common Stock held by the Plan. As of December 31, 1999 and 1998, the Plan also had a dividend receivable of $518,356 and $416,293, respectively, on shares of MBNA Corporation Common Stock held by the Plan.

Fees paid during the year for services rendered to the Plan by parties-in-interest were based on customary and reasonable rates for such services.

NOTE 5:  INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated June 12, 1995, stating that the Plan is qualified under Section 401(a) of the IRC and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes the Plan is qualified and the related trust is tax exempt.

NOTE 6:  RECONCILIATION TO FORM 5500

The financial statements for the years ended December 31, 1999 and 1998 differ from the Form 5500 filed with the IRS in that net gains and losses and unrealized appreciation and depreciation of investment assets have been combined in the financial statements as net realized and unrealized appreciation in fair value of investments rather than shown separately as on schedule H, lines 2b(4) and 2b(5) of Form 5500. In addition, a liability for benefits payable of $34,788 and $477,837 at December 31, 1999 and 1998, respectively, has been recorded on schedule H, line 2(i) of the Form 5500 and line 31(g) of the Form 5500, respectively, and has not been recorded in these financial statements.


ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001

SCHEDULE H, LINE 4(i)
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR (1) MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
December 31, 1999

Identity of Issue, Borrower,                      Description of     Current
Lessor or Similar Party                             Investment        Value
-----------------------------------------------  ----------------  ------------

Common trust funds:
  Barclay Global Equity
   Index Fund..................................   2,237,443 units  $ 90,974,452
  SEI Stable Asset Fund........................  16,437,174 units    16,437,174
                                                                   ------------
    Total common trust funds...................                     107,411,626

Interest in registered
 investment companies:
  American Balanced Fund.......................   2,829,813 units    40,805,897
  MFS Research Fund............................   2,134,761 units    61,609,202
  Bond Fund of America.........................     407,668 units     5,291,535
  PBHG Growth Fund.............................     496,651 units    23,531,302
  Baron Asset Fund.............................      52,745 units     3,099,829
                                                                   ------------
    Total interest in registered
     investment companies......................                     134,337,765

Short-term investment fund.....................                       2,356,083
Common Stock of MBNA Corporation*..............   7,256,143 units   197,729,897

Guaranteed investment
 contracts ("GIC"):
  Peoples Security GIC.........................        6.37%          3,404,463
  Sun America GIC..............................        6.33%          3,001,009
  John Hancock GIC.............................        6.21%          5,050,599
  The Travelers GIC............................        6.00%          3,326,962
  State Street Bank & Trust
   Synthetic GIC...............................        5.99%         18,402,134
                                                                   ------------
    Total guaranteed investment contracts......                      33,185,167

Loans receivable due from participants*........                      21,865,593
                                                                   ------------
    Total investments..........................                    $496,886,131
                                                                   ============

(1) Historical cost omitted as all investments are participant-directed
 *  Party-in-interest
EXHIBIT 23:  CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of MBNA Corporation, and in the related Prospectuses, of our report dated June 16, 2000 included in Form 10-K/A-1, with respect to the financial statements and schedules of the MBNA Corporation 401(k) Plus Savings Plan for the year ended December 31, 1999:

Number         33-41936          on Form S-8 dated July 22, 1991
Number         33-41895          on Form S-8 dated July 24, 1991
Number         33-50498          on Form S-3 (as amended by Post-Effective
                                 Amendment No. 1) dated August 28, 1992
Number         33-71640          on Form S-8 dated November 15, 1993
Number         33-76278          on Form S-3 (as amended by Amendment No. 1)
                                 dated April 8, 1994
Number         33-95438          on Form S-8 dated August 4, 1995
Number         33-95600          on Form S-3 (as amended by Pre-Effective
                                 Amendment No. 1) dated September 1, 1995
Number         333-17187         on Form S-3 dated December 3, 1996
Number         333-15721         on Form S-3 (as amended by Amendment
                                 No. 2) dated December 10, 1996
Number         333-21181         on Form S-4 (as amended by Amendment
                                 No. 1) dated February 25, 1997
Number         333-06824         on Form S-8 dated April 22, 1997
Number         333-47179         on Form S-3 (as amended by Amendment
                                 No. 1) dated April 6, 1998
Number         333-51477         on Form S-8 dated April 30, 1998
Number         333-74919         on Form S-3 dated March 24, 1999
Number         333-79987         on Form S-8 dated June 4, 1999


                                            /s/ Ernst & Young LLP

Baltimore, Maryland
June 26, 2000

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       MBNA CORPORATION


Date: June 28, 2000                       By:  /s/     M. Scot Kaufman
                                               -------------------------------
                                                       M. Scot Kaufman
                                               Senior Executive Vice President
                                                 and Chief Financial Officer