Form 10-Q
period 2000-06-30
MBNA CORP
filed 2000-08-11
CIK 870517

21

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000
                              -------------------------------------------------
                                      or

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
Yes      x     No
    ----------   ----------
              Common Stock, $.01 Par Value - 801,781,250 Shares
                     Outstanding as of June 30, 2000
                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS

Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           June 30, 2000 (unaudited) and December 31, 1999

           Consolidated Statements of Income -                               3
           For the Three and Six Months Ended June 30, 2000 and 1999
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Six Months Ended June 30, 2000 and 1999
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Six Months Ended June 30, 2000 and 1999
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      18
           and Results of Operations (unaudited)

           Supplemental Financial Information (unaudited)                   46



                        Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 47

Signature                                                                   51
                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    491,345  $    488,386
Interest-earning time deposits in other banks.....     1,358,245     1,525,748
Federal funds sold and securities purchased
 under resale agreements..........................       400,000             -
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,797,192 and $2,772,305 at
   June 30, 2000 and December 31, 1999,
   respectively)..................................     2,781,524     2,752,663
  Held-to-maturity (market value of $284,359
   and $264,832 at June 30, 2000 and
   December 31, 1999, respectively)...............       313,709       293,641
Loans held for securitization.....................     7,426,197     9,692,616
Loans:
  Credit card.....................................     6,791,080     6,060,564
  Other consumer..................................     2,904,205     1,910,529
                                                    ------------  ------------
    Total loans...................................     9,695,285     7,971,093
  Reserve for possible credit losses..............      (375,300)     (355,959)
                                                    ------------  ------------
    Net loans.....................................     9,319,985     7,615,134
Premises and equipment, net.......................     1,673,323     1,659,446
Accrued income receivable.........................       183,872       216,867
Accounts receivable from securitizations..........     5,456,904     4,128,046
Prepaid expenses and deferred charges.............       314,117       274,894
Other assets......................................     2,418,337     2,211,691
                                                    ------------  ------------
    Total assets..................................  $ 32,137,558  $ 30,859,132
                                                    ============  ============




                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 15,246,694  $ 13,700,508
  Money market deposit accounts...................     4,516,707     4,397,909
  Noninterest-bearing demand deposits.............       632,850       567,686
  Interest-bearing transaction accounts...........        34,226        39,388
  Savings accounts................................         9,369         9,262
                                                    ------------  ------------
    Total deposits................................    20,439,846    18,714,753
Short-term borrowings.............................       342,832     1,039,004
Long-term debt and bank notes.....................     5,484,948     5,708,880
Accrued interest payable..........................       187,077       182,990
Accrued expenses and other liabilities............     1,223,083     1,014,062
                                                    ------------  ------------
    Total liabilities.............................    27,677,786    26,659,689

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at June 30, 2000 and
 December 31, 1999)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 801,781,250 shares issued
 and outstanding at June 30, 2000 and
 December 31, 1999)...............................         8,018         8,018
Additional paid-in capital........................     1,213,041     1,305,935
Retained earnings.................................     3,282,235     2,897,964
Accumulated other comprehensive income............       (43,608)      (12,560)
                                                    ------------  ------------
    Total stockholders' equity....................     4,459,772     4,199,443
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 32,137,558  $ 30,859,132
                                                    ============  ============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
                                                 (unaudited)
INTEREST INCOME
Loans.......................... $  326,851  $  343,265  $  594,967  $  725,092
Investment securities:
  Taxable......................     43,268      30,471      84,688      54,792
  Tax-exempt...................      1,169         859       2,137       1,736
Time deposits in other banks...     18,673      22,222      37,834      62,771
Federal funds sold and
 securities purchased under
 resale agreements.............      4,471       6,202      12,297      24,423
Loans held for securitization..    273,473     183,805     602,668     259,358
                                ----------  ----------  ----------  ----------
   Total interest income.......    667,905     586,824   1,334,591   1,128,172
INTEREST EXPENSE
Deposits.......................    292,963     221,771     568,073     435,475
Short-term borrowings..........     11,507       7,730      23,576      17,236
Long-term debt and bank notes..     95,122      90,262     191,558     181,619
                                ----------  ----------  ----------  ----------
   Total interest expense......    399,592     319,763     783,207     634,330
                                ----------  ----------  ----------  ----------
NET INTEREST INCOME............    268,313     267,061     551,384     493,842
Provision for possible credit
 losses........................     89,301     129,756     189,147     214,220
                                ----------  ----------  ----------  ----------
Net interest income after
 provision for possible credit
 losses........................    179,012     137,305     362,237     279,622
OTHER OPERATING INCOME
Interchange....................     66,598      60,988     134,348     100,780
Credit card fees...............     66,049      53,309     138,540      91,917
Securitization income..........  1,002,128     873,182   1,930,916   1,675,785
Insurance......................     19,450      19,396      36,493      28,812
Other..........................     39,146      21,657      64,110      34,968
                                ----------  ----------  ----------  ----------
   Total other operating
    income..................... $1,193,371  $1,028,532  $2,304,407  $1,932,262




                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits. $  382,209  $  342,176  $  747,014  $  633,015
Occupancy expense of premises.. 33,210 31,030 67,259 61,956 Furniture and equipment
 expense.......................     47,441      45,316      96,751      89,906
Other..........................    448,479     380,301     915,625     759,519
                                ----------  ----------  ----------  ----------
   Total other operating
    expense....................    911,339     798,823   1,826,649   1,544,396
                                ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES.....    461,044     367,014     839,995     667,488
Applicable income taxes........    175,658     139,832     320,038     254,313
                                ----------  ----------  ----------  ----------
NET INCOME..................... $  285,386  $  227,182  $  519,957  $  413,175
                                ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE...... $      .35  $      .28  $      .64  $      .51
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION.............        .34         .27         .62         .49

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.























                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 1999.          8,574     801,781   $      86  $    8,018
Comprehensive income:
  Net income...............              -           -           -           -
  Other comprehensive
   income, net of tax......              -           -           -           -

Comprehensive income.......

Cash dividends:
  Common-$.16 per share....              -           -           -           -
  Preferred................              -           -           -           -
Exercise of stock options
 and other awards..........              -       5,371           -          54
Acquisition and retirement
 of common stock...........              -      (5,371)          -         (54)
                               -----------  ----------   ---------  ----------
BALANCE, JUNE 30, 2000.....          8,574     801,781   $      86  $    8,018
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 1998.          8,574     751,796   $      86  $    7,518
Comprehensive income:
  Net income...............              -           -           -           -
  Other comprehensive
   income, net of tax......              -           -           -           -

Comprehensive income.......

Cash dividends:
  Common-$.14 per share....              -           -           -           -
  Preferred................              -           -           -           -
Exercise of stock options
 and other awards..........              -       4,387           -          44
Issuance of common stock,
 net of issuance costs.....              -      50,000           -         500
Acquisition and retirement
 of common stock...........              -      (4,400)          -         (44)
                               -----------  ----------   ---------  ----------
BALANCE, JUNE 30, 1999.....          8,574     801,783   $      86  $    8,018
                               ===========  ==========   =========  ==========












                                                    Accumulated
                            Additional                 Other         Total
                             Paid-in     Retained  Comprehensive  Stockholders'
                             Capital     Earnings     Income         Equity
                            ----------  ---------- -------------  ------------
BALANCE, DECEMBER 31, 1999. $1,305,935  $2,897,964 $     (12,560) $  4,199,443
Comprehensive income:
  Net income...............          -     519,957             -       519,957
  Other comprehensive
   income, net of tax......          -           -       (31,048)      (31,048)
                                                                  ------------
Comprehensive income.......                                            488,909
                                                                  ------------
Cash dividends:
  Common-$.16 per share....          -    (128,288)            -      (128,288)
  Preferred................          -      (7,398)            -        (7,398)
Exercise of stock options
 and other awards..........     50,335           -             -        50,389
Acquisition and retirement
 of common stock...........   (143,229)          -             -      (143,283)
                            ----------  ---------- -------------  ------------
BALANCE, JUNE 30, 2000..... $1,213,041  $3,282,235 $     (43,608) $  4,459,772
                            ==========  ========== =============  ============

BALANCE, DECEMBER 31, 1998. $  271,050  $2,112,374 $           7  $  2,391,035
Comprehensive income:
  Net income...............          -     413,175             -       413,175
  Other comprehensive
   income, net of tax......          -           -       (21,461)      (21,461)
                                                                  ------------
Comprehensive income.......                                            391,714
                                                                  ------------
Cash dividends:
  Common-$.14 per share....          -    (112,264)            -      (112,264)
  Preferred................          -      (7,043)            -        (7,043)
Exercise of stock options
 and other awards..........     52,891           -             -        52,935
Issuance of common stock,
 net of issuance costs.....  1,173,586           -             -     1,174,086
Acquisition and retirement
 of common stock...........   (116,989)          -             -      (117,033)
                            ----------  ---------- -------------  ------------
BALANCE, JUNE 30, 1999..... $1,380,538  $2,406,242 $     (21,454) $  3,773,430
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

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    519,957  $    413,175
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Provision for possible credit losses............       189,147       214,220
  Depreciation, amortization, and accretion.......       251,537       191,959
  Provision (benefit) for deferred income taxes...        12,308        (8,163)
  Decrease in accrued income receivable...........        32,995        36,172
  Increase in accounts receivable from
   securitizations................................    (1,328,858)     (167,666)
  Increase in accrued interest payable............         4,087         2,716
  Decrease in other operating activities..........           118       144,420
                                                    ------------  ------------
Net cash (used in) provided by operating
 activities.......................................      (318,709)      826,833

INVESTING ACTIVITIES
Net (increase) decrease in money market
 instruments......................................      (232,497)    1,211,647
Proceeds from maturities of investment securities
 available-for-sale...............................       253,395      469,279
Purchases of investment securities
 available-for-sale...............................      (298,343)   (1,186,826)
Proceeds from maturities of investment securities
 held-to-maturity ................................         5,651        27,688
Purchases of investment securities
 held-to-maturity.................................       (26,323)      (64,735)
Proceeds from securitization of loans.............     6,677,685     4,628,709
Proceeds from sale of loans.......................        67,407         4,741
Acquisition of credit card business of
 PNC Bank, N.A....................................             -    (3,191,786)
Loan portfolio acquisitions.......................    (1,397,080)     (938,733)
Amortization of securitized loans.................    (2,031,196)   (1,602,124)
Net loan originations.............................    (3,171,885)   (1,551,745)
Net purchases of premises and equipment...........      (118,627)     (116,672)
                                                    ------------  ------------
    Net cash used in investing activities.........  $   (271,813) $ (2,310,557)














                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase in time deposits.....................  $  1,546,186  $    748,002
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       178,907       222,440
Net decrease in short-term borrowings.............      (696,172)     (684,931)
Proceeds from issuance of long-term debt
 and bank notes...................................       413,814       376,632
Maturity of long-term debt and bank notes.........      (597,711)     (184,812)
Proceeds from exercise of stock options
 and other awards.................................        19,395        20,649
Acquisition and retirement of common stock........      (143,283)     (117,033)
Proceeds from issuance of common stock............             -     1,174,086
Dividends paid....................................      (127,655)     (108,308)
                                                    ------------  ------------
    Net cash provided by financing activities.....       593,481     1,446,725
                                                    ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..         2,959       (36,999)
Cash and cash equivalents at beginning of period..       488,386       382,882
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    491,345  $    345,883
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    778,727  $    629,952
                                                    ============  ============
Income taxes paid.................................  $    396,115  $    262,520
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













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly cash dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2000  April 15, 2000      7.50%    $ .46875     6.40%    $  .39970
April 13, 2000    July 17, 2000       7.50       .46875     6.07        .37960
July 12, 2000     October 16, 2000    7.50       .46875     6.02        .37650

NOTE C: COMMON STOCK

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

On July 12, 2000 the Corporation's Board of Directors declared a quarterly cash dividend of $.08 per common share, payable October 1, 2000 to stockholders of record as of September 15, 2000.









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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
BASIC
Net income........................  $ 285,386  $ 227,182  $ 519,957  $ 413,175
Less: preferred stock dividend
 requirements.....................      3,672      3,527      7,398      7,043
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................  $ 281,714  $ 223,655  $ 512,559  $ 406,132
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000)................    801,821    801,803    801,835    800,180
                                    =========  =========  =========  =========
Earnings per common share.........  $     .35  $     .28  $     .64  $     .51
                                    =========  =========  =========  =========

DILUTED
Net income........................  $ 285,386  $ 227,182  $ 519,957  $ 413,175
Less: preferred stock dividend
 requirements.....................      3,672      3,527      7,398      7,043
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................  $ 281,714  $ 223,655  $ 512,559  $ 406,132
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000)................    801,821    801,803    801,835    800,180
Net effect of dilutive stock
 options-based on the treasury
 stock method using average
 market price (000)...............     24,487     36,968     23,541     36,660
                                    ---------  ---------  ---------  ---------
Weighted average common shares
 outstanding and common stock
 equivalents (000)................    826,308    838,771    825,376    836,840
                                    =========  =========  =========  =========
Earnings per common share-
 assuming dilution................  $     .34  $     .27  $     .62  $     .49
                                    =========  =========  =========  =========

NOTE E: INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. The Corporation generally amortizes its intangible assets using an accelerated method in order to better match the expected future cash flows from the use of the asset. Intangible assets, which are included in other assets, had a net book value of $1.7 billion and $1.6 billion at June 30, 2000 and December 31, 1999, respectively. The Corporation had accumulated amortization related to its intangible assets of $423.2 million at June 30, 2000 and $314.3 million at December 31, 1999.

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

NOTE F: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
Net income........................  $ 285,386  $ 227,182  $ 519,957  $ 413,175

Other comprehensive income:
  Foreign currency translation....    (28,349)    (7,976)   (34,062)   (15,939)
  Net unrealized gains (losses)
   on investment securities
   available-for-sale and other
   financial instruments..........      3,735     (4,278)     3,014     (3,071)
  Minimum benefit plan liability
   adjustment.....................          -          -          -     (2,451)
                                    ---------  ---------  ---------  ---------
Other comprehensive income........    (24,614)   (12,254)   (31,048)   (21,461)
                                    ---------  ---------  ---------  ---------
Comprehensive income..............  $ 260,772  $ 214,928  $ 488,909  $ 391,714
                                    =========  =========  =========  =========






The components of accumulated other comprehensive income, net of tax, are as follows:
                                                     June 30,    December 31,
                                                       2000          1999
                                                   ------------  ------------
Foreign currency translation.....................  $    (38,378) $     (4,316)
Net unrealized losses on investment securities
 available-for-sale and other financial
 instruments.....................................        (5,230)       (8,244)
                                                   ------------  ------------
Accumulated other comprehensive income...........  $    (43,608) $    (12,560)
                                                   ============  ============

NOTE G: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 2000, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)
Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of .80% on the yen denominated note, payable
 annually, maturing in 2002 (JPY5.5 billion).............      $ 51,249

Floating-Rate Euro Medium-Term Notes, priced between
 25 basis points and 35 basis points over the
 three-month Japanese London Interbank Offered Rate
 (LIBOR), with interest payable quarterly, maturing
 in varying amounts in 2002 and 2003 (JPY7.0 billion)....        63,989

Floating-Rate Euro Medium-Term Notes, priced between
 50 basis points and 58 basis points over the
 three-month Sterling LIBOR, with interest payable
 quarterly, maturing in varying amounts in 2003 and 2004
 (35.0 million pounds sterling)..........................        55,419

Fixed-Rate Medium-Term Deposit Notes, with an interest
 rate of 7.26% on the Canadian dollar denominated notes,
 payable semiannually, maturing in 2003 (CAD$20.0
 million)................................................        13,779

Floating-Rate Medium-Term Deposit Notes, priced between
 55 basis points and 60 basis points over the ninety-day
 Bankers Acceptance Rate, payable quarterly, maturing
 in varying amounts in 2002 and 2005 (CAD$75.0 million)..        51,676

Floating-Rate Euro Medium-Term Notes, priced at 62.5
 basis points over the three-month Euro Interbank
 Offered Rate (EURIBOR), payable quarterly, maturing in
 2003 (EUR150.0 million).................................       143,505

Floating-Rate Bank Notes, priced between 56 basis points
 and 60 basis points over the three-month LIBOR, payable
 quarterly, maturing in 2005.............................        35,000
During the six months ended June 30, 2000, MBNA International Bank Limited entered into foreign exchange swap agreements to offset the exposure to foreign currency exchange rate risk related to the issuance of Euro Medium-Term Notes denominated in Japanese yen and Euro currencies.

Also, during the three months ended June 30, 2000, MBNA International Bank Limited redeemed 34.0 million pounds sterling of Subordinated Guaranteed Floating-Rate Notes in accordance with the terms of the notes.

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







SEGMENT REPORTING
(dollars in thousands)
                                           For the Three Months Ended
                                                 June 30, 2000
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  2,663,805  $   (1,995,900) $    667,905
Interest expense.................     1,273,297        (873,705)      399,592
                                   ------------  --------------  ------------
Net interest income..............     1,390,508      (1,122,195)      268,313
Provision for possible credit
 losses..........................       731,508        (642,207)       89,301
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................       659,000        (479,988)      179,012
Other operating income...........       713,383         479,988     1,193,371
Other operating expense..........       911,339               -       911,339
                                   ------------  --------------  ------------
Income before income taxes.......       461,044               -       461,044
Applicable income taxes..........       175,658               -       175,658
                                   ------------  --------------  ------------
Net income.......................  $    285,386  $            -  $    285,386
                                   ============  ==============  ============


                                           For the Three Months Ended
                                                 June 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  2,217,233  $   (1,630,409) $    586,824
Interest expense.................       915,528        (595,765)      319,763
                                   ------------  --------------  ------------
Net interest income..............     1,301,705      (1,034,644)      267,061
Provision for possible credit
 losses..........................       718,475        (588,719)      129,756
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................       583,230        (445,925)      137,305
Other operating income...........       582,607         445,925     1,028,532
Other operating expense..........       798,823               -       798,823
                                   ------------  --------------  ------------
Income before income taxes.......       367,014               -       367,014
Applicable income taxes..........       139,832               -       139,832
                                   ------------  --------------  ------------
Net income.......................  $    227,182  $            -  $    227,182
                                   ============  ==============  ============





                                            For the Six Months Ended
                                                 June 30, 2000
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  5,213,082  $   (3,878,491) $  1,334,591
Interest expense.................     2,466,239      (1,683,032)      783,207
                                   ------------  --------------  ------------
Net interest income..............     2,746,843      (2,195,459)      551,384
Provision for possible credit
 losses..........................     1,463,311      (1,274,164)      189,147
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................     1,283,532        (921,295)      362,237
Other operating income...........     1,383,112         921,295     2,304,407
Other operating expense..........     1,826,649               -     1,826,649
                                   ------------  --------------  ------------
Income before income taxes.......       839,995               -       839,995
Applicable income taxes..........       320,038               -       320,038
                                   ------------  --------------  ------------
Net income.......................  $    519,957  $            -  $    519,957
                                   ============  ==============  ============

Ending loans outstanding.........  $ 76,332,656  $  (59,211,174) $ 17,121,482


                                            For the Six Months Ended
                                                 June 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  4,350,826  $   (3,222,654) $  1,128,172
Interest expense.................     1,817,202      (1,182,872)      634,330
                                   ------------  --------------  ------------
Net interest income..............     2,533,624      (2,039,782)      493,842
Provision for possible credit
 losses..........................     1,366,427      (1,152,207)      214,220
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................     1,167,197        (887,575)      279,622
Other operating income...........     1,044,687         887,575     1,932,262
Other operating expense..........     1,544,396               -     1,544,396
                                   ------------  --------------  ------------
Income before income taxes.......       667,488               -       667,488
Applicable income taxes..........       254,313               -       254,313
                                   ------------  --------------  ------------
Net income.......................  $    413,175  $            -  $    413,175
                                   ============  ==============  ============

Ending loans outstanding.........  $ 64,524,688  $  (49,182,696) $ 15,341,992

NOTE J: NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137"), was issued and extends the effective date for Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" ("Statement No. 138"). Statement No. 138 addresses a limited number of issues causing implementation difficulties for entities that apply Statement No. 133, and amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. Based on the Corporation's current level of derivative and hedging activities, the implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, should not have a material impact on the Corporation's consolidated financial statements.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44") which is an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. The effective date for Interpretation No. 44 is July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 31, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation will be recognized on a prospective basis from July 1, 2000. The Corporation adopted Interpretation No. 44 on July 1, 2000 and the implementation of Interpretation No. 44 did not have a material impact on the Corporation's consolidated financial statements.







In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides further guidance in applying generally accepted accounting principles to selected revenue recognition issues, in addition to providing disclosure requirements. The Corporation adopted SAB No. 101 during the three months ended June 30, 2000 and the implementation of SAB No. 101 did not have a material impact on the Corporation's consolidated financial statements.







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

EARNINGS SUMMARY

Net income for the three months ended June 30, 2000 increased 25.6% to $285.4 million or $.34 per common share, from $227.2 million or $.27 per common share for the same period in 1999. Net income for the six months ended June 30, 2000 increased 25.8% to $520.0 million or $.62 per common share, from $413.2 million or $.49 per common share for the same period in 1999. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 17.5% and 19.6% to $74.1 billion and $73.0 billion for the three and six months ended June 30, 2000, compared to $63.1 billion and $61.1 billion for the same periods in 1999, respectively. Total managed loans at June 30, 2000 were $76.3 billion, an $11.8 billion increase from June 30, 1999, and a $4.1 billion increase since December 31, 1999. During the six months ended June 30, 2000, the Corporation acquired 212 new endorsements from organizations and added 5.3 million new accounts.



The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange, credit card and other fees, and insurance income in excess of interest paid to investors, credit losses, and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. Gains are recognized by the Corporation in securitization income at the time of initial sale and each subsequent sale of loan receivables in a securitization. During the three and six months ended June 30, 2000, the Corporation securitized $5.2 billion and $6.7 billion of credit card and other consumer loan receivables, respectively, bringing the total amount of outstanding securitized loans to $59.2 billion at June 30, 2000.

The Corporation's return on average total assets for the three and six months ended June 30, 2000 was 3.63% and 3.33%, as compared to 3.28% and 3.05% for the same periods in 1999, respectively. The Corporation's return on average stockholders' equity for the three and six months ended June 30, 2000 was 26.36% and 24.44%, compared to 24.68% and 23.24% for the same periods in 1999, respectively.

NET INTEREST INCOME

Net interest income for the three months ended June 30, 2000, on a fully taxable equivalent basis, was $268.9 million compared to $267.5 million for the same period in 1999. Average interest-earning assets increased $1.5 billion for the three months ended June 30, 2000, as compared to the same period in 1999. The yield on average interest-earning assets increased 74 basis points for the three months ended June 30, 2000, as compared to the same period in 1999. The increase in the yield earned by the Corporation on average interest-earning assets is primarily the result of a change in the mix of interest-earning assets to higher yielding loan receivables from lower yielding investment securities and money market instruments. Average interest-bearing liabilities increased $2.8 billion for the three months ended June 30, 2000, as compared to the same period in 1999. The rate paid on average interest-bearing liabilities increased 65 basis points for the three months ended June 30, 2000, as compared to the same period in 1999. The increase in the rate paid on average interest-earning liabilities reflects actions by the Federal Reserve Board which impacted overall market interest rates. The increase in average interest-bearing liabilities of $2.8 billion for the three months ended June 30, 2000 is primarily a result of an increase of $3.0 billion in average domestic interest-bearing deposits, which were used to fund the increase in average interest-earning assets, accounts receivable from securitization, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitization and the value of acquired Customer accounts are included in other assets in Table 2.

Net interest income for the six months ended June 30, 2000, on a fully taxable equivalent basis, was $552.5 million compared to $494.8 million for the same period in 1999. The increase in net interest income for the six months ended June 30, 2000 is primarily a result of an increase in average interest-earning assets of $1.9 billion, as compared to the same period in 1999. Average loan receivables for the six months ended June 30, 2000 increased $2.9 billion, as compared to the same period in 1999. Average investment securities and money market instruments decreased $980.8 million for the six months ended June 30, 2000 as compared to the same period in 1999. The yield on average interest-earning assets increased 88 basis points for the six months ended June 30, 2000, as compared to same period in 1999. The increase in the yield earned by the Corporation on average interest-earning assets is primarily the result of a change in the mix of interest-earning assets to higher yielding loan receivables from lower yielding investment securities and money market instruments. Average interest-bearing liabilities increased of $3.0 billion for the six months ended June 30, 2000, as compared to the same period in 1999.
The increase in average interest-bearing liabilities for the six months ended June 30, 2000 is primarily a result of an increase $3.2 billion in average interest-bearing deposits. The rate paid on average interest-bearing liabilities increased 48 basis points for the six months ended June 30, 2000, as compared to the same period in 1999. The increase in the rate paid on average interest-earning liabilities reflects actions by the Federal Reserve Board which impacted overall market interest rates.

The net interest margin, on a fully taxable equivalent basis, was 4.96% and 5.04% for the three and six months ended June 30, 2000, as compared to 5.29% and 4.95% for the same periods in 1999, respectively.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, increased $13.3 million and $30.5 million to $45.1 million and $88.0 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increase in interest income on investment securities for the three and six months ended June 30, 2000 was the result of an increase in average investment securities of $656.4 million and $882.3 million, respectively. In addition, the yield earned on average investment securities increased 62 basis points and 46 basis points for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999.

Interest income on money market instruments decreased $5.3 million and $37.1 million to $23.1 million and $50.1 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The decrease in interest income on money market instruments for the three and six months ended June 30, 2000 is a result of a decrease of $831.7 million and $1.9 billion in average money market instruments, offset by an increase of 136 basis points and 107 basis points in the yield earned on average money market instruments, respectively, as compared to the same periods in 1999.

Average investment securities and money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average money market instruments were also higher than normal during the six months ended
June 30, 1999 as a result of the temporary investment of the net proceeds from the issuance of common stock by the Corporation in January 1999. The increase in average investment securities and the decline in average money market instruments for the three and six months ended June 30, 2000 are primarily a result of the Corporation reinvesting funds during the fourth quarter of 1999 from maturing money market instruments into U.S. Treasury obligations, included in the investment securities available-for-sale portfolio, as part of the Corporation's Year 2000 readiness planning. The Corporation tries to maintain its investment securities and money market instruments position at a level appropriate for the Corporation's anticipated and potential liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets were 20.9% and 21.4% for the three and six months ended June 30, 2000, as compared to 23.3% and 28.3% for the same periods in 1999, respectively.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$73.3 million and $213.2 million to $600.3 million and $1.2 billion for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increase is primarily attributable to an increase in average loan receivables of $1.7 billion and $2.9 billion for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The yield earned by the Corporation on loan receivables increased 42 basis points to 14.01% and 15 basis points to 13.90% for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)                             June 30,     December 31,
                                                     2000           1999
                                                 -------------  -------------
                                                  (unaudited)
Loans held for securitization:
  Domestic:
    Credit card................................  $   5,965,379  $   7,835,429
    Other consumer.............................        563,214      1,001,271
                                                 -------------  -------------
      Total domestic loans held for
       securitization..........................      6,528,593      8,836,700
  Foreign......................................        897,604        855,916
                                                 -------------  -------------
      Total loans held for securitization......      7,426,197      9,692,616
Loan portfolio:
  Domestic:
    Credit card................................      5,769,867      5,116,381
    Other consumer.............................      2,095,494      1,268,019
                                                 -------------  -------------
      Total domestic loan portfolio............      7,865,361      6,384,400
  Foreign......................................      1,829,924      1,586,693
                                                 -------------  -------------
      Total loan portfolio.....................      9,695,285      7,971,093
                                                 -------------  -------------
      Total loan receivables...................  $  17,121,482  $  17,663,709
                                                 =============  =============

Loan receivables decreased $542.2 million to $17.1 billion at June 30, 2000, compared to December 31, 1999. The decrease in loan receivables at June 30, 2000 was primarily due to the Corporation securitizing $5.3 billion of domestic credit card loan receivables, $1.1 billion of other consumer loan receivables, and $270.0 million of foreign loans, offset by the Corporation's net loan originations, loan portfolio acquisitions, and $2.0 billion of previously securitized loans amortizing back into the Corporation's loan portfolio. During the six months ended June 30, 2000, the Corporation acquired $993.1 million of domestic credit card loan receivables, and $209.8 million of domestic other consumer loan receivables, respectively.

DEPOSITS

Total interest expense on deposits increased $71.2 million and $132.6 million to $293.0 million and $568.1 million for the three and six months ended
June 30, 2000, respectively, compared to $221.8 million and $435.5 million for the same periods in 1999. The increase in interest expense for the three and six months ended June 30, 2000 is the result of an increase in average interest-bearing deposits of $3.0 billion and $3.2 billion, respectively, in addition to a 63 basis point and a 46 basis point increase in the rates paid on average interest-bearing deposits, respectively, as compared with the same periods in 1999. The increase in average interest-bearing deposits for the three and six months ended June 30, 2000 was a result of the Corporation's continued emphasis on marketing domestic certificates of deposit as well as obtaining other domestic deposits through the use of third-party intermediaries to fund loan and other asset growth and to diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings was $11.5 million and $23.6 million for the three and six months ended June 30, 2000, as compared to $7.7 million and $17.2 million for the same periods in 1999, respectively. The increase was a result of an increase in average short-term borrowings of $141.6 million and $112.7 million for the three and six months ended June 30, 2000, respectively, combined with a 108 basis point and 87 basis point increase in the rates paid on average short-term borrowings, as compared to the same periods in 1999. The increases in average short-term borrowings for the three and six months ended June 30, 2000 were primarily to provide funding for the Corporation's short-term domestic liquidity needs.

Total interest expense on long-term debt and bank notes for the three and six months ended June 30, 2000 increased to $95.1 million and $191.6 million, as compared to $90.3 million and $181.6 million for the same periods in 1999, respectively. Interest on domestic long-term debt and bank notes for the three and six months ended June 30, 2000 decreased $4.9 million and $9.7 million as a result of the maturing of domestic long-term debt and bank notes being replaced by domestic deposits, offset by an increase in the rates paid of 88 basis points and 73 basis points on average long-term debt and bank notes, respectively, as compared to the same periods in 1999. Interest on foreign long-term debt and bank notes for the three and six months ended June 30, 2000 increased $9.8 million and $19.6 million, respectively, primarily as a result of the issuances of Euro Medium-Term Notes by MBNA Europe and Medium-Term Deposit Notes by MBNA Canada, as compared to the same periods in 1999.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and six months ended June 30, 2000 and 1999, respectively.
TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      1,332    2.72% $        9
    Foreign..................................     1,196,294    6.27      18,664
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,197,626    6.27      18,673
  Federal funds sold and securities
   purchased under resale agreements.........       281,253    6.39       4,471
                                               ------------           ---------
        Total money market instruments.......     1,478,879    6.29      23,144
  Investment securities(a):
    Taxable..................................     2,982,729    5.83      43,268
    Tax-exempt(b)............................       102,854    7.03       1,797
                                               ------------           ---------
        Total investment securities..........     3,085,583    5.87      45,065
  Loans held for securitization:
    Domestic.................................     6,807,891   14.58     246,768
    Foreign..................................       823,469   13.04      26,705
                                               ------------          ----------
        Total loans held for securitization..     7,631,360   14.41     273,473
  Loans:
    Domestic:
      Credit card............................     5,793,721   13.61     196,009
      Other consumer.........................     2,011,071   14.81      74,072
                                               ------------          ----------
        Total domestic loans.................     7,804,792   13.92     270,081
    Foreign..................................     1,792,467   12.74      56,770
                                               ------------          ----------
        Total loans..........................     9,597,259   13.70     326,851
                                               ------------          ----------
        Total loan receivables...............    17,228,619   14.01     600,324
                                               ------------          ----------
        Total interest-earning assets........    21,793,081   12.34  $  668,533
Cash and due from banks......................       644,953
Premises and equipment, net..................     1,664,922
Other assets.................................     7,901,177
Reserve for possible credit losses...........      (369,405)
                                               ------------
        Total assets.........................  $ 31,634,728
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                  For the Three Months Ended
                                                        June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 13,728,392    6.25% $  213,435
      Money market deposit accounts..........     4,526,929    6.01      67,591
      Interest-bearing transaction accounts..        36,253    5.19         468
      Savings accounts.......................         9,412    5.13         120
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    18,300,986    6.19     281,614
    Foreign:
      Time deposits..........................       792,128    5.76      11,349
                                               ------------          ----------
        Total interest-bearing deposits......    19,093,114    6.17     292,963
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       522,230    6.46       8,393
      Foreign................................       221,081    5.67       3,114
                                               ------------          ----------
        Total short-term borrowings..........       743,311    6.23      11,507
    Long-term debt and bank notes:
      Domestic(c)............................     4,558,577    6.87      77,884
      Foreign................................     1,035,460    6.70      17,238
                                               ------------          ----------
        Total long-term debt and bank notes..     5,594,037    6.84      95,122
                                               ------------          ----------
        Total borrowed funds.................     6,337,348    6.77     106,629
                                               ------------          ----------
        Total interest-bearing liabilities...    25,430,462    6.32     399,592
Demand deposits..............................       643,729
Other liabilities............................     1,206,080
                                               ------------
        Total liabilities....................    27,280,271
Stockholders' equity.........................     4,354,457
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 31,634,728
                                               ============          ----------
        Net interest income..................                        $  268,941
                                                                     ==========
        Net interest margin..................                  4.96
        Interest rate spread.................                  6.02

(b) The fully taxable equivalent adjustment for the three months ended
    June 30, 2000 was $628.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                  For the Three Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      3,292    3.41% $       28
    Foreign..................................     1,792,743    4.97      22,194
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,796,035    4.96      22,222
  Federal funds sold and securities
   purchased under resale agreements.........       514,579    4.83       6,202
                                                -----------          ----------
        Total money market instruments.......     2,310,614    4.93      28,424
  Investment securities(a):
    Taxable..................................     2,332,847    5.24      30,471
    Tax-exempt(b)............................        96,367    5.50       1,321
                                               ------------          ----------
        Total investment securities..........     2,429,214    5.25      31,792
  Loans held for securitization:
    Domestic.................................     4,247,624   13.99     148,204
    Foreign..................................     1,028,800   13.88      35,601
                                               ------------          ----------
        Total loans held for securitization..     5,276,424   13.97     183,805
  Loans:
    Domestic:
      Credit card............................     7,377,201   13.29     244,502
      Other consumer.........................     1,974,220   13.47      66,293
                                               ------------          ----------
        Total domestic loans.................     9,351,421   13.33     310,795
    Foreign..................................       933,159   13.96      32,470
                                               ------------          ----------
        Total loans..........................    10,284,580   13.39     343,265
                                               ------------          ----------
        Total loan receivables...............    15,561,004   13.59     527,070
                                               ------------          ----------
        Total interest-earning assets........    20,300,832   11.60  $  587,286
Cash and due from banks......................       498,452
Premises and equipment, net..................     1,635,532
Other assets.................................     5,694,648
Reserve for possible credit losses...........      (314,618)
                                               ------------
        Total assets.........................  $ 27,814,846
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                  For the Three Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 10,849,744    5.87% $  158,673
      Money market deposit accounts..........     4,306,524    4.82      51,733
      Interest-bearing transaction accounts..        37,180    4.38         406
      Savings accounts.......................        77,728    4.28         830
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    15,271,176    5.56     211,642
    Foreign:
      Time deposits..........................       773,589    5.25      10,129
                                               ------------          ----------
        Total interest-bearing deposits......    16,044,765    5.54     221,771
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       367,979    5.34       4,902
      Foreign................................       233,687    4.85       2,828
                                               ------------          ----------
        Total short-term borrowings..........       601,666    5.15       7,730
    Long-term debt and bank notes:
      Domestic(c)............................     5,542,774    5.99      82,798
      Foreign................................       425,171    7.04       7,464
                                               ------------          ----------
        Total long-term debt and bank notes..     5,967,945    6.07      90,262
                                               ------------          ----------
        Total borrowed funds.................     6,569,611    5.98      97,992
                                               ------------          ----------
        Total interest-bearing liabilities...    22,614,376    5.67     319,763
Demand deposits..............................       534,961
Other liabilities............................       972,943
                                               ------------
        Total liabilities....................    24,122,280
Stockholders' equity.........................     3,692,566
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 27,814,846
                                               ============          ----------
        Net interest income..................                        $  267,523
                                                                     ==========
        Net interest margin..................                  5.29
        Interest rate spread.................                  5.93

(b) The fully taxable equivalent adjustment for the three months ended
    June 30, 1999 was $462.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                  For the Six Months Ended
                                                        June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      2,302    3.93% $       45
    Foreign..................................     1,250,099    6.08      37,789
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,252,401    6.08      37,834
  Federal funds sold and securities
   purchased under resale agreements.........       410,857    6.02      12,297
                                               ------------           ---------
        Total money market instruments.......     1,663,258    6.06      50,131
  Investment securities(a):
    Taxable..................................     2,953,497    5.77      84,688
    Tax-exempt(b)............................       102,962    6.42       3,287
                                               ------------           ---------
        Total investment securities..........     3,056,459    5.79      87,975
  Loans held for securitization:
    Domestic.................................     7,666,608   14.26     543,675
    Foreign..................................       886,818   13.38      58,993
                                               ------------          ----------
        Total loans held for securitization..     8,553,426   14.17     602,668
  Loans:
    Domestic:
      Credit card............................     5,320,724   13.59     359,560
      Other consumer.........................     1,782,602   14.73     130,545
                                               ------------          ----------
        Total domestic loans.................     7,103,326   13.88     490,105
    Foreign..................................     1,667,139   12.65     104,862
                                               ------------          ----------
        Total loans..........................     8,770,465   13.64     594,967
                                               ------------          ----------
        Total loan receivables...............    17,323,891   13.90   1,197,635
                                               ------------          ----------
        Total interest-earning assets........    22,043,608   12.19  $1,335,741
Cash and due from banks......................       640,515
Premises and equipment, net..................     1,666,051
Other assets.................................     7,428,010
Reserve for possible credit losses...........      (362,702)
                                               ------------
        Total assets.........................  $ 31,415,482
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.


                                                   For the Six Months Ended
                                                        June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 13,532,971    6.15% $  414,104
      Money market deposit accounts..........     4,476,267    5.86     130,489
      Interest-bearing transaction accounts..        36,814    5.05         924
      Savings accounts.......................         9,391    4.99         233
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    18,055,443    6.08     545,750
    Foreign:
      Time deposits..........................       790,211    5.68      22,323
                                               ------------          ----------
        Total interest-bearing deposits......    18,845,654    6.06     568,073
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       579,620    6.30      18,151
      Foreign................................       195,444    5.58       5,425
                                               ------------          ----------
        Total short-term borrowings..........       775,064    6.12      23,576
    Long-term debt and bank notes:
      Domestic(c)............................     4,698,169    6.81     159,007
      Foreign................................       997,787    6.56      32,551
                                               ------------          ----------
        Total long-term debt and bank notes..     5,695,956    6.76     191,558
                                               ------------          ----------
        Total borrowed funds.................     6,471,020    6.69     215,134
                                               ------------          ----------
        Total interest-bearing liabilities...    25,316,674    6.22     783,207
Demand deposits..............................       634,368
Other liabilities............................     1,186,637
                                               ------------
        Total liabilities....................    27,137,679
Stockholders' equity.........................     4,277,803
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 31,415,482
                                               ============          ----------
        Net interest income..................                        $  552,534
                                                                     ==========
        Net interest margin..................                  5.04
        Interest rate spread.................                  5.97

(b) The fully taxable equivalent adjustment for the six months ended
    June 30, 2000 was $1,150.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

                                                  For the Six Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      3,305    3.48% $       57
    Foreign..................................     2,502,662    5.05      62,714
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     2,505,967    5.05      62,771
  Federal funds sold and securities
   purchased under resale agreements.........     1,020,352    4.83      24,423
                                               ------------           ---------
        Total money market instruments.......     3,526,319    4.99      87,194
  Investment securities(a):
    Taxable..................................     2,079,960    5.31      54,792
    Tax-exempt(b)............................        94,231    5.71       2,670
                                               ------------           ---------
        Total investment securities..........     2,174,191    5.33      57,462
  Loans held for securitization:
    Domestic.................................     2,892,120   14.07     201,725
    Foreign..................................       819,018   14.19      57,633
                                               ------------          ----------
        Total loans held for securitization..     3,711,138   14.09     259,358
  Loans:
    Domestic:
      Credit card............................     7,513,745   13.56     505,316
      Other consumer.........................     2,226,229   13.79     152,215
                                               ------------          ----------
        Total domestic loans.................     9,739,974   13.61     657,531
    Foreign..................................       985,255   13.83      67,561
                                               ------------          ----------
        Total loans..........................    10,725,229   13.63     725,092
                                               ------------          ----------
        Total loan receivables...............    14,436,367   13.75     984,450
                                               ------------          ----------
        Total interest-earning assets........    20,136,877   11.31  $1,129,106
Cash and due from banks......................       493,774
Premises and equipment, net..................     1,627,541
Other assets.................................     5,332,420
Reserve for possible credit losses...........      (270,848)
                                               ------------
        Total assets.........................  $ 27,319,764
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.



                                                   For the Six Months Ended
                                                        June 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 10,609,746    5.92% $  311,243
      Money market deposit accounts..........     4,253,072    4.85     102,201
      Interest-bearing transaction accounts..        36,630    4.27         775
      Savings accounts.......................        67,268    4.32       1,441
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    14,966,716    5.60     415,660
    Foreign:
      Time deposits..........................       718,163    5.56      19,815
                                               ------------          ----------
        Total interest-bearing deposits......    15,684,879    5.60     435,475
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       436,523    5.37      11,622
      Foreign................................       225,835    5.01       5,614
                                               ------------          ----------
        Total short-term borrowings..........       662,358    5.25      17,236
    Long-term debt and bank notes:
      Domestic(c)............................     5,598,037    6.08     168,699
      Foreign................................       359,053    7.26      12,920
                                               ------------          ----------
        Total long-term debt and bank notes..     5,957,090    6.15     181,619
                                               ------------          ----------
        Total borrowed funds.................     6,619,448    6.06     198,855
                                               ------------          ----------
        Total interest-bearing liabilities...    22,304,327    5.74     634,330
Demand deposits..............................       524,155
Other liabilities............................       905,882
                                               ------------
        Total liabilities....................    23,734,364
Stockholders' equity.........................     3,585,400
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 27,319,764
                                               ============          ----------
        Net interest income..................                        $  494,776
                                                                     ==========
        Net interest margin..................                  4.95
        Interest rate spread.................                  5.57

(b) The fully taxable equivalent adjustment for the six months ended
    June 30, 1999 was $934.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

Total other operating income increased 16.0% and 19.3% to $1.2 billion and $2.3 billion for the three and six months ended June 30, 2000, respectively, from $1.0 billion and $1.9 billion for the same periods in 1999. The increase in other operating income is primarily attributable to a $128.9 million and $255.1 million, or 14.8% and 15.2% increase, in securitization income for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increase in securitization income is primarily attributable to the growth in average securitized loans of $9.3 billion and $9.1 billion, or 19.7% and 19.4%, for the three and six months ended June 30, 2000, respectively, offset by an increase in the average rate paid to investors in the Corporation's securitized loans. Credit card fees increased 23.9% and 50.7% to $66.0 million and $138.5 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. Credit card fees increased as a result of the growth in the Corporation's outstanding loan receivables, accounts, and the number of fees assessed. Also, loan servicing fees related to securitized loans and credit card fees increased for the three and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of the Corporation increasing its fees charged to credit card and other consumer loan Customers during the first three months of 1999. Interchange income increased $5.6 million and $33.6 million to $66.6 million and $134.3 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, as a result of an increase in the Corporation's sales volume, in addition to an increase in the interchange rate set by MasterCard International and Visa International in April 1999.

OTHER OPERATING EXPENSE

Total other operating expense increased 14.1% and 18.3% to $911.3 million and $1.8 billion for the three and six months ended June 30, 2000, respectively, from $798.8 million and $1.5 billion for the same periods in 1999. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining credit card and other consumer loan Customers. For the six months ended June 30, 2000, the Corporation added 5.3 million new accounts or 6.8 million new Customers. The Corporation added 212 new endorsements from organizations during the six months ended June 30, 2000.

The growth in total other operating expense included an increase in salaries and employee benefits of $40.0 million and $114.0 million to $382.2 million and $747.0 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increase in salaries and employee benefits reflects the increased number of people to service the Corporation's higher number of customers. The growth in other operating expense includes amortization of intangible assets which increased $13.4 million and $39.0 million to $57.6 million and $110.3 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increase in amortization of intangible assets is a result of the Corporation's loan portfolio acquisitions.

Table 3 provides further detail regarding the Corporation's other operating expenses.




TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Purchased services................  $  91,368  $  82,904  $ 181,544  $ 170,110
Advertising.......................     70,279     53,741    138,629    114,166
Collection........................     11,648      9,659     22,172     19,562
Stationery and supplies...........      8,920      9,464     18,099     19,164
Service bureau....................     11,677     11,275     24,512     21,607
Postage and delivery..............     89,418     76,681    187,616    153,326
Telephone usage...................     18,610     16,997     36,255     36,774
Loan receivable fraud losses......     34,371     23,642     68,070     46,279
Amortization of intangible assets.     57,580     44,172    110,287     71,323
Computer software.................     17,092     14,465     34,692     30,222
Other.............................     37,516     37,301     93,749     76,986
                                    ---------  ---------  ---------  ---------
  Total other operating expense...  $ 448,479  $ 380,301  $ 915,625  $ 759,519
                                    =========  =========  =========  =========

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency, as a percentage of the Corporation's loan portfolio was 3.77% at June 30, 2000, compared to 4.17% at June 30, 1999 and 3.82% at
December 31, 1999. The Corporation's managed delinquency, as a percentage of managed loans, was 4.44% at June 30, 2000, as compared to 4.64% at June 30, 1999 and 4.45% at December 31, 1999.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                           June 30, 2000     December 31, 1999
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio.........................  $  9,695,285        $ 7,971,093
Loans delinquent:
  30 to 59 days........................  $    131,519  1.36% $   105,667  1.33%
  60 to 89 days........................        72,512   .75       60,452   .76
  90 or more days......................       161,501  1.66      138,531  1.73
                                         ------------  ----  -----------  ----
    Total..............................  $    365,532  3.77% $   304,650  3.82%
                                         ============  ====  ===========  ====
Loans delinquent by geographic area:
  Domestic.............................  $    326,699  4.15% $   271,139  4.25%
  Foreign..............................        38,833  2.12       33,511  2.11

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or entering into special payment arrangements resulting in the Corporation not accruing interest income on the outstanding loan balance. These other nonperforming loans, excluding loans held for securitization, are presented in Table 5.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                           June 30, 2000     December 31, 1999
                                         ------------------  -----------------
                                             (unaudited)
Nonaccrual loans.......................  $           18,503  $          12,245
Reduced-rate loans.....................             148,014            153,082
                                         ------------------  -----------------
  Total other nonperforming loans......  $          166,517  $         165,327
                                         ==================  =================
Other nonperforming loans as a % of
 ending loan portfolio.................               1.72%               2.07%

The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.65% at June 30, 2000, as compared to 2.51% at December 31, 1999.

NET CREDIT LOSSES

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three and six months ended June 30, 2000 were $89.3 million and $189.1 million, respectively, compared to $107.0 million and $187.6 million for the same periods in 1999. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The decrease in net credit losses for the three months ended June 30, 2000, reflects the current economic conditions.

Annualized net credit losses as a percentage of average loan receivables were 2.07% and 2.18% for the three and six months ended June 30, 2000, respectively, as compared to 2.75% and 2.60% for the same period in 1999. The Corporation's annualized managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 2000 were 3.95% and 4.01%, respectively, as compared to 4.41% and 4.39% for the same periods in 1999.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The provision for possible credit losses for the three and six months ended June 30, 2000, decreased 31.2% to $89.3 million and 11.7% to $189.1 million, respectively, as compared to $129.8 million and $214.2 million for the same periods in 1999. The Corporation's provision for credit losses reflects the current period net charge-off levels during the three and six months ended June 30, 2000. The Corporation records acquired reserves for current period loan portfolio acquisitions. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements, and reduce securitization income rather than the reserve for possible credit losses.

TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period......  $ 368,108  $ 303,717  $ 355,959  $ 216,911
  Reserves acquired...............      7,894        831     20,126     84,091
  Provision for possible credit
   losses.........................     89,301    129,756    189,147    214,220
  Foreign currency translation....       (709)      (394)      (870)      (760)
  Credit losses:
    Domestic:
      Credit card.................    (95,413)  (114,960)  (211,065)  (202,525)
      Other consumer..............    (33,667)   (27,734)   (61,503)   (59,016)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses...................   (129,080)  (142,694)  (272,568)  (261,541)
    Foreign.......................    (13,435)   (10,169)   (25,632)   (18,376)
                                    ---------  ---------  ---------  ---------
        Total credit losses.......   (142,515)  (152,863)  (298,200)  (279,917)
  Recoveries:
    Domestic:
      Credit card.................     40,918     36,951     85,114     75,348
      Other consumer..............      5,682      5,109     12,083     11,044
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries.     46,600     42,060     97,197     86,392
    Foreign.......................      6,621      3,790     11,941      5,960
                                    ---------  ---------  ---------  ---------
        Total recoveries..........     53,221     45,850    109,138     92,352
                                    ---------  ---------  ---------  ---------
  Net credit losses...............    (89,294)  (107,013)  (189,062)  (187,565)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............  $ 375,300  $ 326,897  $ 375,300  $ 326,897
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

The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2000, and December 31, 1999, the Corporation's and the Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                                     Well
                              June 30,  December 31,   Minimum    Capitalized
                                2000        1999     Requirements Requirements
                            ----------- ------------ ------------ ------------
                            (unaudited)
MBNA Corporation
Tier 1....................     14.62%      14.72%        4.00%         (a)
Total.....................     16.85       17.02         8.00          (a)
Leverage..................     14.72       14.90         4.00          (a)

MBNA America Bank, N.A.
Tier 1....................     11.55       11.06         4.00         6.00%
Total.....................     13.87       13.44         8.00        10.00
Leverage..................     12.04       11.61         4.00         5.00

(a) Not applicable for bank holding companies.











DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the six months ended June 30, 2000, the Corporation declared dividends on its preferred stock of $7.4 million and on its common stock of $128.3 million.

On July 12, 2000, the Corporation's Board of Directors declared a quarterly cash dividend of $.08 per common share, payable October 1, 2000 to shareholders of record as of September 15, 2000. Also, on July 12, 2000, the Corporation's Board of Directors declared a quarterly cash dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3765 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable October 16, 2000 to stockholders of record as of September 30, 2000.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 2000, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.8 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the senior syndicated revolving credit facility. If this facility had been drawn upon as of June 30, 2000, the amount of retained earnings available for declaration of dividends would have been further limited to $590.5 million.

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

Total deposits at June 30, 2000 and December 31, 1999 were $20.4 billion and $18.7 billion, respectively. Included in total deposits at June 30, 2000 are $876.3 million of foreign time deposits, which generally mature within one year. Table 8 presents the maturities of the Corporation's deposits at June 30, 2000.

TABLE 8: MATURITIES OF DEPOSITS AT JUNE 30, 2000
(dollars in thousands)
                                         Direct        Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less(a).............  $  6,904,637  $  1,264,287  $  8,168,924
Over three months through twelve
 months.............................     3,337,872     1,474,410     4,812,282
Over one year through five years....     4,053,908     3,399,371     7,453,279
Over five years.....................         5,361            -          5,361
                                      ------------  ------------  ------------
  Total deposits....................  $ 14,301,778  $  6,138,068  $ 20,439,846
                                      ============  ============  ============

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $5.2 billion.


The Bank, MBNA Europe and the Corporation arranged a $2.5 billion senior syndicated revolving credit facility in April 2000. The facility consists of a senior unsecured $2.5 billion four-year revolving credit facility available to the Bank and MBNA Europe with sublimit availability in an amount of $300.0 million for the Corporation. The Bank will unconditionally and irrevocably guarantee the obligations of MBNA Europe. The facility replaces the Bank's existing four-year $2.0 billion syndicated revolving credit facility.

Advances from the $2.5 billion senior syndicated revolving credit facility are subject to covenants and conditions customary in a transaction of this kind. These conditions include requirements for both the Corporation and the Bank to maintain a minimum level of consolidated tangible net worth. These conditions also require the Bank to not permit its managed loan receivables 90 days or more past due plus nonaccruing receivables to exceed 6% of managed credit card receivables and to maintain its regulatory capital ratios at or above regulatory minimum requirements. In addition, these conditions require that the Corporation not permit its double leverage ratio (defined as the sum of the Corporation's intangible assets and investment in subsidiaries divided by total stockholders' equity) to exceed 1.25.

The Corporation also held $3.1 billion in investment securities and $1.8 billion of money market instruments at June 30, 2000, compared with $3.0 billion in investment securities and $1.5 billion of money market instruments at December 31, 1999. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at June 30, 2000, $1.3 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $2.8 billion at June 30, 2000 and December 31, 1999. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio, are presented in Table 9.


TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 2000
(dollars in thousands) (unaudited)

                                                Estimated Maturity
                                   --------------------------------------------
                                    Within 1       1-5       6-10       Over
                                      Year        Years      Years    10 Years
                                   ----------  ----------  ---------  ---------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.. $  798,992  $  822,352  $       -  $       -
State and political subdivisions
 of the United States.............     91,955       4,154          -          -
Asset-backed and other securities.    418,575     605,220     29,542     10,734
                                   ----------  ----------  ---------  ---------
  Total investment securities
   available-for-sale............. $1,309,522  $1,431,726  $  29,542  $  10,734
                                   ==========  ==========  =========  =========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.. $        -  $        -  $       -  $ 269,580
State and political subdivisions
 of the United States.............         55         191          -      5,751
Asset-backed and other securities.          -      12,212          -     25,920
                                   ----------  ----------  ---------  ---------
  Total investment securities
   held-to-maturity............... $       55  $   12,403  $       -  $ 301,251
                                   ==========  ==========  =========  =========

                                                  Book       Market
                                                  Value      Value
                                               ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..             $1,621,344  $1,621,344
State and political subdivisions
 of the United States.............                 96,109      96,109
Asset-backed and other securities.              1,064,071   1,064,071
                                               ----------  ----------
  Total investment securities
   available-for-sale.............             $2,781,524  $2,781,524
                                               ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..             $  269,580  $  240,455
State and political subdivisions
 of the United States.............                  5,997       5,818
Asset-backed and other securities.                 38,132      38,086
                                               ----------  ----------
  Total investment securities
   held-to-maturity...............             $  313,709  $  284,359
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

The Corporation analyzes its level of interest rate risk using several analytical techniques, which include the impact of on-balance-sheet financial instruments. In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of interest rate swap agreements. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. For this reason, the Corporation analyzes its level of interest rate risk on a managed basis in order to quantify and capture the full impact of interest rate risk on the Corporation's earnings.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Key assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions the Corporation would undertake to minimize the impact of adverse movements in interest rates. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past, and expects to continue to do so in response to changes in interest rates, market conditions, or other factors.

Based on the simulation analysis at June 30, 2000, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $49 million, if interest rates were to increase 100 basis points over June 30, 2000 levels.

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








Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is primarily limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 2000, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $37 million as a result of a 10% depreciation of the Corporation's unhedged foreign exposure to the U.S. dollar position.

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

During the three and six months ended June 30, 2000, the Corporation securitized credit card loan receivables totaling $4.1 billion and $5.6 billion, including a securitization of CAD$400 (approximately $270.0 million) by MBNA Canada Bank. The Corporation also securitized other consumer loan receivables of $1.1 billion for the three and six months ended June 30, 2000. During the three and six months ended June 30, 2000, $1.4 billion and $2.0 billion of previously securitized credit card and other consumer loan receivables amortized or matured. The total amount of outstanding securitized loans was $59.2 billion or 77.6% of managed loans at June 30, 2000, compared to $54.6 billion or 75.6% at December 31, 1999. An additional $3.0 billion of previously securitized loans is scheduled to amortize or mature during the remainder of 2000. The amortization amounts are based upon estimated amortization periods, which are subject to change.

Table 10 shows the Corporation's securitized loan distribution.

TABLE 10:  SECURITIZED LOAN DISTRIBUTION
(dollars in thousands)
                                                    June 30,    December 31,
                                                       2000          1999
                                                   ------------  ------------
                                                    (unaudited)
Securitized Loans
  Domestic:
    Credit card..................................  $ 49,390,570  $ 45,851,922
    Other consumer...............................     5,126,593     3,987,180
                                                   ------------  ------------
      Total domestic securitized loans...........    54,517,163    49,839,102

  Foreign:
    Credit card..................................     4,580,580     4,565,996
    Other consumer...............................       113,431       186,706
                                                   ------------  ------------
      Total foreign securitized loans............     4,694,011     4,752,702
                                                   ------------  ------------
      Total securitized loans....................  $ 59,211,174  $ 54,591,804
                                                   ============  ============

Table 11 compares the average annualized yield for the three month period ended June 30, 2000, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 11: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                           Three-Month Average
                                         -----------------------   Yield in
                                         Annualized    Minimum    Excess of
                                           Yield        Yield      Minimum
                                         ----------  -----------  ---------
                                                     (unaudited)

MasterTrust II 94-C....................     18.71%      13.44%       5.27%
MasterTrust II 94-E....................     18.71       13.23        5.48
MasterTrust II 95-A....................     18.71       13.48        5.23
MasterTrust II 95-C....................     18.71       13.41        5.30
MasterTrust II 95-E....................     18.71       13.42        5.29
Cards No. 1............................     19.89       12.46        7.43
MasterTrust II 95-F....................     18.71       13.52        5.19
MasterTrust II 95-G....................     18.71       13.41        5.30
MasterTrust II 95-I....................     18.71       13.35        5.36
MasterTrust II 95-J....................     18.71       13.43        5.28
MasterTrust II 96-A....................     18.71       13.40        5.31
MasterTrust II 96-B....................     18.71       13.47        5.24
MasterTrust II 96-C....................     18.71       13.34        5.37
MasterTrust II 96-D....................     18.71       13.34        5.37
Cards No. 2............................     19.89       12.35        7.54
MasterTrust II 96-E....................     18.71       13.37        5.34
MasterTrust II 96-F....................     18.71       13.26        5.45
MasterTrust II 96-G....................     18.71       13.40        5.31
MasterTrust II 96-H....................     18.73       13.38        5.35
MasterTrust II 96-I....................     18.74       13.25        5.49
MasterTrust II 96-J....................     18.71       13.36        5.35
MasterTrust II 96-K....................     18.71       13.34        5.37
MasterTrust II 96-M....................     18.73       13.43        5.30
Cards No. 3............................     19.89       12.47        7.42
MasterTrust II 97-B....................     18.71       13.39        5.32
MasterTrust II 97-C....................     18.71       13.32        5.39
MasterTrust II 97-D....................     18.73       13.36        5.37
MasterTrust II 97-E....................     18.74       13.13        5.61
MasterTrust II 97-F....................     18.71       13.26        5.45
MasterTrust II 97-G....................     18.71       13.36        5.35
Cards No. 4............................     19.89       12.88        7.01
MasterTrust II 97-H....................     18.74       13.24        5.50
MasterTrust II 97-I....................     18.71       13.30        5.41
MasterTrust II 97-J....................     18.71       13.33        5.38
MasterTrust II 97-K....................     18.71       13.34        5.37
MasterTrust II 97-L....................     18.73       13.29        5.44
MasterTrust II 97-M....................     18.74       13.15        5.59
MasterTrust II 97-N....................     18.73       13.35        5.38
MasterTrust II 97-O....................     18.71       13.38        5.33
MasterTrust II 98-A....................     18.71       13.31        5.40
Cards No. 5............................     19.89       13.26        6.63
MasterTrust II 98-B....................     18.74       13.17        5.57
MasterTrust II 98-C....................     18.71       13.23        5.48
MasterTrust II 98-D....................     18.71       13.15        5.56
MasterTrust II 98-E....................     18.74       13.16        5.58





                                           Three-Month Average
                                         -----------------------   Yield in
                                         Annualized    Minimum    Excess of
                                           Yield        Yield      Minimum
                                         ----------  -----------  ---------
                                                     (unaudited)

MasterTrust II 98-F....................     18.74%      13.20%       5.54%
MasterTrust II 98-G....................     18.71       13.37        5.34
MasterTrust II 98-H....................     18.71       13.26        5.45
Cards No. 6............................     19.89       12.90        6.99
MasterTrust II 98-I....................     18.71       13.48        5.23
MasterTrust II 98-J....................     18.71       12.06        6.65
MasterTrust II 98-K....................     18.71       13.48        5.23
Cards No. 7............................     19.89       13.10        6.79
Gloucester Credit Card Trust 98-1......     17.28       10.84        6.44
MasterTrust II 98-L....................     18.71       13.28        5.43
MasterTrust II 99-A....................     18.71       13.32        5.39
MasterTrust II 99-B....................     18.71       13.25        5.46
MasterTrust II 99-C....................     18.73       13.49        5.24
Cards No. 8............................     19.89       13.02        6.87
MasterTrust II 99-D....................     18.71       13.35        5.36
MasterTrust II 99-E....................     18.71       13.34        5.37
MasterTrust II 99-F....................     18.73       13.19        5.54
MasterTrust II 99-G....................     18.71       13.39        5.32
Cards No. 9............................     19.89       13.04        6.85
MasterTrust II 99-H....................     18.74       13.29        5.45
MasterTrust II 99-I....................     18.71       13.36        5.35
MasterTrust II 99-J....................     18.71       13.53        5.18
Gloucester Credit Card Trust 99-1......     17.28       10.91        6.37
MasterTrust II 99-K....................     18.83       13.37        5.46
MasterTrust II 99-L....................     18.71       13.49        5.22
MasterTrust II 99-M....................     18.71       13.35        5.36
Gloucester Credit Card Trust 99-2......     17.29       11.07        6.22
Cards No. 10...........................     19.89       13.09        6.80
MasterTrust II 2000-A..................     18.71       13.44        5.27
MasterTrust II 2000-B..................     18.87       14.63        4.24

(a) MasterTrust II 2000-C issued on April 13, 2000, MasterTrust II 2000-D issued on May 11, 2000, MasterTrust II 2000-E issued on June 1, 2000, MasterTrust II 2000-F issued on June 23, 2000, Gloucester Credit Card Trust 2000-1 issued on June 28, 2000 and Consumer Loan MasterTrust 2000-1 issued on June 29, 2000 are excluded from the yields presented above as a result of their recency. Consumer Loan MasterTrust 97-1 and UK 98-A are excluded as the yield in excess of minimum does not impact the distribution of principal to investors. Distribution to investors may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level.
                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact asset securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)

                                           June 30, 2000   December 31, 1999
                                          ---------------  -----------------
AT PERIOD END:
  Loans held for securitization.........  $     7,426,197  $       9,692,616
  Loan portfolio........................        9,695,285          7,971,093
  Securitized loans.....................       59,211,174         54,591,804
                                          ---------------  -----------------
    Total managed loans.................  $    76,332,656  $      72,255,513
                                          ===============  =================


                              For the Three Months       For the Six Months
                                 Ended June 30,            Ended June 30,
                            ------------------------  ------------------------
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
AVERAGE FOR THE PERIOD:
  Loans held for
   securitization.........  $ 7,631,360  $ 5,276,424  $ 8,553,426  $ 3,711,138
  Loan portfolio..........    9,597,259   10,284,580    8,770,465   10,725,229
  Securitized loans.......   56,832,969   47,493,415   55,708,941   46,640,292
                            -----------  -----------  -----------  -----------
    Total managed loans...  $74,061,588  $63,054,419  $73,032,832  $61,076,659
                            ===========  ===========  ===========  ===========

MANAGED RATIOS:
  Delinquency.............         4.44%        4.64%
  Net credit losses.......         3.95         4.41         4.01%        4.39%
  Net interest margin
   (on an FTE basis)......         7.12         7.70         7.11         7.65
PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule

 Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividend Requirements
             (dollars in thousands)

                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    839,995  $    667,488
Fixed charges....................................       789,736       640,747
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (1,867)       (1,224)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,627,864  $  1,307,011
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    785,333  $    635,757
Portion of rents representative of the interest
 factor..........................................         4,403         4,990
                                                   ------------  ------------
Fixed charges....................................       789,736       640,747
Preferred stock dividend requirements............        11,952        11,378
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    801,688  $    652,125
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.03          2.00




                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    839,995  $    667,488
Fixed charges....................................       221,663       205,272
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (1,877)       (1,234)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,059,781  $    871,526
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    217,260  $    200,282
Portion of rents representative of the interest
 factor..........................................         4,403         4,990
                                                   ------------  ------------
Fixed charges....................................       221,663       205,272
Preferred stock dividend requirements............        11,952        11,378
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    233,615  $    216,650
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          4.54          4.02



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

   2. Report dated April 13, 2000, reporting the securitization of $1.5 billion of credit card receivables by MBNA America Bank, N.A.

   3. Report dated April 30, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 2000.

   4. Report dated May 11, 2000, reporting the securitization of $850.0 million of credit card receivables by MBNA America Bank, N.A.

   5. Report dated May 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for May 2000.

   6. Report dated June 1, 2000, reporting the securitization of $590.0 million of credit card receivables by MBNA America Bank, N.A.

   7. Report dated June 23, 2000, reporting the securitization of $882.4 million of credit card receivables by MBNA America Bank, N.A.

   8. Report dated June 28, 2000, reporting the securitization of CAD$400.0 million of credit card receivables by MBNA Canada Bank.

   9. Report dated June 30, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for June 2000.

  10. Report dated July 12, 2000, reporting MBNA Corporation's earnings release for the second quarter of 2000.

  11. Report dated July 20, 2000, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.



                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  August 11, 2000                By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer