Form 10-Q
period 2000-09-30
MBNA CORP
filed 2000-11-14
CIK 870517

8

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                              -------------------------------------------------
                                      or

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
Yes      x     No
    ----------   ----------
              Common Stock, $.01 Par Value - 851,781,250 Shares
                     Outstanding as of September 30, 2000
                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS

Page

                        Part I - Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           September 30, 2000 (unaudited) and December 31, 1999

           Consolidated Statements of Income -                               3
           For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Nine Months Ended September 30, 2000 and 1999
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Nine Months Ended September 30, 2000 and 1999
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      18
           and Results of Operations (unaudited)

           Supplemental Financial Information (unaudited)                   46



                        Part II - Other Information

Item 1.    Legal Proceedings                                                47

Item 6.    Exhibits and Reports on Form 8-K                                 47

Signature                                                                   51
                             MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                  September 30,   December 31,
                                                      2000           1999
                                                  -------------  -------------
                                                   (unaudited)
ASSETS
Cash and due from banks.........................  $     846,823  $     488,386
Interest-earning time deposits in other banks...      1,427,867      1,525,748
Federal funds sold and securities purchased
 under resale agreements........................      1,060,000              -
Investment securities:
  Available-for-sale (at market value,
   amortized cost of $2,787,199 and $2,772,305
   at September 30, 2000 and December 31, 1999,
   respectively)................................      2,779,529      2,752,663
  Held-to-maturity (market value of $306,329
   and $264,832 at September 30, 2000 and
   December 31, 1999, respectively).............        332,078        293,641
Loans held for securitization...................      6,991,585      9,692,616
Loans:
  Credit card...................................      7,994,814      6,060,564
  Other consumer................................      3,058,351      1,910,529
                                                  -------------  -------------
    Total loans.................................     11,053,165      7,971,093
  Reserve for possible credit losses............       (428,925)      (355,959)
                                                  -------------  -------------
    Net loans...................................     10,624,240      7,615,134
Premises and equipment, net.....................      1,735,234      1,659,446
Accrued income receivable.......................        224,263        216,867
Accounts receivable from securitizations........      6,451,327      4,128,046
Prepaid expenses and deferred charges...........        356,869        274,894
Other assets....................................      3,514,704      2,211,691
                                                  -------------  -------------
    Total assets................................  $  36,344,519  $  30,859,132
                                                  =============  =============




                                                  September 30,   December 31,
                                                      2000           1999
                                                  -------------  -------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................  $  16,082,330  $  13,700,508
  Money market deposit accounts.................      4,746,215      4,397,909
  Noninterest-bearing demand deposits...........        715,676        567,686
  Interest-bearing transaction accounts.........         41,680         39,388
  Savings accounts..............................          8,945          9,262
                                                  -------------  -------------
    Total deposits..............................     21,594,846     18,714,753
Short-term borrowings...........................        797,518      1,039,004
Long-term debt and bank notes...................      5,871,633      5,708,880
Accrued interest payable........................        205,888        182,990
Accrued expenses and other liabilities..........      1,585,394      1,014,062
                                                  -------------  -------------
    Total liabilities...........................     30,055,279     26,659,689

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at September 30, 2000 and
 December 31, 1999).............................             86             86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 851,781,250 shares issued
 and outstanding at September 30, 2000 and
 801,781,250 shares issued and outstanding at
 December 31, 1999).............................          8,518          8,018
Additional paid-in capital......................      2,757,159      1,305,935
Retained earnings...............................      3,579,193      2,897,964
Accumulated other comprehensive income..........        (55,716)       (12,560)
                                                  -------------  -------------
    Total stockholders' equity..................      6,289,240      4,199,443
                                                  -------------  -------------
    Total liabilities and stockholders' equity..  $  36,344,519  $  30,859,132
                                                  =============  =============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
                       MBNA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
                                                 (unaudited)
INTEREST INCOME
Loans.........................  $  331,308  $  329,997  $  926,275  $1,055,089
Investment securities:
  Taxable.....................      45,054      36,116     129,742      90,908
  Tax-exempt..................       1,116         876       3,253       2,612
Time deposits in other banks..      23,566      25,745      61,400      88,516
Federal funds sold and
 securities purchased under
 resale agreements............      15,315       9,377      27,612      33,800
Loans held for securitization.     292,620     142,711     895,288     402,069
                                ----------  ----------  ----------  ----------
   Total interest income......     708,979     544,822   2,043,570   1,672,994
INTEREST EXPENSE
Deposits......................     328,114     230,398     896,187     665,873
Short-term borrowings.........       7,359       9,209      30,935      26,445
Long-term debt and bank notes.      98,472      96,194     290,030     277,813
                                ----------  ----------  ----------  ----------
   Total interest expense.....     433,945     335,801   1,217,152     970,131
                                ----------  ----------  ----------  ----------
NET INTEREST INCOME...........     275,034     209,021     826,418     702,863
Provision for possible credit
 losses.......................     113,283     105,020     302,430     319,240
                                ----------  ----------  ----------  ----------
Net interest income after
 provision for possible
 credit losses................     161,751     104,001     523,988     383,623
OTHER OPERATING INCOME
Interchange...................      70,881      56,822     205,229     157,602
Credit card fees..............      78,116      51,153     216,656     143,070
Securitization income.........   1,123,680     972,303   3,054,596   2,648,088
Insurance.....................      23,879      14,618      60,372      43,430
Other.........................      29,594      23,411      93,704      58,379
                                ----------  ----------  ----------  ----------
   Total other operating
    income....................  $1,326,150  $1,118,307  $3,630,557  $3,050,569




                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
                                                 (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee
 benefits.....................  $  401,612  $  335,474  $1,148,626  $  968,489
Occupancy expense of premises. 36,358 32,620 103,617 94,576 Furniture and equipment
 expense......................      49,230      45,400     145,981     135,306
Other.........................     404,983     337,919   1,320,608   1,097,438
                                ----------  ----------  ----------  ----------
   Total other operating
    expense...................     892,183     751,413   2,718,832   2,295,809
                                ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES....     595,718     470,895   1,435,713   1,138,383
Applicable income taxes.......     226,969     179,411     547,007     433,724
                                ----------  ----------  ----------  ----------
NET INCOME....................  $  368,749  $  291,484  $  888,706  $  704,659
                                ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE.....  $      .44  $      .36  $     1.08  $      .87
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION............         .43         .34        1.05         .83

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.






















                       MBNA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (dollars in thousands, except per share amounts) (unaudited)

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 1999...        8,574     801,781   $      86  $    8,018
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.24 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Issuance of common stock,
 net of issuance costs.......            -      50,000           -         500
Exercise of stock options
 and other awards............            -       8,634           -          86
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (8,634)          -         (86)
                               -----------  ----------   ---------  ----------
BALANCE, SEPTEMBER 30, 2000..        8,574     851,781   $      86  $    8,518
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 1998...        8,574     751,796   $      86  $    7,518
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.21 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Issuance of common stock,
 net of issuance costs.......            -      50,000           -         500
Exercise of stock options
 and other awards............            -       6,737           -          68
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (6,752)          -         (68)
                               -----------  ----------   ---------  ----------
BALANCE, SEPTEMBER 30, 1999..        8,574     801,781   $      86  $    8,018
                               ===========  ==========   =========  ==========

                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 1999.. $1,305,935 $2,897,964 $     (12,560) $  4,199,443
Comprehensive income:
  Net income................          -    888,706             -       888,706
  Other comprehensive
   income, net of tax.......          -          -       (43,156)      (43,156)
                                                                  ------------
Comprehensive income........                                           845,550
                                                                  ------------
Cash dividends:
  Common-$.24 per share.....          -   (196,429)            -      (196,429)
  Preferred.................          -    (11,048)            -       (11,048)
Issuance of common stock,
 net of issuance costs......  1,598,555          -             -     1,599,055
Exercise of stock options
 and other awards...........     42,660          -             -        42,746
Stock option tax benefit....     43,983          -             -        43,983
Amortization of deferred
 compensation expense.......     17,969          -             -        17,969
Acquisition and retirement
 of common stock............   (251,943)         -             -      (252,029)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 2000. $2,757,159 $3,579,193 $     (55,716) $  6,289,240
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 1998.. $  271,050 $2,112,374 $           7  $  2,391,035
Comprehensive income:
  Net income................          -    704,659             -       704,659
  Other comprehensive
   income, net of tax.......          -          -        (4,092)       (4,092)
                                                                  ------------
Comprehensive income........                                           700,567
                                                                  ------------
Cash dividends:
  Common-$.21 per share.....          -   (168,392)            -      (168,392)
  Preferred.................          -    (10,668)            -       (10,668)
Issuance of common stock,
 net of issuance costs......  1,173,586          -             -     1,174,086
Exercise of stock options
 and other awards...........     25,189          -             -        25,257
Stock option tax benefit....     33,129          -             -        33,129
Amortization of deferred
 compensation expense.......      6,861          -             -         6,861
Acquisition and retirement
 of common stock............   (185,644)         -             -      (185,712)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 1999. $1,324,171 $2,637,973 $      (4,085) $  3,966,163
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

                                                    For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    888,706  $    704,659
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Provision for possible credit losses............       302,430       319,240
  Depreciation, amortization, and accretion.......       396,180       298,143
  Provision (benefit) for deferred income taxes...        26,675       (13,923)
 (Increase) decrease in accrued income receivable.        (7,396)       17,377
  Increase in accounts receivable from
   securitizations................................    (2,323,281)     (450,155)
  Increase in accrued interest payable............        22,898        19,440
  Decrease in other operating activities..........       240,498       234,248
                                                    ------------  ------------
Net cash (used in) provided by operating
 activities.......................................      (453,290)    1,129,029

INVESTING ACTIVITIES
Net increase in money market instruments..........      (962,119)     (269,797)
Proceeds from maturities of investment securities
 available-for-sale...............................       381,004       651,729
Purchases of investment securities
 available-for-sale...............................      (424,713)   (1,667,089)
Proceeds from maturities of investment securities
 held-to-maturity ................................         9,740        36,662
Purchases of investment securities
 held-to-maturity.................................       (48,761)      (77,512)
Proceeds from securitization of loans.............    11,403,654    10,272,482
Proceeds from sale of loans.......................       153,169         4,748
Acquisition of credit card business of
 PNC Bank, N.A....................................             -    (3,191,786)
Loan portfolio acquisitions.......................    (4,564,770)     (982,370)
Amortization of securitized loans.................    (3,354,837)   (4,067,243)
Net loan originations.............................    (5,625,617)   (4,189,680)
Net purchases of premises and equipment...........      (234,241)     (181,622)
                                                    ------------  ------------
    Net cash used in investing activities.........  $ (3,267,491) $ (3,661,478)














                                                    For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase in time deposits.....................  $  2,381,822  $  1,899,073
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       498,271       318,256
Net decrease in short-term borrowings.............      (241,486)     (622,001)
Proceeds from issuance of long-term debt
 and bank notes...................................     1,074,386       674,454
Maturity of long-term debt and bank notes.........      (828,088)     (535,595)
Proceeds from exercise of stock options
 and other awards.................................        42,746        25,257
Acquisition and retirement of common stock........      (252,029)     (185,712)
Proceeds from issuance of common stock............     1,599,055     1,174,086
Dividends paid....................................      (195,459)     (167,962)
                                                    ------------  ------------
    Net cash provided by financing activities.....     4,079,218     2,579,856
                                                    ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS.............       358,437        47,407
Cash and cash equivalents at beginning of period..       488,386       382,882
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    846,823  $    430,289
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $  1,194,044  $    947,912
                                                    ============  ============
Income taxes paid.................................  $    549,361  $    428,328
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













                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly cash dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                   --------------------- ---------------------
                                            Dividend Per          Dividend Per
                                   Dividend  Preferred   Dividend  Preferred
Declaration Date   Payment Date      Rate      Share       Rate      Share
----------------  ---------------- -------- ------------ -------- ------------
January 10, 2000  April 15, 2000     7.50%    $ .46875     6.40%    $ .39970
April 12, 2000    July 17, 2000      7.50       .46875     6.07       .37960
July 12, 2000     October 16, 2000   7.50       .46875     6.02       .37650
October 10, 2000  January 16, 2001   7.50       .46875     5.92       .37020

NOTE C: COMMON STOCK

In August 2000, the Corporation issued 50 million shares of common stock.
The Corporation used the net proceeds from this offering, $1.6 billion net of issuance costs, to complete the $5.7 billion acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation in September 2000, and for other general corporate purposes.

On October 10, 2000 the Corporation's Board of Directors declared a quarterly cash dividend of $.08 per common share, payable January 1, 2001 to stockholders of record as of December 15, 2000.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.



NOTE D: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                    For the Three Months  For the Nine Months
                                     Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
Net income........................  $ 368,749  $ 291,484  $ 888,706  $ 704,659

Other comprehensive income:
  Foreign currency translation....    (17,722)    19,054    (51,784)     3,115
  Net unrealized gains (losses)
   on investment securities
   available-for-sale and other
   financial instruments..........      5,614     (1,685)     8,628     (4,756)
  Minimum benefit plan liability
   adjustment.....................          -          -          -     (2,451)
                                    ---------  ---------  ---------  ---------
Other comprehensive income........    (12,108)    17,369    (43,156)    (4,092)
                                    ---------  ---------  ---------  ---------
Comprehensive income..............  $ 356,641  $ 308,853  $ 845,550  $ 700,567
                                    =========  =========  =========  =========

The components of accumulated other comprehensive income, net of tax, are as follows:
                                                 September 30,   December 31,
                                                     2000           1999
                                                 -------------  -------------
Foreign currency translation...................  $     (56,100) $      (4,316)
Net unrealized gains (losses) on investment
 securities available-for-sale and other
 financial instruments.........................            384         (8,244)
                                                 -------------  -------------
Accumulated other comprehensive income.........  $     (55,716) $     (12,560)
                                                 =============  =============

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






Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts)

                                    For the Three Months  For the Nine Months
                                     Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
BASIC
Net income........................  $ 368,749  $ 291,484  $ 888,706  $ 704,659
Less: preferred stock dividend
 requirements.....................      3,650      3,625     11,048     10,668
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................  $ 365,099  $ 287,859  $ 877,658  $ 693,991
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000)................    826,310    801,890    810,053    800,756
                                    =========  =========  =========  =========
Earnings per common share.........  $     .44  $     .36  $    1.08  $     .87
                                    =========  =========  =========  =========
DILUTED
Net income........................  $ 368,749  $ 291,484  $ 888,706  $ 704,659
Less: preferred stock dividend
 requirements.....................      3,650      3,625     11,048     10,668
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................  $ 365,099  $ 287,859  $ 877,658  $ 693,991
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000)................    826,310    801,890    810,053    800,756
Net effect of dilutive stock
 options-based on the treasury
 stock method using average
 market price (000)...............     28,362     36,718     25,160     36,680
                                    ---------  ---------  ---------  ---------
Weighted average common shares
 outstanding and common stock
 equivalents (000)................    854,672    838,608    835,213    837,436
                                    =========  =========  =========  =========
Earnings per common share-
 assuming dilution................  $     .43  $     .34  $    1.05  $     .83
                                    =========  =========  =========  =========

NOTE F: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 2000, the Corporation issued long-term debt and bank notes consisting of the following:







                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)

Fixed-Rate Bank Notes, with an interest rate of 7.75%,
 payable semiannually, maturing in 2005.................      $ 600,000

Floating-Rate Bank Notes, priced between 56 basis
 points and 60 basis points over the three-month London
 Interbank Offered Rate (LIBOR), payable quarterly,
 maturing in 2005.......................................         35,000

Fixed-Rate Medium-Term Deposit Notes, with an interest
 rate of 7.26% on the Canadian dollar denominated
 note, payable semiannually, maturing in 2003
 (CAD$20.0 million).....................................         13,779

Floating-Rate Medium-Term Deposit Notes, priced between
 55 basis points and 65 basis points over the
 ninety-day Bankers Acceptance Rate, payable quarterly,
 maturing in varying amounts in 2002 through 2005
 (CAD$110.0 million)....................................         74,963

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of .80% on the Japanese yen denominated notes,
 payable annually, maturing in 2002 (JPY5.5 billion)....         51,249

Floating-Rate Euro Medium-Term Notes, priced
 50 basis points over the three-month Hong Kong
 Interbank Offered Rate, with interest payable
 quarterly, maturing in 2002 (HKD300.0 million).........         38,468

Floating-Rate Euro Medium-Term Notes, priced between
 25 basis points and 35 basis points over the
 three-month Japanese LIBOR, with interest payable
 quarterly, maturing in varying amounts in 2002 and
 2003 (JPY7.0 billion)..................................         63,990

Floating-Rate Euro Medium-Term Notes, priced between
 50 basis points and 62 basis points over the
 three-month Sterling LIBOR, with interest payable
 quarterly, maturing in varying amounts in 2003 and
 2004 (38.5 million pounds sterling)....................         60,561

Floating-Rate Euro Medium-Term Notes, priced at 62.5
 basis points over the three-month Euro Interbank
 Offered Rate, payable quarterly, maturing in 2003
 (EUR150.0 million).....................................        143,505

During the nine months ended September 30, 2000, MBNA International Bank Limited ("MBNA Europe") redeemed the 34.0 million pounds sterling of Subordinated Guaranteed Floating-Rate Notes, in accordance with the terms of the notes.

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to reduce its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe.

During the three months ended September 30, 2000, MBNA America Bank, N.A., ("the Bank") entered into two interest rate swap agreements each with an underlying notional amount of $300.0 million, related to the issuance of the $600.0 million fixed-rate bank notes.

In addition, during the nine months ended September 30, 2000, MBNA Europe entered into foreign exchange swap agreements to reduce the foreign currency exchange risk and the interest rate sensitivity related to the fixed-rate Euro Medium-Term Notes issued in Japanese yen and to reduce the exposure to foreign currency exchange rate risk related to the issuance of floating-rate Euro Medium-Term Notes denominated in Japanese yen, Euro, and Hong Kong dollar currencies.

NOTE G:  SENIOR SYNDICATED REVOLVING CREDIT FACILITY

The Bank, MBNA Europe, and the Corporation arranged a $2.5 billion senior syndicated revolving credit facility in April 2000. The facility consists of a senior unsecured $2.5 billion four-year revolving credit facility available to the Bank and MBNA Europe with sublimit availability in an amount of $300.0 million for the Corporation. The Bank will unconditionally and irrevocably guarantee the obligations of MBNA Europe. The facility replaced the Bank's prior four-year $2.0 billion syndicated revolving credit facility.

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

NOTE H: SEGMENT REPORTING

The Corporation derives its income primarily from credit card loans, other consumer loans, and insurance products. The credit card and other consumer loan products have similar economic characteristics and, therefore, have been aggregated into one operating segment. The Corporation's insurance products have also been aggregated into the one operating segment due to immateriality.

The Corporation allocates resources on a managed basis and financial information provided to management reflects the Corporation's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange, credit card and other fees, insurance income, interest paid to investors, credit losses, and other trust expenses.
SEGMENT REPORTING
(dollars in thousands)
                                           For the Three Months Ended
                                               September 30, 2000
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  2,893,266  $   (2,184,287) $    708,979
Interest expense.................     1,408,534        (974,589)      433,945
                                   ------------  --------------  ------------
Net interest income..............     1,484,732      (1,209,698)      275,034
Provision for possible credit
 losses..........................       770,936        (657,653)      113,283
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................       713,796        (552,045)      161,751
Other operating income...........       774,105         552,045     1,326,150
Other operating expense..........       892,183               -       892,183
                                   ------------  --------------  ------------
Income before income taxes.......       595,718               -       595,718
Applicable income taxes..........       226,969               -       226,969
                                   ------------  --------------  ------------
Net income.......................  $    368,749  $            -  $    368,749
                                   ============  ==============  ============


                                           For the Three Months Ended
                                               September 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  2,315,412  $   (1,770,590) $    544,822
Interest expense.................     1,002,053        (666,252)      335,801
                                   ------------  --------------  ------------
Net interest income..............     1,313,359      (1,104,338)      209,021
Provision for possible credit
 losses..........................       712,387        (607,367)      105,020
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................       600,972        (496,971)      104,001
Other operating income...........       621,336         496,971     1,118,307
Other operating expense..........       751,413               -       751,413
                                   ------------  --------------  ------------
Income before income taxes.......       470,895               -       470,895
Applicable income taxes..........       179,411               -       179,411
                                   ------------  --------------  ------------
Net income.......................  $    291,484  $            -  $    291,484
                                   ============  ==============  ============






                                            For the Nine Months Ended
                                               September 30, 2000
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  8,106,348  $   (6,062,778) $  2,043,570
Interest expense.................     3,874,773      (2,657,621)    1,217,152
                                   ------------  --------------  ------------
Net interest income..............     4,231,575      (3,405,157)      826,418
Provision for possible credit
 losses..........................     2,234,247      (1,931,817)      302,430
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................     1,997,328      (1,473,340)      523,988
Other operating income...........     2,157,217       1,473,340     3,630,557
Other operating expense..........     2,718,832               -     2,718,832
                                   ------------  --------------  ------------
Income before income taxes.......     1,435,713               -     1,435,713
Applicable income taxes..........       547,007               -       547,007
                                   ------------  --------------  ------------
Net income.......................  $    888,706  $            -  $    888,706
                                   ============  ==============  ============

Ending loans outstanding.........  $ 84,671,443  $  (66,626,693) $ 18,044,750

                                            For the Nine Months Ended
                                               September 30, 1999
                                   ------------------------------------------
                                      Total      Securitization     Total
                                     Managed      Adjustments    Consolidated
                                   ------------  --------------  ------------
Interest income..................  $  6,666,238  $   (4,993,244) $  1,672,994
Interest expense.................     2,819,255      (1,849,124)      970,131
                                   ------------  --------------  ------------
Net interest income..............     3,846,983      (3,144,120)      702,863
Provision for possible credit
 losses..........................     2,078,814      (1,759,574)      319,240
                                   ------------  --------------  ------------
Net interest income after
 provision for possible credit
 losses..........................     1,768,169      (1,384,546)      383,623
Other operating income...........     1,666,023       1,384,546     3,050,569
Other operating expense..........     2,295,809               -     2,295,809
                                   ------------  --------------  ------------
Income before income taxes.......     1,138,383               -     1,138,383
Applicable income taxes..........       433,724               -       433,724
                                   ------------  --------------  ------------
Net income.......................  $    704,659  $            -  $    704,659
                                   ============  ==============  ============

Ending loans outstanding.........  $ 67,353,183  $  (52,662,759) $ 14,690,424

NOTE I: INTANGIBLE ASSETS

Intangible assets, including the value of acquired Customer accounts and goodwill, are amortized over the periods the Corporation receives a benefit, not exceeding fifteen years. The Corporation amortizes its intangible assets generally using an accelerated method in order to better match the expected future cash flows from the use of the asset. Intangible assets, which are included in other assets, had a net book value of $2.7 billion and $1.6 billion at September 30, 2000 and December 31, 1999, respectively. The increase in intangible assets during the nine months ended September 30, 2000, is primarily a result of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation and other loan portfolios. The Corporation had accumulated amortization related to its intangible assets of $481.8 million at September 30, 2000 and $314.3 million at December 31, 1999.

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








In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation will implement the guidelines in December 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated statement of income for the year ended December 31, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44") which is an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. The effective date for Interpretation No. 44 is July 1, 2000. The Corporation adopted Interpretation No. 44 on July 1, 2000 and the implementation of Interpretation No. 44 did not have a material impact on the Corporation's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides further guidance in applying generally accepted accounting principles to selected revenue recognition issues, in addition to providing disclosure requirements. The Corporation adopted SAB No. 101 during the three months ended June 30, 2000, and the implementation of SAB No. 101 did not have a material impact on the Corporation's consolidated financial statements.

In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140") was issued. Statement No. 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, Statement No. 140 is effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of Statement No. 140 will not have a material impact on the Corporation's consolidated financial statements.


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

EARNINGS SUMMARY

Net income for the three months ended September 30, 2000 increased 26.5% to $368.7 million or $.43 per common share, from $291.5 million or $.34 per common share for the same period in 1999. Net income for the nine months ended September 30, 2000 increased 26.1% to $888.7 million or $1.05 per common share, from $704.7 million or $.83 per common share for the same period in 1999. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 18.6% and 19.2% to $77.8 billion and $74.6 billion for the three and nine months ended September 30, 2000, compared to $65.6 billion and $62.6 billion for the same periods in 1999, respectively. Total managed loans at September 30, 2000 were $84.7 billion, a $17.3 billion increase from September 30, 1999, and a $12.4 billion increase since December 31, 1999. The growth in managed loans includes the $5.7 billion acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation on September 30, 2000. During the nine months ended September 30, 2000, the Corporation acquired 335 new endorsements from organizations and added 11.5 million new accounts.
The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange, credit card and other fees, and insurance income in excess of interest paid to investors, credit losses, and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. Gains are recognized by the Corporation in securitization income at the time of initial sale and each subsequent sale of loan receivables in a securitization. The Corporation had $66.6 billion of outstanding securitized loans at September 30, 2000. During the three and nine months ended
September 30, 2000, the Corporation securitized $4.7 billion and $11.4 billion of credit card and other consumer loan receivables, respectively. In addition, the Corporation assumed $3.9 billion of securitized credit card loan receivables as part of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation.

The Corporation's return on average total assets for the three and nine months ended September 30, 2000 was 4.38% and 3.70%, as compared to 4.02% and 3.39% for the same periods in 1999, respectively. The Corporation's return on average stockholders' equity for the three and nine months ended September 30, 2000 was 27.56% and 25.65%, compared to 30.15% and 25.67% for the same periods in 1999, respectively. The decline in the Corporation's return on average stockholders' equity during the three months ended September 30, 2000 was primarily a result of an increase in average stockholders' equity from the issuance of 50 million shares of common stock in August 2000 for $1.6 billion, net of issuance costs.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 2000, on a fully taxable equivalent basis, was $275.6 million and $828.2 million compared to $209.5 million and $704.3 million for the same periods in 1999, respectively. Average interest-earning assets increased $3.6 billion and $2.5 billion for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, respectively. The yield on average interest-earning assets increased 112 basis points and 96 basis points for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in the yield earned by the Corporation on average interest-earning assets is primarily the result of a change in the mix of interest-earning assets to higher yielding loan receivables from lower yielding investment securities and money market instruments. Average interest-bearing liabilities increased $2.9 billion and $3.0 billion for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The rate paid on average interest-bearing liabilities increased 87 basis points and 61 basis points for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in the rate paid on average interest-bearing liabilities reflects actions by the Federal Reserve Board which impacted overall market interest rates. The increase in interest-bearing liabilities is primarily a result of an increase of $3.8 billion and $3.3 billion in average domestic interest-bearing deposits, which were used to fund the increase in average interest-earning assets, accounts receivable from securitization, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitization and the value of acquired Customer accounts are included in other assets in Table 2.
The net interest margin, on a fully taxable equivalent basis, was 4.74% and 4.94% for the three and nine months ended September 30, 2000, as compared to 4.25% and 4.72% for the same periods in 1999, respectively.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities, on a fully taxable equivalent basis, increased $9.3 million and $39.8 million to $46.8 million and $134.7 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in interest income on investment securities for the three and nine months ended September 30, 2000, was the result of an increase in average investment securities of $327.5 million and $695.2 million, respectively. In addition, the yield earned on average investment securities increased 64 basis points and 52 basis points, respectively, as compared to the same periods in 1999.

Interest income on money market instruments increased $3.8 million to $38.9 million for the three months ended September 30, 2000, as compared to the same period in 1999. The increase in interest income on money market instruments for the three months ended September 30, 2000 is a result of an increase of 132 basis points in the yield earned on average money market instruments, offset by a decrease of $300.8 million in average money market instruments, as compared to the same period in 1999. Interest income on money market instruments decreased $33.3 million to $89.0 million for the nine months ended
September 30, 2000, as compared to the same period in 1999. The decrease in interest income on money market instruments for the nine months ended
September 30, 2000 is a result of a decrease of $1.3 billion in average money market instruments, offset by an increase of 121 basis points in the yield earned on average money market instruments, as compared to the same period in 1999.

The Corporation tries to maintain its investment securities and money market instruments position at a level appropriate for the Corporation's anticipated liquidity needs. The Corporation's average investment securities and money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets were 23.7% and 22.2% for the three and nine months ended September 30, 2000, as compared to 27.9% and 28.2% for the same periods in 1999, respectively.
The increase in average investment securities and the decline in money market instruments for the three and nine months ended September 30, 2000 is primarily a result of the Corporation reinvesting funds during the fourth quarter of 1999 from maturing money market instruments into U.S. Treasury obligations, included in the investment securities available-for-sale portfolio, as part of the Corporation's Year 2000 readiness planning. During the nine months ended September 30, 1999, average money market instruments were also higher than normal as a result of the temporary investment of the net proceeds from the issuance of common stock by the Corporation in January 1999.




LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $151.2 million and $364.4 million to $623.9 million and $1.8 billion for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase is primarily attributable to an increase in average loan receivables of $3.6 billion and $3.1 billion for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The yield earned by the Corporation on loan receivables increased 74 basis points to 14.05% and 35 basis points to 13.95% for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999.

Table 1 presents the Corporation's period-end loan receivables distribution by loan type, excluding securitized loans. Loan receivables increased $381.0 million to $18.0 billion at September 30, 2000, compared to December 31, 1999. The increase in loan receivables is a result of growth in the Corporation's net loan originations, portfolio acquisitions of $3.3 billion, and $3.4 billion of previously securitized loans amortizing back into the Corporation's loan portfolio, offset by the Corporation securitizing $11.4 billion of credit card and other consumer loan receivables during the nine months ended September 30, 2000. Included in portfolio acquisitions is $1.8 billion of consumer and commercial revolving credit loan receivables from First Union Corporation, which are recorded on the Corporation's consolidated balance sheet.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                 September 30,  December 31,
                                                     2000           1999
                                                 -------------  -------------
                                                  (unaudited)
Loans held for securitization:
  Domestic:
    Credit card................................  $   4,835,281  $   7,835,429
    Other consumer.............................      1,020,868      1,001,271
                                                 -------------  -------------
      Total domestic loans held for
       securitization..........................      5,856,149      8,836,700
  Foreign......................................      1,135,436        855,916
                                                 -------------  -------------
      Total loans held for securitization......      6,991,585      9,692,616
Loan portfolio:
  Domestic:
    Credit card................................      6,886,884      5,116,381
    Other consumer.............................      2,154,147      1,268,019
                                                 -------------  -------------
      Total domestic loan portfolio............      9,041,031      6,384,400
  Foreign......................................      2,012,134      1,586,693
                                                 -------------  -------------
      Total loan portfolio.....................     11,053,165      7,971,093
                                                 -------------  -------------
      Total loan receivables...................  $  18,044,750  $  17,663,709
                                                 =============  =============



DEPOSITS

Total interest expense on deposits increased $97.7 million and $230.3 million to $328.1 million and $896.2 million for the three and nine months ended September 30, 2000, respectively, compared to $230.4 million and $665.9 million for the same periods in 1999. The increase in interest expense for the three and nine months ended September 30, 2000 is the result of an increase in average interest-bearing deposits of $3.8 billion and $3.4 billion, respectively, in addition to a 87 basis point and a 60 basis point increase in the rate paid on average interest-bearing deposits, respectively, as compared with the same periods in 1999. The increase in average interest-bearing deposits for the three and nine months ended September 30, 2000 was a result of the Corporation's continued emphasis on marketing domestic certificates of deposit as well as obtaining other domestic deposits through the use of third-party intermediaries to fund loan and other asset growth and to diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings was $7.4 million and $30.9 million for the three and nine months ended September 30, 2000, as compared to $9.2 million and $26.4 million for the same periods in 1999, respectively. The decrease for the three months ended September 30, 2000 is primarily a result of a decrease in average short-term borrowings of $215.3 million offset by an 100 basis point increase in the rate paid on average short-term borrowings. The increase in interest expense for the nine months ended September 30, 2000 is primarily a result of an 88 basis point increase in the rate paid on average short-term borrowings.

Total interest expense on long-term debt and bank notes for the three and nine months ended September 30, 2000 increased to $98.5 million and $290.0 million, as compared to $96.2 million and $277.8 million for the same periods in 1999, respectively. Interest on domestic long-term debt and bank notes for the three and nine months ended September 30, 2000 decreased $7.0 million and $16.7 million, primarily as a result of a decrease in average long-term debt and bank notes, offset by an increase in the rate paid of 109 basis points and 85 basis points on the domestic long-term debt and bank notes, respectively, as compared to the same periods in 1999. Interest on foreign long-term debt and bank notes for the three and nine months ended September 30, 2000 increased $9.3 million and $28.9 million, as compared to the same periods in 1999, respectively, primarily as a result of the issuances of Euro Medium-Term Notes by MBNA Europe and Medium-Term Deposit Notes by MBNA Canada.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and nine months ended September 30, 2000 and 1999, respectively.
TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $     32,056    6.03% $      486
    Foreign..................................     1,413,859    6.49      23,080
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,445,915    6.48      23,566
  Federal funds sold and securities
   purchased under resale agreements.........       920,951    6.62      15,315
                                               ------------           ---------
        Total money market instruments.......     2,366,866    6.54      38,881
  Investment securities(a):
    Taxable..................................     3,016,255    5.94      45,054
    Tax-exempt(b)............................       101,027    6.76       1,717
                                               ------------           ---------
        Total investment securities..........     3,117,282    5.97      46,771
  Loans held for securitization:
    Domestic.................................     6,722,112   14.98     253,151
    Foreign..................................     1,178,805   13.32      39,469
                                               ------------          ----------
        Total loans held for securitization..     7,900,917   14.73     292,620
  Loans:
    Domestic:
      Credit card............................     5,717,289   13.56     194,897
      Other consumer.........................     1,865,189   14.85      69,616
                                               ------------          ----------
        Total domestic loans.................     7,582,478   13.88     264,513
    Foreign..................................     2,184,804   12.16      66,795
                                               ------------          ----------
        Total loans..........................     9,767,282   13.49     331,308
                                               ------------          ----------
        Total loan receivables...............    17,668,199   14.05     623,928
                                               ------------          ----------
        Total interest-earning assets........    23,152,347   12.19  $  709,580
Cash and due from banks......................       688,112
Premises and equipment, net..................     1,699,109
Other assets.................................     8,293,230
Reserve for possible credit losses...........      (375,600)
                                               ------------
        Total assets.........................  $ 33,457,198
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                  For the Three Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 14,758,984    6.52% $  241,904
      Money market deposit accounts..........     4,631,719    6.40      74,533
      Interest-bearing transaction accounts..        38,632    5.22         507
      Savings accounts.......................         9,127    5.19         119
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    19,438,462    6.49     317,063
    Foreign:
      Time deposits..........................       754,197    5.83      11,051
                                               ------------          ----------
        Total interest-bearing deposits......    20,192,659    6.46     328,114
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       291,553    6.81       4,991
      Foreign................................       160,326    5.88       2,368
                                               ------------          ----------
        Total short-term borrowings..........       451,879    6.48       7,359
    Long-term debt and bank notes(c):
      Domestic...............................     4,357,307    7.22      79,033
      Foreign................................     1,129,206    6.85      19,439
                                               ------------          ----------
        Total long-term debt and bank notes..     5,486,513    7.14      98,472
                                               ------------          ----------
        Total borrowed funds.................     5,938,392    7.09     105,831
                                               ------------          ----------
        Total interest-bearing liabilities...    26,131,051    6.61     433,945
Demand deposits..............................       688,335
Other liabilities............................     1,315,568
                                               ------------
        Total liabilities....................    28,134,954
Stockholders' equity.........................     5,322,244
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 33,457,198
                                               ============          ----------
        Net interest income..................                        $  275,635
                                                                     ==========
        Net interest margin..................                  4.74
        Interest rate spread.................                  5.58

(b) The fully taxable equivalent adjustment for the three months ended September 30, 2000 was $601.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                  For the Three Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      3,689    4.41% $       41
    Foreign..................................     1,949,700    5.23      25,704
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,953,389    5.23      25,745
  Federal funds sold and securities
   purchased under resale agreements.........       714,266    5.21       9,377
                                               ------------           ---------
        Total money market instruments.......     2,667,655    5.22      35,122
  Investment securities(a):
    Taxable..................................     2,692,985    5.32      36,116
    Tax-exempt(b)............................        96,788    5.53       1,348
                                               ------------          ----------
        Total investment securities..........     2,789,773    5.33      37,464
  Loans held for securitization:
    Domestic.................................     3,227,950   13.02     105,914
    Foreign..................................     1,094,648   13.34      36,797
                                               ------------          ----------
        Total loans held for securitization..     4,322,598   13.10     142,711
  Loans:
    Domestic:
      Credit card............................     7,069,013   13.21     235,360
      Other consumer.........................     1,588,307   14.28      57,187
                                               ------------          ----------
        Total domestic loans.................     8,657,320   13.41     292,547
    Foreign..................................     1,113,766   13.34      37,450
                                               ------------          ----------
        Total loans..........................     9,771,086   13.40     329,997
                                               ------------          ----------
        Total loan receivables...............    14,093,684   13.31     472,708
                                               ------------          ----------
        Total interest-earning assets........    19,551,112   11.07  $  545,294
Cash and due from banks......................       567,976
Premises and equipment, net..................     1,672,239
Other assets.................................     7,315,586
Reserve for possible credit losses...........      (327,877)
                                               ------------
        Total assets.........................  $ 28,779,036
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on net interest margin.

                                                  For the Three Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 11,287,050    5.85% $  166,484
      Money market deposit accounts..........     4,346,288    5.01      54,920
      Interest-bearing transaction accounts..        35,542    3.90         349
      Savings accounts.......................         8,922    4.18          94
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    15,677,802    5.61     221,847
    Foreign:
      Time deposits..........................       673,309    5.04       8,551
                                               ------------          ----------
        Total interest-bearing deposits......    16,351,111    5.59     230,398
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       421,641    5.71       6,065
      Foreign................................       245,576    5.08       3,144
                                               ------------          ----------
        Total short-term borrowings..........       667,217    5.48       9,209
    Long-term debt and bank notes(c):
      Domestic...............................     5,572,523    6.13      86,063
      Foreign................................       625,806    6.42      10,131
                                               ------------          ----------
        Total long-term debt and bank notes..     6,198,329    6.16      96,194
                                               ------------          ----------
        Total borrowed funds.................     6,865,546    6.09     105,403
                                               ------------          ----------
        Total interest-bearing liabilities...    23,216,657    5.74     335,801
Demand deposits..............................       646,194
Other liabilities............................     1,080,845
                                               ------------
        Total liabilities....................    24,943,696
Stockholders' equity.........................     3,835,340
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 28,779,036
                                               ============          ----------
        Net interest income..................                        $  209,493
                                                                     ==========
        Net interest margin..................                  4.25
        Interest rate spread.................                  5.33

(b) The fully taxable equivalent adjustment for the three months ended September 30, 1999 was $472.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                  For the Nine Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $     12,292    5.77% $      531
    Foreign..................................     1,305,084    6.23      60,869
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,317,376    6.23      61,400
  Federal funds sold and securities
   purchased under resale agreements.........       582,130    6.34      27,612
                                               ------------           ---------
        Total money market instruments.......     1,899,506    6.26      89,012
  Investment securities(a):
    Taxable..................................     2,974,569    5.83     129,742
    Tax-exempt(b)............................       102,312    6.53       5,004
                                               ------------           ---------
        Total investment securities..........     3,076,881    5.85     134,746
  Loans held for securitization:
    Domestic.................................     7,349,478   14.48     796,826
    Foreign..................................       984,858   13.35      98,462
                                               ------------          ----------
        Total loans held for securitization..     8,334,336   14.35     895,288
  Loans:
    Domestic:
      Credit card............................     5,453,878   13.58     554,457
      Other consumer.........................     1,810,331   14.77     200,161
                                               ------------          ----------
        Total domestic loans.................     7,264,209   13.88     754,618
    Foreign..................................     1,840,953   12.46     171,657
                                               ------------          ----------
        Total loans..........................     9,105,162   13.59     926,275
                                               ------------          ----------
        Total loan receivables...............    17,439,498   13.95   1,821,563
                                               ------------          ----------
        Total interest-earning assets........    22,415,885   12.19  $2,045,321
Cash and due from banks......................       656,496
Premises and equipment, net..................     1,677,151
Other assets.................................     7,718,523
Reserve for possible credit losses...........      (367,033)
                                               ------------
        Total assets.........................  $ 32,101,022
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                  For the Nine Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 13,944,625    6.28% $  656,008
      Money market deposit accounts..........     4,528,463    6.05     205,022
      Interest-bearing transaction accounts..        37,424    5.11       1,431
      Savings accounts.......................         9,302    5.05         352
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    18,519,814    6.22     862,813
    Foreign:
      Time deposits..........................       778,119    5.73      33,374
                                               ------------          ----------
        Total interest-bearing deposits......    19,297,933    6.20     896,187
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       482,896    6.40      23,142
      Foreign................................       183,653    5.67       7,793
                                               ------------          ----------
        Total short-term borrowings..........       666,549    6.20      30,935
    Long-term debt and bank notes(c):
      Domestic...............................     4,583,720    6.94     238,040
      Foreign................................     1,041,913    6.67      51,990
                                               ------------          ----------
        Total long-term debt and bank notes..     5,625,633    6.89     290,030
                                               ------------          ----------
        Total borrowed funds.................     6,292,182    6.81     320,965
                                               ------------          ----------
        Total interest-bearing liabilities...    25,590,115    6.35   1,217,152
Demand deposits..............................       652,488
Other liabilities............................     1,229,928
                                               ------------
        Total liabilities....................    27,472,531
Stockholders' equity.........................     4,628,491
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 32,101,022
                                               ============          ----------
        Net interest income..................                        $  828,169
                                                                     ==========
        Net interest margin..................                  4.94
        Interest rate spread.................                  5.84

(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2000 was $1,751.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.



                                                  For the Nine Months Ended
                                                      September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      3,434    3.82% $       98
    Foreign..................................     2,316,316    5.10      88,418
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     2,319,750    5.10      88,516
  Federal funds sold and securities
   purchased under resale agreements.........       917,202    4.93      33,800
                                               ------------           ---------
        Total money market instruments.......     3,236,952    5.05     122,316
  Investment securities(a):
    Taxable..................................     2,286,548    5.32      90,908
    Tax-exempt(b)............................        95,092    5.65       4,018
                                               ------------          ----------
        Total investment securities..........     2,381,640    5.33      94,926
  Loans held for securitization:
    Domestic.................................     3,005,294   13.69     307,639
    Foreign..................................       911,904   13.84      94,430
                                               ------------          ----------
        Total loans held for securitization..     3,917,198   13.72     402,069
  Loans:
    Domestic:
      Credit card............................     7,363,871   13.45     740,676
      Other consumer.........................     2,011,251   13.92     209,402
                                               ------------          ----------
        Total domestic loans.................     9,375,122   13.55     950,078
    Foreign..................................     1,028,564   13.65     105,011
                                               ------------          ----------
        Total loans..........................    10,403,686   13.56   1,055,089
                                               ------------          ----------
        Total loan receivables...............    14,320,884   13.60   1,457,158
                                               ------------          ----------
        Total interest-earning assets........    19,939,476   11.23  $1,674,400
Cash and due from banks......................       518,780
Premises and equipment, net..................     1,642,604
Other assets.................................     6,000,740
Reserve for possible credit losses...........      (290,067)
                                               ------------
        Total assets.........................  $ 27,811,533
                                               ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                   For the Nine Months Ended
                                                       September 30, 1999
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 10,837,995    5.89% $  477,727
      Money market deposit accounts..........     4,284,486    4.90     157,121
      Interest-bearing transaction accounts..        36,263    4.14       1,124
      Savings accounts.......................        47,605    4.31       1,535
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    15,206,349    5.61     637,507
    Foreign:
      Time deposits..........................       703,047    5.39      28,366
                                               ------------          ----------
        Total interest-bearing deposits......    15,909,396    5.60     665,873
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       431,508    5.48      17,687
      Foreign................................       232,488    5.04       8,758
                                               ------------          ----------
        Total short-term borrowings..........       663,996    5.32      26,445
    Long-term debt and bank notes(c):
      Domestic...............................     5,589,438    6.09     254,762
      Foreign................................       448,948    6.86      23,051
                                               ------------          ----------
        Total long-term debt and bank notes..     6,038,386    6.15     277,813
                                               ------------          ----------
        Total borrowed funds.................     6,702,382    6.07     304,258
                                               ------------          ----------
        Total interest-bearing liabilities...    22,611,778    5.74     970,131
Demand deposits..............................       565,282
Other liabilities............................       964,844
                                               ------------
        Total liabilities....................    24,141,904
Stockholders' equity.........................     3,669,629
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 27,811,533
                                               ============          ----------
        Net interest income..................                        $  704,269
                                                                     ==========
        Net interest margin..................                  4.72
        Interest rate spread.................                  5.49

(b) The fully taxable equivalent adjustment for the nine months ended September 30, 1999 was $1,406.
(c) Includes the impact of interest rate swap agreements used to change fixed-rate funding sources to floating-rate funding sources.
OTHER OPERATING INCOME

Total other operating income increased 18.6% and 19.0% to $1.3 billion and $3.6 billion for the three and nine months ended September 30, 2000, respectively, from $1.1 billion and $3.1 billion for the same periods in 1999. The increase in other operating income is primarily attributable to a $151.4 million and $406.5 million, or 15.6% and 15.4% increase, in securitization income for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in securitization income is primarily attributable to the growth in average securitized loans of $8.6 billion and $8.9 billion, or 16.7% and 18.4%, for the three and nine months ended
September 30, 2000, respectively, offset by an increase in the average rate paid to investors in the Corporation's securitized loans. Credit card fees increased 52.7% and 51.4% to $78.1 million and $216.7 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. Credit card fees increased as a result of the growth in the Corporation's outstanding loan receivables, accounts, and the number of fees assessed. Also, credit card fees and loan servicing fees related to securitized loans increased for the nine months ended September 30, 2000, as compared to the same period in 1999, as a result of the Corporation increasing its fees charged to credit card and other consumer loan Customers during the first three months of 1999. Interchange income also increased $14.1 million and $47.6 million to $70.9 million and $205.2 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of an increase in the Corporation's sales volume, in addition to an increase in the interchange rate set by MasterCard International Inc. and Visa U.S.A., Inc. in April 1999.

OTHER OPERATING EXPENSE

Total other operating expense increased 18.7% and 18.4% to $892.2 million and $2.7 billion for the three and nine months ended September 30, 2000, respectively, from $751.4 million and $2.3 billion for the same periods in 1999. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining credit card and other consumer loan Customers. For the nine months ended September 30, 2000, the Corporation added 11.5 million new accounts or 14.9 million new Customers. The Corporation also added 335 new endorsements from organizations during the nine months ended September 30, 2000.

The growth in total other operating expense included an increase in salaries and employee benefits of $66.1 million and $180.1 million to $401.6 million and $1.1 billion for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in salaries and employee benefits reflects the increased number of people to service the Corporation's higher number of Customers. The growth in other operating expense includes amortization of intangible assets which increased $34.6 million and $73.5 million to $74.6 million and $184.9 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in amortization of intangible assets is a result of the Corporation's loan portfolio acquisitions.






TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                   For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
                                   --------------------  ----------------------
                                     2000       1999        2000        1999
                                   ---------  ---------  ----------  ----------
                                                   (unaudited)
Purchased services...............  $  78,469  $  71,641  $  260,013  $  241,751
Advertising......................     44,602     43,850     183,231     158,016
Collection.......................     10,359     10,467      32,531      30,029
Stationery and supplies..........      8,745      8,391      26,844      27,555
Service bureau...................     14,128     12,396      38,640      34,003
Postage and delivery.............     57,331     61,699     244,947     215,025
Telephone usage..................     18,904     18,582      55,159      55,356
Loan receivable fraud losses.....     41,796     27,154     109,866      73,433
Amortization of intangible
 assets..........................     74,637     40,085     184,924     111,408
Computer software................     16,969     13,631      51,661      43,853
Other............................     39,043     30,023     132,792     107,009
                                   ---------  ---------  ----------  ----------
  Total other operating expense..  $ 404,983  $ 337,919  $1,320,608  $1,097,438
                                   =========  =========  ==========  ==========

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, and the seasoning of the Corporation's loans. As new loans season, the delinquency rate on these loans generally rises and then stabilizes.

Delinquencies

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.94% at September 30, 2000, compared to 3.82% at December 31, 1999. The Corporation's managed delinquency, as a percentage of managed loans, was 4.65% at September 30, 2000, as compared to 4.45% at December 31, 1999.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                         September 30, 2000  December 31, 1999
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio.........................  $ 11,053,165        $ 7,971,093
Loans delinquent:
  30 to 59 days........................  $    165,966  1.50% $   105,667  1.33%
  60 to 89 days........................        85,721   .78       60,452   .76
  90 or more days......................       183,517  1.66      138,531  1.73
                                         ------------  ----  -----------  ----
    Total..............................  $    435,204  3.94% $   304,650  3.82%
                                         ============  ====  ===========  ====
Loans delinquent by geographic area:
  Domestic.............................  $    392,020  4.34% $   271,139  4.25%
  Foreign..............................        43,184  2.15       33,511  2.11

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans, excluding loans held for securitization, are presented in Table 5.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                         September 30, 2000  December 31, 1999
                                         ------------------  -----------------
                                             (unaudited)
Nonaccrual loans.......................  $           24,519  $          12,245
Reduced-rate loans.....................             246,302            153,082
                                         ------------------  -----------------
  Total other nonperforming loans......  $          270,821  $         165,327
                                         ==================  =================
Other nonperforming loans as a % of
 ending loan portfolio.................               2.45%               2.07%

The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.63% at September 30, 2000, as compared to 2.51% at December 31, 1999.

















NET CREDIT LOSSES

The Corporation's policy is generally to charge off accounts when they become 180 days contractually past due. The Corporation sells charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three and nine months ended September 30, 2000 were $97.0 million and $286.0 million, respectively, compared to $105.0 million and $292.5 million for the same periods in 1999. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The decrease in net credit losses for the three and nine months ended September 30, 2000, reflects the current economic conditions.

Annualized net credit losses as a percentage of average loan receivables were 2.19% for both the three and nine months ended September 30, 2000, as compared to 2.98% and 2.72% for the same periods in 1999. The Corporation's annualized managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 2000 were 3.88% and 3.96%, respectively, as compared to 4.34% and 4.37% for the same periods in 1999.

Reserve and Provision for Possible Credit Losses

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged to operating expense to maintain the reserve at an appropriate level. Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The provision for possible credit losses for the three months ended
September 30, 2000, increased 7.9% to $113.3 million from $105.0 million, and for the nine months ended September 30, 2000 decreased 5.3% to $302.4 million from $319.2 million. The Corporation records acquired reserves for current period loan portfolio acquisitions. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements, and reduce securitization income rather than the reserve for possible credit losses.

TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)

Beginning of period...............  $ 375,300  $ 326,897  $ 355,959  $ 216,911
  Reserves acquired...............     37,733        194     57,859     84,285
  Provision for possible credit
   losses.........................    113,283    105,020    302,430    319,240
  Foreign currency translation....       (441)       957     (1,311)       197
  Credit losses:
    Domestic:
      Credit card.................   (101,324)  (123,680)  (312,389)  (326,205)
      Other consumer..............    (25,623)   (20,339)   (87,126)   (79,355)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses...................   (126,947)  (144,019)  (399,515)  (405,560)
    Foreign.......................    (20,083)   (11,095)   (45,715)   (29,471)
                                    ---------  ---------  ---------  ---------
        Total credit losses.......   (147,030)  (155,114)  (445,230)  (435,031)
  Recoveries:
    Domestic:
      Credit card.................     38,648     39,991    123,762    115,339
      Other consumer..............      5,270      5,197     17,353     16,241
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries.     43,918     45,188    141,115    131,580
    Foreign.......................      6,162      4,953     18,103     10,913
                                    ---------  ---------  ---------  ---------
        Total recoveries..........     50,080     50,141    159,218    142,493
                                    ---------  ---------  ---------  ---------
  Net credit losses...............    (96,950)  (104,973)  (286,012)  (292,538)
                                    ---------  ---------  ---------  ---------
End of period.....................  $ 428,925  $ 328,095  $ 428,925  $ 328,095
                                    =========  =========  =========  =========

In February 1999, the Federal Financial Institutions Examination Council published a revised policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging, extending, deferring or rewriting delinquent accounts. The guidelines must be implemented by December 31, 2000. The Corporation will implement the guidelines in December 2000. The Corporation will accelerate charge-off of some delinquent loans when it implements the guidelines, and does not expect implementation to have a material impact on the Corporation's consolidated statement of income for the year ended December 31, 2000.





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

The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2000, and December 31, 1999, the Corporation's and the Bank's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                                     Well
                          September 30, December 31,   Minimum    Capitalized
                               2000         1999     Requirements Requirements
                          ------------- ------------ ------------ ------------
                           (unaudited)
MBNA Corporation
Tier 1..................      17.00%       14.72%        4.00%         (a)
Total...................      19.10        17.02         8.00          (a)
Leverage................      17.90        14.90         4.00          (a)

MBNA America Bank, N.A.
Tier 1..................      10.89        11.06         4.00         6.00%
Total...................      13.00        13.44         8.00        10.00
Leverage................      12.33        11.61         4.00         5.00

(a) Not applicable for bank holding companies.


In August 2000, the Corporation issued 50 million shares of common stock, raising $1.6 billion of capital, net of issuance costs. The Corporation contributed $750.0 million of the net proceeds from this offering to the Bank in order to complete the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation in September 2000. The Corporation will use the remaining portion for other general corporate purposes.



DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the nine months ended September 30, 2000, the Corporation declared dividends on its preferred stock of $11.0 million and on its common stock of $196.4 million.

On October 10, 2000 the Corporation's Board of Directors declared a quarterly cash dividend of $.08 per common share, payable January 1, 2001 to shareholders of record as of December 15, 2000. Also, on October 10, 2000, the Corporation's Board of Directors declared a quarterly cash dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3702 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 16, 2001 to stockholders of record as of December 31, 2000.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 2000, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $1.7 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the senior syndicated revolving credit facility. If this facility had been drawn upon as of September 30, 2000, the amount of retained earnings available for declaration of dividends would have been further limited to $399.0 million.

LIQUIDITY MANAGEMENT AND RATE SENSITIVITY

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

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Corporation's loan receivables as a major funding alternative.

The funding programs established by the Corporation include medium-term notes, senior notes, and committed credit facilities. Funding programs established by the Corporation's bank subsidiaries include deposits, bank notes, and committed credit facilities.

Total deposits at September 30, 2000 and December 31, 1999 were $21.6 billion and $18.7 billion, respectively. Included in total deposits at September 30, 2000 are $831.1 million of foreign time deposits, which generally mature within one year. Table 8 presents the maturities of the Corporation's deposits at September 30, 2000.

TABLE 8: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 2000
(dollars in thousands)
                                         Direct        Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less(a).............  $  6,706,707  $  1,249,965  $  7,956,672
Over three months through twelve
 months.............................     3,799,481     1,468,628     5,268,109
Over one year through five years....     4,567,525     3,797,508     8,365,033
Over five years.....................         5,032             -         5,032
                                      ------------  ------------  ------------
  Total deposits....................  $ 15,078,745  $  6,516,101  $ 21,594,846
                                      ============  ============  ============

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $5.5 billion.


The Bank, MBNA Europe, and the Corporation arranged a $2.5 billion senior syndicated revolving credit facility in April 2000. The facility consists of a senior unsecured $2.5 billion four-year revolving credit facility available to the Bank and MBNA Europe with sublimit availability in an amount of $300.0 million for the Corporation. The Bank will unconditionally and irrevocably guarantee the obligations of MBNA Europe. The facility replaced the Bank's prior four-year $2.0 billion syndicated revolving credit facility.

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

The Corporation also held $3.1 billion in investment securities and $2.5 billion of money market instruments at September 30, 2000, compared with $3.0 billion in investment securities and $1.5 billion of money market instruments at December 31, 1999. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at September 30, 2000, $1.6 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $2.8 billion at September 30, 2000 and December 31, 1999. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments, of the Corporation's investment securities portfolio are presented in Table 9.


TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 2000
(dollars in thousands) (unaudited)

                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1       1-5       6-10       Over
                                       Year        Years      Years    10 Years
                                    ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,100,480  $  598,934  $       -  $      -
State and political subdivisions
 of the United States.............      92,938       2,058          -         -
Asset-backed and other securities.     443,244     490,913     35,756    15,206
                                    ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale.............  $1,636,662  $1,091,905  $  35,756  $ 15,206
                                    ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $        -  $        -  $       -  $288,164
State and political subdivisions
 of the United States.............          10         186          -     5,882
Asset-backed and other securities.           -      11,916          -    25,920
                                    ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity...............  $       10  $   12,102  $       -  $319,966
                                    ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,699,414  $1,699,414
State and political subdivisions
 of the United States.............      94,996      94,996
Asset-backed and other securities.     985,119     985,119
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $2,779,529  $2,779,529
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  288,164  $  262,659
State and political subdivisions
 of the United States.............       6,078       5,859
Asset-backed and other securities.      37,836      37,811
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  332,078  $  306,329
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

Based on the simulation analysis at September 30, 2000, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $54 million, if interest rates were to increase 100 basis points over September 30, 2000 levels.

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








Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is primarily limited to the unhedged position of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 2000, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $39 million as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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

During the three months ended September 30, 2000, the Corporation securitized credit card loan receivables totaling $4.2 billion. Also, the Corporation securitized $551.0 million of other consumer loans during the three months ended September 30, 2000. During the nine months ended September 30, 2000, the Corporation securitized credit card loan receivables totaling $9.8 billion, including a securitization of 498.3 million pounds sterling (approximately $732.0 million) by MBNA Europe and a securitization of CAD$400.0 million (approximately $270.0 million) by MBNA Canada Bank. Also, the Corporation securitized $1.7 billion of other consumer loans during the nine months ended September 30, 2000. During the three and nine months ended September 30, 2000, $1.3 billion and $3.4 billion of previously securitized credit card and other consumer loan receivables amortized or matured, respectively. In addition, the Corporation assumed $3.9 billion of securitized credit card loan receivables as part of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation. The total amount of outstanding securitized loans was $66.6 billion or 78.7% of managed loans at September 30, 2000, compared to $54.6 billion or 75.6% at December 31, 1999. During the remainder of 2000, an additional $1.7 billion of previously securitized loans is scheduled to amortize or mature. The amortization amounts are based upon estimated amortization periods, which are subject to change.

Table 10 shows the Corporation's securitized loan distribution.

TABLE 10:  SECURITIZED LOAN DISTRIBUTION
(dollars in thousands)
                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  -------------
                                                   (unaudited)
Securitized Loans
  Domestic:
    Credit card.................................  $  55,949,157  $  45,851,922
    Other consumer..............................      5,694,936      3,987,180
                                                  -------------  -------------
      Total domestic securitized loans..........     61,644,093     49,839,102

  Foreign:
    Credit card.................................      4,894,779      4,565,996
    Other consumer..............................         87,821        186,706
                                                  -------------  -------------
      Total foreign securitized loans...........      4,982,600      4,752,702
                                                  -------------  -------------
      Total securitized loans...................  $  66,626,693  $  54,591,804
                                                  =============  =============

Table 11 compares the average annualized yield for the three month period ended September 30, 2000, to the minimum yield for each transaction. The yield for each of the transactions is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements.

TABLE 11: YIELDS ON SECURITIZED TRANSACTIONS (a)

                                           Three-Month Average
                                         -----------------------   Yield in
                                         Annualized    Minimum    Excess of
                                           Yield        Yield      Minimum
                                         ----------  -----------  ---------
                                                     (unaudited)

MasterTrust II 1994-C..................     19.20%      13.53%       5.67%
MasterTrust II 1994-E..................     19.20       13.53        5.67
MasterTrust II 1995-A..................     19.20       13.55        5.65
MasterTrust II 1995-C..................     19.20       13.48        5.72
MasterTrust II 1995-E..................     19.20       13.49        5.71
MasterTrust II 1995-G..................     19.20       13.48        5.72
MasterTrust II 1995-I..................     19.20       13.42        5.78
MasterTrust II 1995-J..................     19.20       13.50        5.70
MasterTrust II 1996-A..................     19.20       13.47        5.73
MasterTrust II 1996-B..................     19.20       13.53        5.67
MasterTrust II 1996-C..................     19.20       13.41        5.79
MasterTrust II 1996-D..................     19.20       13.41        5.79
Cards No. 2............................     19.47       12.11        7.36
MasterTrust II 1996-E..................     19.20       13.44        5.76
MasterTrust II 1996-F..................     19.20       13.49        5.71
MasterTrust II 1996-G..................     19.20       13.46        5.74
MasterTrust II 1996-H..................     19.23       13.43        5.80
MasterTrust II 1996-I..................     19.24       13.50        5.74
MasterTrust II 1996-J..................     19.20       13.42        5.78
MasterTrust II 1996-K..................     19.20       13.41        5.79
MasterTrust II 1996-M..................     19.23       13.48        5.75
Cards No. 3............................     19.47       12.20        7.27
MasterTrust II 1997-B..................     19.20       13.46        5.74
MasterTrust II 1997-C..................     19.20       13.39        5.81
MasterTrust II 1997-D..................     19.23       13.41        5.82
MasterTrust II 1997-E..................     19.23       13.45        5.78
MasterTrust II 1997-F..................     19.20       13.33        5.87
MasterTrust II 1997-G..................     19.20       13.43        5.77
Cards No. 4............................     19.47       12.63        6.84
MasterTrust II 1997-H..................     19.24       13.48        5.76
MasterTrust II 1997-I..................     19.20       13.37        5.83
MasterTrust II 1997-J..................     19.20       13.40        5.80
MasterTrust II 1997-K..................     19.20       13.40        5.80
MasterTrust II 1997-L..................     19.23       13.34        5.89
MasterTrust II 1997-M..................     19.23       13.47        5.76
MasterTrust II 1997-N..................     19.23       13.39        5.84
MasterTrust II 1997-O..................     19.20       13.44        5.76
MasterTrust II 1998-A..................     19.20       13.38        5.82
Cards No. 5............................     19.47       13.03        6.44
MasterTrust II 1998-B..................     19.23       13.49        5.74
MasterTrust II 1998-C..................     19.20       13.29        5.91
MasterTrust II 1998-D..................     19.20       13.20        6.00
MasterTrust II 1998-E..................     19.23       13.46        5.77




                                           Three-Month Average
                                         -----------------------   Yield in
                                         Annualized    Minimum    Excess of
                                           Yield        Yield      Minimum
                                         ----------  -----------  ---------
                                                     (unaudited)

MasterTrust II 1998-F..................     19.24%      13.44%       5.80%
MasterTrust II 1998-G..................     19.20       13.43        5.77
MasterTrust II 1998-H..................     19.20       13.48        5.72
Cards No. 6............................     19.47       12.68        6.79
MasterTrust II 1998-I..................     19.20       13.55        5.65
MasterTrust II 1998-J..................     19.20       11.97        7.23
MasterTrust II 1998-K..................     19.20       13.54        5.66
Cards No. 7............................     19.47       12.88        6.59
Gloucester Credit Card Trust 1998-1....     18.49       11.13        7.36
MasterTrust II 1998-L..................     19.20       13.63        5.57
MasterTrust II 1999-A..................     19.20       13.37        5.83
MasterTrust II 1999-B..................     19.20       13.28        5.92
MasterTrust II 1999-C..................     19.23       13.54        5.69
Cards No. 8............................     19.47       12.77        6.70
MasterTrust II 1999-D..................     19.20       13.39        5.81
MasterTrust II 1999-E..................     19.20       13.41        5.79
MasterTrust II 1999-F..................     19.23       13.23        6.00
MasterTrust II 1999-G..................     19.20       13.44        5.76
Cards No. 9............................     19.47       12.79        6.68
MasterTrust II 1999-H..................     19.23       13.60        5.63
MasterTrust II 1999-I..................     19.20       13.40        5.80
MasterTrust II 1999-J..................     19.20       13.56        5.64
Gloucester Credit Card Trust 1999-1....     18.49       11.31        7.18
MasterTrust II 1999-K..................     19.32       13.57        5.75
MasterTrust II 1999-L..................     19.20       13.56        5.64
MasterTrust II 1999-M..................     19.20       13.39        5.81
Gloucester Credit Card Trust 1999-2....     18.50       11.36        7.14
Cards No. 10...........................     19.47       12.82        6.65
MasterTrust II 2000-A..................     19.20       13.48        5.72
MasterTrust II 2000-B..................     19.20       13.40        5.80
MasterTrust II 2000-C..................     19.20       13.45        5.75
MasterTrust II 2000-D..................     19.20       13.56        5.64
MasterTrust II 2000-E..................     19.20       13.65        5.55
MasterTrust II 2000-F..................     19.06       14.47        4.59
Gloucester Credit Card Trust 2000-1....     18.52       12.75        5.77

(a) MasterTrust II 2000-G issued on July 20, 2000, MasterTrust II 2000-H issued on August 23, 2000, MasterTrust II 2000-I issued on September 8, 2000, MBNA Triple A Trust 2000-1 and MBNA Triple A Trust 2000-2 issued on September 28, 2000, Cards No. 11 issued on September 28, 2000, and the series related to the First Union Corporation loan portfolio acquisition are excluded from the yields presented above as a result of their recency. Consumer Loan MasterTrust 1997-1, Consumer Loan MasterTrust 2000-1, Consumer Loan MasterTrust 2000-2, and UK 1998-A are excluded as the yield in excess of minimum does not impact the distribution of principal to investors. Distribution to investors may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level.
                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed asset data and managed ratios pertaining to the Corporation. This information is used to evaluate the Corporation's financial condition as well as the impact asset securitizations have on the Corporation's managed assets.

MANAGED ASSET DATA
(dollars in thousands)

                                               September 30,     December 31,
                                                   2000              1999
                                              ---------------  ---------------
AT PERIOD END:
  Loans held for securitization.............  $     6,991,585  $     9,692,616
  Loan portfolio............................       11,053,165        7,971,093
  Securitized loans.........................       66,626,693       54,591,804
                                              ---------------  ---------------
    Total managed loans.....................  $    84,671,443  $    72,255,513
                                              ===============  ===============


                              For the Three Months      For the Nine Months
                              Ended September 30,       Ended September 30,
                            ------------------------  ------------------------
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
AVERAGE FOR THE PERIOD:
  Loans held for
   securitization.........  $ 7,900,917  $ 4,322,598  $ 8,334,336  $ 3,917,198
  Loan portfolio..........    9,767,282    9,771,086    9,105,162   10,403,686
  Securitized loans.......   60,120,484   51,512,620   57,190,189   48,282,248
                            -----------  -----------  -----------  -----------
    Total managed loans...  $77,788,683  $65,606,304  $74,629,687  $62,603,132
                            ===========  ===========  ===========  ===========

MANAGED RATIOS:
  Delinquency.............         4.65%        4.67%
  Net credit losses.......         3.88         4.34         3.96%        4.37%
  Net interest margin
   (on a fully taxable
   equivalent basis)......         7.10         7.33         7.10         7.54
PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc.
The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. A hearing on final approval will be held in February 2001. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorney's fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation on the common law fraud claim and a class was certified by the Court. In May 2000, the Corporation filed an appeal from the order certifying a class. The Corporation believes that its advertising practices were and are proper under applicable federal and state law and intends to defend this action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------

     12                   Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividend Requirements

     27                   Financial Data Schedule

 Exhibit 12: Computation of Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividend Requirements
             (dollars in thousands)

                                                    For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,435,713  $  1,138,383
Fixed charges....................................     1,226,414       979,685
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,826)       (2,144)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  2,659,301  $  2,115,924
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $  1,220,366  $    972,579
Portion of rents representative of the interest
 factor..........................................         6,048         7,106
                                                   ------------  ------------
Fixed charges....................................     1,226,414       979,685
Preferred stock dividend requirements............        17,848        17,234
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $  1,244,262  $    996,919
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.14          2.12




                                                    For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,435,713  $  1,138,383
Fixed charges....................................       330,227       313,812
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,842)       (2,160)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,763,098  $  1,450,035
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    324,179  $    306,706
Portion of rents representative of the interest
 factor..........................................         6,048         7,106
                                                   ------------  ------------
Fixed charges....................................       330,227       313,812
Preferred stock dividend requirements............        17,848        17,234
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    348,075  $    331,046
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          5.07          4.38



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

   2. Report dated July 20, 2000, reporting the securitization of $750.0 million of credit card receivables by MBNA America Bank, N.A.

   3. Report dated July 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for July 2000.

   4. Report dated August 14, 2000, reporting the definitive agreement for the purchase by MBNA Corporation of First Union Corporation's consumer and commercial revolving credit loan portfolio and the underwriting and pricing agreements for the issuance of 50 million shares of common stock.

   5. Report dated August 23, 2000, reporting the securitization of $700.0 million of credit card receivables by MBNA America Bank, N.A.

   6. Report dated August 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for August 2000.

   7. Report dated September 8, 2000, reporting the securitization of $1.0 billion of credit card receivables by MBNA America Bank, N.A.

   8. Report dated September 28, 2000, reporting the securitization of 498.3 million pounds sterling of credit card receivables by MBNA
      International Bank Limited.

   9. Report dated September 30, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for September 2000.

  10. Report dated October 11, 2000, reporting MBNA Corporation's earnings release for the third quarter of 2000.

  11. Report dated October 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 2000.



                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  November 14, 2000              By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer