Form 10-K405
period 2000-12-31
MBNA CORP
filed 2001-03-23
CIK 870517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

Commission file number 1-10683

MBNA Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 1100 North King Street Wilmington, DE (Address of principal executive offices)	52-1713008 (I.R.S. Employer Identification No.) 19884-0131 (Zip Code)

      Registrant’s telephone number, including area code: (800) 362-6255

      Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, $.01 par value	New York Stock Exchange
7 1/2% Cumulative Preferred Stock, Series A	New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B	New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital C 8.25% Trust Originated Preferred Securities, Series C, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 5, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant’s common stock as reported on the New York Stock Exchange was $23,019,713,324. As of March 5, 2001, there were outstanding 851,781,250 shares of common stock, par value $.01 per share, which stock is the only class of Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2000 Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2001 (“Definitive Proxy Statement”) are incorporated by reference into Part III.

MBNA CORPORATION

2000 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

Overview

      MBNA Corporation (the “Corporation”), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the “Bank”), a national bank organized in January 1991 as the successor to a national bank formed in 1982 and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Limited, formerly known as MBNA International Bank Limited (“MBNA Europe”) formed in 1993 and located in the United Kingdom and MBNA Canada Bank (“MBNA Canada”) formed in 1997. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of affinity credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. (“MBNA Delaware”), a newly chartered national bank converted from a pre-existing state chartered bank, which offers home equity loans, aircraft loans and corporate loan products.

Products and Services

      The Corporation reports the following products and services in one operating segment. See “Note V: Segment Reporting” on page 74 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference.

  Credit Cards

      The Corporation offers two general types of credit cards, premium and standard, issued under either the MasterCard® or Visa® name.* The Corporation markets standard and premium cards to new Customers and it markets premium cards to qualifying standard card Customers. Premium cards include Gold, Platinum Plus and Quantum cards. Premium card usage and average account balances are generally higher than those of standard card Customers. The Corporation also offers business credit cards through MBNA Delaware.

  Other Consumer Loans

      The Corporation’s other consumer loan products include unsecured lines of credit accessed by check and unsecured installment loan accounts. These products are used by Customers primarily for large purchases or consolidation of other consumer debt. The Bank markets these products to customers of retailers, to the Bank’s existing credit card Customers and to others.

      The Corporation also offers home equity loans and airplane loans to individuals through MBNA Delaware.

  Deposits

      The Corporation offers money market deposit accounts and certificates of deposit through the Bank. Money market deposit accounts provide Customers with liquidity and convenience of service, as well as insurance up to $100,000 per depositor by the Federal Deposit Insurance Corporation (“FDIC”). Certificates of deposit are traditional fixed term investments with maturities that typically range from six to sixty months, and are insured by the FDIC up to $100,000. Deposit products are offered to members of the Corporation’s endorsing associations, to existing credit card Customers and to others.

*	MasterCard® is a federally registered servicemark of MasterCard International Inc.; Visa® is a federally registered servicemark of Visa U.S.A., Inc.

  Insurance

      The Corporation offers credit insurance to credit card Customers of the Bank, MBNA Europe and MBNA Canada. It also offers credit related Life and Disability, Automobile, and Life and Health insurance products to Customers through MBNA Insurance Agency, Inc., a subsidiary of the Bank. The Corporation does not retain any of the underwriting risk associated with the insurance products it markets.

  Internet

      The Corporation introduced several new internet based products and services during 2000, including real time online account access, credit card, consumer loan and deposit online applications, and online shopping enhancements and security features.

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

      The Corporation’s affinity marketing approach includes created personal interest and regional affinity programs for people with strong common interests but without a specific group affiliation. Personal interest programs are offered through purchased targeted lists.

      The Corporation also offers co-branded cards through relationships with commercial firms, including professional sports teams. These programs typically include incentives for Customers to purchase services or merchandise from the co-branding firm. The Corporation also offers unsecured installment loan accounts to finance purchases through certain retailers or service providers.

      The Corporation primarily uses direct mail, telemarketing, person-to-person and internet marketing to market its credit cards and other products. Thousands of different marketing campaigns are developed each year, generating millions of direct mail pieces designed to add accounts and stimulate use. The Corporation customizes its marketing approach for each program. The Corporation’s in-house advertising agency designs custom graphics for credit cards and prepares direct mail programs and advertisements. The Corporation conducts internet marketing through a combination of banner, e-mail and search engine advertisements. In addition, the Corporation’s marketing activities include efforts to retain profitable accounts and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through balance transfer programs.

      The Corporation conducts marketing activities in the United States through MBNA Marketing Systems, Inc., a subsidiary of the Bank. The Corporation markets credit cards and other consumer loans in the United Kingdom and Ireland through MBNA Europe and in Canada through MBNA Canada.

      The Corporation selectively purchases credit card and other consumer loan portfolios from other financial institutions. Generally, the Corporation purchases portfolios when it can also obtain endorsements from the seller for an ongoing program or from third parties. See “Loan Receivables” on pages 35 and 36 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference, for information on the Corporation’s portfolio purchases.

      MBNA Marketing Systems, Inc. has regional centers in Maine, Ohio, Texas, Maryland, Florida and California and sales offices in New York City, Chicago and Atlanta. MBNA Europe has its headquarters in Chester, England and sales and marketing offices in London, England and Dublin, Ireland. MBNA Canada has its headquarters in Gloucester, Ontario and a sales and marketing office in Montreal, Quebec. These regional centers and sales offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing.

      MBNA Marketing Systems, Inc. has 18 telemarketing facilities in 9 states. As of December 31, 2000, it employed approximately 3,500 people in telemarketing, the majority of whom worked part-time. The telemarketing organization generates new accounts by calling prospects obtained from membership lists of endorsing organizations and other prospect lists.

Credit

      The credit risk associated with each applicant is evaluated through the combination of human judgment and the application of various credit scoring models and other statistical techniques. The scoring models and other statistical techniques use the information available about the applicant on his or her application and in his or her credit report. This provides a general indication of the applicant’s willingness and ability to repay his or her obligations. Models for credit scoring are developed and modified using statistics to evaluate common applicant characteristics and their correlation to credit risk. Periodically, the scoring models are validated and if necessary, realigned to maintain their predictability.

      Generally, a credit analyst decides whether or not to approve an account, although certain applications are declined through an automated decisioning process. Credit applications that are ultimately approved are generally reviewed by a credit analyst. A limited number of applications from Customers who already have an account with the Corporation are approved through an automated system based on the Customer’s favorable credit history with the Corporation. Also, credit applications for certain of the Corporation’s installment loan accounts are decisioned through an automated system in order to provide instant financing for Customers’ purchases with retailers or service providers. Credit analysts are encouraged to call applicants when they feel additional information, such as an explanation of delinquencies or debt levels, may assist the analyst in making the appropriate credit decision. The credit analyst approves applications and assigns credit lines based upon an assessment of the applicant’s current and projected capacity to repay, and their willingness to repay debt. Important factors in performing this assessment include income, debt-to-income levels, residence and employment stability, rate at which new credit is being acquired and the manner in which the applicant has handled the repayment of previously granted credit. An applicant who has favorable capacity and history characteristics is more likely to be approved and to receive a relatively higher credit line assignment. Favorable characteristics might include low debt-to-income levels, a long history of steady employment, and little or no history of making delinquent payments on other debt.

      Once the credit analyst makes a decision, further levels of review are automatically triggered based on an analysis of the risk of each decision. This analysis is derived from previous experiential data and makes use of credit scores and other statistical techniques. Credit analysts also review applications obtained through pre-approved offers to ensure adherence to credit standards and assign an appropriate credit limit as an additional approach to managing credit risk. Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation’s Loan Review Department independently reviews selected applications to ensure quality and consistency. Less than half of the credit applications received by the Corporation in 2000 were approved.

      Prior to acquiring a portfolio, the Corporation reviews the historical performance and seasoning of the portfolio (including the portfolio’s delinquency and loss characteristics, the average balances, attrition rates and collections performance) and reviews the account management and underwriting policies and procedures of the entity selling the portfolio. Accounts that have been purchased by the Corporation were originally opened using criteria established by institutions other than the Corporation and may not have been subject to the same level of credit review as accounts established by the Corporation. Once these accounts have been purchased and transferred to the Corporation for servicing, they are managed in accordance with the same policies and procedures as accounts originated by the Corporation.

Risk Control

      The Corporation manages risk at the Customer level through sophisticated analytical techniques combined with regular judgmental review. Transactions are evaluated at the point of sale, where risk levels are balanced with profitability and Customer satisfaction. Additionally, Customers showing signs of financial stress are periodically reviewed, a process which includes an examination of the Customer’s credit file and in certain cases a phone call for clarification of the situation. As a result of these reviews the Corporation may block and/or reduce credit lines on certain accounts and increase the annual percentage rates on certain accounts (after giving the Customers to opportunity to reject the rate increase).

      A balanced approach is also used when stimulating portfolio growth. Risk levels are measured through statistical models that incorporate payment behavior, employment information, and transaction activity. Credit bureau scores and attributes are obtained and combined with internal information to allow the Corporation to increase credit lines and promote account usage while balancing additional risk.

      The Corporation utilizes technology, including a neural network and expert systems, to detect and prevent fraud at its earliest stages. It also employs authorization strategies to control fraud losses.

Collection (Customer Assistance)

      The Corporation’s collection (Customer Assistance) philosophy, based on a persistent yet professional approach, is to work with each past due Customer at an early stage of delinquency. The Corporation employs several computerized systems to assist in the collection of past due accounts. These systems analyze each Customer’s purchase and repayment habits, and select accounts for initial contact with the objective of contacting the highest risk accounts first. Customers who are experiencing significant financial problems and who may consider filing for bankruptcy are referred to a specialized group of people who have been educated on effective alternatives to bankruptcy, including debt counseling, reduced interest rates and fixed payment arrangements.

      Accounts are worked continually, by market sector, at each stage of delinquency. The Corporation’s policy is to charge off open-end delinquent accounts by the end of the month in which the account becomes 180 days contractually past due, closed-end loans by the end of the month in which they become 120 days contractually past due and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. As an account enters the final delinquency level, it is classified as a potential charge-off. Accounts failing to make a payment within the above timeframes are written off. Managers may defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all exceptions to charge-off. If an account has been charged-off, it may be sold to a third party vendor or retained by the Corporation for collection.

      A Customer account may be reaged to remove existing delinquency. Generally, to qualify for reaging, the account must have been open for at least one year and cannot have been reaged during the preceding 365 days. An account may not be reaged more than two times in a five year period. To qualify for reaging the Customer must also have made payments equal to a total of three minimum payments in the last 90 days, including one full minimum payment during the last 30 days. All account reages are approved by a manager. Collection reages are reviewed by the Loan Review Department.

      In February 1999, the Federal Financial Institutions Examinations Council (“FFIEC”) revised its policy on the classification of consumer loans. The revised policy established uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging delinquent accounts. The Corporation implemented the FFIEC guidelines in December 2000 by accelerating the charge off of some delinquent loans. The one-time FFIEC adjustment did not have a material impact on the Corporation’s consolidated statement of income for the year ended December 31, 2000. See “Loan Quality” on pages 38 to 40 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the impact of the FFIEC changes.

Operations

      Account processing services performed by MBNA Hallmark Information Services, Inc. (“Information Services”), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. Information Services’ data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at Information Services’ facilities in Dallas, Texas, and Newark, Delaware. Information Services generates and mails to Customers monthly statements summarizing account activity and processes Customer payments.

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

Terms and Conditions

      Each Customer and the Corporation enter into an agreement which governs the terms and conditions of the Customer’s account. The Corporation reserves the right to add or change any terms, conditions, services or features of its accounts at any time, including increasing or decreasing periodic finance charges, other charges or minimum payment terms. The agreement with each Customer provides that the Corporation may apply such changes, when applicable, to current outstanding balances as well as to future transactions. The Customer can avoid a rate increase by notice to the Corporation and by not using the account.

      A Customer may use an account for purchases and cash advances. Periodic finance charges are calculated monthly by multiplying the applicable average daily balances on the account by the applicable daily periodic rates and by the number of days in the billing cycle.

      Generally, finance charges are calculated on purchases from the date of the purchase or the first day of the billing cycle in which the purchase posts to the account, whichever is later, and with respect to credit card accounts are not assessed in most circumstances on new purchases if all balances shown in the previous billing statement are paid in full by the payment due date, which is generally one day before the next billing date. Generally, finance charges on credit card accounts are not assessed on previous purchases if all balances shown on the two previous billing statements are paid by their respective due dates. Finance charges on cash advances are calculated from the date of the transaction.

      Generally, credit card Customers are required to make a minimum monthly payment equal to the lesser of 2.25% of the outstanding balance on the account or the sum of finance charges and fees assessed that month plus $15. The Corporation’s unsecured installment loan accounts are reusable lines of credit with a fixed monthly payment amount. Customers take advances on the lines of credit and repay the advances over a fixed term with a fixed monthly payment amount.

      The Corporation offers fixed and variable rates on accounts and also offers temporary promotional rates. Variable rates are offered at a percentage rate tied to the U.S. prime rate published in The Wall Street Journal and are adjusted, if applicable, quarterly. At December 31, 2000, variable rate loans made up 8.8% of the Corporation’s total managed loans.

      The Corporation assesses an annual fee on some Customer accounts. Annual fees may be waived or rebated. The Corporation assesses cash advance transaction, certain purchase, late, overlimit and returned check fees on Customer accounts in accordance with each Customer’s account agreement.

International

      The Corporation’s international activities are primarily performed through the Bank’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada. The Corporation has been marketing credit card products through MBNA Europe since 1993 and credit card products through MBNA Canada since 1998. MBNA Europe and MBNA Canada also offer other consumer loan products and MBNA Europe offers deposit products. The Corporation uses substantially the same business strategy and operating methods in its international activities as it does in the United States. Although MBNA Europe relies on third party vendors for some processing functions, it uses substantially the same systems as are used in the United States. See “Note U: Foreign Activities” on page 73 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference, for certain financial information on the Corporation’s international activities.

Regulatory Matters

  General

      As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and to the BHCA’s examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In addition, bank holding companies generally are prohibited under the BHCA from engaging in non-banking activities, subject to certain exceptions. The recently enacted Gramm-Leach-Bliley Act, discussed below, broadened the range of permissible activities that are deemed financial in nature.

      The earnings of the Bank and the Corporation are affected by general economic conditions, monetary policies and the actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”). In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation.

      The Bank and MBNA Delaware are subject to supervision and examination by the OCC, the banks’ primary regulator. The Bank and MBNA Delaware are insured by, and therefore also are subject to the regulations of, the FDIC and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

      MBNA Europe is subject to regulation and supervision by the Financial Services Authority, the Federal Reserve Board and the OCC. MBNA Canada is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation, the Federal Reserve Board and the OCC.

  Dividends

      The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. Each of the Bank and MBNA Delaware is subject to limitations on the dividends it may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See “Dividend Limitations” on page 42 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference. In addition, the Corporation, the Bank and MBNA Delaware are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Moreover, neither the Bank nor MBNA Delaware may pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. The OCC and the

Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

  Borrowings by the Corporation

      There are various legal restrictions on the extent to which the Corporation may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with, the Bank and MBNA Delaware, the Corporation’s US bank subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and the aggregate of such transactions are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10 percent of the Corporation’s US banking subsidiary’s capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20 percent of the Corporation’s US banking subsidiary’s capital stock and surplus.

      Extensions of credit and other transactions between one of the Corporation’s US banking subsidiaries on the one hand, and the Corporation or one of its non-bank subsidiaries, on the other, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Corporation’s US banking subsidiary as those prevailing at the time for comparable transactions between the Corporation’s US banking subsidiary and non-affiliated companies.

  Capital Requirements

      The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank and MBNA Delaware are subject to similar capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders’ equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 risk-based capital”). The remainder (“Total risk-based capital”) may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of reserves for possible credit losses. In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 risk-based capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that have the agency’s highest supervisory rating or have implemented the Federal Reserve’s market risk capital measure, and 4% for all other bank holding companies. See “Table 9: Regulatory Capital Ratios” on page 41 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference. Bank holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

  Corporation Support of Bank

      Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s stockholders and, if any such assessment is not paid, to sell the stock to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support it. Any capital loans by the Corporation to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank.

  FDICIA and FDIC Insurance

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provided increased funding for the Bank Insurance Fund (“BIF”) of the FDIC and provided for expanded regulation of banks and bank holding companies. The regulation includes expanded federal banking agency examinations and increased powers of federal banking agencies to take corrective action to resolve the problems of insured depository institutions with capital deficiencies. These powers vary depending on which of several levels of capitalization a particular institution meets.

      FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates; there are no such restrictions on a bank that is well capitalized. As of December 31, 2000 the Bank met the FDIC’s definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be “well capitalized” if it maintains a ratio of Tier 1 risk-based capital to risk-adjusted assets of at least 6%, a ratio of total risk-based capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 2000, the Bank had brokered deposits of $7.5 billion.

      The Bank and MBNA Delaware are subject to FDIC deposit insurance assessments for the BIF. Each financial institution is assigned to one of three capital groups — well capitalized, adequately capitalized or undercapitalized — and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the Bank and MBNA Delaware in the future will depend in part upon the risk assessment classification assigned by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

      The Deposit Insurance Funds Act of 1996 (“DIFA”) also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.96 cents per $100 of deposits.

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

      The Equal Credit Opportunity Act prohibits lenders from discriminating in extending credit on certain criteria such as an applicant’s sex, race and marital status. In order to protect borrowers from such discrimination, the Act requires that lenders disclose the reasons they took adverse action against an applicant or a Customer.

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

      The federal regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Corporation to pay restitution to injured Customers. Customers may bring actions for damages for certain violations. In addition, a Customer may be entitled to assert a violation of these consumer protection laws by way of set-off against the Customer’s obligation to pay the outstanding loan balance.

      The National Bank Act, which governs the activities of national banks, authorizes national banks to use various alternative interest rates when they make loans, including the highest interest rate authorized for state chartered lenders located in the state where the national bank is located. This ability to “export” rates, as provided for in the Act, is relied upon by the Bank and MBNA Delaware to charge Customers the interest rates and fees permitted by Delaware law regardless of an inconsistent law of the state in which the Customer is located, thereby facilitating the Bank’s and MBNA Delaware’s nationwide lending activities. The Act also permits the banks to provide debt cancellation and debt suspension products to their loan customers.

  Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state, generally without regard to whether the transaction is prohibited under state law. In addition, effective June 1, 1997, national and state banks with different home states were permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to this date expressly prohibiting interstate bank mergers.

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

  Financial Modernization Legislation: The Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act, effective as of March 11, 2000:

•	allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, underwriting and dealing in securities, and making merchant banking investments in commercial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

      In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, all of its depository institutions must be well capitalized and well managed and it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company”. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act.

      The Gramm-Leach-Bliley Act also allows a national bank to own a financial subsidiary engaged in certain of the nonbanking activities authorized for financial holding companies. The national bank must meet certain requirements, including that it and all of its depository institution affiliates be well capitalized and well managed. Also, to commence any new activity or acquire any company engaged in any new activity, the national bank must have at least a “satisfactory” Community Reinvestment Act examination rating. In addition, it must obtain approval of the OCC.

  Privacy

      The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution, including the Corporation, from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. Compliance with the implementing regulations is mandatory effective July 1, 2001.

  International Regulation

      As with banking and consumer credit regulation in the United States, the Corporation’s international businesses are subject to extensive regulation.

     MBNA Europe

      In the United Kingdom, MBNA Europe is regulated by various agencies with broad investigatory, supervisory and enforcement powers. MBNA Europe’s primary regulator in the United Kingdom is the Financial Services Authority (“FSA”). The FSA’s primary tools of supervision are the S.39 review, carried out by reporting accountants, usually the external auditors, and covering a topic chosen by the FSA (usually in consultation with the bank’s management), and the risk based supervision methodology known as “RATE”, or Risk Assessment, Tools of supervision and Evaluation.

      In order to establish the FSA as the single statutory body for financial business, the United Kingdom has enacted Financial Services and Markets Act 2000 (“FSMA”). Once fully implemented, the FSMA will give the FSA its legal and regulatory powers and establish its framework of control, including with respect to the conduct of senior management and MBNA Europe’s business practices.

      Other regulatory bodies in the United Kingdom are: the Information Commissioner, formerly the Data Protection Commissioner, which enforces the provisions of, and oversees compliance with, data protection legislation; The Office of Fair Trading, which enforces the substantive provisions of consumer credit legislation and regulates fair trade and competition; and Oftel (the Office of Telecommunication) which oversees compliance with telecommunications licensing rules and regulations.

      MBNA Europe’s business is subject to numerous laws and regulations. The UK Consumer Credit Act 1974 requires lenders of consumer credit to have a Consumer Credit Licence. The Act governs the procedures for entering into credit card agreements, the provision of information to customers and the termination of agreements and imposes joint and several liability on the credit card issuer and the merchant for breach of contract or misrepresentation in connection with goods and services purchased with a credit card.

      The Irish Consumer Credit Act 1995 governs the account opening process and provision of information in Ireland.

      The UK Data Protection Act 1998 requires data controllers to register under the Act and establishes principles to ensure data is processed fairly and securely, and gives consumers a right of access to the data held on them. Similar provisions apply in Ireland.

      The Unfair Contracts Terms Act 1977 and the Unfair Terms in Consumer Contracts Regulations 1999 prohibit terms in consumer contracts which are unfair to the consumer and impose limits on the extent to which civil liability for breach of contract can be avoided by means of contract terms.

     MBNA Canada

      MBNA Canada was incorporated by letters patent as a Schedule II Bank pursuant to the Bank Act (Canada). As is required by the Bank Act, MBNA Canada obtained an order permitting it to commence business in November of 1997. It is a wholly owned subsidiary of MBNA America Bank, N.A. and is thus a foreign bank for the purposes of regulatory supervision in Canada. The Canadian banking regulatory regime in which MBNA Canada operates is a comprehensive system based on the provisions of the Bank Act, the regulations made under the Bank Act and guidelines and policy statements published by the Office of the Superintendent of Financial Institutions (Canada) (“OSFI”). MBNA Canada is also a member institution of the Canada Deposit Insurance Corporation (“CDIC”).

      The Cost of Borrowing (Banks) Regulations made pursuant to the Bank Act set out, among other things, the requirements imposed on MBNA Canada regarding disclosure of interest charges, the inclusion of certain charges, the cost of borrowing, and the disclosure of the cost of borrowing.

      MBNA Canada is subject to requirements regarding banking policies, procedures and standards. Among other things, the Bank Act requires the board of directors of a Canadian bank to establish investment and lending policies, procedures and standards. MBNA Canada must adhere to investment and lending standards that a reasonable and prudent person would apply and that avoid undue risk of loss and obtain a reasonable return. In addition, MBNA Canada must maintain adequate capital and adequate and appropriate forms of liquidity, and must comply with regulations and OSFI guidelines or policy statements relating to capital and liquidity requirements.

      The Protection of Personal Information and Electronic Documents Act establishes a code of conduct for the collection, use and disclosure of personal information. The code sets out ten principles to be adopted regarding personal information and requires that personal information be retained, used and disclosed with consent of the individual to whom it relates, that an individual be given access to his or her personal information and that the personal information be accurate.

Competition

      The Corporation’s business is highly competitive. The Corporation competes with numerous banks with national, regional and local operations in domestic and international markets and with non-bank competitors who issue credit and charge cards and make other consumer loans. Strategies used by the Corporation’s competitors include targeted marketing, low introductory rates, no annual fee credit cards, balance transfers and discounts on products and services. The Corporation also uses these strategies and, in addition, relies on its strategy of marketing to people with a strong common interest and its superior Customer service to compete with its competitors.

Employees

      As of December 31, 2000, the Corporation had approximately 25,000 employees.

Important Factors Regarding Forward-Looking Statements

      From time to time the Corporation may make forward-looking oral or written statements concerning the Corporation’s future performance. Such statements are subject to risks and uncertainties that may cause the Corporation’s actual performance to differ materially from that set forth in such forward-looking statements. Words such as “believe”, “expect”, “anticipate”, “intend” or similar expressions are intended to identify forward-looking statements. Such statements speak only as of the date on which they are made. The Corporation undertakes no obligation to update publicly or revise any such statements. Factors which could cause the Corporation’s actual financial and other results to differ materially from those projected by the Corporation in forward-looking statements include, but are not limited to the following:

  Competition

      The Corporation’s business is highly competitive. See “Competition” above. Competition from other lenders could affect the Corporation’s loans outstanding, Customer retention, and the rates and fees charged on the Corporation’s loans.

  Economic Conditions

      The Corporation’s business is affected by general economic conditions beyond the Corporation’s control, including employment levels, consumer confidence, and interest rates. A recession or slowdown in the economy of the United States or in other markets in which the Corporation does business may cause an increase in delinquencies and credit losses and reduce new account growth and charge volume.

  Delinquencies and Credit Losses

      An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the quality of the Corporation’s credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts, and the average seasoning of the Corporation’s accounts.

  Interest Rate Increases

      An increase in interest rates could increase the Corporation’s cost of funds and reduce the net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the United States and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Interest Rate Sensitivity” on pages 44 through 46 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s efforts to manage interest rate risk.

  Availability of Funding and Securitization

      Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation.

  Customer Behavior

      The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation’s performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets.

  New Products and Markets

      The Corporation’s performance could be affected by difficulties or delays in the development of new products or services, including products or services beyond credit card and other consumer loans, and in the expansion into new international markets. These may include failure of Customers to accept products or services when planned, losses associated with the testing of new products, services or markets, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services or in new markets, which may affect the success of such efforts.

  Growth

      The growth of the Corporation’s existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire qualified people, obtain funding for significant capital investments, and selectively pursue loan portfolio acquisitions.

  Legal and Regulatory

      The banking and consumer credit industry is subject to extensive regulation. Changes in the laws and regulations and in policies applied by banking or other regulators affecting banking, consumer credit, bankruptcy, privacy or other matters could impact the Corporation’s performance. For example, in recent years Congress has considered legislation which would have had the effect of limiting the interest rate that could be charged on credit card accounts. In addition, the Corporation could incur unanticipated litigation or compliance costs.

ITEM 2.  PROPERTIES

      The Corporation has approximately 3,000,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware. The majority of these facilities were designed and built expressly for the Corporation’s credit card operations. These complexes include space for future expansion.

      MBNA Information Services conducts its processing from an approximately 587,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 300,000 square feet of office space at the Corporation’s facilities in Newark, Delaware.

      MBNA Marketing Systems, Inc. has regional offices in Camden and Belfast, Maine, Cleveland, Ohio, Dallas, Texas (part of Information Services’ facility), Boca Raton, Florida and Hunt Valley, Maryland. These facilities are owned by the Corporation.

      MBNA Marketing Systems, Inc. has a leased regional office in Aliso Viejo, California and leased sales offices in San Francisco, New York City, Chicago and Atlanta. Marketing Systems leases telesales facilities in Maine, New Hampshire, Ohio and Pennsylvania. In February 2001, Marketing Systems opened a telesales facility in New Jersey which the Corporation owns. The Corporation is currently constructing additional office space at this site.

      MBNA Europe has approximately 360,000 square feet of administrative offices and credit card facilities that it owns in Chester, England. It has leased sales offices in London, England and it conducts operations in Ireland from a leased facility in Dublin, Ireland. It is currently constructing a 64,000 square foot operations center in Carrick-on-Shannon, Ireland.

      MBNA Canada has approximately 200,000 square feet of owned office space for its credit card operations in Gloucester and 5,000 square feet of leased space in Montreal, Quebec.

ITEM 3.  LEGAL PROCEEDINGS

      In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank’s advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys’ fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. A hearing on final approval will be held in May 2001. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank’s advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys’ fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation on the common law fraud claim and a class was certified by the Court. In May 2000, the Corporation filed an appeal from the order certifying a class. The appeal is pending. In October 2000, plaintiff filed a motion for partial summary judgement. That motion is pending. The Corporation believes that its advertising practices were and are proper under applicable federal and state law and intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2000, no matters were submitted to a vote of security holders of the Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Corporation’s executive officers is set forth below.

      Mr. Alfred Lerner (67) has been Chief Executive Officer of MBNA Corporation and Chairman of its Board of Directors since January 1991 and a director of the Bank since December 1991. He has more than 26 years of management experience in banking and finance. He has been Chairman of The Town and Country Trust since 1993 and was Chief Executive Officer from 1993 to 1997. He has been Chairman and owner of the Cleveland Browns since October 1998. A graduate of Columbia University and Vice Chairman of its Board of Trustees, Mr. Lerner is also President of the Cleveland Clinic Foundation and a member of its Board of Trustees. He is also a trustee of New York Presbyterian Hospital and Case Western Reserve University, and a member of the Board of Directors of the Marine Corps Law Enforcement Foundation.

      Mr. Cawley (60) has been President and a director of the Corporation and Chairman and Chief Executive Officer of the Bank since January 1991. He has more than 40 years of management experience in the financial services industry and was the senior member of the group that established the Bank in 1982. He has served as Chief Executive Officer of the Bank since 1990, and as President since 1985. He has been a director of the Bank since 1982. A graduate of Georgetown University and a member of its Board of Directors, Mr. Cawley also serves on the boards of the Eisenhower Exchange Fellowships, St. Benedict’s Preparatory School, the Marine Corps Law Enforcement Foundation, America’s Promise, the Owl’s Head Transportation Museum, the George Bush Presidential Library Foundation, the Metropolitan Wilmington Urban League, and the American Ireland Foundation. He is Chairman of the Board of the Grand Opera House in Wilmington, Delaware and is on the executive committee of the University of Delaware.

      John R. Cochran III (49) oversees all business development and marketing activities, including sales, marketing, advertising, regional marketing, telemarketing, and group administration. He is also responsible for Customer satisfaction. He has been a Senior Executive Vice President of the Corporation and an Executive Vice Chairman of the Bank since November 1998. He has served as the Chief Marketing Officer since April 1991. He has 28 years of management experience in the financial services industry and was a member of the group that established the Bank in 1982. He has been a director of the Bank since 1986.

      Bruce L. Hammonds (52) oversees consumer finance, information services, and MBNA Europe. He has been a Senior Executive Vice President of the Corporation and an Executive Vice Chairman of the Bank since November 1998. He has served as the Chief Operating Officer since 1990. He has 31 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

      M.  Scot Kaufman (51) oversees accounting, finance, planning, treasury, resource allocation activities and control. He has been a Senior Executive Vice President of the Corporation since January 2000, Treasurer since January 1991, Chief Accounting Officer since July 1991, and Chief Financial Officer since July 1992. He has served as Executive Vice Chairman of the Bank since January 2000 and served as its Chief Financial Officer from 1985 to 2000. He has 30 years of experience in the financial services industry and has been with the Bank since 1985. He has been a director of the Bank since 1986.

      Gregg Bacchieri (45) oversees consumer finance. He has been an Executive Vice President of the Corporation since July 1997 and Senior Vice Chairman of the Bank since November 1998. He has 22 years of management experience in retail lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since July 1997.

      Ronald W. Davies (59) oversees MBNA Hallmark Information Services, which provides the Corporation with telecommunications, production operations, information systems, and systems operations and development. He has been an Executive Vice President of the Corporation since October 1991. He has served as Senior Vice Chairman of the Bank since December 1997 and Chief Technology Officer of the Bank since April 1991. He has served as Chairman and Chief Executive Officer of MBNA Hallmark Information Services, Inc. since August 1991. He has 36 years of experience in information systems and technology management and has been with the Corporation since 1991. He has been a director of the Bank since April 1991.

      Charles C. Krulak (59) is the Chief Executive Officer of MBNA Europe. He joined the Corporation in August 1999 as an Executive Vice President of the Corporation and as a Senior Vice Chairman and director of the Bank. Prior to joining the Corporation, he had a 35 year career in the U.S. Marine Corps, including serving four years as Commandant.

      Richard K. Struthers (45) oversees customer assistance, credit, risk control, business lending, consumer deposits, portfolio acquisition activities, and MBNA Canada. He has been an Executive Vice President of the Corporation since April 1997. He has served as Senior Vice Chairman of the Bank since December 1997. He has 23 years of experience in consumer lending and was a member of the group that established the Bank in 1982. He has been a director of the Bank since January 1997.

      Lance L. Weaver (46) oversees corporate affairs, law, government relations, personnel activities, real estate, facility management, operating services, security, community initiatives and The MBNA Foundation. He has been an Executive Vice President of the Corporation since April 1994. He has served as Senior Vice Chairman of the Bank since July 1997 and served as Chief Administrative Officer of the Bank from February 1993 until August 1999. He has 26 years of experience in consumer lending and administration and has been with the Corporation since 1991. He has been a director of the Bank since February 1993.

      Vernon H. C. Wright (58) oversees foreign and domestic treasury activities, including securitization, investments and funding, and corporate finance activities. He has been an Executive Vice President and Chief Corporate Finance Officer of the Corporation and Chief Corporate Finance Officer of the Bank since July 1992. He has been Senior Vice Chairman of the Bank since January 2001. He has more than 32 years of experience in retail and commercial lending and has been with the Corporation since 1991. He has been a director of the Bank since November 1992.

      Kenneth F. Boehl (46) oversees risk management. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since July 1997. He has been the Senior Control Officer of the Bank since April 1992. He has 25 years of experience in financial management and has been with the Corporation since 1988. He has been a director of the Bank since July 1997.

      Jules J. Bonavolonta (60) oversees administrative services, facility management, and corporate administration. He has been an Executive Vice President of the Corporation and Vice Chairman of the Bank since October 1997. Prior to joining the Corporation, he served as President of Universal Network, Inc., a security consulting firm, from August 1995 to March 1997. He was director of corporate security for Consolidated Edison of New York from January 1991 to August 1992 and for Republic National Bank of New York from August 1992 to July 1995. He had a 23 year career with the Federal Bureau of Investigation which included extensive experience in domestic and international investigations, including as Chief of the Organized Crime and Narcotics Division. He joined the Corporation in March 1997 and has been a director of the Bank since October 1997.

      Michael G. Rhodes (35) oversees marketing and sales activities. He has been an Executive Vice President of the Corporation and a Vice Chairman and Director of the Bank since August 1998. He joined the Corporation in 1994. He is Mr. Cawley’s son-in-law.

      John W. Scheflen (54) oversees corporate affairs, government affairs and law. He has been an Executive Vice President, General Counsel and Secretary of the Corporation and Secretary and Cashier of the Bank since March 1992. He has been a Vice Chairman and director of the Bank since September 1998. Prior to joining the Corporation he was a partner with Venable, Baetjer and Howard from 1984 to March 1992. He has 26 years of experience in law and has been with the Corporation since 1992.

      Michelle D. Shepherd (34) oversees product development, including the Corporation’s in-house advertising agency, database marketing, direct response marketing, research and development, loyalty marketing and internet activities. She is also responsible for insurance, travel, and merchandising. She has been an Executive Vice President of the Corporation and a Vice Chairwoman and director of the Bank since January 2000. She has been with the Company since 1985.

      David W. Spartin (43) oversees corporate communications and administration, including investor relations, media relations, and industry relations. He has been an Executive Vice President of the Corporation since April 1997 and has served as Vice Chairman of the Bank since March 1997. He has 22 years of experience in the financial services industry and has been with the Corporation since 1991. He has been a director of the Bank since March 1997.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      “Common Stock Price Range and Dividends” on page 82 and “Dividend Limitations” on page 42 of the 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      “Ten-Year Statistical Summary” on pages 28 and 29 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 31 through 48 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      “Interest Rate Sensitivity” on pages 44 through 46 and “Foreign Currency Exchange Rate Sensitivity” on page 46 of the 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The “Report of Independent Auditors”, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, and the “Quarterly Data” on pages 51 through 80 of the 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      “Election of Directors” on pages 4 through 7 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      “Election of Directors” on pages 4 through 7, “Executive Compensation” on pages 9 through 15 and “Compensation Committee Interlocks and Insider Participation” on page 15 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      “Security Ownership of Management and Certain Beneficial Owners” on pages 2 and 3 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships” on page 15 in the Definitive Proxy Statement are incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1.  The following consolidated financial statements of MBNA Corporation and subsidiaries are incorporated herein by reference from the pages designated in the 2000 Annual Report to Stockholders:

      2.  Financial Statement Schedules

      No Financial Statement Schedules are required to be filed.

      3.  Exhibits:

      The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant’s Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K, the 1997 Form 10-K, the 1998 Form 10-K and the 1999 Form 10-K are to the Registrant’s Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999, respectively.

Exhibit 3.1	Articles of Incorporation, as amended and supplemented (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2	By-laws, as amended.
Exhibit 4.1*	Senior Indenture dated as of September 29, 1992, between the Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2*	Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*	Fiscal and Paying Agency Agreement, dated September 21, 1992, between MBNA America Bank, N.A. and Harris Trust and Savings Bank, as Fiscal and Paying Agent, for the 7.25% Subordinated Notes due 2002.
Exhibit 4.4*	Issuing and Paying Agency Agreement dated as of December 10, 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First Trust of New York, National Association.
Exhibit 4.5	Junior Subordinated Indenture between the Registrant and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997 Form S-4).
Exhibit 4.6	Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.6 of 1996 Form 10-K).

Exhibit 4.7	Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.8	Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.8 of 1996 Form 10-K).
Exhibit 4.9	Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.10	Amended and Restated Trust Agreement, dated as of February 24, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4(e)(4) of the 1997 Form S-4).
Exhibit 4.11	Guarantee Agreement, dated as of March 31, 1997 between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.11 of 1997 Form 10-K).
Exhibit 4.12	Agency Agreement, dated as of July 17, 1997, among MBNA America Bank, N.A., as Issuer, The First National Bank of Chicago, as Global Agent, The First National Bank of Chicago, London Office, as London Paying Agent and London Issuing Agent, The First National Bank of Chicago, New York Office, as NY Paying Agent and Registrar, and Banque Indosuez Luxembourg, as Luxembourg Paying Agent and Transfer Agent, for the Global Bank Note Program (incorporated by reference to Exhibit 4.12 of 1999 Form 10-K).
Exhibit 4.13*	Trust Deed dated May 7, 1999, among MBNA Europe Funding PLC, MBNA America Bank, N.A. and Bankers Trustee Company Limited, as modified by the First Supplemental Trust Deed, dated May 8, 2000, among MBNA Europe Funding PLC, MBNA America Bank, N.A. and Bankers Trustee Company Limited.
Exhibit 10.1	License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.2	License Agreement with VISA (incorporated by reference to Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.3	Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement) (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.4	Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000, among MBNA America Bank, N.A., MBNA International Bank Limited, and MBNA Corporation and certain lenders and the Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2000).
Exhibit 10.5	Multicurrency Revolving Credit and Sterling Acceptance Facility Agreement dated as of June 5, 2000, among MBNA International Bank Limited, certain lenders and Lloyds Bank PLC as Agent.
Exhibit 10.6**	Form of Executive Non-Compete Agreement (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1999).
Exhibit 10.7**	1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and forms of Stock Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.8**	1997 Long Term Incentive Plan and Policies, as amended (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2000) and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).

Exhibit 10.9**	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.10**	Restricted Stock Agreement, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2000).
Exhibit 10.11**	MBNA Corporation Supplemental Executive Retirement Plan
Exhibit 10.12**	Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan incorporated by reference to Exhibit 10.14 of 1993 Form 10-K).
Exhibit 10.13**	MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1997).
Exhibit 10.14**	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.18 of 1992 Form 10-K).
Exhibit 10.15**	Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 13	2000 Annual Report to Stockholders.
Exhibit 21	Subsidiaries of the Corporation.
Exhibit 23	Consent of Independent Auditors.

*	The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

      4.  Reports on Form 8-K

1. Report dated October 11, 2000, reporting MBNA Corporation’s earnings release for the third quarter of 2000.

2. Report dated October 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for October 2000.

3. Report dated November 21, 2000, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

4. Report dated November 30, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for November 2000.

5. Report dated December 7, 2000, reporting the securitization of CAD$350.0 million of credit card loan receivables by MBNA Canada Bank.

6. Report dated December 12, 2000, reporting the securitization of 300.0 million pounds sterling of credit card loan receivables by MBNA International Bank Limited.

7. Report dated December 13, 2000, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

8. Report dated December 31, 2000, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for December 2000.

9. Report dated January 10, 2001, reporting MBNA Corporation’s earnings release for the fourth quarter of 2000.

10. Report dated January 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 2001.

11. Report dated February 20, 2001, reporting the securitization of $1.25 billion of credit card loan receivables by MBNA America Bank, N.A.

12. Report dated February 28, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 2001.

13. Report dated March 8, 2001, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBNA CORPORATION

By:	/s/ALFRED LERNER _______________________________________ Alfred Lerner

Chairman and Chief Executive Officer

March 23, 2001

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED LERNER Alfred Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 23, 2001
/s/ CHARLES M. CAWLEY Charles M. Cawley	President and Director	March 23, 2001
/s/ M. SCOT KAUFMAN M. Scot Kaufman	Senior Executive Vice President and Treasurer (principal financial and accounting officer)	March 23, 2001
/s/ JAMES H. BERICK James H. Berick, Esq.	Director	March 23, 2001
/s/ BENJAMIN R. CIVILETTI Benjamin R. Civiletti, Esq.	Director	March 23, 2001
/s/ WILLIAM L. JEWS William L. Jews	Director	March 23, 2001
/s/ RANDOLPH D. LERNER Randolph D. Lerner, Esq.	Director	March 23, 2001
/s/ STUART L. MARKOWITZ Stuart L. Markowitz, M.D.	Director	March 23, 2001
/s/ MICHAEL ROSENTHAL Michael Rosenthal, Ph.D.	Director	March 23, 2001

[LOGO]  PRINTED ON RECYCLED PAPER

EXHIBIT INDEX

      The following exhibits are filed with the MBNA Corporation annual report on Form 10-K for the fiscal year ended December 31, 2000:

Exhibit
No.	Description

3.2	By-laws, as amended.

10.5	Multicurrency Revolving Credit and Sterling Acceptance Facility Agreement dated as of June 5, 2000, among MBNA International Bank Limited, certain lenders and Lloyds Bank PLC as Agent.

10.11	MBNA Corporation Supplemental Executive Retirement Plan, as amended and restated.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	2000 Annual Report to Stockholders.

21	Subsidiaries of the Corporation.

23	Consent of Independent Auditors.