Form 10-Q
period 2001-03-31
MBNA CORP
filed 2001-05-15
CIK 870517

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                              -------------------------------------------------
or

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
Yes      x     No
    ----------    ----------
              Common Stock, $.01 Par Value - 851,781,250 Shares
                     Outstanding as of March 31, 2001



                            MBNA CORPORATION AND SUBSIDIARIES
                                     TABLE OF CONTENTS
                                                                          Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           March 31, 2001 (unaudited) and December 31, 2000

           Consolidated Statements of Income -                               3
           For the Three Months Ended March 31, 2001 and 2000
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Three Months Ended March 31, 2001 and 2000
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Three Months Ended March 31, 2001 and 2000
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      17
           and Results of Operations (unaudited)


           Supplemental Financial Information (unaudited)                   39


                        Part II - Other Information

Item 1.    Legal Proceedings                                                40

Item 4.    Submission of Matters to a Vote of Security Holders              40

Item 6.    Exhibits and Reports on Form 8-K                                 41

Signature                                                                   46









































































                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      March 31,   December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    759,826  $    971,469
Interest-earning time deposits in other banks.....     1,591,151     1,505,331
Federal funds sold and securities purchased
 under resale agreements..........................       920,000       700,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,742,180 and $2,661,962 at
   March 31, 2001 and December 31, 2000,
   respectively)..................................     2,759,014     2,666,196
  Held-to-maturity (market value of $386,960
   and $368,547 at March 31, 2001 and
   December 31, 2000, respectively)...............       398,322       384,088
Loans held for securitization.....................     6,666,017     8,271,933
Loans:
  Credit card.....................................     8,063,346     7,798,772
  Other consumer..................................     4,341,582     3,884,132
                                                    ------------  ------------
    Total loans...................................    12,404,928    11,682,904
  Reserve for possible credit losses..............      (414,276)    (386,568)
                                                    ------------  ------------
    Net loans.....................................    11,990,652    11,296,336
Premises and equipment, net.......................     1,868,757     1,781,011
Accrued income receivable.........................       229,829       305,437
Accounts receivable from securitizations..........     8,024,690     6,940,567
Intangible assets, net............................     2,750,823     2,749,435
Prepaid expenses and deferred charges.............       334,503       322,201
Other assets......................................       969,697       784,092
                                                    ------------  ------------
    Total assets..................................  $ 39,263,281  $ 38,678,096
                                                    ============  ============





                                                      March 31,   December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 18,065,297  $ 18,468,144
  Money market deposit accounts...................     5,205,634     4,922,027
  Noninterest-bearing demand deposits.............       858,560       892,980
  Interest-bearing transaction accounts...........        45,690        50,475
  Savings accounts................................        10,690         9,969
                                                    ------------  ------------
    Total deposits................................    24,185,871    24,343,595
Short-term borrowings.............................       241,319       159,512
Long-term debt and bank notes.....................     6,089,772     5,735,635
Accrued interest payable..........................       250,000       237,610
Accrued expenses and other liabilities............     1,735,338     1,574,466
                                                    ------------  ------------
    Total liabilities.............................    32,502,300    32,050,818

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at March 31, 2001 and
 December 31, 2000)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 851,781,250 shares and
 851,803,793 shares issued and outstanding
 at March 31, 2001 and December 31, 2000,
 respectively)....................................         8,518         8,518
Additional paid-in capital........................     2,655,906     2,725,950
Retained earnings.................................     4,162,077     3,931,248
Accumulated other comprehensive income............       (65,606)      (38,524)
                                                    ------------  ------------
    Total stockholders' equity....................     6,760,981     6,627,278
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 39,263,281  $ 38,678,096
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




























                       MBNA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                            (unaudited)
INTEREST INCOME
Loans.............................................  $    410,509  $    268,116
Investment securities:
  Taxable.........................................        42,160        41,420
  Tax-exempt......................................           917           968
Time deposits in other banks......................        21,876        19,161
Federal funds sold and securities purchased
 under resale agreements..........................        20,918         7,826
Loans held for securitization.....................       247,858       329,195
                                                    ------------  ------------
    Total interest income.........................       744,238       666,686
INTEREST EXPENSE
Deposits..........................................       377,244       275,110
Short-term borrowings.............................         2,649        12,069
Long-term debt and bank notes.....................        99,128        96,436
                                                    ------------  ------------
    Total interest expense........................       479,021       383,615
                                                    ------------  ------------
NET INTEREST INCOME...............................       265,217       283,071
Provision for possible credit losses..............       151,993        99,846
                                                    ------------  ------------
Net interest income after provision for
 possible credit losses...........................       113,224       183,225
OTHER OPERATING INCOME
Interchange.......................................        69,846        67,750
Credit card fees..................................        61,342        72,491
Securitization income.............................     1,273,859       928,788
Insurance.........................................        29,166        17,043
Other.............................................        42,200        24,964
                                                    ------------  ------------
    Total other operating income..................  $  1,476,413  $  1,111,036



















                                                    For the Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                         2001          2000
                                                    ------------  ------------
                                                             (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits....................  $    438,982  $    364,805
Occupancy expense of premises.....................        36,465        34,049
Furniture and equipment expense...................        52,568        49,310
Other.............................................       563,136       467,146
                                                    ------------  ------------
   Total other operating expense..................     1,091,151       915,310
                                                    ------------  ------------
Income before income taxes........................       498,486       378,951
Applicable income taxes...........................       187,431       144,380
                                                    ------------  ------------
NET INCOME........................................  $    311,055  $    234,571
                                                    ============  ============

EARNINGS PER COMMON SHARE.........................  $        .36  $        .29
EARNINGS PER COMMON SHARE-ASSUMING DILUTION.......           .35           .28

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

                                Outstanding Shares
                              -----------------------
                               Preferred     Common     Preferred    Common
                                 (000)       (000)        Stock      Stock
                              -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2000..        8,574     851,804   $      86  $    8,518
Comprehensive income:
  Net income................            -           -           -           -
  Other comprehensive
   income, net of tax.......            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.09 per share.....            -           -           -           -
  Preferred.................            -           -           -           -
Exercise of stock options
 and other awards...........            -       2,909           -          29
Stock option tax benefit....            -           -           -           -
Amortization of deferred
 compensation expense.......            -           -           -           -
Acquisition and retirement
 of common stock.............           -      (2,932)          -         (29)
                              -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2001.....        8,574     851,781   $      86  $    8,518
                              ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 1999..        8,574     801,781   $      86  $    8,018
Comprehensive income:
  Net income................            -           -           -           -
  Other comprehensive
   income, net of tax.......            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.08 per share.....            -           -           -           -
  Preferred.................            -           -           -           -
Exercise of stock options
 and other awards...........            -       3,356           -          34
Stock option tax benefit....            -           -           -           -
Amortization of deferred
 compensation expense.......            -           -           -           -
Acquisition and retirement
 of common stock............            -      (3,356)          -         (34)
                              -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2000.....        8,574     801,781   $      86  $    8,018
                              ===========  ==========   =========  ==========








                                                   Accumulated
                            Additional                Other         Total
                             Paid-in    Retained  Comprehensive  Stockholders'
                             Capital    Earnings     Income         Equity
                            ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2000  $2,725,950 $3,931,248 $     (38,524) $  6,627,278
Comprehensive income:
  Net income..............           -    311,055             -       311,055
  Other comprehensive
   income, net of tax.....           -          -       (27,082)      (27,082)
                                                                 ------------
Comprehensive income......                                            283,973
                                                                 ------------
Cash dividends:
  Common-$.09 per share...           -    (76,663)            -       (76,663)
  Preferred...............           -     (3,563)            -        (3,563)
Exercise of stock options
 and other awards.........      17,453          -             -        17,482
Stock option tax benefit..      10,236          -             -        10,236
Amortization of deferred
 compensation expense.....       8,739          -             -         8,739
Acquisition and retirement
 of common stock..........    (106,472)         -             -      (106,501)
                            ---------- ---------- -------------  ------------
BALANCE, MARCH 31, 2001...  $2,655,906 $4,162,077 $     (65,606) $  6,760,981
                            ========== ========== =============  ============

BALANCE, DECEMBER 31, 1999  $1,305,935 $2,897,964 $     (12,560) $  4,199,443
Comprehensive income:
  Net income..............           -    234,571             -       234,571
  Other comprehensive
   income, net of tax.....           -          -        (6,434)       (6,434)
                                                                 ------------
Comprehensive income......                                            228,137
                                                                 ------------
Cash dividends:
  Common-$.08 per share...           -    (64,142)            -       (64,142)
  Preferred...............           -     (3,726)            -        (3,726)
Exercise of stock options
 and other awards.........       7,203          -             -         7,237
Stock option tax benefit..       5,174          -             -         5,174
Amortization of deferred
 compensation expense.....       7,525          -             -         7,525
Acquisition and retirement
 of common stock..........     (88,448)         -             -       (88,482)
                            ---------- ---------- -------------  ------------
BALANCE, MARCH 31, 2000...  $1,237,389 $3,064,667 $     (18,994) $  4,291,166
                            ========== ========== =============  ============
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements


                      MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income.......................................  $    311,055  $    234,571
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...........       151,993        99,846
  Depreciation, amortization, and accretion......       174,591       124,606
  (Benefit) provision for deferred income taxes..       (25,903)        9,038
  Decrease in accrued income receivable..........        75,608        27,236
  Increase in accounts receivable from
   securitizations...............................    (1,084,123)     (217,246)
  Increase in accrued interest payable...........        12,390         6,301
  Decrease in other operating activities.........       (38,314)      108,800
                                                   ------------  ------------
Net cash (used in) provided by operating
 activities......................................      (422,703)      393,152

INVESTING ACTIVITIES
Net increase in money market instruments.........      (305,820)     (295,458)
Proceeds from maturities of investment securities
 available-for-sale..............................       319,935       129,741
Proceeds from sale of investment securities
 available-for-sale..............................           505             -
Purchases of investment securities
 available-for-sale..............................      (410,189)     (165,329)
Proceeds from maturities of investment securities
 held-to-maturity ...............................         3,905         2,595
Purchases of investment securities
 held-to-maturity................................       (18,532)      (13,666)
Proceeds from securitization of loans............     1,994,236     1,496,242
Proceeds from sale of loans......................       126,562        14,164
Loan portfolio acquisitions......................      (581,567)     (887,625)
Amortization of securitized loans................    (1,798,561)     (653,092)
Net loan repayments (originations)...............       918,691       (53,932)
Net purchases of premises and equipment..........      (148,445)      (51,030)
                                                   ------------  ------------
Net cash provided by (used in)
 investing activities............................  $    100,720  $   (477,390)













                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net (decrease) increase in time deposits..........  $   (402,847) $    339,713
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       245,123       192,324
Net increase (decrease) in short-term borrowings..        81,807      (413,431)
Proceeds from issuance of long-term debt
 and bank notes...................................       467,370       207,963
Maturity of long-term debt and bank notes.........      (120,328)      (75,557)
Proceeds from exercise of stock options
 and other awards.................................        17,482         7,237
Acquisition and retirement of common stock........      (106,501)      (88,482)
Dividends paid....................................       (71,766)      (59,772)
                                                    ------------  ------------
    Net cash provided by financing activities.....       110,340       109,995
                                                    ------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..      (211,643)       25,757
Cash and cash equivalents at beginning of period..       971,469       488,386
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    759,826  $    514,143
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    470,145  $    377,936
                                                    ============  ============
Income taxes paid.................................  $     33,230  $     70,011
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
















                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these consolidated financial statements.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                   --------------------- ---------------------
                                            Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
---------------  ----------------  -------- ------------ -------- ------------
January 10, 2001  April 16, 2001      7.50%    $ .46875     5.64%    $ .35270
April 10, 2001    July 16, 2001       7.50       .46875     5.50       .34380

NOTE C: COMMON STOCK

During the three months ended March 31, 2001, 1.3 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common shares issued had an approximate aggregate market value of $46.8 million. At March 31, 2001, the unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $185.0 million.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

On April 10, 2001 the Corporation's Board of Directors declared a quarterly cash dividend of $.09 per common share, payable July 1, 2001 to stockholders of record as of June 15, 2001.





NOTE D: EARNINGS PER COMMON SHARE

Earnings per common share is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share-assuming dilution is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents, based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to employee stock options. The Corporation does not have any other common stock equivalents.

COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
EARNINGS PER COMMON SHARE
Net income........................................  $    311,055  $    234,571
Less: preferred stock dividend requirements.......         3,563         3,726
                                                    ------------  ------------
Net income applicable to common stock.............  $    307,492  $    230,845
                                                    ============  ============
Weighted average common shares outstanding (000)..       851,840       801,849
                                                    ============  ============
Earnings per common share.........................  $        .36  $        .29
                                                    ============  ============
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
Net income........................................  $    311,055  $    234,571
Less: preferred stock dividend requirements.......         3,563         3,726
                                                    ------------  ------------
Net income applicable to common stock.............  $    307,492  $    230,845
                                                    ============  ============
Weighted average common shares outstanding (000)..       851,840       801,849
Net effect of dilutive stock options (000)........        26,562        22,596
                                                    ------------  ------------
Weighted average common shares outstanding and
 common stock equivalents (000)...................       878,402       824,445
                                                    ============  ============
Earnings per common share-assuming dilution.......  $        .35  $        .28
                                                    ============  ============

There were 30,000 stock options with an exercise price of $35.9375 per share outstanding at March 31, 2001, which were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise price being greater than the average market price of the common shares. These stock options expire in 2011.

NOTE E: INVESTMENT SECURITIES

For the three months ended March 31, 2001, the Corporation sold investment securities resulting in a realized a loss of $36,000, having a net after-tax effect of $23,000.


NOTE F: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
Net income.......................................  $    311,055  $    234,571

Other comprehensive income:
  Foreign currency translation...................       (35,237)       (5,713)
  Net unrealized gains (losses) on investment
   securities available-for-sale and other
   financial instruments.........................         8,155          (721)
                                                   ------------  ------------
Other comprehensive income.......................       (27,082)       (6,434)
                                                   ------------  ------------
Comprehensive income.............................  $    283,973  $    228,137
                                                   ============  ============

The components of accumulated other comprehensive income, net of tax, are as follows:
                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------  ------------
Foreign currency translation.....................  $    (82,193) $    (46,956)
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments.....................................        16,587         8,432
                                                   ------------  ------------
Accumulated other comprehensive income...........  $    (65,606) $    (38,524)
                                                   ============  ============

NOTE G: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 2001, the Corporation issued long-term debt and bank notes consisting of the following:
                                                               Par Value
                                                        ----------------------
                                                        (dollars in thousands)

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of 5.75%, payable annually, maturing in 2004
 (EUR500.0 million)....................................        462,350

Floating-Rate Euro Medium-Term Notes, priced at
 80 basis points over the three-month Sterling London
 Interbank Offered Rate with interest payable
 quarterly, maturing in 2004 (6.0 million pounds
 sterling).............................................          8,687


The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to reduce its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited ("MBNA Europe").

NOTE H: DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138") on January 1, 2001. The standards required that all derivative instruments be recorded on the Corporation's consolidated statement of financial condition at fair value and established criteria for designation and effectiveness of hedging relationships. The Corporation recognized a $2.5 million (pretax) loss upon implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001.

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate and foreign currency exchange rate, which exist as part of its ongoing business operations. Derivative financial instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of these exposures. The Corporation does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. The Corporation can designate derivative financial instruments as either fair value hedges, cash flow hedges or hedges of net investments. The Corporation also has derivative financial instruments that are not designated as an accounting hedge, which reduce its exposure to foreign currency exchange rate risk. The Corporation accounts for changes in the fair value of fair value hedges and the corresponding hedged item as a component of other operating income. The Corporation does not have cash flow hedges or hedges of net investments. For derivative financial instruments that are not designated as an accounting hedge, the change in fair value is reported in other operating income. The gross unrealized gains and gross unrealized losses on the Corporation's derivative financial instruments are included as a component of other assets or accrued expenses and other liabilities, respectively, on the Corporation's consolidated statement of financial condition.












INTEREST RATE SWAP AGREEMENTS

The Corporation finances a portion of its operations through long-term debt and bank notes. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation's interest rate swap agreements qualify as fair value hedges under Statement No. 133. The fair value of the Corporation's interest rate swap agreements was a gross unrealized gain of $81.9 million at March 31, 2001. There were no unrealized losses on the Corporation's interest rate swap agreements at March 31, 2001. For the three months ended March 31, 2001, the Corporation's hedging ineffectiveness was immaterial to the Corporation's consolidated statement of income.

FOREIGN EXCHANGE SWAP AGREEMENTS

The Corporation is exposed to foreign currency exchange rate risk as a result of transactions in currencies other than the functional currency of its foreign bank subsidiaries. The Corporation enters into foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk and to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation's qualifying foreign exchange swap agreements are accounted for as fair value hedges. The fair value of the Corporation's qualifying foreign exchange swap agreements was a gross unrealized loss of $1.4 million at March 31, 2001. The Corporation also enters into foreign exchange swap agreements that are not designated as accounting hedges. The fair value of the Corporation's foreign exchange swap agreements not designated or effective as accounting hedges was a gross unrealized loss of $28.7 million and a gross unrealized gain of $3.4 million at March 31, 2001. For the three months ended March 31, 2001, the Corporation recognized a net loss of $22.0 million on its foreign exchange swap agreements and an offsetting net gain of $12.6 million on the related underlying long-term debt and bank notes, in the consolidated statement of income. For the three months ended March 31, 2001, the Corporation's hedging ineffectiveness was immaterial to the Corporation's consolidated statement of income.

FORWARD EXCHANGE CONTRACTS

The Corporation is exposed to foreign currency exchange rate risk as a result of transactions in currencies other than the designated functional currency of the Corporation or its foreign bank subsidiaries. The Corporation enters into forward exchange contracts to reduce its exposure to foreign currency exchange rate risk primarily related to activity associated with its foreign bank subsidiaries. The Corporation's forward exchange contracts are not designated as accounting hedges. The fair value of the forward exchange contracts was a gross unrealized gain of $25.3 million at March 31, 2001.
For the three months ended March 31, 2001, the Corporation recognized a net gain of $60.4 million on its forward exchange contracts and an offsetting net loss of $55.3 million on the related assets and liabilities, in the consolidated statement of income.





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

The Corporation allocates resources on a managed basis, and financial information provided to management reflects the Corporation's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information in its consolidated financial statements. This adjustment reclassifies interest income, interchange income, credit card and other fees, insurance income, interest paid to investors, credit losses, and other trust expenses into securitization income.

SEGMENT REPORTING
(dollars in thousands)
                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
MANAGED INCOME STATEMENTS
Interest income................................  $  3,247,851  $  2,549,277
Interest expense...............................     1,460,074     1,192,942
                                                 ------------  ------------
Net interest income............................     1,787,777     1,356,335
Provision for possible credit losses...........       976,144       731,803
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................       811,633       624,532
Other operating income.........................       778,004       669,729
Other operating expense........................     1,091,151       915,310
                                                 ------------  ------------
Income before income taxes.....................       498,486       378,951
Applicable income taxes........................       187,431       144,380
                                                 ------------  ------------
Net income.....................................  $    311,055  $    234,571
                                                 ============  ============

Managed loans at period end....................  $ 87,915,009  $ 72,999,767
Average managed loans for the period...........    87,985,326    72,004,076












                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
SECURITIZATION ADJUSTMENT
Interest income................................  $ (2,503,613) $ (1,882,591)
Interest expense...............................      (981,053)     (809,327)
                                                 ------------  ------------
Net interest income............................    (1,522,560)   (1,073,264)
Provision for possible credit losses...........      (824,151)     (631,957)
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................      (698,409)     (441,307)
Other operating income.........................       698,409       441,307
Other operating expense........................             -             -
                                                 ------------  ------------
Income before income taxes.....................             -             -
Applicable income taxes........................             -             -
                                                 ------------  ------------
Net income.....................................  $          -  $          -
                                                 ============  ============

Securitized loans at period end................  $(68,844,064) $(55,488,220)
Average securitized loans for the period.......   (69,237,079)  (54,584,913)


                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
CONSOLIDATED STATEMENTS OF INCOME
Interest income................................  $    744,238  $    666,686
Interest expense...............................       479,021       383,615
                                                 ------------  ------------
Net interest income............................       265,217       283,071
Provision for possible credit losses...........       151,993        99,846
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................       113,224       183,225
Other operating income.........................     1,476,413     1,111,036
Other operating expense........................     1,091,151       915,310
                                                 ------------  ------------
Income before income taxes.....................       498,486       378,951
Applicable income taxes........................       187,431       144,380
                                                 ------------  ------------
Net income.....................................  $    311,055  $    234,571
                                                 ============  ============

Loan receivables at period end.................  $ 19,070,945  $ 17,511,547
Average loan receivables for the period........    18,748,247    17,419,163





NOTE J: ACCOUNTING PRONOUNCEMENTS

In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" ("Statement No. 140"), was issued. Statement No. 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. The Corporation adopted Statement No. 140's revised accounting standards for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of Statement No. 140 did not impact the Corporation's consolidated financial statements.

As noted in the Financial Accounting Standards Board's ("the Board") "Statement 140, a replacement of Statement 125 - Project Summary" updated on April 19, 2001, the Board at its April 18, 2001 meeting stated that certain one-step securitization structures utilized in the marketplace, including one-step securitization structures that the Corporation uses, would not meet certain isolation criterion that are required in Statement No. 140 to account for asset securitizations as sales. In this update, the Board also stated that it is drafting a Technical Bulletin to delay the effective date of Statement No. 140 as it applies to these one-step securitization structures and that two-step securitization structures would be required for transactions occurring after December 31, 2001, with an extended transition period for conversion of one-step master trust securitization structures (five years from the publication of the Board's Technical Bulletin) to allow issuers, such as the Corporation, to obtain sufficient approvals from the beneficial interest holders. The Corporation believes that the required changes in its securitization structures are not significant, and the implementation of the two-step securitization structure will not have a material impact on the Corporation's consolidated net income.






















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

INTRODUCTION

MBNA Corporation, ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of affinity credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. ("MBNA Delaware"), which offers corporate loan products and travel related services.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2001 increased 32.6% to $311.1 million or $.35 per common share, from $234.6 million or $.28 per common share for the same period in 2000. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 22.2% to $88.0 billion for the three months ended March 31, 2001, as compared to $72.0 billion for the same period in 2000. Total managed loans at March 31, 2001 were $87.9 billion, a $14.9 billion increase from
March 31, 2000. The managed net interest margin increased to 7.71% for the three months ended March 31, 2001, as compared to 7.10% for the same period in 2000. During the three months ended March 31, 2001, the Corporation acquired 121 new endorsements from organizations and added 2.5 million new accounts. The growth in managed loans for the three months ended March 31, 2001, as compared to the same period in 2000, was a result of the Corporation's continued marketing efforts and loan portfolio acquisitions.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange income, credit card and other fees, and insurance income in excess of interest paid to investors, credit losses, and other trust expenses into securitization income, while reducing the Corporation's on-balance-sheet assets. During the three months ended March 31, 2001, the Corporation securitized $2.0 billion of credit card loan receivables, bringing total securitized loans to $68.8 billion at March 31, 2001. The Corporation's average securitized loans increased 26.8% to $69.2 billion for the three months ended March 31, 2001, as compared to $54.6 billion for the same period in 2000.

The Corporation's return on average total assets for the three months ended March 31, 2001 increased to 3.26% from 3.02% for the same period during 2000. The increase in return on average total assets is a result of the Corporation's net income growing faster than its average total assets as a result of asset securitization. The Corporation's return on average stockholders' equity was 19.12% for the three months ended March 31, 2001, as compared to 22.46% for the same period in 2000. The decrease in the Corporation's return on average stockholders' equity is primarily a result of an increase in average stockholders' equity from the issuance of 50 million shares of common stock in August 2000 for $1.6 billion, net of issuance costs.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, decreased $17.9 million to $265.7 million for the three months ended March 31,2001 from the same period in 2000. Average interest-earning assets increased $2.6 billion for the three months ended March 31, 2001 from the same period in 2000. The yield on average interest-earning assets increased 10 basis points for the three months ended March 31, 2001 from the same period in 2000. The increase in the yield earned by the Corporation on average interest-earning assets was primarily the result of higher yielding loan receivables.
Average interest-bearing liabilities increased $4.4 billion for the three months ended March 31, 2001 from the same period in 2000. The rate paid on average interest-bearing liabilities increased 44 basis points for the three months ended March 31, 2001 from the same period in 2000. The increase in the rate paid on average interest-bearing liabilities reflects actions by the Federal Reserve Board in 2000, which increased overall market interest rates. The increase in average interest-bearing liabilities for the three months ended March 31, 2001, was primarily a result of an increase of $5.0 billion in average domestic interest-bearing deposits for the three months ended March 31, 2001, as compared to the same period in 2000, which were used to fund the increase in average interest-earning assets, accounts receivable from securitization, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitization and the value of acquired Customer accounts are included in other assets in Table 2.

The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The Corporation's net interest margin, on a fully taxable equivalent basis, was 4.33% for the three months ended March 31, 2001, as compared to 5.12% for the same period in 2000.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

Interest income on investment securities for the three months ended March 31, 2001, on a fully taxable equivalent basis, increased to $43.6 million, as compared to $42.9 million for the same period in 2000. Average investment securities increased $36.3 million to $3.1 billion for the three months ended March 31, 2001, as compared to the same period in 2000. The yield earned on average investment securities for the three months ended March 31, 2001, increased 7 basis points to 5.77%, as compared to the same period in 2000.

Interest income on money market instruments increased $15.8 million to $42.8 million for the three months ended March 31, 2001, from the same period in 2000. The increase in interest income on money market instruments for the three months ended March 31, 2001 was primarily a result of an increase of $1.2 billion in average money market instruments, offset by a decrease of 19 basis points in the yield earned on average money market instruments from the same period in 2000.

The Corporation tries to maintain its investment securities and money market instruments position at a level appropriate for the Corporation's anticipated liquidity needs. The Corporation's average investment securities and average money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets was 24.6% for the three months ended March 31, 2001, as compared to 21.9% for the same period in 2000.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $61.1 million to $658.4 million for the three months ended March 31, 2001, from the same period in 2000. The increase for the three months ended March 31, 2001 was primarily the result of an increase in average loan receivables of $1.3 billion from the same period in 2000. The yield earned by the Corporation for the three months ended March 31, 2001 on these loan receivables increased 45 basis points to 14.24% as compared to 13.79% for the same period in 2000.

Table 1 presents the Corporation's period end loan receivables distribution by loan type, excluding securitized loans. Loan receivables decreased 4.4% to $19.1 billion at March 31, 2001, as compared to $20.0 billion at December 31, 2000.








Domestic credit card loan receivables were $11.5 billion at March 31, 2001, as compared to $13.0 billion at December 31, 2000. The decrease in domestic credit card loan receivables at March 31, 2001 was primarily a result of Customer payments exceeding new sales and cash volume activity. The Corporation acquired $139.9 million of domestic credit card loan receivables during the three months ended March 31, 2001. Also during the three months ended March 31, 2001, the Corporation securitized $2.0 billion of domestic credit card loan receivables, while $1.8 billion of previously securitized domestic credit card loan receivables amortized back into the Corporation's loan portfolio.

Domestic other consumer loan receivables increased to $4.3 billion for the three months ended March 31, 2001 compared to $3.8 billion at December 31, 2000. The increase in domestic other consumer loan receivables during the three months ended March 31, 2001 was a result of loan growth in the Corporation's lines of credit accessed through checks, and sales finance accounts.

Foreign loan receivables increased $157.8 million to $3.3 billion at March 31, 2001, as compared to $3.1 billion at December 31, 2000. The growth in foreign loan receivables was a result of MBNA Europe's acquisition of $352.8 million of loan receivables during the three months ended March 31, 2001.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                 March 31,     December 31,
                                                   2001           2000
                                               -------------  -------------
                                                (unaudited)
Loans held for securitization:
  Domestic:
    Credit card..............................  $   4,866,140  $   6,396,652
    Other consumer...........................      1,029,872      1,022,756
                                               -------------  -------------
      Total domestic loans held for
       securitization........................      5,896,012      7,419,408
  Foreign....................................        770,005        852,525
                                               -------------  -------------
      Total loans held for securitization....      6,666,017      8,271,933
Loan portfolio:
  Domestic:
    Credit card..............................      6,603,864      6,612,913
    Other consumer...........................      3,290,012      2,799,289
                                               -------------  -------------
      Total domestic loan portfolio..........      9,893,876      9,412,202
  Foreign....................................      2,511,052      2,270,702
                                               -------------  -------------
      Total loan portfolio...................     12,404,928     11,682,904
                                               -------------  -------------
      Total loan receivables.................  $  19,070,945  $  19,954,837
                                               =============  =============






DEPOSITS

Total interest expense on deposits was $377.2 million for the three months ended March 31, 2001, as compared to $275.1 million for the same period in 2000. The increase in interest expense on deposits of $102.1 million for the three months ended March 31, 2001 was primarily the result of a $4.9 billion increase in average interest-bearing deposits for the three months ended March 31, 2001, as compared to the same period in 2000, in addition to a 56 basis point increase in the rate paid on average interest-bearing deposits.

The increase in average interest-bearing deposits for the three months ended March 31, 2001 was a result of the Corporation's continued emphasis on marketing domestic certificates of deposit and money market deposit accounts to members of certain affinity groups, as well as obtaining other domestic deposits through the use of third-party intermediaries to fund loan and other asset growth and to diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings decreased to $2.6 million for the three months ended March 31, 2001, as compared to $12.1 million for the same period in 2000. The decrease in interest expense on short-term borrowings for the three months ended March 31, 2001 was primarily a result of a decrease of $614.4 million in average short-term borrowings, as short-term domestic funding was not needed during the three months ended March 31, 2001.

Interest expense on long-term debt and bank notes increased to $99.1 million for the three months ended March 31, 2001, as compared to $96.4 million for the same period in 2000. The increase in interest expense on long-term debt and bank notes during the three months ended March 31, 2001, was primarily a result of an $8.2 million increase in interest expense on foreign long-term debt and bank notes as MBNA Europe issued additional long-term debt and bank notes. Interest expense on domestic long-term debt and bank notes decreased $5.5 million during the three months ended March 31, 2001, as a result of a decrease of $332.8 million in average domestic long-term debt and bank notes, as compared to the same period in 2000.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three months ended
March 31, 2001 and 2000, respectively.

















TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 2001
                                              --------------------------------
                                                 Average     Yield/    Income
                                                 Amount      Rate   or Expense
                                              ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic................................  $      1,252    4.53% $       14
    Foreign.................................     1,549,727    5.72      21,862
                                              ------------          ----------
        Total interest-earning time deposits
         in other banks.....................     1,550,979    5.72      21,876
  Federal funds sold and securities
    purchased under resale agreements.......     1,506,367    5.63      20,918
                                               -----------          ----------
        Total money market instruments......     3,057,346    5.68      42,794
  Investment securities(a):
    Taxable.................................     2,963,988    5.77      42,160
    Tax-exempt(b)...........................        99,625    5.74       1,410
                                              ------------          ----------
        Total investment securities.........     3,063,613    5.77      43,570
  Loans held for securitization:
    Domestic................................     6,003,662   14.84     219,700
    Foreign.................................       833,563   13.70      28,158
                                              ------------          ----------
        Total loans held for securitization.     6,837,225   14.70     247,858
  Loans:
    Domestic:
      Credit card...........................     6,561,493   14.04     227,195
      Other consumer........................     3,076,093   15.19     115,215
                                              ------------          ----------
        Total domestic loans................     9,637,586   14.41     342,410
    Foreign.................................     2,273,436   12.15      68,099
                                              ------------          ----------
        Total loans.........................    11,911,022   13.98     410,509
                                              ------------          ----------
        Total loan receivables..............    18,748,247   14.24     658,367
                                              ------------          ----------
        Total interest-earning assets.......    24,869,206   12.14  $  744,731
Cash and due from banks.....................       725,823
Premises and equipment, net.................     1,823,851
Other assets................................    11,618,338
Reserve for possible credit losses..........      (389,823)
                                              ------------
        Total assets........................  $ 38,647,395
                                              ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.

                                                  For the Three Months Ended
                                                        March 31, 2001
                                              --------------------------------
                                                Average     Yield/    Income
                                                 Amount      Rate   or Expense
                                              ------------  ------  ----------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits.........................  $ 17,736,437    6.72% $  294,071
      Money market deposit accounts.........     5,045,234    5.87      72,977
      Interest-bearing transaction accounts.        43,932    5.03         545
      Savings accounts......................        10,186    4.98         125
                                              ------------          ----------
        Total domestic interest-bearing
         deposits...........................    22,835,789    6.53     367,718
    Foreign:
      Time deposits.........................       660,242    5.85       9,526
                                              ------------          ----------
        Total interest-bearing deposits.....    23,496,031    6.51     377,244
  Borrowed funds:
    Short-term borrowings:
      Domestic..............................        33,975    5.59         468
      Foreign...............................       158,479    5.58       2,181
                                              ------------          ----------
        Total short-term borrowings.........       192,454    5.58       2,649
    Long-term debt and bank notes (c):
      Domestic..............................     4,504,996    6.80      75,583
      Foreign...............................     1,442,298    6.62      23,545
                                              ------------          ----------
        Total long-term debt and bank notes.     5,947,294    6.76      99,128
                                              ------------          ----------
        Total borrowed funds................     6,139,748    6.72     101,777
                                              ------------          ----------
        Total interest-bearing liabilities..    29,635,779    6.56     479,021
Demand deposits.............................       873,721
Other liabilities...........................     1,540,563
                                              ------------
        Total liabilities...................    32,050,063
Stockholders' equity........................     6,597,332
                                              ------------
        Total liabilities and stockholders'
         equity.............................  $ 38,647,395
                                              ============          ----------
        Net interest income.................                        $  265,710
                                                                    ==========
        Net interest margin.................                  4.33
        Interest rate spread................                  5.58

(b) The fully taxable equivalent adjustment for the three months ended
    March 31, 2001 was $493.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

                                                  For the Three Months Ended
                                                        March 31, 2000
                                              --------------------------------
                                                 Average     Yield/    Income
                                                 Amount      Rate   or Expense
                                              ------------  ------  ----------
                                                          (unaudited)
ASSETS
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic................................  $      3,271    4.43% $       36
    Foreign.................................     1,303,904    5.90      19,125
                                              ------------          ----------
        Total interest-earning time deposits
         in other banks.....................     1,307,175    5.90      19,161
  Federal funds sold and securities
    purchased under resale agreements.......       540,462    5.82       7,826
                                              ------------           ---------
        Total money market instruments......     1,847,637    5.87      26,987
  Investment securities(a):
    Taxable.................................     2,924,265    5.70      41,420
    Tax-exempt(b)...........................       103,070    5.81       1,490
                                              ------------           ---------
        Total investment securities.........     3,027,335    5.70      42,910
  Loans held for securitization:
    Domestic................................     8,525,325   14.01     296,907
    Foreign.................................       950,167   13.67      32,288
                                              ------------          ----------
        Total loans held for securitization.     9,475,492   13.97     329,195
  Loans:
    Domestic:
      Credit card...........................     4,847,728   13.57     163,551
      Other consumer........................     1,554,133   14.61      56,473
                                              ------------          ----------
        Total domestic loans................     6,401,861   13.82     220,024
    Foreign.................................     1,541,810   12.55      48,092
                                              ------------          ----------
        Total loans.........................     7,943,671   13.58     268,116
                                              ------------          ----------
        Total loan receivables..............    17,419,163   13.79     597,311
                                              ------------          ----------
        Total interest-earning assets.......    22,294,135   12.04  $  667,208
Cash and due from banks.....................       636,077
Premises and equipment, net.................     1,667,180
Other assets................................     6,954,844
Reserve for possible credit losses..........      (356,000)
                                              ------------
        Total assets........................  $ 31,196,236
                                              ============
(a) Average amounts for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.



                                                  For the Three Months Ended
                                                        March 31, 2000
                                              --------------------------------
                                                 Average     Yield/    Income
                                                 Amount      Rate   or Expense
                                              ------------  ------  ----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits.........................  $ 13,337,551    6.05% $  200,669
      Money market deposit accounts.........     4,425,605    5.72      62,898
      Interest-bearing transaction accounts.        37,374    4.91         456
      Savings accounts......................         9,370    4.85         113
                                              ------------          ----------
        Total domestic interest-bearing
         deposits...........................    17,809,900    5.96     264,136
    Foreign:
      Time deposits.........................       788,294    5.60      10,974
                                              ------------          ----------
        Total interest-bearing deposits.....    18,598,194    5.95     275,110
  Borrowed funds:
    Short-term borrowings:
      Domestic..............................       637,010    6.16       9,758
      Foreign...............................       169,807    5.47       2,311
                                              ------------          ----------
        Total short-term borrowings.........       806,817    6.02      12,069
    Long-term debt and bank notes (c):
      Domestic..............................     4,837,762    6.74      81,123
      Foreign...............................       960,114    6.41      15,313
                                              ------------          ----------
        Total long-term debt and bank notes.     5,797,876    6.69      96,436
                                              ------------          ----------
        Total borrowed funds................     6,604,693    6.61     108,505
                                              ------------          ----------
        Total interest-bearing liabilities..    25,202,887    6.12     383,615
Demand deposits.............................       625,008
Other liabilities...........................     1,167,193
                                              ------------
        Total liabilities...................    26,995,088
Stockholders' equity........................     4,201,148
                                              ------------
        Total liabilities and stockholders'
         equity.............................  $ 31,196,236
                                              ============          ----------
        Net interest income.................                        $  283,593
                                                                    ==========
        Net interest margin.................                  5.12
        Interest rate spread................                  5.92

(b) The fully taxable equivalent adjustment for the three months ended
    March 31, 2000 was $522.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.


OTHER OPERATING INCOME

Total other operating income increased 32.9% or $365.4 million to $1.5 billion for the three months ended March 31, 2001, from the same period in 2000. The increase in other operating income was primarily attributable to a $345.1 million or 37.2% increase in securitization income to $1.3 billion for the three months ended March 31, 2001. The increase in securitization income for the three months ended March 31, 2001 was the result of a $14.6 billion or 26.8% increase in average securitized loans from the same period in 2000. Also, the securitized net interest margin increased to 8.92% for the three months ended March 31, 2001, as compared to 7.91% for the same period in 2000, as the yield earned on the Corporation's securitized loans increased and the rate paid to investors in the Corporation's securitized loan transactions decreased. The rate paid to investors in the Corporation's securitized loan transactions decreased as a result of the actions by the Federal Reserve Board in 2001 to lower overall market interest rates. The rate paid to investors generally reprices on a monthly basis. Therefore, lower market interest rates in 2001 decreased the rate paid to investors during the three months ended March 31, 2001. In addition, credit card fees decreased 15.4% to $61.3 million for the three months ended March 31, 2001, from the same period in 2000. The decrease in credit card fees for the three months ended March 31, 2001 was a result of a decrease in late fees.

Insurance income increased $12.1 million to $29.2 million for the three months ended March 31, 2001, as compared to the same period in 2000. The increase in insurance income was primarily a result of growth in credit life insurance commissions, in addition to the introduction of a credit protection insurance product in the first quarter of 2001. Other income increased to $42.2 million for the three months ended March 31, 2001, as compared to $25.0 million for the same period in 2000, respectively. The increase in other income for the three months ended March 31, 2001 was primarily a result of the Corporation receiving incentive payments from MasterCard International Inc. and Visa U.S.A., Inc. for meeting certain incentive targets.

OTHER OPERATING EXPENSE

Total other operating expense increased 19.2% to $1.1 billion for the three months ended March 31, 2001, as compared to $915.3 million for the same period in 2000. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining credit card and other consumer loan Customers. The Corporation added 2.5 million new accounts (3.0 million new customers) for the three months ended March 31. The Corporation also added 121 new endorsements from organizations during the three months ended March 31, 2001. The Corporation also has continued to invest in its other consumer loan, foreign, and insurance agency businesses.


















Included in the growth in total other operating expense for the three months ended March 31, 2001 is an increase in salaries and employee benefits of $74.2 million to $439.0 million from the same period in 2000. The increase in salaries and employee benefits reflects an increase in the number of people to service the Corporation's higher number of Customers. At March 31, 2001, the Corporation had approximately 24,100 full-time equivalent employees, as compared to 20,500 full-time equivalent employees for the same period in 2000.



The growth in other operating expense for the three months ended March 31, 2001 also includes amortization of intangible assets which increased $45.3 million to $98.0 million, as compared to the same period in 2000. The increase in the amortization of intangible assets was the result of a higher level of intangible assets resulting from the Corporation's loan portfolio acquisitions. Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                        2001          2000
                                                   ------------  ------------
                                                            (unaudited)
Purchased services...............................  $    125,998  $     90,176
Advertising......................................        57,770        68,350
Collection.......................................        10,244        10,524
Stationery and supplies..........................        10,653         9,179
Service bureau...................................        14,434        12,835
Postage and delivery.............................        83,051        98,198
Telephone usage..................................        20,273        17,645
Loan receivable fraud losses.....................        42,422        33,699
Amortization of intangible assets................        97,978        52,707
Computer software................................        19,279        17,600
Other............................................        81,034        56,233
                                                   ------------  ------------
  Total other operating expense..................  $    563,136  $    467,146
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











DELINQUENCIES

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.58% at March 31, 2001, compared with 3.89% at December 31, 2000. The Corporation's delinquency as a percentage of managed loans was 4.60% at March 31, 2001, compared to 4.49% at December 31, 2000.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                           March 31, 2001    December 31, 2000
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio.........................  $12,404,928         $11,682,904
Loans delinquent:
  30 to 59 days........................  $   168,918   1.36% $   176,128  1.51%
  60 to 89 days........................       97,979    .79       95,859   .82
  90 or more days......................      177,647   1.43      182,955  1.56
                                         -----------  -----  ----------- -----
    Total..............................  $   444,544   3.58% $   454,942  3.89%
                                         ===========  =====  =========== =====
Loans delinquent by geographic area:
  Domestic.............................  $   381,508   3.86% $   404,390  4.30%
  Foreign..............................       63,036   2.51       50,552  2.23

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status. These other nonperforming loans, excluding loans held for securitization, are presented in Table 5.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                         March 31, 2001     December 31, 2000
                                       ------------------   -----------------
                                           (unaudited)
Nonaccrual loans.....................  $           22,401   $          22,574
Reduced-rate loans...................             276,518             238,747
                                       ------------------   -----------------
  Total other nonperforming loans....  $          298,919   $         261,321
                                       ==================   =================
Other nonperforming loans as a % of
 ending loan portfolio...............                2.41%               2.24%






The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.46% at March 31, 2001, as compared to 2.41% at December 31, 2000.


NET CREDIT LOSSES

The Corporation's policy is to charge off open-end delinquent accounts by the end of the month in which the account becomes 180 days contractually past due, closed-end retail loans by the end of the month in which they become 120 days contractually past due, and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. The Corporation charges off deceased accounts when the loss is determined. The Corporation sells charged-off receivables and records the proceeds received from these sales as recoveries, thereby reducing net credit losses.

Net credit losses for the three months ended March 31, 2001 were $133.8 million, compared to $99.8 million for the same period in 2000. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The net credit losses for the three months ended March 31, 2001 reflect increases in the Corporation's outstanding loan receivables, general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables.

Net credit losses as a percentage of average loan receivables were 2.85% for the three months ended March 31, 2001, compared to 2.29% for the same period in 2000. The Corporation's managed credit losses as a percentage of average managed loans for the three months ended March 31, 2001 were 4.35%, compared to 4.06% for the same period in 2000, respectively.

RESERVE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged against earnings to maintain the reserve at an appropriate level. The provision for possible credit losses for the three months ended March 31, 2001 was $152.0 million, compared to $99.8 million for the three months ended March 31, 2000. The increase in the provision for possible credit losses primarily reflects an increase in the Corporation's net credit losses.

The Corporation records acquired reserves for current period loan portfolio acquisitions. During the three months ended March 31, 2001, the Corporation recorded $10.3 million of reserves acquired for current period loan portfolio acquisitions.

Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the reserve for possible credit losses.

TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                                   For the Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                            (unaudited)
Reserve for possible credit losses, beginning of
 period........................................... $    386,568  $    355,959
  Reserves acquired...............................       10,322        12,232
  Provision for possible credit losses
    Domestic......................................      131,845        92,524
    Foreign.......................................       20,148         7,322
                                                   ------------  ------------
        Total provision for possible credit
          losses..................................      151,993        99,846
  Foreign currency translation....................         (846)         (161)
  Credit losses:
    Domestic:
      Credit card.................................     (136,696)     (115,652)
      Other consumer..............................      (45,116)      (27,836)
                                                   ------------  ------------
        Total domestic credit losses..............     (181,812)     (143,488)
    Foreign.......................................      (24,476)      (12,197)
                                                   ------------  ------------
        Total credit losses.......................     (206,288)     (155,685)
  Recoveries:
    Domestic:
      Credit card.................................       54,529        44,196
      Other consumer..............................        7,587         6,401
                                                   ------------  ------------
        Total domestic recoveries.................       62,116        50,597
    Foreign.......................................       10,411         5,320
                                                   ------------  ------------
        Total recoveries..........................       72,527        55,917
                                                   ------------  ------------
  Net credit losses...............................     (133,761)      (99,768)
                                                   ------------  ------------
Reserve for possible credit losses, end of period. $    414,276  $    368,108
                                                   ============  ============















CAPITAL ADEQUACY

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank and MBNA Delaware are also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal bank regulators that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, and MBNA Delaware's consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and MBNA Delaware must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 2001 and December 31, 2000, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS

                         March 31,  December 31,   Minimum    Well-Capitalized
                           2001         2000     Requirements   Requirements
                        ----------- ------------ ------------ ----------------
                        (unaudited)
MBNA Corporation
Tier 1.................    15.22%      14.98%        4.00%          (a)
Total..................    16.90       16.61         8.00           (a)
Leverage...............    16.89       17.30         4.00           (a)

MBNA America Bank, N.A.
Tier 1.................    11.34       10.78         4.00           6.00%
Total..................    13.07       12.44         8.00          10.00
Leverage...............    12.78       12.79         4.00           5.00

MBNA America
 (Delaware), N.A.
Tier 1.................    20.48       20.88         4.00           6.00
Total..................    21.44       21.84         8.00          10.00
Leverage...............    19.95       62.74         4.00           5.00

(a) Not applicable for bank holding companies.






DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the three months ended March 31, 2001, the Corporation declared dividends on its preferred stock of $3.6 million and on its common stock of $76.7 million. On April 10, 2001, the Corporation's Board of Directors declared a quarterly dividend of $.09 per common share, payable July 1, 2001 to shareholders of record as of June 15, 2001. Also, on April 10, 2001, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.34380 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable July 16, 2001 to stockholders of record as of June 30, 2001.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 2001, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $2.0 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.






The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the senior syndicated revolving credit facility. This facility was not drawn upon at March 31, 2001. If this facility had been drawn upon at March 31, 2001, the amount of retained earnings available for declaration of dividends would have been further limited to $755.6 million.

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

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Corporation's loan receivables as a major funding alternative. In addition, liquidity is provided to the Corporation through committed credit facilities.

Total deposits at March 31, 2001 and December 31, 2000 were $24.2 billion and $24.3 billion, respectively. The decrease in deposits from December 31, 2000 was primarily a result of a decrease in foreign time deposits. Table 8 provides the maturities of the Corporation's deposits at March 31, 2001.

TABLE 8: MATURITIES OF DEPOSITS AT MARCH 31, 2001
(dollars in thousands)
                                         Direct         Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less(a).............  $  7,734,022  $    939,319  $  8,673,341
Over three months through twelve
 months.............................     4,533,078     1,509,713     6,042,791
Over one year through five years....     4,750,367     4,713,605     9,463,972
Over five years.....................         5,767             -         5,767
                                      ------------  ------------  ------------
  Total deposits....................  $ 17,023,234  $  7,162,637  $ 24,185,871
                                      ============  ============  ============

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $6.1 billion.




The Corporation also held $3.2 billion in investment securities and $2.5 billion of money market instruments at March 31, 2001, compared to $3.1 billion in investment securities and $2.2 billion in money market instruments at December 31, 2000. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at March 31, 2001, $1.7 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $2.8 billion at March 31, 2001 and $2.7 billion at December 31, 2000. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio, are presented in Table 9.









































TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 2001
(dollars in thousands) (unaudited)

                                                 Estimated Maturity
                                    ------------------------------------------
                                     Within 1       1-5       6-10       Over
                                      Year        Years      Years    10 Years
                                   ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations.  $1,287,516  $  485,949  $       -  $      -
State and political subdivisions
 of the United States............      90,291       2,075          -         -
Asset-backed and other securities     302,896     558,516     23,270     8,501
                                   ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale............  $1,680,703  $1,046,540  $  23,270  $  8,501
                                   ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations.  $        -  $        -  $       -  $320,069
State and political subdivisions
 of the United States............          10         186          -     5,745
Asset-backed and other securities           -      11,630          -    60,682
                                   ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity..............  $       10  $   11,816  $       -  $386,496
                                   ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,773,465  $1,773,465
State and political subdivisions
 of the United States.............      92,366      92,366
Asset-backed and other securities.     893,183     893,183
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $2,759,014  $2,759,014
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  320,069  $  307,713
State and political subdivisions
 of the United States.............       5,941       6,920
Asset-backed and other securities.      72,312      72,327
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  398,322  $  386,960
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

The Corporation analyzes its level of interest rate risk using several analytical techniques, which include the impact of on-balance-sheet financial instruments. In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of interest rate swap agreements and foreign exchange swap agreements. The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. For this reason, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Key assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time, by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to movements in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past, and expects to continue to do so in response to changes in interest rates, market conditions, or other factors.

Based on the simulation analysis at March 31, 2001, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $46 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the 12 months.

These assumptions are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset the Corporation's potential exposure, among other factors.








FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is limited to the unhedged portion of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At March 31, 2001, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $44 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

The Corporation does not have any other off-balance-sheet derivative financial instruments.

The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138") on January 1, 2001. The standards required that all derivative instruments be recorded on the Corporation's consolidated statement of financial condition at fair value and established criteria for designation and effectiveness of hedging relationships. The Corporation recognized a $2.5 million (pretax) loss upon implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001.

ASSET SECURITIZATION

Asset securitization of loan receivables is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts that generate the loan receivables. In addition, the Corporation also sells the rights to new loan receivables, including most fees generated by the accounts and payments received from the accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive a AAA credit rating at the time of issuance. This AAA credit rating is generally achieved through the sale of lower rated subordinated classes of asset-backed securities. The Corporation continues to service the accounts and receives a contractual servicing fee for doing so.





During the revolving period, which generally ranges from 24 months to 108 months, the trust makes no principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust allocates principal payments to the investors, the Corporation's on-balance-sheet loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur.

During the three months ended March 31, 2001, the Corporation securitized credit card loan receivables totaling $2.0 billion, while $1.8 billion of previously securitized credit card and other consumer loan receivables amortized or matured. The total amount of outstanding securitized loans was $68.8 billion or 78.3% of managed loans at March 31, 2001, compared to $68.8 billion or 77.5% at December 31, 2000. An additional $7.5 billion of previously securitized loans is scheduled to amortize or mature during the remainder of 2001. The amortization amount is based upon estimated amortization periods, which are subject to change.

Table 10 shows the Corporation's securitized loan distribution.

TABLE 10:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (unaudited)
Securitized Loans
  Domestic:
    Credit card..................................  $ 57,694,343  $ 57,425,582
    Other consumer...............................     5,696,527     5,691,769
                                                   ------------  ------------
      Total domestic securitized loans...........    63,390,870    63,117,351

  Foreign:
    Credit card..................................     5,403,061     5,650,485
    Other consumer...............................        50,133        68,048
                                                   ------------  ------------
      Total foreign securitized loans............     5,453,194     5,718,533
                                                   ------------  ------------
      Total securitized loans....................  $ 68,844,064  $ 68,835,884
                                                   ============  ============





Table 11 shows summarized yields in excess of minimum yield data for each securitization trust for the three-month period ended March 31, 2001. The yields in excess of minimum yield for each of the securitization trusts are presented on a cash basis and include various credit card or other fees as specified in the securitization agreements.






TABLE 11: SECURITIZATION TRUST YIELDS IN EXCESS OF MINIMUM YIELD DATA (a)



                                                  Yield in Excess of Minimum
                                     Number   --------------------------------
                                       of                     Series Range
                                     Series    Weighted   --------------------
                                    in Trust   Average      High        Low
                                    --------  ----------  ---------  ---------
                                                         (unaudited)

MBNA Master Credit Card
 Trust II (b).......................    66        7.38%       7.87%      5.47%
UK Receivables Trust................    11        6.33        7.05       5.72
Gloucester Credit Card Trust........     5        7.42        8.14       6.51
MBNA Triple A Master Trust..........     2        6.44        6.45       6.43
First Union Master Credit Card
 Trust (c)..........................     1       10.85       10.85      10.85
First Union Direct Bank Master
 Credit Card Trust (c)..............     3       10.13       10.51       9.10

(a) MBNA Master Consumer Loan Trust and UK Consumer Loan Receivables Trust are excluded from Table 11, as the yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in these securitization trusts may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level.

(b) MBNA Master Credit Card Trust II Series 2001-A issued on February 20, 2001 and Series 2001-B issued on March 8, 2001 are excluded from Table 11 presented above as a result of their recency. MBNA Master Credit Card Trust II Series 1996-C has entered its scheduled controlled amortization period and is also excluded from Table 11.

(c) These securitization trusts were assumed by the Corporation in 2000 as part of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation.








In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" ("Statement No. 140"), was issued. Statement No. 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. The Corporation adopted Statement No. 140's revised accounting standards for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of Statement No. 140 did not impact the Corporation's consolidated financial statements.











































                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed income statement and asset data. This information can be used to help evaluate the Corporation's financial condition and results of operations.

MANAGED FINANCIAL INFORMATION
(dollars in thousands)
                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
MANAGED INCOME STATEMENTS
Interest income................................  $  3,247,851  $  2,549,277
Interest expense...............................     1,460,074     1,192,942
                                                 ------------  ------------
Net interest income............................     1,787,777     1,356,335
Provision for possible credit losses...........       976,144       731,803
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................       811,633       624,532
Other operating income.........................       778,004       669,729
Other operating expense........................     1,091,151       915,310
                                                 ------------  ------------
Income before income taxes.....................       498,486       378,951
Applicable income taxes........................       187,431       144,380
                                                 ------------  ------------
Net income.....................................  $    311,055  $    234,571
                                                 ============  ============
MANAGED LOANS
At period end..................................  $ 87,915,009  $ 72,999,767
Average for the period.........................    87,985,326    72,004,076

MANAGED RATIOS
Delinquency....................................          4.60%         4.35%
Net credit losses..............................          4.35          4.06
Net interest margin............................          7.71          7.10

















PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. A hearing on final approval will be held in May 2001. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In May 2000, the Corporation and the Bank filed an appeal from the order certifying a class. In March 2001, the order was affirmed by the appellate court. In October 2000, plaintiff filed a motion for partial summary judgement. That motion is pending. The Corporation and the Bank believe that their advertising practices were and are proper under applicable federal and state law and intend to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of the Stockholders of MBNA Corporation was held on April 30, 2001.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

                                                       Number of Votes
                                                -----------------------------
                                                     For          Withheld
                                                -------------  --------------

Alfred Lerner.................................    642,877,263       8,263,216
Charles M. Cawley.............................    642,335,158       8,805,321
James H. Berick, Esq..........................    608,318,522      42,821,957
Benjamin R. Civiletti, Esq....................    608,759,378      42,381,101
Bernadine P. Healy, M.D.......................    643,034,390       8,106,089
William L. Jews...............................    642,765,788       8,374,691
Randolph D. Lerner, Esq.......................    642,954,877       8,185,602
Stuart L. Markowitz, M.D......................    642,948,668       8,191,811
Michael Rosenthal, Ph.D.......................    642,212,843       8,927,636

The stockholders did not approve a stockholder proposal that the Board of Directors prepare a report, at reasonable cost and excluding confidential information, to be made available to shareholders four months after the annual shareholder meeting, on the Corporation's progress concerning the Glass Ceiling Commission's business recommendations. The Board of Directors opposed the proposal. There were 69,618,929 affirmative votes, 436,383,025 negative votes, and 29,717,789 abstentions.

The stockholders approved the Corporation's new Senior Executive Performance Plan. There were 610,823,382 affirmative votes, 36,823,126 negative votes, and 3,474,242 abstentions.

The Corporation had 851,781,250 shares entitled to vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------
    10                    Senior Executive Performance Plan

    12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements



EXHIBIT 10: SENIOR EXECUTIVE PERFORMANCE PLAN

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


Bonuses

Each covered officer who is employed by the Corporation during a calendar year while this Plan is in effect will be eligible to receive a bonus, if the Corporation achieves the net income target for that year established or to be established by the Committee, in an amount equal to 200% of the covered officer's 2001 base salary. No bonus will be paid for any year pursuant to the Plan unless the net income objective for that year has been attained. The Committee may reduce or eliminate bonuses for any reason in its sole discretion notwithstanding attainment of the net income objective for that year.

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

The Plan will be effective beginning with bonuses for 2001. The Plan will continue in effect without further stockholder approval until terminated by the Committee. The Committee may terminate the Plan at any time.











EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

 For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    498,486  $    378,951
Fixed charges....................................       481,761       386,999
Interest capitalized during period, net of
 amortization of previously capitalized interest.          (644)         (929)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    979,603  $    765,021
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    479,807  $    384,673
Portion of rents representative of the interest
 factor..........................................         1,954         2,326
                                                   ------------  ------------
Fixed charges....................................       481,761       386,999
Preferred stock dividend requirements............         5,710         6,019
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    487,471  $    393,018
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.01          1.95





                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    498,486  $    378,951
Fixed charges....................................       104,517       111,889
Interest capitalized during period, net of
 amortization of previously capitalized interest.          (649)         (934)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    602,354  $    489,906
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    102,563  $    109,563
Portion of rents representative of the interest
 factor..........................................         1,954         2,326
                                                   ------------  ------------
Fixed charges....................................       104,517       111,889
Preferred stock dividend requirements............         5,710         6,019
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    110,227  $    117,908
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          5.46          4.15



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
























REPORTS ON FORM 8-K

1. Report dated January 10, 2001, reporting MBNA Corporation's earnings release for the fourth quarter of 2000.

2. Report dated January 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for January 2001.

3. Report dated February 20, 2001, reporting the securitization of $1.25 billion of credit card loan receivables by MBNA America Bank, N.A.

4. Report dated February 28, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for February 2001.

5. Report dated March 8, 2001, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

6. Report dated March 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for March 2001.

7. Report dated April 11, 2001, reporting MBNA Corporation's earnings release for the first quarter of 2001.

8. Report dated April 18, 2001, reporting the securitization of CAD$350.0 million of credit card loan receivables by MBNA Canada Bank.

9. Report dated April 30, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 2001.























                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  May 15, 2001                   By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer