Form 10-K/A
period 2000-12-31
MBNA CORP
filed 2001-06-29
CIK 870517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2000
                              -------------------------------------------------
or

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

Yes [X]  No [ ]

Pursuant to Rule 15d-21 of the Securities and Exchange Commission under the Securities Act of 1934 (as amended), the Registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to file the financial statements required by Form 11-K with respect to the MBNA Corporation 401(k) Plus Savings Plan.






































MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

Index to Financial Statements and Supplemental Schedule

                                                                           Page
                                                                           ----
(A) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE:

    FINANCIAL STATEMENTS:

    Report of Independent Auditors.........................................  1
    Statements of Net Assets Available for Benefits (audited)..............  2
    Statement of Changes in Net Assets Available for Benefits (audited)....  3
    Notes to Financial Statements (audited)................................  4


    SUPPLEMENTAL SCHEDULE:

    Schedule H, line 4i-Schedule of Assets (Held At End of Year) (audited).  8

(B) EXHIBITS

    Exhibit 23:  Consent of Independent Auditors........................... 10

(C) SIGNATURE.............................................................. 11
































REPORT OF INDEPENDENT AUDITORS

To the Pension and 401(k) Plan Committee of MBNA Corporation

We have audited the accompanying statements of net assets available for benefits of MBNA Corporation 401(k) Plus Savings Plan as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2000 is presented for the purpose of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young LLP
Baltimore, Maryland
June 8, 2001














MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                          December 31,
                                                  ----------------------------
                                                      2000           1999
                                                  -------------  -------------
ASSETS
Investments at fair value:
  Common trust funds............................  $  89,042,850  $ 107,411,626
  Interest in registered investment companies...    181,643,875    134,337,765
  Short-term investment fund....................      5,697,905      2,356,083
  Common Stock of MBNA Corporation..............    225,404,482    197,729,897
  Guaranteed investment contracts...............     53,090,764     33,185,167
  Loans receivable..............................     25,153,658     21,865,593
                                                  -------------  -------------
    Total investments...........................    580,033,534    496,886,131
Receivable for investment sold..................              -      2,954,760
Income receivable...............................        786,103        607,717
                                                  -------------  -------------
    Total assets................................    580,819,637    500,448,608

LIABILITIES
Accrued expenses and other liabilities..........         52,390        112,986
                                                  -------------  -------------
    Total liabilities...........................         52,390        112,986
                                                  -------------  -------------
    Net assets available for benefits...........  $ 580,767,247  $ 500,335,622
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.






















MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                       For the Year Ended
                                                       December 31, 2000
                                                       ------------------
ADDITIONS
Investment income:
  Interest...........................................  $        3,045,800
  Income from common trust funds.....................             822,628
  Income from interest in registered investment
   companies.........................................          19,494,071
  Dividends from Common Stock of
   MBNA Corporation..................................           2,037,073
  Interest income from loans receivable..............           2,146,768
                                                       ------------------
    Total investment income..........................          27,546,340
Contributions:
  Employer...........................................          18,826,853
  Employee...........................................          44,368,048
                                                       ------------------
    Total additions..................................          90,741,241

DEDUCTIONS
Payments to participants.............................          26,373,173
Administrative expenses..............................             732,241
                                                       ------------------
    Total deductions.................................          27,105,414
Net realized and unrealized appreciation in
 fair value of investments...........................          16,795,798
                                                       ------------------
    Net additions....................................          80,431,625

Net assets available for benefits at
 beginning of year...................................         500,335,622
                                                       ------------------
Net assets available for benefits at
 end of year.........................................  $      580,767,247
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

Investments, except for loans receivable and guaranteed investment contracts which are "fully benefit responsive," are stated at aggregate fair value. The guaranteed investment contracts generally have stated maturities and are valued at the amount contributed plus interest earned less withdrawals. Certain of these contracts contain early withdrawal penalties except to fulfill benefits elected by plan participants in accordance with the terms of the contract. A "fully benefit responsive" guaranteed investment contract provides a liquidity guarantee by a financially responsible third party of principal and previously accrued interest for liquidations, transfers, loans, or hardship withdrawals initiated by plan participants exercising their rights to withdraw, borrow, or transfer funds under the terms of the Plan. A traditional guaranteed investment contract is an investment contract in which the Plan enters into a contract with an independent third party which provides the Plan with a call on the contract issuer's assets in the event of default. A synthetic guaranteed investment contract is an investment contract in which the Plan owns the underlying assets. With synthetic guaranteed investment contracts, the Plan purchases a benefit responsive wrapper contract issued by an independent third party that provides market and cash flow risk protection to the Plan. A guaranteed investment contract which is "fully benefit responsive" is recorded at contract value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price. Interest in registered investment companies and investments in common trust funds are stated at the Plan's interest in the fair value of the underlying assets in the registered investment companies and common trust funds. Loans receivable are stated at the amount borrowed by the participant less principal repayments, which approximates fair value.

The difference between fair value and cost of investments held, and net realized gain or loss on sale of investments (difference between the proceeds received and the average cost of investments sold), is reflected in the Statement of Changes in Net Assets Available for Benefits as net realized and unrealized appreciation in fair value of investments.

Benefits are recognized when paid. Administrative expenses of $732,241 in 2000, including amounts paid to The Northern Trust Company, for acting as trustee and custodian of the Plan's investments, are paid by the Plan.






NOTE 2:  DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan which qualifies under section 401(k) of the Internal Revenue Code ("IRC"). Employees can invest up to a maximum of 12% of eligible earnings on a pre-tax basis (up to $10,500 per year for 2000 and up to $10,000 per year for 1999) and a maximum of 10% of eligible earnings on an after-tax basis. Combined employee contributions, including after-tax contributions limited to 10%, may not exceed 17% of eligible earnings. The Corporation automatically contributes 1% of eligible earnings for each participant and matches the first 6% of either before-tax or after-tax employee contributions at fifty cents on the dollar. Both employee and employer contributions for highly compensated employees have been limited to ensure the passage of non-discrimination tests.

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

     Fixed Income Fund
     Bond Fund
     Diversified Fund
     Index Fund
     Growth Fund
     MBNA Stock Fund
     Aggressive Growth Fund
     Moderate Aggressive Fund

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






NOTE 3:  INVESTMENTS

The net realized and unrealized (depreciation) appreciation in fair value of the Plan's investments was as follows:
                                                       For the Year Ended
                                                       December 31, 2000
                                                       ------------------

  Common trust funds.................................  $       (8,338,757)
  Interest in registered investment companies........         (35,102,620)
  Common Stock of MBNA Corporation...................          60,237,175
                                                       ------------------
    Total net realized and unrealized
     appreciation in fair value of investments.......  $       16,795,798
                                                       ==================

The fair value of individual investments that represent 5% or more of the Plan's net assets available for benefits at December 31, 2000 and 1999 are as follows:
                                          2000                    1999
                                 ----------------------  ----------------------
                                   Units    Fair Value     Units    Fair Value
                                 --------- ------------  --------- ------------
Common trust funds:
  Barclays Global Equity Index
   Fund......................... 2,197,755 $ 81,207,048  2,237,443 $ 90,974,452
Interest in registered
 investment companies:
  American Balanced Fund........ 3,003,014   46,456,634  2,829,813   40,805,897
  MFS Research Fund............. 2,960,293   70,987,829  2,134,761   61,609,202
  PBHG Growth Fund.............. 1,381,999   42,980,182          -            -
Common Stock of MBNA
 Corporation.................... 6,102,321  225,404,482  7,256,143  197,729,897

The Plan's investments in guaranteed investment contracts in the aggregate for the years ended December 31, 2000 and 1999 were as follows:

                                                   2000             1999
                                              ---------------  ---------------
  Contract value............................  $    53,090,764  $    33,185,167
  Fair value................................       53,090,764       33,185,167
  Weighted average yield....................             6.86%            6.09%
  Crediting interest rates ranging from.....    5.74% to 7.67%   5.99% to 6.37%
  Maturity dates ranging from (a)...........     2001 to 2005     2000 to 2003

  (a) The synthetic GICs do not have a stated maturity and are periodically reviewed by the investment manager to ensure the contracts remain reasonable in comparison to the market.

The guaranteed investment contracts held by the Plan at December 31, 2000 and 1999 had Standard and Poor's ratings ranging from AA to AAA. The Plan holds fixed rate and variable rate guaranteed investment contracts. The variable rate guaranteed investment contracts reprice quarterly. The fair value of the guaranteed investment contracts approximates book value.



NOTE 4:  TRANSACTIONS WITH PARTIES-IN-INTEREST

For the year ended December 31, 2000, the Plan earned investment income of $184,967 on its investments administered by the trustee. In addition, for the year ended December 31, 2000, the Plan earned dividend income of $2,037,073 on shares of MBNA Corporation Common Stock held by the Plan. As of December 31, 2000 and 1999, the Plan also had a dividend receivable of $485,413 and $518,356, respectively, on shares of MBNA Corporation Common Stock held by the Plan.

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

NOTE 6:  RECONCILIATION TO FORM 5500

The financial statements for the years ended December 31, 2000 and 1999 differ from the Form 5500 filed with the IRS in that net gains and losses and unrealized appreciation and depreciation of investment assets have been combined in the financial statements as net realized and unrealized appreciation in fair value of investments rather than shown separately as on schedule H, lines 2b(4) and 2b(5) of Form 5500. In addition, a liability for benefits payable of $90,332 and $34,788 at December 31, 2000 and 1999, respectively, has been recorded on schedule H, line 2i of the Form 5500, and has not been recorded in these financial statements.

NOTE 7:  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") was issued and extended the effective date for Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138"). Statement No. 138 amended the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. The Plan's implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001 did not have a material impact on the Plan's financial statements.



ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001


SCHEDULE H, LINE 4i
SCHEDULE OF ASSETS (HELD AT END OF YEAR) (1)
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
December 31, 2000


Identity of Issue, Borrower,                      Description of     Current
Lessor or Similar Party                             Investment        Value
-----------------------------------------------  ----------------  ------------

Common trust funds:
  Barclay Global Equity
   Index Fund..................................   2,197,755 units  $ 81,207,048
  SEI Stable Asset Fund........................   7,835,802 units     7,835,802
                                                                   ------------
    Total common trust funds...................                      89,042,850

Interest in registered
 investment companies:
  American Balanced Fund.......................   3,003,014 units    46,456,634
  MFS Research Fund............................   2,960,293 units    70,987,829
  Bond Fund of America.........................     448,677 units     5,738,573
  PBHG Growth Fund.............................   1,381,999 units    42,980,182
  Baron Asset Fund.............................     284,623 units    15,480,657
                                                                   ------------
    Total interest in registered
     investment companies......................                     181,643,875

Short-term investment fund.....................                       5,697,905
Common Stock of MBNA Corporation*..............   6,102,321 units   225,404,482

Guaranteed investment contracts ("GIC"):
  Peoples Security GIC.........................       6.370%          3,621,375
  Sun America GIC..............................       6.360%          3,190,973
  John Hancock GIC.............................       5.740%          5,046,857
  The Travelers GIC (#17695)...................       7.430%          5,390,510
  The Travelers GIC (#17640)...................       7.590%          3,098,387
  The Travelers GIC (#16864)...................       6.000%          1,763,290
  New York Life GIC............................       7.670%          3,096,894
  Monumental GIC...............................       7.520%          3,106,372













Identity of Issue, Borrower,                      Description of     Current
Lessor or Similar Party                             Investment        Value
----------------------------------------------  ----------------  ------------

  Dwight Target 2 Fund........................                       5,219,384
  CDC-FP wrapper contract.....................                        (113,840)
                                                                  ------------
   CDC-FP synthetic GIC.......................       7.200%          5,105,544

  Dwight Target 5 Fund........................                      20,128,179
  State Street wrapper contract...............                        (457,617)
                                                                  ------------
   State Street Bank & Trust synthetic GIC....       6.815%         19,670,562
                                                                  ------------
    Total guaranteed investment contracts.....                      53,090,764

Loans receivable due from participants*.......                      25,153,658
                                                                  ------------
    Total investments.........................                    $580,033,534
                                                                  ============



(1) Historical cost omitted as all investments are participant-directed
 *  Party-in-interest































EXHIBIT 23:  CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of MBNA Corporation, and in the related Prospectuses, of our report dated June 8, 2001 included in Form 10-K/A-1, with respect to the financial statements and schedules of the MBNA Corporation 401(k) Plus Savings Plan for the year ended December 31, 2000:

Number         33-41936          on Form S-8 dated July 22, 1991
Number         33-41895          on Form S-8 dated July 24, 1991
Number         33-50498          on Form S-3 (as amended by Post-Effective
                                 Amendment No. 1) dated August 28, 1992
Number         33-71640          on Form S-8 dated November 15, 1993
Number         33-76278          on Form S-3 (as amended by Amendment No. 1)
                                 dated April 8, 1994
Number         33-95438          on Form S-8 dated August 4, 1995
Number         33-95600          on Form S-3 (as amended by Pre-Effective
                                 Amendment No. 1) dated September 1, 1995
Number         333-17187         on Form S-3 dated December 3, 1996
Number         333-15721         on Form S-3 (as amended by Post-Effective
                                 Amendment No. 1) dated December 10, 1996
Number         333-21181         on Form S-4 (as amended by Amendment
                                 No. 1) dated February 25, 1997
Number         333-06824         on Form S-8 dated April 22, 1997
Number         333-47179         on Form S-3 dated April 6, 1998
Number         333-51477         on Form S-8 dated April 30, 1998
Number         333-74919         on Form S-3 (as amended by Post-Effective
                                 Amendment No. 1) dated March 24, 1999
Number         333-79987         on Form S-8 dated June 4, 1999
Number         333-44422         on Form S-8 dated August 24, 2000
Number         333-45814         on Form S-3 dated September 14, 2000


                                            /s/ Ernst & Young LLP

Baltimore, Maryland
June 27, 2001




















                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      MBNA CORPORATION


Date: June 29, 2001                       By:  /s/     M. Scot Kaufman
                                               -------------------------------
                                                       M. Scot Kaufman
                                               Senior Executive Vice President
                                                 and Chief Financial Officer