Form 10-Q
period 2001-06-30
MBNA CORP
filed 2001-08-14
CIK 870517

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                              -------------------------------------------------
or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  ----------------------
Commission file number                            1-10683
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

              Common Stock, $.01 Par Value - 851,781,250 Shares
                       Outstanding as of June 30, 2001



                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                         Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                 1
           June 30, 2001 (unaudited) and December 31, 2000

           Consolidated Statements of Income -                              3
           For the Three and Six Months Ended June 30, 2001 and 2000
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -     5
           For the Six Months Ended June 30, 2001 and 2000
           (unaudited)

           Consolidated Statements of Cash Flows -                          7
           For the Six Months Ended June 30, 2001 and 2000
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)       9


Item 2.    Management's Discussion and Analysis of Financial Condition     19
           and Results of Operations (unaudited)

           Supplemental Financial Information (unaudited)                  48


                        Part II - Other Information

Item 1.    Legal Proceedings                                               49

Item 6.    Exhibits and Reports on Form 8-K                                49

Signature                                                                  53


















                      MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    754,141  $    971,469
Interest-earning time deposits in other banks.....     1,682,910     1,505,331
Federal funds sold and securities purchased
 under resale agreements..........................     1,190,000       700,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $2,956,231 and $2,661,962 at
   June 30, 2001 and December 31, 2000,
   respectively)..................................     2,972,167     2,666,196
  Held-to-maturity (market value of $395,762
   and $368,547 at June 30, 2001 and
   December 31, 2000, respectively)...............       415,332       384,088
Loans held for securitization.....................     7,108,967     8,271,933
Loans:
  Credit card.....................................     7,391,078     7,798,772
  Other consumer..................................     6,043,050     3,884,132
                                                    ------------  ------------
    Total loans...................................    13,434,128    11,682,904
  Reserve for possible credit losses..............      (528,158)     (386,568)
                                                    ------------  ------------
    Net loans.....................................    12,905,970    11,296,336
Premises and equipment, net.......................     1,959,231     1,781,011
Accrued income receivable.........................       296,674       305,437
Accounts receivable from securitizations..........     7,108,971     6,940,567
Intangible assets, net............................     2,675,393     2,749,435
Prepaid expenses and deferred charges.............       317,539       322,201
Other assets......................................     1,028,254       784,092
                                                    ------------  ------------
    Total assets..................................  $ 40,415,549  $ 38,678,096
                                                    ============  ============


















                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 18,446,603  $ 18,468,144
  Money market deposit accounts...................     5,432,744     4,922,027
  Noninterest-bearing demand deposits.............       838,251       892,980
  Interest-bearing transaction accounts...........        40,958        50,475
  Savings accounts................................        10,401         9,969
                                                    ------------  ------------
    Total deposits................................    24,768,957    24,343,595
Short-term borrowings.............................       200,559       159,512
Long-term debt and bank notes.....................     6,465,491     5,735,635
Accrued interest payable..........................       226,297       237,610
Accrued expenses and other liabilities............     1,764,530     1,574,466
                                                    ------------  ------------
    Total liabilities.............................    33,425,834    32,050,818

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at June 30, 2001 and
 December 31, 2000)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 851,781,250 shares and
 851,803,793 shares issued and outstanding
 at June 30, 2001 and December 31, 2000,
 respectively)....................................         8,518         8,518
Additional paid-in capital........................     2,590,859     2,725,950
Retained earnings.................................     4,462,008     3,931,248
Accumulated other comprehensive income............       (71,756)      (38,524)
                                                    ------------  ------------
    Total stockholders' equity....................     6,989,715     6,627,278
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 40,415,549  $ 38,678,096
                                                    ============  ============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.















                       MBNA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------
                                                (unaudited)
INTEREST INCOME
Loans......................... $  466,008  $  326,851  $  876,517  $  594,967
Loans held for securitization.    223,723     273,473     471,581     602,668
Investment securities:
  Taxable.....................     43,660      43,268      85,820      84,688
  Tax-exempt..................        978       1,169       1,895       2,137
Time deposits in other banks..     18,483      18,673      40,359      37,834
Federal funds sold and
 securities purchased under
 resale agreements............     12,979       4,471      33,897      12,297
Other interest income.........     22,840      17,669      44,200      34,874
                               ----------  ----------  ----------  ----------
   Total interest income......    788,671     685,574   1,554,269   1,369,465
INTEREST EXPENSE
Deposits......................    365,501     292,963     742,745     568,073
Short-term borrowings.........      1,656      11,507       4,305      23,576
Long-term debt and bank notes.     86,434      95,122     185,562     191,558
                               ----------  ----------  ----------  ----------
   Total interest expense.....    453,591     399,592     932,612     783,207
                               ----------  ----------  ----------  ----------
NET INTEREST INCOME...........    335,080     285,982     621,657     586,258
Provision for possible credit
 losses.......................    260,157      89,301     412,150     189,147
                               ----------  ----------  ----------  ----------
Net interest income after
 provision for possible
 credit losses................     74,923     196,681     209,507     397,111
OTHER OPERATING INCOME
Interchange...................     76,103      66,598     145,949     134,348
Credit card fees..............     67,909      66,049     129,251     138,540
Securitization income.........  1,364,793     984,459   2,617,292   1,896,042
Insurance.....................     30,063      19,450      59,229      36,493
Other.........................     43,831      39,146      86,031      64,110
                               ----------  ----------  ----------  ----------
   Total other operating
    income.................... $1,582,699  $1,175,702  $3,037,752  $2,269,533











                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------
                                                (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee
 benefits..................... $  439,534  $  382,209  $  878,516  $  747,014
Occupancy expense of premises.     37,780      33,210      74,245      67,259
Furniture and equipment
 expense......................     54,760      47,441     107,328      96,751
Other.........................    516,369     448,479   1,079,505     915,625
                               ----------  ----------  ----------  ----------
   Total other operating
    expense...................  1,048,443     911,339   2,139,594   1,826,649
                               ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES....    609,179     461,044   1,107,665     839,995
Applicable income taxes.......    229,051     175,658     416,482     320,038
                               ----------  ----------  ----------  ----------
NET INCOME.................... $  380,128  $  285,386  $  691,183  $  519,957
                               ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE..... $      .44  $      .35  $      .80  $      .64
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION............        .43         .34         .78         .62

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

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2000...        8,574     851,804   $      86  $    8,518
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.18 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -       7,150           -          72
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (7,173)          -         (72)
                               -----------  ----------   ---------  ----------
BALANCE, JUNE 30, 2001.......        8,574     851,781   $      86  $    8,518
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 1999...        8,574     801,781   $      86  $    8,018
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.16 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -       5,371           -          54
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (5,371)          -         (54)
                               -----------  ----------   ---------  ----------
BALANCE, JUNE 30, 2000.......        8,574     801,781   $      86  $    8,018
                               ===========  ==========   =========  ==========




                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2000.  $2,725,950 $3,931,248 $     (38,524) $  6,627,278
Comprehensive income:
  Net income...............           -    691,183             -       691,183
  Other comprehensive
   income, net of tax......           -          -       (33,232)      (33,232)
                                                                  ------------
Comprehensive income.......                                            657,951
                                                                  ------------
Cash dividends:
  Common-$.18 per share....           -   (153,339)            -      (153,339)
  Preferred................           -     (7,084)            -        (7,084)
Exercise of stock options
 and other awards..........      65,426          -             -        65,498
Stock option tax benefit...      45,366          -             -        45,366
Amortization of deferred
 compensation expense......      15,117          -             -        15,117
Acquisition and retirement
 of common stock...........    (261,000)         -             -      (261,072)
                             ---------- ---------- -------------  ------------
BALANCE, JUNE 30, 2001.....  $2,590,859 $4,462,008 $     (71,756) $  6,989,715
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 1999.  $1,305,935 $2,897,964 $     (12,560) $  4,199,443
Comprehensive income:
  Net income...............           -    519,957             -       519,957
  Other comprehensive
   income, net of tax......           -          -       (31,048)      (31,048)
                                                                  ------------
Comprehensive income.......                                            488,909
                                                                  ------------
Cash dividends:
  Common-$.16 per share....           -   (128,288)            -      (128,288)
  Preferred................           -     (7,398)            -        (7,398)
Exercise of stock options
 and other awards..........      19,341          -             -        19,395
Stock option tax benefit...      18,249          -             -        18,249
Amortization of deferred
 compensation expense......      12,745          -             -        12,745
Acquisition and retirement
 of common stock...........    (143,229)         -             -      (143,283)
                             ---------- ---------- -------------  ------------
BALANCE, JUNE 30, 2000.....  $1,213,041 $3,282,235 $     (43,608) $  4,459,772
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






                      MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    691,183  $    519,957
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for possible credit losses............       412,150       189,147
  Depreciation, amortization, and accretion.......       348,639       251,537
  (Benefit) provision for deferred income taxes...       (57,558)       12,308
  Decrease in accrued income receivable...........         8,763        32,995
  Increase in accounts receivable from
   securitizations................................      (168,404)   (1,328,858)
  (Decrease) increase in accrued interest payable.       (11,313)        4,087
  (Increase) decrease in other operating
   activities.....................................       (37,060)          118
                                                    ------------  ------------
Net cash provided by (used in) operating
 activities.......................................     1,186,400      (318,709)

INVESTING ACTIVITIES
Net increase in money market instruments..........      (667,579)     (232,497)
Proceeds from maturities of investment securities
 available-for-sale...............................       765,978       253,395
Proceeds from sale of investment securities
 available-for-sale...............................           505             -
Purchases of investment securities
 available-for-sale...............................    (1,079,077)     (298,343)
Proceeds from maturities of investment securities
 held-to-maturity ................................         9,807         5,651
Purchases of investment securities
 held-to-maturity.................................       (41,538)      (26,323)
Proceeds from securitization of loans.............     4,483,619     6,677,685
Proceeds from sale of loans.......................       289,932        67,407
Loan portfolio acquisitions.......................      (767,155)   (1,397,080)
Amortization of securitized loans.................    (3,310,111)   (2,031,196)
Net loan originations.............................    (1,701,069)   (3,171,885)
Net purchases of premises and equipment...........      (292,989)     (118,627)
                                                    ------------  ------------
Net cash used in investing activities.............  $ (2,309,677) $   (271,813)












                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net (decrease) increase in time deposits..........  $    (21,541) $  1,546,186
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       446,903       178,907
Net increase (decrease) in short-term borrowings..        41,047      (696,172)
Proceeds from issuance of long-term debt
 and bank notes...................................     1,115,405       413,814
Maturity of long-term debt and bank notes.........      (328,309)     (597,711)
Proceeds from exercise of stock options
 and other awards.................................        65,498        19,395
Acquisition and retirement of common stock........      (261,072)     (143,283)
Dividends paid....................................      (151,982)     (127,655)
                                                    ------------  ------------
    Net cash provided by financing activities.....       905,949       593,481
                                                    ------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..      (217,328)        2,959
Cash and cash equivalents at beginning of period..       971,469       488,386
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    754,141  $    491,345
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    958,561  $    778,727
                                                    ============  ============
Income taxes paid.................................  $    368,440  $    396,115
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

















                      MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2001  April 16, 2001      7.50%    $ .46875     5.64%    $ .35270
April 10, 2001    July 16, 2001       7.50       .46875     5.50       .34380
July 11, 2001     October 15, 2001    7.50       .46875     5.60       .35020

NOTE C: COMMON STOCK

During the six months ended June 30, 2001, 1.3 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common shares issued had an approximate aggregate market value of $46.8 million. At June 30, 2001, the unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $178.8 million.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

On July 11, 2001 the Corporation's Board of Directors declared a quarterly cash dividend of $.09 per common share, payable October 1, 2001 to stockholders of record as of September 15, 2001.




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

COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
EARNINGS PER COMMON SHARE
Net income........................  $ 380,128  $ 285,386  $ 691,183  $ 519,957
Less: preferred stock dividend
 requirements.....................      3,521      3,672      7,084      7,398
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................  $ 376,607  $ 281,714  $ 684,099  $ 512,559
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000)................    851,853    801,821    851,847    801,835
                                    =========  =========  =========  =========
Earnings per common share.........  $     .44  $     .35  $     .80  $     .64
                                    =========  =========  =========  =========

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION
Net income........................  $ 380,128  $ 285,386  $ 691,183  $ 519,957
Less: preferred stock dividend
 requirements.....................      3,521      3,672      7,084      7,398
                                    ---------  ---------  ---------  ---------
Net income applicable to common
 stock............................  $ 376,607  $ 281,714  $ 684,099  $ 512,559
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding (000)................    851,853    801,821    851,847    801,835
Net effect of dilutive stock
 options (000)....................     25,896     24,487     26,226     23,541
                                    ---------  ---------  ---------  ---------
Weighted average common shares
 outstanding and common stock
 equivalents (000)................    877,749    826,308    878,073    825,376
                                    =========  =========  =========  =========
Earnings per common share-
 assuming dilution................  $     .43  $     .34  $     .78  $     .62
                                    =========  =========  =========  =========


There were 65,000 stock options with an average exercise price of $36.18 per share outstanding at June 30, 2001, which were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise price being greater than the average market price of the common shares. These stock options expire in 2011.

NOTE E: INVESTMENT SECURITIES

During the six months ended June 30, 2001, the Corporation sold investment securities resulting in a realized loss of $36,000, having a net after-tax effect of $23,000.

NOTE F: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

 For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                       2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
Net income........................  $ 380,128  $ 285,386  $ 691,183  $ 519,957

Other comprehensive income:
  Foreign currency translation....     (6,623)   (28,349)   (41,860)   (34,062)
  Net unrealized gains
   on investment securities
   available-for-sale and other
   financial instruments..........        473      3,735      8,628      3,014
                                    ---------  ---------  ---------  ---------
Other comprehensive income........     (6,150)   (24,614)   (33,232)   (31,048)
                                    ---------  ---------  ---------  ---------
Comprehensive income..............  $ 373,978  $ 260,772  $ 657,951  $ 488,909
                                    =========  =========  =========  =========


The components of accumulated other comprehensive income, net of tax, are as follows:
                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
Foreign currency translation......................  $    (88,816) $    (46,956)
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments......................................        17,060         8,432
                                                    ------------  ------------
Accumulated other comprehensive income............  $    (71,756) $    (38,524)
                                                    ============  ============








NOTE G: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 2001, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)

Fixed-Rate Bank Note, with an interest rate of 6.50%,
 payable semiannually, maturing in 2006................         $600,000

Floating-Rate Senior Medium-Term Notes, priced
 at 100 basis points over the three-month
 London Interbank Offered Rate, payable quarterly,
 maturing in 2003......................................           50,000

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of 5.75%, payable annually, maturing in 2004
 (EUR500.0 million)....................................          462,350

Floating-Rate Euro Medium-Term Notes, priced at
 80 basis points over the three-month Sterling London
 Interbank Offered Rate with interest payable
 quarterly, maturing in 2004 (6.0 million pounds
 sterling).............................................            8,687

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to reduce its foreign currency exchange rate risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited ("MBNA Europe").

During the three months ended June 30, 2001, MBNA America Bank, N.A. ("the Bank"), entered into two interest rate swap agreements, each with an underlying notional amount of $300.0 million, related to the issuance of the $600.0 million fixed-rate bank note.

In addition, during the six months ended June 30, 2001, MBNA Europe entered into foreign exchange swap agreements to reduce the foreign currency exchange rate risk and interest rate sensitivity related to the EUR500.0 million fixed-rate Euro medium-term notes issuance.












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

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate and foreign currency exchange rate, which exist as part of its ongoing business operations. Derivative financial instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of these exposures. The Corporation does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. The Corporation can designate derivative financial instruments as either fair value hedges, cash flow hedges, or hedges of net investments. The Corporation also has derivative financial instruments that are not designated as an accounting hedge, which reduce its exposure to foreign currency exchange rate risk. The Corporation accounts for changes in the fair value of fair value hedges and the corresponding hedged item as a component of other operating income on the Corporation's consolidated statement of income. The Corporation does not have cash flow hedges or hedges of net investments. For derivative financial instruments that are not designated as an accounting hedge, the change in fair value is reported in other operating income on the Corporation's consolidated statement of income. The gross unrealized gains and gross unrealized losses on the Corporation's derivative financial instruments are included as a component of other assets or accrued expenses and other liabilities, respectively, on the Corporation's consolidated statement of financial condition.

INTEREST RATE SWAP AGREEMENTS

The Corporation finances a portion of its operations through long-term debt and bank notes. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation's interest rate swap agreements qualify as fair value hedges under Statement No. 133. The fair value of the Corporation's interest rate swap agreements was a gross unrealized gain of $53.9 million and a gross unrealized loss of $8.2 million at June 30, 2001. For the three and six months ended June 30, 2001, the Corporation's hedging ineffectiveness was immaterial to the Corporation's consolidated statement of income.






FOREIGN EXCHANGE SWAP AGREEMENTS

The Corporation is exposed to foreign currency exchange rate risk as a result of transactions in currencies other than the functional currency of its foreign bank subsidiaries. The Corporation enters into foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk and to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation's qualifying foreign exchange swap agreements are accounted for as fair value hedges. The fair value of the Corporation's qualifying foreign exchange swap agreements was a gross unrealized loss of $424,000 at June 30, 2001. The Corporation also enters into foreign exchange swap agreements that are not designated as accounting hedges. The fair value of the Corporation's foreign exchange swap agreements not designated or effective as accounting hedges was a gross unrealized loss of $42.6 million and a gross unrealized gain of $4.1 million at June 30, 2001.
For the three months ended June 30, 2001, the Corporation recognized a net loss of $12.3 million on its foreign exchange swap agreements and an offsetting net gain of $22.6 million on the related underlying long-term debt and bank notes, in the consolidated statement of income. For the six months ended June 30, 2001, the Corporation recognized a net loss of $34.3 million on its foreign exchange swap agreements and an offsetting net gain of $35.2 million on the related underlying long-term debt and bank notes, in the consolidated statement of income. For the three and six months ended June 30, 2001, the Corporation's hedging ineffectiveness was immaterial to the Corporation's consolidated statement of income.

FORWARD EXCHANGE CONTRACTS

The Corporation is exposed to foreign currency exchange rate risk as a result of transactions in currencies other than the designated functional currency of the Corporation or its foreign bank subsidiaries. The Corporation enters into forward exchange contracts to reduce its exposure to foreign currency exchange rate risk primarily related to activity associated with its foreign bank subsidiaries. The Corporation's forward exchange contracts are not designated as accounting hedges. The fair value of the forward exchange contracts was a gross unrealized gain of $21.7 million and a gross unrealized loss of $1.7 million at June 30, 2001. For the three months ended June 30, 2001, the Corporation recognized a net loss of $5.2 million on its forward exchange contracts and a net loss of $5.5 million on the related assets and liabilities, in the consolidated statement of income. For the six months ended June 30, 2001, the Corporation recognized a net gain of $55.1 million on its forward exchange contracts and an offsetting net loss of $60.8 million on the related assets and liabilities, in the consolidated statement of income.













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

MANAGED INCOME STATEMENTS
(dollars in thousands)

                           For the Three Months         For the Six Months
                              Ended June 30,              Ended June 30,
                        --------------------------  --------------------------
                            2001          2000          2001          2000
                        ------------  ------------  ------------  ------------

Interest income........ $  3,254,691  $  2,663,805  $  6,502,542  $  5,213,082
Interest expense.......    1,273,057     1,273,297     2,733,131     2,466,239
                        ------------  ------------  ------------  ------------
Net interest income....    1,981,634     1,390,508     3,769,411     2,746,843
Provision for possible
 credit losses.........    1,187,697       731,508     2,163,841     1,463,311
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................      793,937       659,000     1,605,570     1,283,532
Other operating income.      863,685       713,383     1,641,689     1,383,112
Other operating
 expense...............    1,048,443       911,339     2,139,594     1,826,649
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................      609,179       461,044     1,107,665       839,995
Applicable income
 taxes.................      229,051       175,658       416,482       320,038
                        ------------  ------------  ------------  ------------
Net income............. $    380,128  $    285,386  $    691,183  $    519,957
                        ============  ============  ============  ============

Managed loans at
 period end............ $ 90,417,016  $ 76,332,656
Average managed loans
 for the period........   89,266,188    74,061,588  $ 88,629,295  $ 73,032,832




SECURITIZATION ADJUSTMENT
(dollars in thousands)

                           For the Three Months         For the Six Months
                              Ended June 30,              Ended June 30,
                        --------------------------  --------------------------
                            2001          2000          2001          2000
                        ------------  ------------  ------------  ------------

Interest income........ $ (2,466,020) $ (1,978,231) $ (4,948,273) $ (3,843,617)
Interest expense.......     (819,466)     (873,705)   (1,800,519)   (1,683,032)
                        ------------  ------------  ------------  ------------
Net interest income....   (1,646,554)   (1,104,526)   (3,147,754)   (2,160,585)
Provision for possible
 credit losses.........     (927,540)     (642,207)   (1,751,691)   (1,274,164)
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................     (719,014)     (462,319)   (1,396,063)     (886,421)
Other operating income.      719,014       462,319     1,396,063       886,421
Other operating
 expense...............            -             -             -             -
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................            -             -             -             -
Applicable income
 taxes.................            -             -             -             -
                        ------------  ------------  ------------  ------------
Net income............. $          -  $          -  $          -  $          -
                        ============  ============  ============  ============

Securitized loans at
 period end............ $(69,873,921) $(59,211,174)
Average securitized
 loans for the period..  (69,271,510)  (56,832,969) $(69,254,389) $(55,708,941)





















CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

                           For the Three Months         For the Six Months
                              Ended June 30,              Ended June 30,
                        --------------------------  --------------------------
                            2001          2000          2001          2000
                        ------------  ------------  ------------  ------------

Interest income........ $    788,671  $    685,574  $  1,554,269  $  1,369,465
Interest expense.......      453,591       399,592       932,612       783,207
                        ------------  ------------  ------------  ------------
Net interest income....      335,080       285,982       621,657       586,258
Provision for possible
 credit losses.........      260,157        89,301       412,150       189,147
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................       74,923       196,681       209,507       397,111
Other operating income.    1,582,699     1,175,702     3,037,752     2,269,533
Other operating
 expense...............    1,048,443       911,339     2,139,594     1,826,649
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................      609,179       461,044     1,107,665       839,995
Applicable income
 taxes.................      229,051       175,658       416,482       320,038
                        ------------  ------------  ------------  ------------
Net income............. $    380,128  $    285,386  $    691,183  $    519,957
                        ============  ============  ============  ============

Loan receivables at
 period end............ $ 20,543,095  $ 17,121,482
Average loan
 receivables for the
 period................   19,994,678    17,228,619  $  19,374,906 $  17,323,891

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




In July 2001, Financial Accounting Standards Board Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"), was issued. Technical Bulletin No. 01-1 applies to securitization structures utilized in the marketplace and clarifies certain isolation criterion that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delays the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to meet the isolation criterion required by Statement No. 140 to achieve sales treatment. The Corporation believes that any required changes in its securitization structures will not be significant, and that the implementation of any changes will not have a material impact on the Corporation's consolidated net income.

The Corporation adopted Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on April 1, 2001. As a result, the Corporation now records certain income related to beneficial interests retained in a securitization transaction accounted for as a sale as interest income in the Corporation's consolidated statement of income. This income was previously recorded as securitization income in the Corporation's consolidated statement of income. The Corporation includes these retained beneficial interests in accounts receivable from securitizations on the consolidated statement of financial condition. The implementation of EITF 99-20 did not impact the Corporation's consolidated net income.

In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), was issued. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized, but will instead be subject to an annual impairment test. Other separately identifiable intangible assets, including the value of acquired Customer accounts, will continue to be amortized over their estimated useful lives. The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. The implementation of Statement No. 142 will not have a material impact on the Corporation's consolidated financial statements.

















                 MBNA CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (unaudited)

This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of MBNA Corporation. It should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report. For purposes of comparability, certain prior period amounts have been reclassified.

INTRODUCTION

MBNA Corporation, ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of affinity credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. ("MBNA Delaware"), which offers home equity loans and corporate loan products.

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, interchange income, credit card and other fees, securitization income, insurance income, and interest earned on investment securities, money market instruments, and other interest-earning assets. The Corporation's primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.

EARNINGS SUMMARY

Net income for the three months ended June 30, 2001 increased 33.2% to $380.1 million or $.43 per common share, from $285.4 million or $.34 per common share for the same period in 2000. Net income for the six months ended
June 30, 2001 increased 32.9% to $691.2 million or $.78 per common share, from $520.0 million or $.62 per common share for the same period in 2000. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 20.5% to $89.3 billion and 21.4% to $88.6 billion for the three and six months ended June 30, 2001, as compared to $74.1 billion and $73.0 billion for the same periods in 2000, respectively. Total managed loans at June 30, 2001 were $90.4 billion, a $14.1 billion increase from June 30, 2000, and a $1.6 billion increase since December 31, 2000. In addition, the managed net interest margin increased to 8.33% and 8.02% for the three and six months ended June 30, 2001, as compared to 7.12% and 7.11% for the same periods in 2000, respectively.

During the six months ended June 30, 2001, the Corporation acquired 227 new endorsements from a variety of organizations in the United States, United Kingdom, and Canada and added 4.7 million new accounts. The growth in managed loans for the three and six months ended June 30, 2001, as compared to the same period in 2000, was a result of the Corporation's continued marketing efforts and loan portfolio acquisitions.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange income, credit card and other fees, and insurance income in excess of interest paid to investors, credit losses, and other trust expenses into securitization income and other interest income, while reducing the Corporation's on-balance-sheet assets. During the three and six months ended June 30, 2001, the Corporation securitized $2.5 billion and $4.5 billion of credit card loan receivables, respectively, bringing total securitized loans to $69.9 billion at June 30, 2001. The Corporation's average securitized loans increased 21.9% and 24.3% to $69.3 billion for both the three and six months ended June 30, 2001, as compared to $56.8 billion and $55.7 billion for the same periods in 2000, respectively.

The Corporation's return on average total assets for the three and six months ended June 30, 2001 increased to 3.88% and 3.58% from 3.63% and 3.33% for the same periods during 2000, respectively. The increase in return on average total assets is a result of the Corporation's net income growing faster than its average total assets as a result of asset securitization. The Corporation's return on average stockholders' equity was 22.33% and 20.76% for the three and six months ended June 30, 2001, as compared to 26.36% and 24.44% for the same periods in 2000, respectively. The decrease in the Corporation's return on average stockholders' equity is primarily a result of an increase in average stockholders' equity from the issuance of 50 million shares of common stock in August 2000 for $1.6 billion, net of issuance costs.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $49.0 million to $335.6 million for the three months ended June 30, 2001 from the same period in 2000. Average interest-earning assets increased $4.5 billion for the three months ended June 30, 2001, as compared to the same period in 2000. The increase in average interest-earning assets for the three months ended June 30, 2001 was a result of an increase in average loan receivables of $2.8 billion, as compared to the same period in 2000. Average interest-bearing liabilities increased $4.6 billion for the three months ended June 30, 2001, as compared to the same period in 2000. The increase in average interest-bearing liabilities for the three months ended June 30, 2001 was primarily a result of an increase of $4.7 billion in average interest-bearing deposits, as compared to the same period in 2000, which was used to fund the increase in average interest-earning assets.




Net interest income, on a fully taxable equivalent basis, increased $35.3 million to $622.7 million for the six months ended June 30, 2001 from the same period in 2000. Average interest-earning assets increased $3.6 billion for the six months ended June 30, 2001, as compared to the same period in 2000. The increase in average interest-earning assets for the six months ended June 30, 2001 was a result of an increase in average loan receivables of $2.1 billion and an increase in average money market instruments of $1.3 billion as compared to the same period in 2000. Average interest-bearing liabilities increased $4.5 billion for the six months ended June 30, 2001, as compared to the same period in 2000. The increase in average interest-bearing liabilities for the six months ended June 30, 2001 as compared to the same period in 2000 was primarily a result of an increase of $4.8 billion in average interest-bearing deposits which were used to fund the increase in average interest-earning assets, accounts receivable from securitizations, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitizations and the value of acquired Customer accounts are included in other assets in Table 2.

The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The Corporation's net interest margin, on a fully taxable equivalent basis, was 5.00% and 4.78% for the three and six months ended June 30, 2001, as compared to 5.15% and 5.22% for the same periods in 2000, respectively.

INVESTMENTS SECURITIES AND OTHER INTEREST-EARNING ASSETS

Interest income on investment securities for the three and six months ended June 30, 2001, on a fully taxable equivalent basis, was $45.2 million and $88.7 million, as compared to $45.1 million and $88.0 million for the same periods in 2000, respectively. Average investment securities increased $312.7 million and $175.4 million to $3.4 billion and $3.2 billion for the three and six months ended June 30, 2001, as compared to the same periods in 2000, respectively. The yield earned on the Corporation's average investment securities for the three and six months ended June 30, 2001, decreased 54 basis points and 25 basis points to 5.33% and 5.54%, as compared to the same periods in 2000, respectively.

Interest income on money market instruments increased $8.3 million and $24.1 million to $31.5 million and $74.3 million for the three and six months ended June 30, 2001, from the same periods in 2000, respectively. The increase in interest income on money market instruments for the three and six months ended June 30, 2001 was primarily a result of an increase of $1.3 billion in average money market instruments for both periods, offset by a decrease of 174 basis points and 92 basis points in the yield earned on average money market instruments from the same periods in 2000, respectively.











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

Interest income on other interest-earning assets was $22.8 million and $44.2 million for the three and six months ended June 30, 2001, as compared to $17.7 million and $34.9 million for the same periods in 2000, respectively. The Corporation adopted Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on April 1, 2001. As a result, the Corporation now records certain income related to beneficial interests retained in a securitization transaction accounted for as a sale as interest income in the Corporation's consolidated statement of income. This income was previously recorded as securitization income in the Corporation's consolidated statement of income. The Corporation includes these retained beneficial interests in accounts receivable from securitizations on the consolidated statement of financial condition. The implementation of EITF 99-20 did not impact the Corporation's consolidated net income.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased $89.4 million and $150.5 million to $689.7 million and $1.3 billion for the three and six months ended June 30, 2001, from the same periods in 2000, respectively. The increase for the three and six months ended June 30, 2001 was primarily the result of an increase in average loan receivables of $2.8 billion and $2.1 billion from the same periods in 2000, respectively. The yield on loan receivables for the three and six months ended June 30, 2001 was 13.84% and 14.03%, as compared to 14.01% and 13.90% for the same periods in 2000.

Table 1 presents the Corporation's period end loan receivables distribution by loan type, excluding securitized loans. Loan receivables increased 2.9% to $20.5 billion at June 30, 2001, as compared to $20.0 billion at December 31, 2000.

Domestic credit card loan receivables decreased to $12.0 billion at June 30, 2001, from $13.0 billion at December 31, 2000. The decrease in domestic credit card loan receivables was a result of the Corporation's securitization of $4.3 billion of domestic credit card loan receivables, while $3.3 billion of previously securitized domestic credit card loan receivables amortized back into the Corporation's loan portfolio during the six months ended June 30, 2001. The Corporation also acquired $266.2 million of domestic credit card loan receivables during the six months ended June 30, 2001.

Domestic other consumer loan receivables increased to $5.0 billion at June 30, 2001 from $3.8 billion at December 31, 2000. The increase in domestic other consumer loan receivables was a result of loan growth in the Corporation's lines of credit accessed through checks and sales finance accounts.


Foreign loan receivables increased $429.3 million to $3.6 billion at June 30, 2001 from $3.1 billion at December 31, 2000. The growth in foreign loan receivables was primarily a result of MBNA Europe's acquisition of $394.0 million of credit card loan receivables during the six months ended June 30, 2001. The growth in foreign loan receivables was partially offset by the securitization of CAD$350.0 million (approximately $227.5 million) of foreign credit card loan receivables by MBNA Canada during the six months ended
June 30, 2001.

TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                      June 30,     December 31,
                                                       2001           2000
                                                   -------------  -------------
                                                    (unaudited)
Loans held for securitization:
  Domestic:
    Credit card..................................  $   6,149,935  $   6,396,652
    Other consumer...............................         33,950      1,022,756
                                                   -------------  -------------
      Total domestic loans held for
       securitization............................      6,183,885      7,419,408
  Foreign........................................        925,082        852,525
                                                   -------------  -------------
      Total loans held for securitization........      7,108,967      8,271,933
Loan portfolio:
  Domestic:
    Credit card..................................      5,851,626      6,612,913
    Other consumer...............................      4,955,054      2,799,289
                                                   -------------  -------------
      Total domestic loan portfolio..............     10,806,680      9,412,202
  Foreign........................................      2,627,448      2,270,702
                                                   -------------  -------------
      Total loan portfolio.......................     13,434,128     11,682,904
                                                   -------------  -------------
      Total loan receivables.....................  $  20,543,095  $  19,954,837
                                                   =============  =============

DEPOSITS

Total interest expense on deposits was $365.5 million and $742.7 million for the three and six months ended June 30, 2001, as compared to $293.0 million and $568.1 million for the same periods in 2000, respectively. The increase in interest expense on deposits for the three and six months ended June 30, 2001 was primarily the result of a $4.7 billion and a $4.8 billion increase in average interest-bearing deposits for the three and six months ended
June 30, 2001, as compared to the same periods in 2000, respectively.

The increase in average interest-bearing deposits for the three and six months ended June 30, 2001 was a result of the Corporation's continued emphasis on marketing domestic certificates of deposit and money market deposit accounts to members of certain affinity groups, as well as obtaining other domestic time deposits through the use of third-party intermediaries, to fund loan and other asset growth and to diversify funding sources.



BORROWED FUNDS

Interest expense on short-term borrowings decreased to $1.7 million and $4.3 million for the three and six months ended June 30, 2001, as compared to $11.5 million and $23.6 million for the same periods in 2000, respectively. The decrease in interest expense on short-term borrowings for the three and six months ended June 30, 2001 was a result of a decrease of $608.5 million and $611.6 million in average short-term borrowings, respectively, as the Corporation's short-term domestic funding needs declined during the three and six months ended June 30, 2001. In addition, rates paid on average short-term borrowings decreased 130 basis points and 81 basis points for the three and six months ended June 30, 2001 from the same periods in 2000, respectively.

Interest expense on long-term debt and bank notes decreased to $86.4 million and $185.6 million for the three and six months ended June 30, 2001, as compared to $95.1 million and $191.6 million for the same periods in 2000, respectively. The decrease in interest expense on long-term debt and bank notes was a result of a decrease in rates paid on average domestic long-term debt and bank notes of 133 basis points and 64 basis points for the three and six months ended June 30, 2001, as compared to the same periods in 2000, respectively. Interest expense on foreign long-term debt and bank notes increased $7.3 million and $15.5 million for the three and six months ended June 30, 2001, as compared to the same periods in 2000, as a result of an increase in average foreign long-term debt and bank notes of $540.7 million and $511.8 million for the three and six months ended June 30, 2001, as compared to the same periods in 2000, as MBNA Europe issued additional long-term debt and bank notes.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and six months ended June 30, 2001 and 2000, respectively.


























TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                   For the Three Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,302    3.39% $       11
      Foreign................................     1,562,365    4.74      18,472
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,563,667    4.74      18,483
    Federal funds sold and securities
     purchased under resale agreements.......     1,212,275    4.29      12,979
                                                -----------          ----------
        Total money market instruments.......     2,775,942    4.55      31,462
  Investment securities(a):
    Taxable..................................     3,291,136    5.32      43,660
    Tax-exempt(b)............................       107,135    5.63       1,505
                                               ------------          ----------
        Total investment securities..........     3,398,271    5.33      45,165
  Other interest-earning assets(a)...........       763,416   12.00      22,840
  Loans held for securitization:
    Domestic.................................     5,658,839   14.15     199,645
    Foreign..................................       706,276   13.67      24,078
                                               ------------          ----------
        Total loans held for securitization..     6,365,115   14.10     223,723
  Loans:
    Domestic:
      Credit card............................     6,701,403   13.25     221,405
      Other consumer.........................     4,349,191   15.10     163,762
                                               ------------          ----------
        Total domestic loans.................    11,050,594   13.98     385,167
    Foreign..................................     2,578,969   12.57      80,841
                                               ------------          ----------
        Total loans..........................    13,629,563   13.71     466,008
                                               ------------          ----------
        Total loan receivables...............    19,994,678   13.84     689,731
                                               ------------          ----------
        Total interest-earning assets........    26,932,307   11.75  $  789,198
Cash and due from banks......................       695,043
Premises and equipment, net..................     1,921,765
Other assets.................................    10,150,856
Reserve for possible credit losses...........      (453,336)
                                               ------------
        Total assets.........................  $ 39,246,635
                                               ============



                                                   For the Three Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,848,281    6.60% $  293,747
      Money market deposit accounts..........     5,308,395    4.82      63,836
      Interest-bearing transaction accounts..        43,463    3.90         423
      Savings accounts.......................        10,398    3.93         102
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,210,537    6.19     358,108
    Foreign:
      Time deposits..........................       582,155    5.09       7,393
                                               ------------          ----------
        Total interest-bearing deposits......    23,792,692    6.16     365,501
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................        33,419    4.32         360
      Foreign................................       101,385    5.13       1,296
                                               ------------          ----------
        Total short-term borrowings..........       134,804    4.93       1,656
    Long-term debt and bank notes:
      Domestic...............................     4,483,592    5.54      61,905
      Foreign................................     1,576,140    6.24      24,529
                                               ------------          ----------
        Total long-term debt and bank notes..     6,059,732    5.72      86,434
                                               ------------          ----------
        Total borrowed funds.................     6,194,536    5.70      88,090
                                               ------------          ----------
        Total interest-bearing liabilities...    29,987,228    6.07     453,591
Demand deposits..............................       783,827
Other liabilities............................     1,646,519
                                               ------------
        Total liabilities....................    32,417,574
Stockholders' equity.........................     6,829,061
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 39,246,635
                                               ============          ----------
        Net interest income..................                        $  335,607
                                                                     ==========
        Net interest margin..................                  5.00
        Interest rate spread.................                  5.68

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended
    June 30, 2001 was $527.

                                                   For the Three Months Ended
                                                         June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,332    2.72% $        9
      Foreign................................     1,196,294    6.27      18,664
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,197,626    6.27      18,673
    Federal funds sold and securities
     purchased under resale agreements.......       281,253    6.39       4,471
                                               ------------           ---------
        Total money market instruments.......     1,478,879    6.29      23,144
  Investment securities(a):
    Taxable..................................     2,982,729    5.83      43,268
    Tax-exempt(b)............................       102,854    7.03       1,797
                                               ------------           ---------
        Total investment securities..........     3,085,583    5.87      45,065
  Other interest-earning assets(a)...........       592,212   12.00      17,669
  Loans held for securitization:
    Domestic.................................     6,807,891   14.58     246,768
    Foreign..................................       823,469   13.04      26,705
                                               ------------          ----------
        Total loans held for securitization..     7,631,360   14.41     273,473
  Loans:
    Domestic:
      Credit card............................     5,793,721   13.61     196,009
      Other consumer.........................     2,011,071   14.81      74,072
                                               ------------          ----------
        Total domestic loans.................     7,804,792   13.92     270,081
    Foreign..................................     1,792,467   12.74      56,770
                                               ------------          ----------
        Total loans..........................     9,597,259   13.70     326,851
                                               ------------          ----------
        Total loan receivables...............    17,228,619   14.01     600,324
                                               ------------          ----------
        Total interest-earning assets........    22,385,293   12.33  $  686,202
Cash and due from banks......................       644,953
Premises and equipment, net..................     1,664,922
Other assets.................................     7,308,965
Reserve for possible credit losses...........      (369,405)
                                               ------------
        Total assets.........................  $ 31,634,728
                                               ============






                                                   For the Three Months Ended
                                                         June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 13,728,392    6.25% $  213,435
      Money market deposit accounts..........     4,526,929    6.01      67,591
      Interest-bearing transaction accounts..        36,253    5.19         468
      Savings accounts.......................         9,412    5.13         120
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    18,300,986    6.19     281,614
    Foreign:
      Time deposits..........................       792,128    5.76      11,349
                                               ------------          ----------
        Total interest-bearing deposits......    19,093,114    6.17     292,963
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       522,230    6.46       8,393
      Foreign................................       221,081    5.67       3,114
                                               ------------          ----------
        Total short-term borrowings..........       743,311    6.23      11,507
    Long-term debt and bank notes:
      Domestic...............................     4,558,577    6.87      77,884
      Foreign................................     1,035,460    6.70      17,238
                                               ------------          ----------
        Total long-term debt and bank notes..     5,594,037    6.84      95,122
                                               ------------          ----------
        Total borrowed funds.................     6,337,348    6.77     106,629
                                               ------------          ----------
        Total interest-bearing liabilities...    25,430,462    6.32     399,592
Demand deposits..............................       643,729
Other liabilities............................     1,206,080
                                               ------------
        Total liabilities....................    27,280,271
Stockholders' equity.........................     4,354,457
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 31,634,728
                                               ============          ----------
        Net interest income..................                        $  286,610
                                                                     ==========
        Net interest margin..................                  5.15
        Interest rate spread.................                  6.01

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended
    June 30, 2000 was $628.

                                                   For the Six Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,277    3.95% $       25
      Foreign................................     1,556,081    5.23      40,334
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,557,358    5.23      40,359
    Federal funds sold and securities
     purchased under resale agreements.......     1,358,508    5.03      33,897
                                                -----------          ----------
        Total money market instruments.......     2,915,866    5.14      74,256
  Investment securities(a):
    Taxable..................................     3,128,466    5.53      85,820
    Tax-exempt(b)............................       103,401    5.68       2,915
                                               ------------          ----------
        Total investment securities..........     3,231,867    5.54      88,735
  Other interest-earning assets(a)...........       742,763   12.00      44,200
  Loans held for securitization:
    Domestic.................................     5,830,298   14.50     419,345
    Foreign..................................       769,568   13.69      52,236
                                               ------------          ----------
        Total loans held for securitization..     6,599,866   14.41     471,581
  Loans:
    Domestic:
      Credit card............................     6,631,834   13.64     448,600
      Other consumer.........................     3,716,159   15.14     278,977
                                               ------------          ----------
        Total domestic loans.................    10,347,993   14.18     727,577
    Foreign..................................     2,427,047   12.38     148,940
                                               ------------          ----------
        Total loans..........................    12,775,040   13.84     876,517
                                               ------------          ----------
        Total loan receivables...............    19,374,906   14.03   1,348,098
                                               ------------          ----------
        Total interest-earning assets........    26,265,402   11.94  $1,555,289
Cash and due from banks......................       710,348
Premises and equipment, net..................     1,873,078
Other assets.................................    10,521,597
Reserve for possible credit losses...........      (421,755)
                                               ------------
        Total assets.........................  $ 38,948,670
                                               ============






                                                   For the Six Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,792,668    6.66% $  587,818
      Money market deposit accounts..........     5,177,542    5.33     136,813
      Interest-bearing transaction accounts..        43,696    4.47         968
      Savings accounts.......................        10,292    4.45         227
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,024,198    6.36     725,826
    Foreign:
      Time deposits..........................       620,983    5.49      16,919
                                               ------------          ----------
        Total interest-bearing deposits......    23,645,181    6.33     742,745
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................        33,696    4.96         828
      Foreign................................       129,774    5.40       3,477
                                               ------------          ----------
        Total short-term borrowings..........       163,470    5.31       4,305
    Long-term debt and bank notes:
      Domestic...............................     4,494,234    6.17     137,488
      Foreign................................     1,509,589    6.42      48,074
                                               ------------          ----------
        Total long-term debt and bank notes..     6,003,823    6.23     185,562
                                               ------------          ----------
        Total borrowed funds.................     6,167,293    6.21     189,867
                                               ------------          ----------
        Total interest-bearing liabilities...    29,812,474    6.31     932,612
Demand deposits..............................       828,526
Other liabilities............................     1,593,833
                                               ------------
        Total liabilities....................    32,234,833
Stockholders' equity.........................     6,713,837
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 38,948,670
                                               ============          ----------
        Net interest income..................                        $  622,677
                                                                     ==========
        Net interest margin..................                  4.78
        Interest rate spread.................                  5.63

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the six months ended
    June 30, 2001 was $1,020.

                                                    For the Six Months Ended
                                                         June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      2,302    3.93% $       45
      Foreign................................     1,250,099    6.08      37,789
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,252,401    6.08      37,834
    Federal funds sold and securities
     purchased under resale agreements.......       410,857    6.02      12,297
                                               ------------           ---------
        Total money market instruments.......     1,663,258    6.06      50,131
  Investment securities(a):
    Taxable..................................     2,953,497    5.77      84,688
    Tax-exempt(b)............................       102,962    6.42       3,287
                                               ------------           ---------
        Total investment securities..........     3,056,459    5.79      87,975
  Other interest-earning assets(a)...........       584,435   12.00      34,874
  Loans held for securitization:
    Domestic.................................     7,666,608   14.26     543,675
    Foreign..................................       886,818   13.38      58,993
                                               ------------          ----------
        Total loans held for securitization..     8,553,426   14.17     602,668
  Loans:
    Domestic:
      Credit card............................     5,320,724   13.59     359,560
      Other consumer.........................     1,782,602   14.73     130,545
                                               ------------          ----------
        Total domestic loans.................     7,103,326   13.88     490,105
    Foreign..................................     1,667,139   12.65     104,862
                                               ------------          ----------
        Total loans..........................     8,770,465   13.64     594,967
                                               ------------          ----------
        Total loan receivables...............    17,323,891   13.90   1,197,635
                                               ------------          ----------
        Total interest-earning assets........    22,628,043   12.18  $1,370,615
Cash and due from banks......................       640,515
Premises and equipment, net..................     1,666,051
Other assets.................................     6,843,575
Reserve for possible credit losses...........      (362,702)
                                               ------------
        Total assets.........................  $ 31,415,482
                                               ============






                                                    For the Six Months Ended
                                                         June 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 13,532,971    6.15% $  414,104
      Money market deposit accounts..........     4,476,267    5.86     130,489
      Interest-bearing transaction accounts..        36,814    5.05         924
      Savings accounts.......................         9,391    4.99         233
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    18,055,443    6.08     545,750
    Foreign:
      Time deposits..........................       790,211    5.68      22,323
                                               ------------          ----------
        Total interest-bearing deposits......    18,845,654    6.06     568,073
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       579,620    6.30      18,151
      Foreign................................       195,444    5.58       5,425
                                               ------------          ----------
        Total short-term borrowings..........       775,064    6.12      23,576
    Long-term debt and bank notes:
      Domestic...............................     4,698,169    6.81     159,007
      Foreign................................       997,787    6.56      32,551
                                               ------------          ----------
        Total long-term debt and bank notes..     5,695,956    6.76     191,558
                                               ------------          ----------
        Total borrowed funds.................     6,471,020    6.69     215,134
                                               ------------          ----------
        Total interest-bearing liabilities...    25,316,674    6.22     783,207
Demand deposits..............................       634,368
Other liabilities............................     1,186,637
                                               ------------
        Total liabilities....................    27,137,679
Stockholders' equity.........................     4,277,803
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 31,415,482
                                               ============          ----------
        Net interest income..................                        $  587,408
                                                                     ==========
        Net interest margin..................                  5.22
        Interest rate spread.................                  5.96

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the six months ended
    June 30, 2000 was $1,150.

OTHER OPERATING INCOME

Total other operating income increased 34.6% or $407.0 million and 33.8% or $768.2 million to $1.6 billion and $3.0 billion for the three and six months ended June 30, 2001, from the same periods in 2000, respectively. The increase in other operating income was primarily attributable to a $380.3 million or 38.6% and $721.3 million or 38.0% increase in securitization income to $1.4 billion and $2.6 billion for the three and six months ended June 30, 2001, as compared to the same periods in 2000, respectively. The increase in securitization income for the three and six months ended June 30, 2001 was the result of a $12.4 billion and $13.5 billion or 21.9% and 24.3% increase in average securitized loans from the same periods in 2000, respectively. Also, the securitized net interest margin increased to 9.64% and 9.27% for the three and six months ended June 30, 2001, as compared to 7.90% and 7.88% for the same periods in 2000, respectively, as the yield earned on the Corporation's securitized loans increased and the rate paid to investors in the Corporation's securitized loan transactions decreased. The rate paid to investors in the Corporation's securitized loan transactions decreased as a result of the actions by the Federal Reserve Board in 2001 to lower overall market interest rates. The rate paid to investors generally reprices on a monthly basis. Therefore, lower market interest rates in 2001 decreased the rate paid to investors during the three and six months ended June 30, 2001. The increase in the Corporation's securitized net interest margin was offset by an increase in the net credit loss rates on the Corporation's securitized loans to 5.36% and 5.06% for the three and six months ended June 30, 2001, from 4.52% and 4.57% for the same periods in 2000.

Insurance income increased $10.6 million and $22.7 million to $30.1 million and $59.2 million for the three and six months ended June 30, 2001, as compared to the same periods in 2000, respectively. The increase in insurance income was primarily a result of growth in credit life insurance commissions, in addition to the introduction of a credit protection insurance product in the first quarter of 2001. Other income increased to $86.0 million for the six months ended June 30, 2001, as compared to $64.1 million for the same period in 2000. The increase in other income for the six months ended June 30, 2001 was primarily a result of the Corporation receiving incentive payments from MasterCard International Inc. and Visa U.S.A., Inc. for meeting certain incentive targets.

OTHER OPERATING EXPENSE

Total other operating expense increased 15.0% to $1.0 billion and 17.1% to $2.1 billion for the three and six months ended June 30, 2001, as compared to $911.3 million and $1.8 billion for the same periods in 2000, respectively. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining credit card and other consumer loan Customers. The Corporation added 4.7 million new accounts (5.6 million new customers) during the six months ended June 30, 2001. The Corporation also added 227 new endorsements from organizations during the six months ended June 30, 2001. The Corporation has also continued to invest in its other consumer loan, foreign, and insurance agency businesses.






Included in the growth in total other operating expense for the three and six months ended June 30, 2001 was an increase in salaries and employee benefits of $57.3 million and $131.5 million to $439.5 million and $878.5 million from the same periods in 2000, respectively. The increase in salaries and employee benefits reflects an increase in the number of people to service the Corporation's higher number of Customers. At June 30, 2001, the Corporation had approximately 24,000 full-time equivalent employees, as compared to 20,600 full-time equivalent employees at June 30, 2000.

The growth in other operating expense for the three and six months ended
June 30, 2001 also includes amortization of intangible assets which increased $34.5 million and $79.8 million to $92.1 million and $190.1 million, as compared to the same periods in 2000, respectively. The increase in the amortization of intangible assets was the result of a higher level of intangible assets resulting from the Corporation's loan portfolio acquisitions.

Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------  ----------------------
                                    2001       2000        2001        2000
                                  ---------  ---------  ----------  ----------
                                                  (unaudited)
Purchased services..............  $ 117,172  $  91,368  $  243,170  $  181,544
Advertising.....................     67,623     70,279     125,393     138,629
Collection......................     10,700     11,648      20,944      22,172
Stationery and supplies.........     10,923      8,920      21,576      18,099
Service bureau..................     15,850     11,677      30,284      24,512
Postage and delivery............     76,961     89,418     160,012     187,616
Telephone usage.................     21,125     18,610      41,398      36,255
Loan receivable fraud losses....     41,127     34,371      83,549      68,070
Amortization of intangible
 assets.........................     92,128     57,580     190,106     110,287
Computer software...............     20,394     17,092      39,673      34,692
Other...........................     42,366     37,516     123,400      93,749
                                  ---------  ---------  ----------  ----------
  Total other operating expense.  $ 516,369  $ 448,479  $1,079,505  $  915,625
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







DELINQUENCIES

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.89% at June 30, 2001 and December 31, 2000. The Corporation's delinquency as a percentage of managed loans was 4.57% at June 30, 2001, as compared to 4.49% at December 31, 2000.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                           June 30, 2001     December 31, 2000
                                         ------------------  -----------------
                                            (unaudited)
Loan portfolio.........................  $13,434,128         $11,682,904
Loans delinquent:
  30 to 59 days........................  $   201,480   1.50% $   176,128  1.51%
  60 to 89 days........................      114,432    .85       95,859   .82
  90 or more days......................      207,123   1.54      182,955  1.56
                                         -----------  -----  ----------- -----
    Total..............................  $   523,035   3.89% $   454,942  3.89%
                                         ===========  =====  =========== =====
Loans delinquent by geographic area:
  Domestic.............................  $   455,912   4.22% $   404,390  4.30%
  Foreign..............................       67,123   2.55       50,552  2.23

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans, excluding loans held for securitization, are presented in Table 5.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                          June 30, 2001     December 31, 2000
                                        ------------------  -----------------
                                           (unaudited)
Nonaccrual loans......................  $           21,615  $          22,574
Reduced-rate loans....................             258,547            238,747
                                        ------------------  -----------------
  Total other nonperforming loans.....  $          280,162  $         261,321
                                        ==================  =================
Other nonperforming loans as a % of
 ending loan portfolio................                2.09%              2.24%

The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.55% at June 30, 2001, as compared to 2.41% at December 31, 2000.





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

Net credit losses for the three and six months ended June 30, 2001 were $148.4 million and $282.2 million, as compared to $89.3 million and $189.1 million for the same periods in 2000. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements. The net credit losses for the three and six months ended June 30, 2001 reflect increases in the Corporation's outstanding loan receivables, general economic conditions, the seasoning of the Corporation's accounts, and an increase in bankruptcy filings, offset by recoveries from the sale of charged-off receivables.

Net credit losses as a percentage of average loan receivables were 2.97% and 2.91% for the three and six months ended June 30, 2001, as compared to 2.07% and 2.18% for the same periods in 2000, respectively. The Corporation's managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 2001 were 4.82% and 4.59%, as compared to 3.95% and 4.01% for the same periods in 2000, respectively.

RESERVE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged against earnings to maintain the reserve at an appropriate level. The provision for possible credit losses for the three and six months ended
June 30, 2001 was $260.2 million and $412.2 million, as compared to $89.3 million and $189.1 million for the three and six months ended June 30, 2000. The increase in the provision for possible credit losses primarily reflects an increase in anticipated future net credit losses, as the Corporation has experienced an increased number of bankruptcy filings and an increase in the on-balance sheet loan portfolio.

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







TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period......  $ 414,276  $ 368,108  $ 386,568  $ 355,959
  Reserves acquired...............      2,295      7,894     12,617     20,126
  Provision for possible credit
   losses:
     Domestic.....................    245,785     82,122    377,630    174,646
     Foreign......................     14,372      7,179     34,520     14,501
                                    ---------  ---------  ---------  ---------
        Total provision for
         possible credit losses..    260,157     89,301    412,150    189,147
  Foreign currency translation....       (168)      (709)    (1,014)      (870)
  Credit losses:
    Domestic:
      Credit card.................   (145,935)   (95,413)  (282,631)  (211,065)
      Other consumer..............    (59,257)   (33,667)  (104,373)   (61,503)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses...................   (205,192)  (129,080)  (387,004)  (272,568)
    Foreign.......................    (25,897)   (13,435)   (50,373)   (25,632)
                                    ---------  ---------  ---------  ---------
        Total credit losses.......   (231,089)  (142,515)  (437,377)  (298,200)
  Recoveries:
    Domestic:
      Credit card.................     64,255     40,918    118,784     85,114
      Other consumer..............      6,556      5,682     14,143     12,083
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries.     70,811     46,600    132,927     97,197
    Foreign.......................     11,876      6,621     22,287     11,941
                                    ---------  ---------  ---------  ---------
        Total recoveries..........     82,687     53,221    155,214    109,138
                                    ---------  ---------  ---------  ---------
  Net credit losses...............   (148,402)   (89,294)  (282,163)  (189,062)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............  $ 528,158  $ 375,300  $ 528,158  $ 375,300
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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2001 and December 31, 2000, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS

                          June 30,  December 31,   Minimum    Well-Capitalized
                            2001        2000     Requirements   Requirements
                        ----------- ------------ ------------ ----------------
                        (unaudited)
MBNA Corporation
Tier 1.................    15.76%      14.98%        4.00%          (a)
Total..................    17.67       16.61         8.00           (a)
Leverage...............    17.51       17.30         4.00           (a)

MBNA America Bank, N.A.
Tier 1.................    12.23       10.78         4.00           6.00%
Total..................    14.22       12.44         8.00          10.00
Leverage...............    13.72       12.79         4.00           5.00

MBNA America
 (Delaware), N.A.
Tier 1.................    20.30       20.88         4.00           6.00
Total..................    21.21       21.84         8.00          10.00
Leverage...............    19.85       62.74         4.00           5.00

(a) Not applicable for bank holding companies.

DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the six months ended June 30, 2001, the Corporation declared dividends on its preferred stock of $7.1 million and on its common stock of $153.3 million. On July 11, 2001, the Corporation's Board of Directors declared a quarterly dividend of $.09 per common share, payable October 1, 2001 to shareholders of record as of September 15, 2001. Also, on July 11, 2001, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3502 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable October 15, 2001 to stockholders of record as of September 30, 2001.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 2001, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $2.4 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the senior syndicated revolving credit facility. This facility was not drawn upon at June 30, 2001. If this facility had been drawn upon at June 30, 2001, the amount of retained earnings available for declaration of dividends would have been further limited to $963.2 million.













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

Total deposits at June 30, 2001 and December 31, 2000 were $24.8 billion and $24.3 billion, respectively. Included in total deposits at June 30, 2001 are $522.3 million of foreign time deposits, which generally mature within one year. Table 8 provides the maturities of the Corporation's deposits at June 30, 2001.

TABLE 8: MATURITIES OF DEPOSITS AT JUNE 30, 2001
(dollars in thousands)
                                         Direct         Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less(a).............  $  8,007,928  $    978,853  $  8,986,781
Over three months through twelve
 months.............................     4,941,740     1,602,172     6,543,912
Over one year through five years....     4,717,997     4,513,241     9,231,238
Over five years.....................         7,026             -         7,026
                                      ------------  ------------  ------------
  Total deposits....................  $ 17,674,691  $  7,094,266  $ 24,768,957
                                      ============  ============  ============

(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $6.3 billion.










MBNA Canada renegotiated its multi-currency syndicated revolving credit facility in July 2001 for CAD$350.0 million (approximately $229.8 million) extending its maturity through July 2004. MBNA Canada may take advances under the facility subject to covenants and conditions customary in a transaction of this kind and was not drawn upon as of June 30, 2001.

The Corporation also held $3.4 billion in investment securities and $2.9 billion of money market instruments at June 30, 2001, compared to $3.1 billion in investment securities and $2.2 billion in money market instruments at December 31, 2000. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at June 30, 2001, $1.6 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.0 billion at June 30, 2001 and $2.7 billion at December 31, 2000. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments of the Corporation's investment securities portfolio, are presented in Table 9.



































TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 2001
(dollars in thousands) (unaudited)

                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1       1-5       6-10       Over
                                       Year        Years      Years    10 Years
                                    ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,188,621  $  789,031  $       -  $      -
State and political subdivisions
 of the United States.............      98,805       3,230          -         -
Asset-backed and other securities.     333,591     540,934     16,106     1,849
                                    ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale.............  $1,621,017  $1,333,195  $  16,106  $  1,849
                                    ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $        -  $        -  $       -  $337,207
State and political subdivisions
 of the United States.............          10         186          -     5,763
Asset-backed and other securities.           -      11,484          -    60,682
                                    ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity...............  $       10  $   11,670  $       -  $403,652
                                    ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,977,652  $1,977,652
State and political subdivisions
 of the United States.............     102,035     102,035
Asset-backed and other securities.     892,480     892,480
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $2,972,167  $2,972,167
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  337,207  $  316,516
State and political subdivisions
 of the United States.............       5,959       7,070
Asset-backed and other securities.      72,166      72,176
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  415,332  $  395,762
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

Based on the simulation analysis at June 30, 2001, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $48 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the 12 months.

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








FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is limited to the unhedged portion of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 2001, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $52 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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




Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts that generate the loan receivables. In addition, the Corporation also sells the rights to new loan receivables, including most fees generated by the accounts and payments received from the accounts, to the trust. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive a AAA credit rating at the time of issuance. This AAA credit rating is generally achieved through the sale of lower rated subordinated classes of asset-backed securities. The Corporation continues to service the accounts and receives a contractual servicing fee for doing so.

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

During the three and six months ended June 30, 2001, the Corporation securitized credit card loan receivables totaling $2.5 billion and $4.5 billion, while $1.5 billion and $3.3 billion of previously securitized credit card and other consumer loan receivables amortized or matured. Included in the securitization activity during the three months ended June 30, 2001 is CAD$350.0 million (approximately $227.5 million) of credit card loan receivables issued by MBNA Canada. The total amount of outstanding securitized loans was $69.9 billion or 77.3% of managed loans at June 30, 2001, compared to $68.8 billion or 77.5% at December 31, 2000. An additional $4.2 billion of previously securitized loans is scheduled to amortize or mature during the remainder of 2001. The amortization amount is based upon estimated amortization periods, which are subject to change.

Table 10 shows the Corporation's securitized loan distribution.












TABLE 10:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                     June 30,    December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (unaudited)
Securitized Loans
  Domestic:
    Credit card..................................  $ 58,525,666  $ 57,425,582
    Other consumer...............................     5,697,425     5,691,769
                                                   ------------  ------------
      Total domestic securitized loans...........    64,223,091    63,117,351

  Foreign:
    Credit card..................................     5,612,902     5,650,485
    Other consumer...............................        37,928        68,048
                                                   ------------  ------------
      Total foreign securitized loans............     5,650,830     5,718,533
                                                   ------------  ------------
      Total securitized loans....................  $ 69,873,921  $ 68,835,884
                                                   ============  ============

Table 11 shows summarized yields in excess of minimum yield data for each securitization trust for the three-month period ended June 30, 2001. The yields in excess of minimum yield for each of the securitization trusts are presented on a cash basis and include various credit card or other fees as specified in the securitization agreements.






























TABLE 11: SECURITIZATION TRUST YIELDS IN EXCESS OF MINIMUM YIELD DATA (a)


                                                  Yield in Excess of Minimum
                                      Number   --------------------------------
                                        of                     Series Range
                                      Series    Weighted   --------------------
                                     in Trust   Average      High        Low
                                     --------  ----------  ---------  ---------
                                                          (unaudited)

MBNA Master Credit Card
 Trust II (b).......................    68        7.27%       7.53%      6.48%
UK Receivables Trust................    11        6.90        9.91       5.63
Gloucester Credit Card Trust(c).....     6        8.04        8.50       7.80
MBNA Triple A Master Trust..........     2        6.71        6.73       6.69
First Union Master Credit Card
 Trust (d)..........................     1       12.40       12.40      12.40
First Union Direct Bank Master
 Credit Card Trust (d)..............     3       11.08       11.12      11.01
MBNA Credit Card Master Note Trust..     3         (e)         (e)        (e)

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

(b) MBNA Master Credit Card Trust II Series 2001-C issued April 25, 2001 is excluded from Table 11 presented above as a result of its recency.

(c) Gloucester Credit Card Trust Series 2001-1 issued on April 18, 2001 is excluded from Table 11 presented above as a result of its recency.

(d) These securitization trusts were assumed by the Corporation in 2000 as part of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation.

(e) MBNA Credit Card Master Note Trust issued MBNAseries Class B (2001-1) and Class C (2001-1) on May 24, 2001 and Class A (2001-1) on May 31, 2001.
    As a result of their recency, yield in excess of minimum for MBNA Credit Card Master Note Trust is excluded from Table 11.














                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed income statement and asset data. This information can be used to help evaluate the Corporation's financial condition and results of operations.

MANAGED FINANCIAL INFORMATION
(dollars in thousands)

                             For the Three Months       For the Six Months
                                Ended June 30,	        Ended June 30,
                           ------------------------  ------------------------
                              2001         2000         2001         2000
                           -----------  -----------  -----------  -----------
MANAGED INCOME STATEMENTS
Interest income........... $ 3,254,691  $ 2,663,805  $ 6,502,542  $ 5,213,082
Interest expense..........   1,273,057    1,273,297    2,733,131    2,466,239
                           -----------  -----------  -----------  -----------
Net interest income.......   1,981,634    1,390,508    3,769,411    2,746,843
Provision for possible
 credit losses............   1,187,697      731,508    2,163,841    1,463,311
                           -----------  -----------  -----------  -----------
Net interest income after
 provision for possible
 credit losses............     793,937      659,000    1,605,570    1,283,532
Other operating income....     863,685      713,383    1,641,689    1,383,112
Other operating expense...   1,048,443      911,339    2,139,594    1,826,649
                           -----------  -----------  -----------  -----------
Income before income
 taxes....................     609,179      461,044    1,107,665      839,995
Applicable income taxes...     229,051      175,658      416,482      320,038
                           -----------  -----------  -----------  -----------
Net income................ $   380,128  $   285,386  $   691,183  $   519,957
                           ===========  ===========  ===========  ===========
MANAGED LOANS
At period end............. $90,417,016  $76,332,656
Average for the period....  89,266,188   74,061,588  $88,629,295  $73,032,832

MANAGED RATIOS
Delinquency...............        4.57%        4.44%
Net credit losses.........        4.82         3.95         4.59%        4.01%
Net interest margin.......        8.33         7.12         8.02         7.11













PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. A hearing on final approval was held on May 24, 2001. On August 1, 2001, the court entered an order approving a settlement payout, including fees and costs, of approximately $5.1 million. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In May 2000, the Corporation and the Bank filed an appeal from the order certifying a class. In March 2001, the order was affirmed by the appellate court. In October 2000, plaintiff filed a motion for partial summary judgement. That motion is pending. The Corporation and the Bank believe that their advertising practices were and are proper under applicable federal and state law and intend to defend this action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------
     12                   Computation of Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividend Requirements














EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

  For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                          (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,107,665  $    839,995
Fixed charges....................................       938,565       789,736
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,222)       (1,867)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  2,044,008  $  1,627,864
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    935,139  $    785,333
Portion of rents representative of the interest
 factor..........................................         3,426         4,403
                                                   ------------  ------------
Fixed charges....................................       938,565       789,736
Preferred stock dividend requirements............        11,353        11,952
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    949,918  $    801,688
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.15          2.03



















                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                          (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,107,665  $    839,995
Fixed charges....................................       195,820       221,663
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (2,232)       (1,877)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,301,253  $  1,059,781
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    192,394  $    217,260
Portion of rents representative of the interest
 factor..........................................         3,426         4,403
                                                   ------------  ------------
Fixed charges....................................       195,820       221,663
Preferred stock dividend requirements............        11,353        11,952
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    207,173  $    233,615
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          6.28          4.54



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

2. Report dated April 18, 2001, reporting the securitization of CAD$350.0 million of credit card loan receivables by MBNA Canada Bank.

3. Report dated April 30, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for April 2001.

4. Report dated May 24, 2001, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

5. Report dated May 31, 2001, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

6. Report dated May 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A. for its net loan portfolio and managed loan portfolio for May 2001.

7. Report dated June 30, 2001 reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A. for its net loan portfolio and managed loan portfolio for June 2001.

8. Report dated July 12, 2001, reporting MBNA Corporation's earnings release for the second quarter of 2001.

9. Report dated July 25, 2001, reporting the securitization of $400.0 million of credit card loan receivables by MBNA America Bank, N.A.

10. Report dated July 26, 2001, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

11. Report dated July 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A. for its net loan portfolio and managed loan portfolio for July 2001.

12. Report dated August 8, 2001, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.
















                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  August 14, 2001                By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer


3