Form 10-Q
period 2001-09-30
MBNA CORP
filed 2001-11-14
CIK 870517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                              -------------------------------------------------
or

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

              Common Stock, $.01 Par Value - 851,781,250 Shares
                     Outstanding as of September 30, 2001



                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS

                                                                          Page

                        Part I - Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                 1
           September 30, 2001 (unaudited) and December 31, 2000

           Consolidated Statements of Income -                              3
           For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -     5
           For the Nine Months Ended September 30, 2001 and 2000
           (unaudited)

           Consolidated Statements of Cash Flows -                          7
           For the Nine Months Ended September 30, 2001 and 2000
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)       9


Item 2.    Management's Discussion and Analysis of Financial Condition     19
           and Results of Operations (unaudited)

           Supplemental Financial Information (unaudited)                  48


                        Part II - Other Information

Item 1.    Legal Proceedings                                               49

Item 6.    Exhibits and Reports on Form 8-K                                49

Signature                                                                  53

















                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                 September 30,   December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                  (unaudited)
ASSETS
Cash and due from banks......................... $   1,140,728  $     971,469
Interest-earning time deposits in other banks...     1,602,935      1,505,331
Federal funds sold and securities purchased
 under resale agreements........................     2,585,000        700,000
Investment securities:
  Available-for-sale (at market value,
   amortized cost of $2,887,169 and $2,661,962
   at September 30, 2001 and December 31, 2000,
   respectively)................................     2,922,849      2,666,196
  Held-to-maturity (market value of $424,138
   and $368,547 at September 30, 2001 and
   December 31, 2000, respectively).............       433,881        384,088
Loans held for securitization...................     5,742,127      8,271,933
Loans:
  Credit card...................................     7,567,748      7,798,772
  Other consumer................................     5,740,904      3,884,132
                                                 -------------  -------------
    Total loans.................................    13,308,652     11,682,904
  Reserve for possible credit losses............      (623,425)      (386,568)
                                                 -------------  -------------
    Net loans...................................    12,685,227     11,296,336
Premises and equipment, net.....................     2,073,703      1,781,011
Accrued income receivable.......................       307,099        305,437
Accounts receivable from securitizations........     9,445,501      6,940,567
Intangible assets, net..........................     2,650,741      2,749,435
Prepaid expenses and deferred charges...........       350,353        322,201
Other assets....................................     1,149,430        784,092
                                                 -------------  -------------
    Total assets................................ $  43,089,574  $  38,678,096
                                                 =============  =============


















                                                  September 30,   December 31,
                                                      2001           2000
                                                  -------------  -------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................  $  18,863,389  $  18,468,144
  Money market deposit accounts.................      5,817,379      4,922,027
  Noninterest-bearing demand deposits...........        886,278        892,980
  Interest-bearing transaction accounts.........         42,770         50,475
  Savings accounts..............................         24,710          9,969
                                                  -------------  -------------
    Total deposits..............................     25,634,526     24,343,595
Short-term borrowings...........................      1,242,680        159,512
Long-term debt and bank notes...................      6,415,703      5,735,635
Accrued interest payable........................        257,062        237,610
Accrued expenses and other liabilities..........      2,133,612      1,574,466
                                                  -------------  -------------
    Total liabilities...........................     35,683,583     32,050,818

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at September 30, 2001 and
 December 31, 2000).............................             86             86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 851,781,250 shares and
 851,803,793 shares issued and outstanding
 at September 30, 2001 and December 31, 2000,
 respectively)..................................          8,518          8,518
Additional paid-in capital......................      2,564,479      2,725,950
Retained earnings...............................      4,860,146      3,931,248
Accumulated other comprehensive income..........        (27,238)       (38,524)
                                                  -------------  -------------
    Total stockholders' equity..................      7,405,991      6,627,278
                                                  -------------  -------------
    Total liabilities and stockholders' equity..  $  43,089,574  $  38,678,096
                                                  =============  =============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.















                      MBNA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                For the Three Months    For the Nine Months
                                 Ended September 30,    Ended September 30,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------
                                                (unaudited)
INTEREST INCOME
Loans......................... $  461,162  $  331,308  $1,337,679  $  926,275
Loans held for securitization.    238,029     292,620     709,610     895,288
Investment securities:
  Taxable.....................     40,963      45,054     126,783     129,742
  Tax-exempt..................        675       1,116       2,570       3,253
Time deposits in other banks..     16,152      23,566      56,511      61,400
Federal funds sold and
 securities purchased under
 resale agreements............     12,019      15,315      45,916      27,612
Other interest income.........     25,562      19,052      69,762      53,926
                               ----------  ----------  ----------  ----------
    Total interest income.....    794,562     728,031   2,348,831   2,097,496
INTEREST EXPENSE
Deposits......................    359,816     328,114   1,102,561     896,187
Short-term borrowings.........      8,313       7,359      12,618      30,935
Long-term debt and bank notes.     83,204      98,472     268,766     290,030
                               ----------  ----------  ----------  ----------
    Total interest expense....    451,333     433,945   1,383,945   1,217,152
                               ----------  ----------  ----------  ----------
NET INTEREST INCOME...........    343,229     294,086     964,886     880,344
Provision for possible credit
 losses.......................    242,222     113,283     654,372     302,430
                               ----------  ----------  ----------  ----------
Net interest income after
 provision for possible
 credit losses................    101,007     180,803     310,514     577,914
OTHER OPERATING INCOME
Securitization income.........  1,547,857   1,104,628   4,165,149   3,000,670
Interchange...................     71,944      70,881     217,893     205,229
Credit card fees..............     83,580      78,116     212,831     216,656
Insurance.....................     38,309      23,879      97,538      60,372
Other.........................     64,298      29,594     150,329      93,704
                               ----------  ----------  ----------  ----------
    Total other operating
     income................... $1,805,988  $1,307,098  $4,843,740  $3,576,631











                                For the Three Months    For the Nine Months
                                 Ended September 30,    Ended September 30,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------
                                                (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee
 benefits..................... $  477,571  $  401,612  $1,356,087  $1,148,626
Occupancy expense of premises.     39,493      36,358     113,738     103,617
Furniture and equipment
 expense......................     54,424      49,230     161,752     145,981
Other.........................    568,933     404,983   1,648,438   1,320,608
                               ----------  ----------  ----------  ----------
    Total other operating
     expense..................  1,140,421     892,183   3,280,015   2,718,832
                               ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES....    766,574     595,718   1,874,239   1,435,713
Applicable income taxes.......    288,232     226,969     704,714     547,007
                               ----------  ----------  ----------  ----------
NET INCOME.................... $  478,342  $  368,749  $1,169,525  $  888,706
                               ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE..... $      .56  $      .44  $     1.36  $     1.08
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION............        .54         .43        1.32        1.05

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

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2000...        8,574     851,804   $      86  $    8,518
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.27 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -       8,926           -          89
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (8,949)          -         (89)
                               -----------  ----------   ---------  ----------
BALANCE, SEPTEMBER 30, 2001..        8,574     851,781   $      86  $    8,518
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 1999...        8,574     801,781   $      86  $    8,018
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.24 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Issuance of common stock,
 net of issuance costs.......            -      50,000           -         500
Exercise of stock options
 and other awards............            -       8,634           -          86
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (8,634)          -         (86)
                               -----------  ----------   ---------  ----------
BALANCE, SEPTEMBER 30, 2000..        8,574     851,781   $      86  $    8,518
                               ===========  ==========   =========  ==========




                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2000.. $2,725,950 $3,931,248 $     (38,524) $  6,627,278
Comprehensive income:
  Net income................          -  1,169,525             -     1,169,525
  Other comprehensive
   income, net of tax.......          -          -        11,286        11,286
                                                                  ------------
Comprehensive income.......                                          1,180,811
                                                                  ------------
Cash dividends:
  Common-$.27 per share.....          -   (230,005)            -      (230,005)
  Preferred.................          -    (10,622)            -       (10,622)
Exercise of stock options
 and other awards...........     77,120          -             -        77,209
Stock option tax benefit....     61,605          -             -        61,605
Amortization of deferred
 compensation expense.......     23,627          -             -        23,627
Acquisition and retirement
 of common stock............   (323,823)         -             -      (323,912)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 2001. $2,564,479 $4,860,146 $     (27,238) $  7,405,991
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 1999.. $1,305,935 $2,897,964 $     (12,560) $  4,199,443
Comprehensive income:
  Net income................          -    888,706             -       888,706
  Other comprehensive
   income, net of tax.......          -          -       (43,156)      (43,156)
                                                                  ------------
Comprehensive income........                                           845,550
                                                                  ------------
Cash dividends:
  Common-$.24 per share.....          -   (196,429)            -      (196,429)
  Preferred.................          -    (11,048)            -       (11,048)
Issuance of common stock,
 net of issuance costs......  1,598,555          -             -     1,599,055
Exercise of stock options
 and other awards...........     42,660          -             -        42,746
Stock option tax benefit....     43,983          -             -        43,983
Amortization of deferred
 compensation expense.......     17,969          -             -        17,969
Acquisition and retirement
 of common stock............   (251,943)         -             -      (252,029)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 2000. $2,757,159 $3,579,193 $     (55,716) $  6,289,240
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


                      MBNA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                       For the Nine Months
                                                       Ended September 30,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................  $  1,169,525  $    888,706
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for possible credit losses............       654,372       302,430
  Depreciation, amortization, and accretion.......       528,373       396,180
  (Benefit) provision for deferred income taxes...       (97,391)       26,675
  Increase in accrued income receivable...........        (1,662)       (7,396)
  Increase in accounts receivable from
   securitizations................................    (2,504,934)   (2,323,281)
  Increase in accrued interest payable............        19,452        22,898
  Decrease in other operating activities..........       312,990       240,498
                                                    ------------  ------------
Net cash provided by (used in) operating
 activities.......................................        80,725      (453,290)

INVESTING ACTIVITIES
Net increase in money market instruments..........    (1,982,604)     (962,119)
Proceeds from maturities of investment securities
 available-for-sale...............................     1,243,103       381,004
Proceeds from sale of investment securities
 available-for-sale...............................           505             -
Purchases of investment securities
 available-for-sale...............................    (1,487,416)     (424,713)
Proceeds from maturities of investment securities
 held-to-maturity ................................        16,167         9,740
Purchases of investment securities
 held-to-maturity.................................       (65,666)      (48,761)
Proceeds from securitization of loans.............     9,417,923    11,403,654
Proceeds from sale of loans.......................       486,219       153,169
Loan portfolio acquisitions.......................    (1,038,187)   (4,564,770)
Amortization of securitized loans.................    (4,877,508)   (3,354,837)
Net loan originations.............................    (3,649,341)   (5,625,617)
Net purchases of premises and equipment...........      (452,351)     (234,241)
                                                    ------------  ------------
Net cash used in investing activities.............  $ (2,389,156) $ (3,267,491)













                                                       For the Nine Months
                                                       Ended September 30,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net increase in time deposits.....................  $    395,245  $  2,381,822
Net increase in money market deposit accounts,
 noninterest-bearing demand deposits,
 interest-bearing transaction accounts,
 and savings accounts.............................       895,686       498,271
Net increase (decrease) in short-term borrowings..     1,083,168      (241,486)
Proceeds from issuance of long-term debt
 and bank notes...................................     1,375,952     1,074,386
Maturity of long-term debt and bank notes.........      (793,486)     (828,088)
Proceeds from exercise of stock options
 and other awards.................................        77,209        42,746
Acquisition and retirement of common stock........      (323,912)     (252,029)
Proceeds from issuance of common stock............             -     1,599,055
Dividends paid....................................      (232,172)     (195,459)
                                                    ------------  ------------
Net cash provided by financing activities.........     2,477,690     4,079,218
                                                    ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS.............       169,259       358,437
Cash and cash equivalents at beginning of period..       971,469       488,386
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $  1,140,728  $    846,823
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $  1,389,898  $  1,194,044
                                                    ============  ============
Income taxes paid.................................  $    394,581  $    549,361
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
















                      MBNA CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2001  April 16, 2001      7.50%    $ .46875     5.64%    $ .35270
April 10, 2001    July 16, 2001       7.50       .46875     5.50       .34380
July 11, 2001     October 15, 2001    7.50       .46875     5.60       .35020
October 11, 2001  January 15, 2002    7.50       .46875     5.50       .34380

NOTE C: COMMON STOCK

During the nine months ended September 30, 2001, 1.3 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common shares issued had an approximate aggregate market value of $48.3 million. At September 30, 2001, the unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $190.6 million.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

On October 11, 2001 the Corporation's Board of Directors declared a quarterly cash dividend of $.09 per common share, payable January 1, 2002 to stockholders of record as of December 14, 2001.



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

COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)

                                   For the Three Months   For the Nine Months
                                    Ended September 30,   Ended September 30,
                                   --------------------  ----------------------
                                     2001       2000        2001        2000
                                   ---------  ---------  ----------  ----------
EARNINGS PER COMMON SHARE
Net income.......................  $ 478,342  $ 368,749  $1,169,525  $  888,706
Less: preferred stock dividend
 requirements....................      3,538      3,650      10,622      11,048
                                   ---------  ---------  ----------  ----------
Net income applicable to common
 stock...........................  $ 474,804  $ 365,099  $1,158,903  $  877,658
                                   =========  =========  ==========  ==========
Weighted average common shares
 outstanding (000)...............    851,812    826,310     851,835     810,053
                                   =========  =========  ==========  ==========
Earnings per common share........  $     .56  $     .44  $     1.36  $     1.08
                                   =========  =========  ==========  ==========

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION
Net income.......................  $ 478,342  $ 368,749  $1,169,525  $  888,706
Less: preferred stock dividend
 requirements....................      3,538      3,650      10,622      11,048
                                   ---------  ---------  ----------  ----------
Net income applicable to common
 stock...........................  $ 474,804  $ 365,099  $1,158,903  $  877,658
                                   =========  =========  ==========  ==========
Weighted average common shares
 outstanding (000)...............    851,812    826,310     851,835     810,053
Net effect of dilutive stock
 options (000)...................     23,327     28,362      25,249      25,160
                                   ---------  ---------  ----------  ----------
Weighted average common shares
 outstanding and common stock
 equivalents (000)...............    875,139    854,672     877,084     835,213
                                   =========  =========  ==========  ==========
Earnings per common share-
 assuming dilution...............  $     .54  $     .43  $     1.32  $     1.05
                                   =========  =========  ==========  ==========


There were 85,000 common stock options with an average exercise price of $35.57 per share outstanding at September 30, 2001, which were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise price being greater than the average market price of the Corporation's common shares. These stock options expire in 2011.

NOTE E: INVESTMENT SECURITIES

During the nine months ended September 30, 2001, the Corporation sold investment securities resulting in a realized loss of $36,000, having a net after-tax effect of $23,000.

NOTE F: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

    For the Three Months   For the Nine Months
                                   Ended September 30,   Ended September 30,
                                  --------------------  ----------------------
                                    2001       2000        2001        2000
                                  ---------  ---------  ----------  ----------
Net income......................  $ 478,342  $ 368,749  $1,169,525  $  888,706

Other comprehensive income:
  Foreign currency translation..     30,024    (17,722)    (11,836)    (51,784)
  Net unrealized gains
   on investment securities
   available-for-sale and other
   financial instruments........     14,494      5,614      23,122       8,628
                                  ---------  ---------  ----------  ----------
Other comprehensive income......     44,518    (12,108)     11,286     (43,156)
                                  ---------  ---------  ----------  ----------
Comprehensive income............  $ 522,860  $ 356,641  $1,180,811  $  845,550
                                  =========  =========  ==========  ==========


The components of accumulated other comprehensive income, net of tax, are as follows:
                                                 September 30,   December 31,
                                                     2001           2000
                                                 -------------  -------------
Foreign currency translation...................  $     (58,792) $     (46,956)
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments...................................         31,554          8,432
                                                 -------------  -------------
Accumulated other comprehensive income.........  $     (27,238) $     (38,524)
                                                 =============  =============








NOTE G: SHORT-TERM BORROWINGS

During the three months ended September 30, 2001, the Bank completed two on-balance-sheet structured financings totaling $953.8 million, which were recorded as short-term borrowings on the Corporation's consolidated statement of financial condition at September 30, 2001. These structured financings are secured by $1.0 billion of other consumer loan receivables. The Corporation has an option to liquidate these structured financings on a monthly basis.

NOTE H: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 2001, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)
Fixed-Rate Bank Note, with an interest rate of 6.50%,
 payable semiannually, maturing in 2006................         $600,000

Floating-Rate Senior Medium-Term Notes, priced between
 95 basis points and 110 basis points over the
 three-month London Interbank Offered Rate ("LIBOR"),
 payable quarterly, maturing in varying amounts in
  2003 and 2004.........................................          130,000

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of 5.75%, payable annually, maturing in 2004
 (EUR500.0 million)....................................          462,350

Floating-Rate Euro Medium-Term Notes, priced at
 80 basis points over the three-month Sterling LIBOR
 with interest payable quarterly, maturing in 2004
 (6.0 million pounds sterling).........................            8,687

Floating-Rate Euro Medium-Term Notes, priced at
 70 basis points and 74 basis points over the
 three-month Japanese LIBOR, with interest payable
 quarterly, maturing in 2003 (JPY6.2 billion)..........           51,462

Fixed-Rate Medium-Term Deposit Notes, with a weighted
 average interest rate of 6.13%, payable semiannually,
 maturing in varying amounts from 2004 to 2008
 (CAD$115.0 million)...................................           74,088

Floating-Rate Medium-Term Deposit Notes, priced at
 78 basis points over the ninety-day Bankers
 Acceptance Rate, payable quarterly, maturing in 2004
 (CAD$50.0 million)....................................           32,321







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

During the nine months ended September 30, 2001, MBNA America Bank, N.A. ("the Bank"), entered into two interest rate swap agreements, each with an underlying notional amount of $300.0 million, related to the issuance of the $600.0 million fixed-rate Bank Note. MBNA Canada Bank ("MBNA Canada") also entered into interest rate swap agreements, with a total notional value of CAD$115.0 million (approximately $72.9 million), related to the issuance of the Canadian dollar denominated fixed-rate Medium-Term Deposit Notes.

In addition, during the nine months ended September 30, 2001, MBNA Europe entered into foreign exchange swap agreements to reduce the foreign currency exchange rate risk and interest rate sensitivity related to the EUR500.0 million fixed-rate Euro Medium-Term Note issuance, and to reduce the exposure to foreign currency exchange rate risk related to the issuance of floating-rate Euro Medium-Term Notes denominated in Japanese yen.

NOTE I: DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

INTEREST RATE SWAP AGREEMENTS

The Corporation finances a portion of its operations through long-term debt and bank notes. The Corporation uses interest rate swap agreements to change fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. The Corporation's interest rate swap agreements qualify as fair value hedges under Statement No. 133. The fair value of the Corporation's interest rate swap agreements was a gross unrealized gain of $139.8 million at September 30, 2001. For the three and nine months ended September 30, 2001, the Corporation's hedging ineffectiveness was immaterial to the Corporation's consolidated statement of income.

FOREIGN EXCHANGE SWAP AGREEMENTS

The Corporation is exposed to foreign currency exchange rate risk as a result of transactions in currencies other than the functional currency of its foreign bank subsidiaries. The Corporation enters into foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk and to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation's qualifying foreign exchange swap agreements are accounted for as fair value hedges. The foreign exchange swap agreements designated as fair value hedges were not effective as accounting hedges during the three months ended September 30, 2001. The Corporation also enters into foreign exchange swap agreements that are not designated as accounting hedges. The fair value of the Corporation's foreign exchange swap agreements not designated or effective as accounting hedges was a gross unrealized gain of $8.0 million and a gross unrealized loss of $36.1 million at September 30, 2001. For the three months ended September 30, 2001, the Corporation recognized a net gain of $10.9 million on its foreign exchange swap agreements and a net gain of $5.6 million on the related underlying long-term debt and bank notes, in the consolidated statement of income. For the nine months ended September 30, 2001, the Corporation recognized a net loss of $23.4 million on its foreign exchange swap agreements and an offsetting net gain of $40.8 million on the related underlying long-term debt and bank notes, in the consolidated statement of income. For the three and nine months ended September 30, 2001, the Corporation's hedging ineffectiveness was immaterial to the Corporation's consolidated statement of income.

FORWARD EXCHANGE CONTRACTS

The Corporation is exposed to foreign currency exchange rate risk as a result of transactions in currencies other than the designated functional currency of the Corporation or its foreign bank subsidiaries. The Corporation enters into forward exchange contracts to reduce its exposure to foreign currency exchange rate risk primarily related to activity associated with its foreign bank subsidiaries. The Corporation's forward exchange contracts are not designated as accounting hedges. The fair value of the forward exchange contracts was a gross unrealized gain of $631,000 and a gross unrealized loss of $42.5 million at September 30, 2001. For the three months ended September 30, 2001, the Corporation recognized a net loss of $61.9 million on its forward exchange contracts and an offsetting net gain of $60.8 million on the related assets and liabilities, in the consolidated statement of income. For the nine months ended September 30, 2001, the Corporation recognized a net loss of $6.8 million on its forward exchange contracts and an offsetting net gain of $45,000 on the related assets and liabilities, in the consolidated statement of income.

NOTE J: SEGMENT REPORTING

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

MANAGED INCOME STATEMENTS
(dollars in thousands)
                           For the Three Months         For the Nine Months
                            Ended September 30,         Ended September 30,
                        --------------------------  --------------------------
                            2001          2000          2001          2000
                        ------------  ------------  ------------  ------------
Interest income........ $  3,282,620  $  2,893,266  $  9,785,162  $  8,106,348
Interest expense.......    1,162,554     1,408,534     3,895,685     3,874,773
                        ------------  ------------  ------------  ------------
Net interest income....    2,120,066     1,484,732     5,889,477     4,231,575
Provision for possible
 credit losses.........    1,213,529       770,936     3,377,370     2,234,247
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................      906,537       713,796     2,512,107     1,997,328
Other operating income.    1,000,458       774,105     2,642,147     2,157,217
Other operating
 expense...............    1,140,421       892,183     3,280,015     2,718,832
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................      766,574       595,718     1,874,239     1,435,713
Applicable income
 taxes.................      288,232       226,969       704,714       547,007
                        ------------  ------------  ------------  ------------
Net income............. $    478,342  $    368,749  $  1,169,525  $    888,706
                        ============  ============  ============  ============
MANAGED LOANS
At period end.......... $ 92,585,150  $ 84,671,443
Average for the period.   91,852,750    77,788,683  $ 89,715,588  $ 74,629,687



SECURITIZATION ADJUSTMENT
(dollars in thousands)
                           For the Three Months        For the Nine Months
                            Ended September 30,        Ended September 30,
                        --------------------------  --------------------------
                            2001          2000          2001          2000
                        ------------  ------------  ------------  ------------
Interest income........ $ (2,488,058) $ (2,165,235) $ (7,436,331) $ (6,008,852)
Interest expense.......     (711,221)     (974,589)   (2,511,740)   (2,657,621)
                        ------------  ------------  ------------  ------------
Net interest income....   (1,776,837)   (1,190,646)   (4,924,591)   (3,351,231)
Provision for possible
 credit losses.........     (971,307)     (657,653)   (2,722,998)   (1,931,817)
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................     (805,530)     (532,993)   (2,201,593)   (1,419,414)
Other operating income.      805,530       532,993     2,201,593     1,419,414
Other operating
 expense...............            -             -             -             -
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................            -             -             -             -
Applicable income
 taxes.................            -             -             -             -
                        ------------  ------------  ------------  ------------
Net income............. $          -  $          -  $          -  $          -
                        ============  ============  ============  ============

SECURITIZED LOANS
At period end.......... $(73,534,371) $(66,626,693)
Average for the period.  (71,395,990)  (60,120,484) $(69,976,101) $(57,190,189)
























CONDENSED STATEMENTS OF INCOME
(dollars in thousands)
                           For the Three Months        For the Nine Months
                            Ended September 30,        Ended September 30,
                        --------------------------  --------------------------
                            2001          2000          2001          2000
                        ------------  ------------  ------------  ------------

Interest income........ $    794,562  $    728,031  $  2,348,831  $  2,097,496
Interest expense.......      451,333       433,945     1,383,945     1,217,152
                        ------------  ------------  ------------  ------------
Net interest income....      343,229       294,086       964,886       880,344
Provision for possible
 credit losses.........      242,222       113,283       654,372       302,430
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................      101,007       180,803       310,514       577,914
Other operating income.    1,805,988     1,307,098     4,843,740     3,576,631
Other operating
 expense...............    1,140,421       892,183     3,280,015     2,718,832
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................      766,574       595,718     1,874,239     1,435,713
Applicable income
 taxes.................      288,232       226,969       704,714       547,007
                        ------------  ------------  ------------  ------------
Net income............. $    478,342  $    368,749  $  1,169,525  $    888,706
                        ============  ============  ============  ============

LOAN RECEIVABLES
At period end.......... $ 19,050,779  $ 18,044,750
Average for the period.   20,456,760    17,668,199  $ 19,739,487  $ 17,439,498

NOTE K: ACCOUNTING PRONOUNCEMENTS

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







In July 2001, Financial Accounting Standards Board Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement No. 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"), was issued. Technical Bulletin No. 01-1 applies to securitization structures utilized by the Corporation and clarifies certain isolation criterion that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delays the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to meet the isolation criterion required by Statement No. 140 to achieve sales treatment. The Corporation believes that any required changes in its securitization structures will not be significant, and that the implementation of any changes will not have a material impact on the Corporation's consolidated net income.

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

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other fees, insurance income, and interest earned on investment securities, money market instruments, and other interest-earning assets. The Corporation's primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to affinity groups and financial institutions; business development and operating expenses; and income taxes.

EARNINGS SUMMARY

Net income for the three months ended September 30, 2001 increased 29.7% to $478.3 million or $.54 per common share, from $368.7 million or $.43 per common share for the same period in 2000. Net income for the nine months ended September 30, 2001 increased 31.6% to $1.2 billion or $1.32 per common share, from $888.7 million or $1.05 per common share for the same period in 2000. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings was primarily attributable to the growth in the Corporation's managed loans outstanding. The Corporation's average managed loans increased 18.1% to $91.9 billion and 20.2% to $89.7 billion for the three and nine months ended September 30, 2001, as compared to $77.8 billion and $74.6 billion for the same periods in 2000, respectively. Total managed loans at September 30, 2001 were $92.6 billion, a $7.9 billion increase from September 30, 2000, and a $3.8 billion increase since December 31, 2000. In addition, the managed net interest margin increased to 8.57% and 8.21% for the three and nine months ended September 30, 2001, as compared to 7.10% for the same periods in 2000, respectively.

During the nine months ended September 30, 2001, the Corporation acquired 329 new endorsements from a variety of organizations in the United States, United Kingdom, and Canada, and added 7.1 million new accounts. The growth in managed loans for the three and nine months ended September 30, 2001, as compared to the same period in 2000, was a result of the Corporation's continued marketing efforts and loan portfolio acquisitions.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization is the sale of loans to investors, generally through a trust, that converts interest income, interchange income, credit card and other fees, and insurance income in excess of interest paid to investors, credit losses, and other trust expenses into securitization income and other interest income, while reducing the Corporation's on-balance-sheet assets. During the three and nine months ended September 30, 2001, the Corporation securitized $5.0 billion and $9.5 billion of credit card loan receivables, respectively, bringing total securitized loans to $73.5 billion at September 30, 2001. The Corporation's average securitized loans increased 18.8% and 22.4% to $71.4 billion and $70.0 billion for the three and nine months ended September 30, 2001, respectively, as compared to $60.1 billion and $57.2 billion for the same periods in 2000.

The Corporation's return on average total assets for the three and nine months ended September 30, 2001 increased to 4.58% and 3.93% from 4.38% and 3.70% for the same periods during 2000, respectively. The increase in return on average total assets is a result of the Corporation's net income growing faster than its average total assets as a result of asset securitizations. The Corporation's return on average stockholders' equity was 26.49% and 22.77% for the three and nine months ended September 30, 2001, as compared to 27.56% and 25.65% for the same periods in 2000, respectively. The decrease in the Corporation's return on average stockholders' equity is primarily a result of an increase in average stockholders' equity from the issuance of 50 million shares of common stock in August 2000 for $1.6 billion, net of issuance costs.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $48.9 million to $343.6 million for the three months ended September 30, 2001 from the same period in 2000. Average interest-earning assets increased
$3.8 billion for the three months ended September 30, 2001, as compared to the same period in 2000. The increase in average interest-earning assets for the three months ended September 30, 2001 was primarily a result of an increase in average loan receivables of $2.8 billion, as compared to the same period in 2000. Average interest-bearing liabilities increased $5.4 billion for the three months ended September 30, 2001, as compared to the same period in 2000. The increase in average interest-bearing liabilities for the three months ended September 30, 2001 was primarily a result of an increase of $4.3 billion in average interest-bearing deposits and an increase of $923.6 million in average long-term debt and bank notes, as compared to the same period in 2000, the proceeds of which were used to fund the increase in average interest-earning assets, accounts receivable from securitizations, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitizations and the value of acquired Customer accounts are included in other assets in Table 2.


Net interest income, on a fully taxable equivalent basis, increased $84.2 million to $966.3 million for the nine months ended September 30, 2001 from the same period in 2000. Average interest-earning assets increased $3.7 billion for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase in average interest-earning assets for the nine months ended September 30, 2001 was a result of an increase in average loan receivables of $2.3 billion and an increase in average money market instruments of $1.0 billion as compared to the same period in 2000. Average interest-bearing liabilities increased $4.8 billion for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase in average interest-bearing liabilities for the nine months ended September 30, 2001, as compared to the same period in 2000 was primarily a result of an increase of $4.6 billion in average interest-bearing deposits which were used to fund the increase in average interest-earning assets, accounts receivable from securitizations, and the value of acquired Customer accounts.

The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The Corporation's net interest margin, on a fully taxable equivalent basis, was 4.94% and 4.84% for the three and nine months ended September 30, 2001, as compared to 4.93% and 5.12% for the same periods in 2000, respectively.

INVESTMENTS SECURITIES, MONEY MARKET INSTRUMENTS, AND OTHER INTEREST-EARNING ASSETS

Interest income on investment securities for the three and nine months ended September 30, 2001, on a fully taxable equivalent basis, was $42.0 million and $130.7 million, as compared to $46.8 million and $134.7 million for the same periods in 2000, respectively. Average investment securities increased $238.4 million and $196.7 million to $3.4 billion and $3.3 billion for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, respectively. The yield earned on the Corporation's average investment securities for the three and nine months ended September 30, 2001, decreased 100 basis points and 51 basis points to 4.97% and 5.34%, as compared to the same periods in 2000, respectively.

Interest income on money market instruments decreased $10.7 million to $28.2 million for the three months ended September 30, 2001, and increased $13.4 million to $102.4 million for the nine months ended September 30, 2001, as compared to the same periods in 2000, respectively. The decrease in interest income on money market instruments for the three months ended
September 30, 2001 was primarily a result of a decrease of 275 basis points in the yield earned on average money market instruments from the same period in 2000. The increase in interest income on money market instruments for the nine months ended September 30, 2001 was primarily a result of an increase of $1.0 billion in average money market instruments, offset by a decrease of 158 basis points in the yield earned on average money market instruments from the same period in 2000.








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

Interest income on other interest-earning assets was $25.6 million and $69.8 million for the three and nine months ended September 30, 2001, as compared to $19.1 million and $53.9 million for the same periods in 2000, respectively. The Corporation adopted Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on April 1, 2001. As a result, the Corporation now records certain income related to beneficial interests retained in a securitization transaction accounted for as a sale as interest income in the Corporation's consolidated statement of income. This income was previously recorded as securitization income in the Corporation's consolidated statement of income. The Corporation includes these retained beneficial interests in accounts receivable from securitizations on the consolidated statement of financial condition. The implementation of EITF 99-20 did not impact the Corporation's consolidated net income.

LOAN RECEIVABLES

Interest income generated by the Corporation's loan receivables increased
$75.3 million and $225.7 million to $699.2 million and $2.0 billion for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, respectively. The increase for the three and nine months ended September 30, 2001 was primarily the result of an increase in average loan receivables of $2.8 billion and $2.3 billion as compared to the same periods in 2000, respectively. The yield on loan receivables for the three and nine months ended September 30, 2001 was 13.56% and 13.87%, as compared to 14.05% and 13.95% for the same periods in 2000.

Table 1 presents the Corporation's period end loan receivables distribution by loan type, excluding securitized loans.


















TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                 September 30,   December 31,
                                                     2001           2000
                                                 -------------  -------------
                                                  (unaudited)
Loan receivables:
  Loans held for securitization:
    Domestic:
      Credit card..............................  $   2,926,596  $   6,396,652
      Other consumer...........................      1,033,632      1,022,756
                                                 -------------  -------------
        Total domestic loans held for
         securitization........................      3,960,228      7,419,408
    Foreign....................................      1,781,899        852,525
                                                 -------------  -------------
        Total loans held for securitization....      5,742,127      8,271,933
  Loan portfolio:
    Domestic:
      Credit card..............................      5,724,865      6,612,913
      Other consumer...........................      4,504,721      2,799,289
                                                 -------------  -------------
        Total domestic loan portfolio..........     10,229,586      9,412,202
    Foreign....................................      3,079,066      2,270,702
                                                 -------------  -------------
        Total loan portfolio...................     13,308,652     11,682,904
                                                 -------------  -------------
        Total loan receivables.................  $  19,050,779  $  19,954,837
                                                 =============  =============

Domestic credit card loan receivables decreased $4.3 billion to $8.7 billion at September 30, 2001, from $13.0 billion at December 31, 2000. The decrease in domestic credit card loan receivables was a result of the Corporation's securitization of $9.2 billion of domestic credit card loan receivables, while $4.5 billion of previously securitized domestic credit card loan receivables amortized back into the Corporation's loan portfolio during the nine months ended September 30, 2001. The Corporation also acquired $546.9 million of domestic credit card loan receivables during the nine months ended
September 30, 2001.

Domestic other consumer loan receivables increased $1.7 billion to $5.5 billion at September 30, 2001 from $3.8 billion at December 31, 2000. The increase in domestic other consumer loan receivables was a result of loan growth in the Corporation's lines of credit accessed through checks and sales finance accounts.

Foreign loan receivables increased $1.8 billion to $4.9 billion at September 30, 2001 from $3.1 billion at December 31, 2000. The growth in foreign loan receivables was primarily a result of marketing programs at the Corporation's two foreign bank subsidiaries, MBNA Europe and MBNA Canada, in addition to the acquisition of $394.0 million of credit card loan receivables by MBNA Europe during the nine months ended September 30, 2001. In addition, MBNA Canada securitized CAD$350.0 million (approximately $227.5 million) of foreign credit card loan receivables during the nine months ended
September 30, 2001.


DEPOSITS

Total interest expense on deposits was $359.8 million and $1.1 billion for the three and nine months ended September 30, 2001, as compared to $328.1 million and $896.2 million for the same periods in 2000, respectively. The increase in interest expense on deposits for the three and nine months ended September 30, 2001 was primarily the result of a $4.3 billion and a $4.6 billion increase in average interest-bearing deposits for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, respectively.

The increase in average interest-bearing deposits for the three and nine months ended September 30, 2001 was a result of the Corporation's continued emphasis on marketing domestic certificates of deposit and money market deposit accounts to members of certain affinity groups, as well as obtaining other domestic time deposits through the use of third-party intermediaries, to fund loan and other asset growth and to diversify funding sources.

BORROWED FUNDS

Interest expense on short-term borrowings increased to $8.3 million for the three months ended September 30, 2001, as compared to $7.4 million for the same period in 2000. The increase in interest expense on short-term borrowings for the three months ended September 30, 2001 was primarily a result of an increase of $216.7 million in average short-term borrowings for the three months ended September 30, 2001 as compared to the same period in 2000. Interest expense on short-term borrowings decreased to $12.6 million for the nine months ended September 30, 2001, as compared to $30.9 million for the same period in 2000. The decrease in interest expense on short-term borrowings for the nine months ended September 30, 2001 was primarily a result of a decrease of $332.9 million in average short-term borrowings for the nine months ended September 30, 2001 as compared to the same period in 2000. In addition, rates paid on average short-term borrowings decreased 155 basis points and 114 basis points for the three and nine months ended September 30, 2001 from the same periods in 2000, respectively.

Interest expense on long-term debt and bank notes decreased to $83.2 million and $268.8 million for the three and nine months ended September 30, 2001, as compared to $98.5 million and $290.0 million for the same periods in 2000, respectively. The decrease in interest expense on long-term debt and bank notes was a result of a decrease in rates paid on average long-term debt and bank notes of 199 basis points and 104 basis points for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, respectively. Interest expense on foreign long-term debt and bank notes increased $5.9 million and $21.4 million for the three and nine months ended September 30, 2001, as compared to the same periods in 2000. This was a result of an increase in average foreign long-term debt and bank notes of $509.3 million and $511.1 million for the three and nine months ended
September 30, 2001, from the same periods in 2000, as MBNA Europe and MBNA Canada issued additional long-term debt and bank notes.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and nine months ended September 30, 2001 and 2000, respectively.



TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                      September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,179    3.03% $        9
      Foreign................................     1,546,745    4.14      16,143
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,547,924    4.14      16,152
    Federal funds sold and securities
     purchased under resale agreements.......     1,397,437    3.41      12,019
                                                -----------          ----------
        Total money market instruments.......     2,945,361    3.79      28,171
  Investment securities(a):
    Taxable..................................     3,255,589    4.99      40,963
    Tax-exempt(b)............................       100,130    4.12       1,039
                                               ------------          ----------
        Total investment securities..........     3,355,719    4.97      42,002
  Other interest-earning assets(a)...........       845,151   12.00      25,562
  Loan receivables:
    Loans held for securitization:
      Domestic...............................     5,464,097   14.00     192,829
      Foreign................................     1,377,303   13.02      45,200
                                               ------------          ----------
          Total loans held for
           securitization....................     6,841,400   13.80     238,029
    Loans:
      Domestic:
        Credit card..........................     5,381,858   12.79     173,468
        Other consumer.......................     5,287,749   14.91     198,682
                                               ------------          ----------
          Total domestic loans...............    10,669,607   13.84     372,150
      Foreign................................     2,945,753   11.99      89,012
                                               ------------          ----------
        Total loans..........................    13,615,360   13.44     461,162
                                               ------------          ----------
        Total loan receivables...............    20,456,760   13.56     699,191
                                               ------------          ----------
        Total interest-earning assets........    27,602,991   11.43  $  794,926
Cash and due from banks......................       774,133
Premises and equipment, net..................     2,043,433
Other assets.................................    11,535,587
Reserve for possible credit losses...........      (543,751)
                                               ------------
        Total assets.........................  $ 41,412,393
                                               ============

                                                  For the Three Months Ended
                                                      September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 18,004,394    6.37% $  289,102
      Money market deposit accounts..........     5,692,703    4.26      61,195
      Interest-bearing transaction accounts..        40,569    3.00         307
      Savings accounts.......................        14,055    2.99         106
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,751,721    5.86     350,710
    Foreign:
      Time deposits..........................       714,938    5.05       9,106
                                               ------------          ----------
        Total interest-bearing deposits......    24,466,659    5.83     359,816
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       450,596    5.20       5,903
      Foreign................................       217,962    4.39       2,410
                                               ------------          ----------
        Total short-term borrowings..........       668,558    4.93       8,313
    Long-term debt and bank notes:
      Domestic...............................     4,771,587    4.81      57,871
      Foreign................................     1,638,538    6.13      25,333
                                               ------------          ----------
        Total long-term debt and bank notes..     6,410,125    5.15      83,204
                                               ------------          ----------
        Total borrowed funds.................     7,078,683    5.13      91,517
                                               ------------          ----------
        Total interest-bearing liabilities...    31,545,342    5.68     451,333
Demand deposits..............................       915,056
Other liabilities............................     1,786,717
                                               ------------
        Total liabilities....................    34,247,115
Stockholders' equity.........................     7,165,278
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 41,412,393
                                               ============          ----------
        Net interest income..................                        $  343,593
                                                                     ==========
        Net interest margin..................                  4.94
        Interest rate spread.................                  5.75

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended September 30, 2001 was $364.

                                                  For the Three Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $     32,056    6.03% $      486
      Foreign................................     1,413,859    6.49      23,080
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,445,915    6.48      23,566
    Federal funds sold and securities
     purchased under resale agreements.......       920,951    6.62      15,315
                                               ------------           ---------
        Total money market instruments.......     2,366,866    6.54      38,881
  Investment securities(a):
    Taxable..................................     3,016,255    5.94      45,054
    Tax-exempt(b)............................       101,027    6.76       1,717
                                               ------------           ---------
        Total investment securities..........     3,117,282    5.97      46,771
  Other interest-earning assets(a)...........       631,610   12.00      19,052
  Loan receivables:
    Loans held for securitization:
      Domestic...............................     6,722,112   14.98     253,151
      Foreign................................     1,178,805   13.32      39,469
                                               ------------          ----------
          Total loans held for
           securitization....................     7,900,917   14.73     292,620
    Loans:
      Domestic:
        Credit card..........................     5,717,289   13.56     194,897
        Other consumer.......................     1,865,189   14.85      69,616
                                               ------------          ----------
          Total domestic loans...............     7,582,478   13.88     264,513
      Foreign................................     2,184,804   12.16      66,795
                                               ------------          ----------
        Total loans..........................     9,767,282   13.49     331,308
                                               ------------          ----------
        Total loan receivables...............    17,668,199   14.05     623,928
                                               ------------          ----------
        Total interest-earning assets........    23,783,957   12.19  $  728,632
Cash and due from banks......................       688,112
Premises and equipment, net..................     1,699,109
Other assets.................................     7,661,620
Reserve for possible credit losses...........      (375,600)
                                               ------------
        Total assets.........................  $ 33,457,198
                                               ============




                                                  For the Three Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 14,758,984    6.52% $  241,904
      Money market deposit accounts..........     4,631,719    6.40      74,533
      Interest-bearing transaction accounts..        38,632    5.22         507
      Savings accounts.......................         9,127    5.19         119
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    19,438,462    6.49     317,063
    Foreign:
      Time deposits..........................       754,197    5.83      11,051
                                               ------------          ----------
        Total interest-bearing deposits......    20,192,659    6.46     328,114
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       291,553    6.81       4,991
      Foreign................................       160,326    5.88       2,368
                                               ------------          ----------
        Total short-term borrowings..........       451,879    6.48       7,359
    Long-term debt and bank notes:
      Domestic...............................     4,357,307    7.22      79,033
      Foreign................................     1,129,206    6.85      19,439
                                               ------------          ----------
        Total long-term debt and bank notes..     5,486,513    7.14      98,472
                                               ------------          ----------
        Total borrowed funds.................     5,938,392    7.09     105,831
                                               ------------          ----------
        Total interest-bearing liabilities...    26,131,051    6.61     433,945
Demand deposits..............................       688,335
Other liabilities............................     1,315,568
                                               ------------
        Total liabilities....................    28,134,954
Stockholders' equity.........................     5,322,244
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 33,457,198
                                               ============          ----------
        Net interest income..................                        $  294,687
                                                                     ==========
        Net interest margin..................                  4.93
        Interest rate spread.................                  5.58

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended September 30, 2000 was $601.

                                                  For the Nine Months Ended
                                                      September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,244    3.65% $       34
      Foreign................................     1,552,934    4.86      56,477
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,554,178    4.86      56,511
    Federal funds sold and securities
     purchased under resale agreements.......     1,371,627    4.48      45,916
                                                -----------          ----------
        Total money market instruments.......     2,925,805    4.68     102,427
  Investment securities(a):
    Taxable..................................     3,171,306    5.35     126,783
    Tax-exempt(b)............................       102,299    5.17       3,954
                                               ------------          ----------
        Total investment securities..........     3,273,605    5.34     130,737
  Other interest-earning assets(a)...........       777,267   12.00      69,762
  Loan receivables:
    Loans held for securitization:
      Domestic...............................     5,706,889   14.34     612,174
      Foreign................................       974,373   13.37      97,436
                                               ------------          ----------
          Total loans held for
           securitization....................     6,681,262   14.20     709,610
    Loans:
      Domestic:
        Credit card..........................     6,210,597   13.39     622,068
        Other consumer.......................     4,245,779   15.04     477,659
                                               ------------          ----------
          Total domestic loans...............    10,456,376   14.06   1,099,727
      Foreign................................     2,601,849   12.23     237,952
                                               ------------          ----------
        Total loans..........................    13,058,225   13.70   1,337,679
                                               ------------          ----------
        Total loan receivables...............    19,739,487   13.87   2,047,289
                                               ------------          ----------
        Total interest-earning assets........    26,716,164   11.76  $2,350,215
Cash and due from banks......................       731,843
Premises and equipment, net..................     1,930,488
Other assets.................................    10,863,308
Reserve for possible credit losses...........      (462,867)
                                               ------------
        Total assets.........................  $ 39,778,936
                                               ============




                                                  For the Nine Months Ended
                                                      September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,864,019    6.56% $  876,920
      Money market deposit accounts..........     5,351,149    4.95     198,008
      Interest-bearing transaction accounts..        42,642    4.00       1,275
      Savings accounts.......................        11,560    3.85         333
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,269,370    6.19   1,076,536
    Foreign:
      Time deposits..........................       652,646    5.33      26,025
                                               ------------          ----------
        Total interest-bearing deposits......    23,922,016    6.16   1,102,561
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       174,189    5.17       6,731
      Foreign................................       159,493    4.93       5,887
                                               ------------          ----------
        Total short-term borrowings..........       333,682    5.06      12,618
    Long-term debt and bank notes:
      Domestic...............................     4,587,702    5.69     195,359
      Foreign................................     1,553,044    6.32      73,407
                                               ------------          ----------
        Total long-term debt and bank notes..     6,140,746    5.85     268,766
                                               ------------          ----------
        Total borrowed funds.................     6,474,428    5.81     281,384
                                               ------------          ----------
        Total interest-bearing liabilities...    30,396,444    6.09   1,383,945
Demand deposits..............................       857,686
Other liabilities............................     1,658,835
                                               ------------
        Total liabilities....................    32,912,965
Stockholders' equity.........................     6,865,971
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 39,778,936
                                               ============          ----------
        Net interest income..................                        $  966,270
                                                                     ==========
        Net interest margin..................                  4.84
        Interest rate spread.................                  5.67

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2001 was $1,384.

                                                   For the Nine Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $     12,292    5.77% $      531
      Foreign................................     1,305,084    6.23      60,869
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,317,376    6.23      61,400
    Federal funds sold and securities
     purchased under resale agreements.......       582,130    6.34      27,612
                                               ------------           ---------
        Total money market instruments.......     1,899,506    6.26      89,012
  Investment securities(a):
    Taxable..................................     2,974,569    5.83     129,742
    Tax-exempt(b)............................       102,312    6.53       5,004
                                               ------------           ---------
        Total investment securities..........     3,076,881    5.85     134,746
  Other interest-earning assets(a)...........       600,275   12.00      53,926
  Loan receivables:
    Loans held for securitization:
      Domestic...............................     7,349,478   14.48     796,826
      Foreign................................       984,858   13.35      98,462
                                               ------------          ----------
          Total loans held for
           securitization....................     8,334,336   14.35     895,288
    Loans:
      Domestic:
        Credit card..........................     5,453,878   13.58     554,457
        Other consumer.......................     1,810,331   14.77     200,161
                                               ------------          ----------
          Total domestic loans...............     7,264,209   13.88     754,618
      Foreign................................     1,840,953   12.46     171,657
                                               ------------          ----------
        Total loans..........................     9,105,162   13.59     926,275
                                               ------------          ----------
        Total loan receivables...............    17,439,498   13.95   1,821,563
                                               ------------          ----------
        Total interest-earning assets........    23,016,160   12.18  $2,099,247
Cash and due from banks......................       656,496
Premises and equipment, net..................     1,677,151
Other assets.................................     7,118,248
Reserve for possible credit losses...........      (367,033)
                                               ------------
        Total assets.........................  $ 32,101,022
                                               ============




                                                   For the Nine Months Ended
                                                      September 30, 2000
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 13,944,625    6.28% $  656,008
      Money market deposit accounts..........     4,528,463    6.05     205,022
      Interest-bearing transaction accounts..        37,424    5.11       1,431
      Savings accounts.......................         9,302    5.05         352
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    18,519,814    6.22     862,813
    Foreign:
      Time deposits..........................       778,119    5.73      33,374
                                               ------------          ----------
        Total interest-bearing deposits......    19,297,933    6.20     896,187
  Borrowed funds:
    Short-term borrowings:
      Domestic...............................       482,896    6.40      23,142
      Foreign................................       183,653    5.67       7,793
                                               ------------          ----------
        Total short-term borrowings..........       666,549    6.20      30,935
    Long-term debt and bank notes:
      Domestic...............................     4,583,720    6.94     238,040
      Foreign................................     1,041,913    6.67      51,990
                                               ------------          ----------
        Total long-term debt and bank notes..     5,625,633    6.89     290,030
                                               ------------          ----------
        Total borrowed funds.................     6,292,182    6.81     320,965
                                               ------------          ----------
        Total interest-bearing liabilities...    25,590,115    6.35   1,217,152
Demand deposits..............................       652,488
Other liabilities............................     1,229,928
                                               ------------
        Total liabilities....................    27,472,531
Stockholders' equity.........................     4,628,491
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 32,101,022
                                               ============          ----------
        Net interest income..................                        $  882,095
                                                                     ==========
        Net interest margin..................                  5.12
        Interest rate spread.................                  5.83

(a) Average amounts for investment securities available-for-sale and other interest-earning assets are based on market values; if these items were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2000 was $1,751.

OTHER OPERATING INCOME

Total other operating income increased 38.2% or $498.9 million and 35.4% or $1.3 billion to $1.8 billion and $4.8 billion for the three and nine months ended September 30, 2001, from the same periods in 2000, respectively. The increase in other operating income was primarily attributable to a $443.2 million or 40.1% and $1.2 billion or 38.8% increase in securitization income to $1.5 billion and $4.2 billion for the three and nine months ended
September 30, 2001, as compared to the same periods in 2000, respectively.
The increase in securitization income for the three and nine months ended September 30, 2001 was the result of a $11.3 billion and $12.8 billion or 18.8% and 22.4% increase in average securitized loans from the same periods in 2000, respectively. Also, the securitized net interest margin increased to 9.99% and 9.51% for the three and nine months ended September 30, 2001, as compared to 7.96% and 7.91% for the same periods in 2000, respectively, primarily resulting from a decrease in the rate paid to investors in the Corporation's securitized loan transactions. The rate paid to investors in the Corporation's securitized loan transactions decreased as a result of the actions by the Federal Reserve Board in 2001 to lower overall market interest rates. The rate paid to investors generally reprices on a monthly basis. Therefore, lower market interest rates in 2001 decreased the rate paid to investors during the three and nine months ended September 30, 2001. The increase in the Corporation's securitized net interest margin was partially offset by an increase in the net credit loss rates on the Corporation's securitized loans to 5.44% and 5.19% for the three and nine months ended September 30, 2001, from 4.38% and 4.50% for the same periods in 2000.

Insurance income increased $14.4 million and $37.2 million to $38.3 million and $97.5 million for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, respectively. The increase in insurance income was primarily a result of the introduction of a credit protection product in the first quarter of 2001. Other income increased $34.7 million and $56.6 million to $64.3 million and $150.3 million for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, respectively. The increase in other income for the three and nine months ended September 30, 2001 was primarily a result of an increase in fee income from the Corporation's other consumer loan products and the Corporation receiving incentive payments from MasterCard International Inc. and Visa U.S.A., Inc.
for meeting certain incentive targets.

OTHER OPERATING EXPENSE

Total other operating expense increased 27.8% to $1.1 billion and 20.6% to $3.3 billion for the three and nine months ended September 30, 2001, as compared to $892.2 million and $2.7 billion for the same periods in 2000, respectively. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining both domestic and foreign credit card and other consumer loan Customers. The Corporation added
7.1 million new accounts (8.4 million new Customers) during the nine months ended September 30, 2001.

Included in the growth in total other operating expense for the three and nine months ended September 30, 2001 was an increase in salaries and employee benefits of $76.0 million and $207.5 million to $477.6 million and $1.4 billion as compared to the same periods in 2000, respectively. The increase in salaries and employee benefits reflects an increase in the number of people to service the Corporation's higher number of Customers. At September 30, 2001, the Corporation had approximately 24,400 full-time equivalent employees, as compared to 21,300 full-time equivalent employees at September 30, 2000.

The growth in other operating expense for the three and nine months ended September 30, 2001 also includes amortization of intangible assets which increased $17.5 million and $97.3 million to $92.2 million and $282.3 million, as compared to the same periods in 2000, respectively. The increase in the amortization of intangible assets for the three and nine months ended September 30, 2001 was primarily the result of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation in 2000.

Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                  For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------  ----------------------
                                    2001       2000        2001        2000
                                  ---------  ---------  ----------  ----------
                                                 (unaudited)
Purchased services..............  $ 117,326  $  78,469  $  360,496  $  260,013
Advertising.....................     71,252     44,602     196,645     183,231
Collection......................     12,340     10,359      33,284      32,531
Stationery and supplies.........     10,949      8,745      32,525      26,844
Service bureau..................     16,843     14,128      47,127      38,640
Postage and delivery............     95,387     57,331     255,399     244,947
Telephone usage.................     21,052     18,904      62,450      55,159
Loan receivable fraud losses....     42,929     41,796     126,478     109,866
Amortization of intangible
 assets.........................     92,152     74,637     282,258     184,924
Computer software...............     21,156     16,969      60,829      51,661
Other...........................     67,547     39,043     190,947     132,792
                                  ---------  ---------  ----------  ----------
  Total other operating expense.  $ 568,933  $ 404,983  $1,648,438  $1,320,608
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

DELINQUENCIES

An account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's statement. However, the Corporation generally continues to accrue interest until the loan is either paid or charged off. Delinquency as a percentage of the Corporation's loan portfolio was 3.61% at September 30, 2001 as compared to 3.89% at December 31, 2000. The Corporation's delinquency as a percentage of managed loans was 4.23% at September 30, 2001, as compared to 4.49% at December 31, 2000.

During September 2001, MBNA Corporation initiated measures to assist its Customers who were affected by the tragic events of September 11, 2001. This included assistance for Customers who may not have received their statement in a timely manner or may have had delivery of their payment delayed. The Corporation's actions postponed some Customer's accounts from becoming delinquent. As a result, the Corporation's managed and reported delinquency ratios were lower than their anticipated levels. Without these measures, the Corporation estimates that managed delinquency ratios would have been between 4.85% and 4.95% at September 30, 2001. The charge-off of accounts was unaffected.

Table 4 presents the stages of delinquency of the Corporation's loan portfolio, excluding loans held for securitization.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                         September 30, 2001  December 31, 2000
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio.........................  $13,308,652         $11,682,904
Loans delinquent:
  30 to 59 days........................  $   136,966   1.03% $   176,128  1.51%
  60 to 89 days........................      127,151    .96       95,859   .82
  90 or more days......................      216,379   1.62      182,955  1.56
                                         -----------  -----  ----------- -----
    Total..............................  $   480,496   3.61% $   454,942  3.89%
                                         ===========  =====  =========== =====
Loans delinquent by geographic area:
  Domestic.............................  $   402,383   3.93% $   404,390  4.30%
  Foreign..............................       78,113   2.54       50,552  2.23

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans, excluding loans held for securitization, are presented in Table 5.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                         September 30, 2001  December 31, 2000
                                         ------------------  -----------------
                                             (unaudited)
Nonaccrual loans.......................  $           16,059  $          22,574
Reduced-rate loans.....................             267,438            238,747
                                         ------------------  -----------------
  Total other nonperforming loans......  $          283,497  $         261,321
                                         ==================  =================
Other nonperforming loans as a % of
 ending loan portfolio.................                2.13%              2.24%

The Corporation's total managed other nonperforming loans as a percentage of ending managed loans was 2.67% at September 30, 2001, as compared to 2.41% at December 31, 2000.




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

Net credit losses for the three and nine months ended September 30, 2001 were $153.7 million and $435.8 million, as compared to $97.0 million and $286.0 million for the same periods in 2000. Net credit losses do not include credit losses from securitized loans, which are charged to the related trusts in accordance with their respective contractual agreements.

The increase in net credit losses for the three and nine months ended September 30, 2001 reflects increases in the Corporation's outstanding loan receivables, general economic conditions, and the seasoning of the Corporation's accounts, offset by recoveries from the sale of charged-off receivables.

Net credit losses as a percentage of average loan receivables were 3.00% and 2.94% for the three and nine months ended September 30, 2001, respectively, as compared to 2.19% for the same periods in 2000. The Corporation's managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 2001 were 4.90% and 4.69%, as compared to 3.88% and 3.96% for the same periods in 2000, respectively.

RESERVE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The loan portfolio is regularly reviewed to determine an appropriate reserve for possible credit losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the portfolio, and other factors. A provision is charged against earnings to maintain the reserve at an appropriate level. The provision for possible credit losses for the three and nine months ended September 30, 2001 was $242.2 million and $654.4 million, as compared to $113.3 million and $302.4 million for the three and nine months ended September 30, 2000, respectively. The increase in the provision for possible credit losses primarily reflects an increase in anticipated future net credit losses, as the Corporation has experienced an increased number of bankruptcy filings and an increase in the on-balance-sheet loan portfolio.

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





TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months  For the Nine Months
                                     Ended September 30,   Ended September 30,
                                    --------------------  --------------------
                                      2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period......  $ 528,158  $ 375,300  $ 386,568  $ 355,959
  Reserves acquired...............      5,744     37,733     18,361     57,859
  Provision for possible credit
   losses:
    Domestic......................    217,622     99,347    595,252    273,993
    Foreign.......................     24,600     13,936     59,120     28,437
                                    ---------  ---------  ---------  ---------
      Total provision for
       possible credit losses.....    242,222    113,283    654,372    302,430
  Foreign currency translation....        969       (441)       (45)    (1,311)
  Credit losses:
    Domestic:
      Credit card.................   (118,136)  (101,324)  (400,767)  (312,389)
      Other consumer..............    (74,036)   (25,623)  (178,409)   (87,126)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses...................   (192,172)  (126,947)  (579,176)  (399,515)
    Foreign.......................    (34,997)   (20,083)   (85,370)   (45,715)
                                    ---------  ---------  ---------  ---------
        Total credit losses.......   (227,169)  (147,030)  (664,546)  (445,230)
  Recoveries:
    Domestic:
      Credit card.................     55,297     38,648    174,081    123,762
      Other consumer..............      6,826      5,270     20,969     17,353
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries.     62,123     43,918    195,050    141,115
    Foreign.......................     11,378      6,162     33,665     18,103
                                    ---------  ---------  ---------  ---------
        Total recoveries..........     73,501     50,080    228,715    159,218
                                    ---------  ---------  ---------  ---------
  Net credit losses...............   (153,668)   (96,950)  (435,831)  (286,012)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............  $ 623,425  $ 428,925  $ 623,425  $ 428,925
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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At
September 30, 2001 and December 31, 2000, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS
                                                                     Well-
                         September 30, December 31,   Minimum    Capitalized
                              2001         2000     Requirements Requirements
                         ------------- ------------ ------------ ------------
                          (unaudited)
MBNA Corporation
Tier 1..................    16.38%        14.98%        4.00%         (a)
Total...................    18.38         16.61         8.00          (a)
Leverage................    17.82         17.30         4.00          (a)

MBNA America Bank, N.A.
Tier 1..................    13.11         10.78         4.00         6.00%
Total...................    15.14         12.44         8.00        10.00
Leverage................    14.36         12.79         4.00         5.00

MBNA America
 (Delaware), N.A.
Tier 1..................    20.27         20.88         4.00         6.00
Total...................    21.25         21.84         8.00        10.00
Leverage................    19.66         62.74         4.00         5.00

(a) Not applicable for bank holding companies.






DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the outstanding preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the nine months ended September 30, 2001, the Corporation declared dividends on its preferred stock of $10.6 million and on its common stock of $230.0 million. On October 11, 2001, the Corporation's Board of Directors declared a quarterly cash dividend of $.09 per common share, payable January 1, 2002 to stockholders of record as of December 14, 2001. Also, on October 11, 2001, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3438 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 15, 2002 to stockholders of record as of December 31, 2001.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 2001, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $2.8 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.







The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the senior syndicated revolving credit facility. This facility was not drawn upon at September 30, 2001. If this facility had been drawn upon at September 30, 2001, the amount of retained earnings available for declaration of dividends would have been further limited to $1.2 billion.

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

Total deposits at September 30, 2001 and December 31, 2000 were $25.6 billion and $24.3 billion, respectively. Included in total deposits at September 30, 2001 are $760.0 million of foreign time deposits, which generally mature within one year. Table 8 provides the maturities of the Corporation's deposits at September 30, 2001.

TABLE 8: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 2001
(dollars in thousands)
                                         Direct         Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less(a).............  $  8,629,630  $  1,211,979  $  9,841,609
Over three months through twelve
 months.............................     5,223,435     1,433,569     6,657,004
Over one year through five years....     4,930,300     4,191,784     9,122,084
Over five years.....................        13,829             -        13,829
                                      ------------  ------------  ------------
  Total deposits....................  $ 18,797,194  $  6,837,332  $ 25,634,526
                                      ============  ============  ============
(a) Includes money market deposit accounts, noninterest-bearing demand deposits, interest-bearing transaction accounts, and savings accounts totaling $6.8 billion.




MBNA Canada renegotiated its multi-currency syndicated revolving credit facility in July 2001 for CAD$350.0 million (approximately $221.9 million) extending its maturity through July 2004. MBNA Canada may take advances under the facility subject to covenants and conditions customary in a transaction of this kind. This facility was not drawn upon as of September 30, 2001.

The Corporation also held $3.4 billion in investment securities and $4.2 billion of money market instruments at September 30, 2001, compared to $3.1 billion in investment securities and $2.2 billion in money market instruments at December 31, 2000. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at September 30, 2001, $1.4 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations, short-term securities and variable-rate securities, was $2.9 billion at September 30, 2001 and $2.7 billion at December 31, 2000. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements.

Estimated maturities, including the impact of estimated prepayments, of the Corporation's investment securities portfolio are presented in Table 9.



































TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 2001
(dollars in thousands) (unaudited)

                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1       1-5       6-10       Over
                                       Year        Years      Years    10 Years
                                    ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,017,582  $  952,524  $       -  $      -
State and political subdivisions
 of the United States.............      93,330           -          -         -
Asset-backed and other securities.     281,797     564,221     12,535       860
                                    ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale.............  $1,392,709  $1,516,745  $  12,535  $    860
                                    ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $        -  $        -  $       -  $355,253
State and political subdivisions
 of the United States.............           -         181          -     5,844
Asset-backed and other securities.       1,000      10,921          -    60,682
                                    ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity...............  $    1,000  $   11,102  $       -  $421,779
                                    ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,970,106  $1,970,106
State and political subdivisions
 of the United States.............      93,330      93,330
Asset-backed and other securities.     859,413     859,413
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $2,922,849  $2,922,849
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  355,253  $  344,054
State and political subdivisions
 of the United States.............       6,025       7,437
Asset-backed and other securities.      72,603      72,647
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  433,881  $  424,138
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

The Corporation analyzes its level of interest rate risk using several analytical techniques, which include the impact of on-balance-sheet financial instruments. In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of interest rate swap agreements and foreign exchange swap agreements. The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. As a result, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings.

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

Based on the simulation analysis at September 30, 2001, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $47 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the 12 month period.

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








FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. The Corporation's foreign currency exchange rate risk is limited to the unhedged portion of the Corporation's net investment in its foreign subsidiaries. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 2001, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $58 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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

In July 2001, Financial Accounting Standards Board Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement No. 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"), was issued. Technical Bulletin No. 01-1 applies to securitization structures utilized by the Corporation and clarifies certain isolation criterion that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delays the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to meet the isolation criterion required by Statement No. 140 to achieve sales treatment. The Corporation believes that any required changes in its securitization structures will not be significant, and that the implementation of any changes will not have a material impact on the Corporation's consolidated net income.

Asset securitization of loan receivables by the Corporation is accomplished primarily through the public and private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

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

During the revolving period, which generally ranges from 24 months to 108 months, the trust makes no principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust allocates principal payments to the investors, the Corporation's on-balance-sheet loan receivables increase by the amount of any new purchases or cash advance activity, net of payments on the accounts.

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur.

During the three and nine months ended September 30, 2001, the Corporation securitized credit card loan receivables totaling $5.0 billion and $9.5 billion, respectively, while $1.6 billion and $4.9 billion of previously securitized credit card and other consumer loan receivables amortized or matured. Included in the securitization activity during the nine months ended September 30, 2001 is CAD$350.0 million (approximately $227.5 million) of credit card loan receivables securitized by MBNA Canada. The total amount of outstanding securitized loans was $73.5 billion or 79.4% of managed loans at September 30, 2001, compared to $68.8 billion or 77.5% at December 31, 2000. An additional $3.1 billion of previously securitized loans is scheduled to amortize or mature during the remainder of 2001. The amortization amount is based upon estimated amortization periods, which are subject to change.
Table 10 shows the Corporation's securitized loan distribution.

TABLE 10:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                 September 30,  December 31,
                                                     2001           2000
                                                 -------------  -------------
                                                  (unaudited)
Securitized Loans:
  Domestic:
    Credit card................................  $  62,404,217  $  57,425,582
    Other consumer.............................      5,701,605      5,691,769
                                                 -------------  -------------
      Total domestic securitized loans.........     68,105,822     63,117,351

  Foreign:
    Credit card................................      5,399,084      5,650,485
    Other consumer.............................         29,465         68,048
                                                 -------------  -------------
      Total foreign securitized loans..........      5,428,549      5,718,533
                                                 -------------  -------------
      Total securitized loans..................  $  73,534,371  $  68,835,884
                                                 =============  =============

Table 11 shows summarized yields in excess of minimum yield data for each securitization trust for the three-month period ended September 30, 2001. The yields in excess of minimum yield for each of the securitization trusts are presented on a cash basis and include various credit card or other fees as specified in the securitization agreements.






























TABLE 11: SECURITIZATION TRUST YIELDS IN EXCESS OF MINIMUM YIELD DATA (a)


                                                  Yields in Excess of Minimum
                                      Number   --------------------------------
                                        of                     Series Range
                                      Series    Weighted   --------------------
                                     in Trust   Average      High        Low
                                     --------  ----------  ---------  ---------
                                                          (unaudited)

MBNA Master Credit Card Trust II ...    66        7.83%       8.38%      6.59%
UK Receivables Trust................    10        6.69        7.47       5.50
Gloucester Credit Card Trust........     6        8.33        8.94       8.04
MBNA Triple A Master Trust..........     2        6.73        7.70       6.25
First Union Direct Bank Master
 Credit Card Trust (b)..............     3       10.78       10.82      10.76
MBNA Credit Card Master Note
 Trust(c)...........................    11        6.13           -          -

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

(b) The First Union Direct Bank Master Credit Card Trust was assumed by the Corporation in 2000 as part of the acquisition of the consumer and commercial revolving credit loan portfolio from First Union Corporation. The First Union Master Credit Card Trust was terminated by the Corporation in October 2001 and is therefore excluded from Table 11.

(c) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries, MBNA Credit Card Master Note Trust issued specific classes of notes which contribute on a prorated basis to the calculation of the average yield in excess of minimum. This average yield in excess of minimum impacts the distribution of principal to investors of all classes within the MBNAseries.


















                      MBNA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION
                                  (unaudited)

The following supplemental financial information presents selected managed income statement and asset data. This information can be used to help evaluate the Corporation's financial condition and results of operations.

MANAGED FINANCIAL INFORMATION
(dollars in thousands)

                             For the Three Months       For the Nine Months
                              Ended September 30,	      Ended September 30,
                           ------------------------  ------------------------
                              2001         2000         2001         2000
                           -----------  -----------  -----------  -----------
MANAGED INCOME STATEMENTS
Interest income........... $ 3,282,620  $ 2,893,266  $ 9,785,162  $ 8,106,348
Interest expense..........   1,162,554    1,408,534    3,895,685    3,874,773
                           -----------  -----------  -----------  -----------
Net interest income.......   2,120,066    1,484,732    5,889,477    4,231,575
Provision for possible
 credit losses............   1,213,529      770,936    3,377,370    2,234,247
                           -----------  -----------  -----------  -----------
Net interest income after
 provision for possible
 credit losses............     906,537      713,796    2,512,107    1,997,328
Other operating income....   1,000,458      774,105    2,642,147    2,157,217
Other operating expense...   1,140,421      892,183    3,280,015    2,718,832
                           -----------  -----------  -----------  -----------
Income before income
 taxes....................     766,574      595,718    1,874,239    1,435,713
Applicable income taxes...     288,232      226,969      704,714      547,007
                           -----------  -----------  -----------  -----------
Net income................ $   478,342  $   368,749  $ 1,169,525  $   888,706
                           ===========  ===========  ===========  ===========
MANAGED LOANS
At period end............. $92,585,150  $84,671,443
Average for the period....  91,852,750   77,788,683  $89,715,588  $74,629,687

MANAGED RATIOS
Delinquency(a)............        4.23%        4.65%
Net credit losses.........        4.90         3.88         4.69%        3.96%
Net interest margin.......        8.57         7.10         8.21         7.10

(a) During September 2001, MBNA Corporation initiated measures to assist its Customers who were affected by the tragic events of September 11, 2001. This included assistance for Customers who may not have received their statement in a timely manner or may have had delivery of their payment delayed. The Corporation's actions postponed some Customer's accounts from becoming delinquent. As a result, the Corporation's managed and reported delinquency ratios were lower than their anticipated levels. Without these measures, the Corporation estimates that managed delinquency ratios would have been between 4.85% and 4.95% at September 30, 2001. The charge-off of accounts was unaffected.


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. A hearing on final approval was held on May 24, 2001. On August 1, 2001, the court entered an order approving a settlement payout, including fees and costs, of approximately $5.1 million. On August 24 and August 30, 2001, various members of the class who had filed objections to the proposed settlement appealed the order approving the settlement to the Third Circuit Court of Appeals.

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

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------
     12                   Computation of Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividend Requirements










EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

    For the Nine Months
    Ended September 30,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                          (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,874,239  $  1,435,713
Fixed charges....................................     1,392,987     1,226,414
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (4,458)       (2,826)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  3,262,768  $  2,659,301
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $  1,388,829  $  1,220,366
Portion of rents representative of the interest
 factor..........................................         4,158         6,048
                                                   ------------  ------------
Fixed charges....................................     1,392,987     1,226,414
Preferred stock dividend requirements............        17,022        17,848
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $  1,410,009  $  1,244,262
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.31          2.14


















                                                      For the Nine Months
                                                      Ended September 30,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                          (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,874,239  $  1,435,713
Fixed charges....................................       290,426       330,227
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (4,474)       (2,842)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  2,160,191  $  1,763,098
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    286,268  $    324,179
Portion of rents representative of the interest
 factor..........................................         4,158         6,048
                                                   ------------  ------------
Fixed charges....................................       290,426       330,227
Preferred stock dividend requirements............        17,022        17,848
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    307,448  $    348,075
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          7.03          5.07



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

 2. Report dated July 25, 2001, reporting the securitization of $400.0 million of credit card loan receivables by MBNA America Bank, N.A.

 3. Report dated July 26, 2001, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

 4. Report dated July 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A. for its net loan portfolio and managed loan portfolio for July 2001.

 5. Report dated August 8, 2001, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

 6. Report dated August 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A., for its net loan portfolio and managed loan portfolio for August 2001.

 7. Report dated September 6, 2001, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

 8. Report dated September 27, 2001, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

 9. Report dated September 30, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A. for its net loan portfolio and managed loan portfolio for September 2001.

10. Report dated October 11, 2001, reporting MBNA Corporation's earnings release for the third quarter of 2001.

11. Report dated October 31, 2001, reporting the net credit losses and loan delinquencies for MBNA America Bank, N.A. for its net loan portfolio and managed loan portfolio for October 2001.

12. Report dated October 31, 2001, reporting the securitization of 499.7 million pounds sterling of credit card receivables by MBNA Europe Bank Limited.

13. Report dated November 8, 2001, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.












                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  November 14, 2001              By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer