Form 10-K405
period 2001-12-31
MBNA CORP
filed 2002-03-22
CIK 870517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      As of March 1, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant’s common stock as reported on the New York Stock Exchange was $24,662,545,072. As of March 1, 2002, there were outstanding 851,781,250 shares of common stock, par value $.01 per share, which is the only class of Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2001 Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2002 (“Definitive Proxy Statement”) are incorporated by reference into Part III.

MBNA CORPORATION

2001 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS

Overview

      MBNA Corporation (the “Corporation”), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the “Bank”), a national bank organized in January 1991 as the successor to a national bank formed in 1982 and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Limited (“MBNA Europe”) formed in 1993 and located in the United Kingdom and MBNA Canada Bank (“MBNA Canada”) formed in 1997. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations and Customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. (“MBNA Delaware”), a national bank which offers home equity loans, aircraft loans and business card products.

Products and Services

      The Corporation reports the following products and services in one operating segment. See “Note V: Segment Reporting” on page 80 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference.

  Credit Cards

      The Corporation offers two general types of credit cards, premium and standard, issued under either the MasterCard® or Visa® name.* The Corporation markets standard and premium cards to new Customers and it markets premium cards to qualifying standard card Customers. Premium cards include Gold, Platinum Plus and Quantum cards. Premium card usage and average account balances are generally higher than those of standard card Customers. The Corporation also offers business card products through MBNA Delaware.

  Other Consumer Loans

      The Corporation’s other consumer loan products include unsecured lines of credit accessed by check or electronically with either fixed monthly payments or minimum payments similar to credit card accounts. These products are used by Customers primarily for large purchases or consolidation of other consumer debt. The Bank markets these products to customers of retailers, to the Bank’s existing credit card Customers and to others.

      The Corporation also offers home equity loans and aircraft loans to individuals through MBNA Delaware.

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

  Insurance

      The Corporation markets credit related life and disability insurance and offers debt cancellation products to credit card Customers of the Bank, and markets credit insurance to Customers of MBNA Europe and MBNA Canada. It also markets automobile, annuity and life and health insurance products to Customers through MBNA Insurance Agency, Inc., a subsidiary of the Bank.

  Internet

      The Corporation offers several internet based products and services, including real time online account access, credit card, consumer loan and deposit online applications, and online shopping and security features.

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

      The Corporation’s marketing approach includes created personal interest and regional affinity programs for people with strong common interests but without a specific group affiliation. Personal interest programs are offered through purchased targeted lists.

      The Corporation also offers co-branded cards through relationships with commercial firms, including professional sports teams. These programs typically include incentives for Customers to purchase services or merchandise from the co-branding firm. The Corporation also offers unsecured loan accounts, which are lines of credit with fixed monthly payment amounts, to finance purchases through certain retailers or service providers.

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

      The Corporation selectively purchases credit card and other consumer loan portfolios from other financial institutions. Generally, the Corporation purchases portfolios when it can also obtain endorsements from the seller for an ongoing program or from third parties. See “Loan Receivables” on pages 34 through 38 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference, for the amount of the Corporation’s portfolio purchases.

      MBNA Marketing Systems, Inc. has regional offices in Maine, Ohio, Texas, Maryland, Florida, Georgia, New Jersey, California and New York. MBNA Europe has its headquarters in Chester, England and sales and marketing offices in London, England and Dublin, Ireland. MBNA Canada has its headquarters in Gloucester, Ontario and a sales and marketing office in Montreal, Quebec. These regional offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing.

      MBNA Marketing Systems, Inc. has 19 telemarketing facilities in 11 states. As of December 31, 2001, it employed approximately 4,200 people in telemarketing, the majority of whom worked part-time. The telemarketing organization generates new accounts by calling prospects obtained from membership or customer lists of endorsing organizations and other prospect lists.

Credit

      The credit risk of lending to each applicant is evaluated through the combination of human judgment and the application of various credit scoring models and other statistical techniques. The scoring models and other statistical techniques use the information available in the applicant’s application and credit report. This information provides a general indication of the applicant’s willingness and ability to repay. Models for credit scoring are developed and modified using statistics to evaluate common applicant characteristics and their correlation to credit risk. Periodically, the scoring models are validated and, if necessary, realigned to maintain their predictability.

      Generally, a credit analyst decides whether or not to approve an account, although certain applications are declined through an automated decisioning process. Credit applications that are ultimately approved are generally reviewed by a credit analyst. A limited number of applications from Customers who already have an account with the Corporation are approved through an automated system based on the Customer’s favorable credit history with the Corporation. Also, credit applications for certain of the Corporation’s loan accounts are decisioned through an automated system in order to provide instant financing for Customers’ purchases with retailers or service providers. Credit analysts are encouraged to call applicants when they feel additional information, such as an explanation of delinquencies or debt levels, may assist the analyst in making the appropriate credit decision. The credit analyst approves applications and assigns credit lines based upon an assessment of the applicant’s current and projected capacity to repay, and willingness to repay debt. Important factors in performing this assessment include income, debt-to-income levels, residence and employment stability, rate at which new credit is being acquired and the manner in which the applicant has handled the repayment of previously granted credit. An applicant who has favorable capacity and history characteristics is more likely to be approved and to receive a relatively higher credit line assignment. Favorable characteristics include low debt-to-income levels, a long history of steady employment, and little or no history of delinquent payments on other debt.

      Once the credit analyst makes a decision, further levels of review are automatically triggered based on an analysis of the risk of each decision. This analysis is derived from previous experiential data and makes use of credit scores and other statistical techniques. Credit analysts also review applications obtained through pre-approved offers to ensure adherence to credit standards and assign an appropriate credit limit as an additional approach to managing credit risk. Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation’s Loan Review Department independently reviews selected applications to ensure quality and consistency. Less than half of the credit applications received by the Corporation in 2001 were approved.

      Prior to acquiring a portfolio, the Corporation reviews the historical performance and seasoning of the portfolio (including the portfolio’s delinquency and loss characteristics, average balances, attrition rates and collections performance) and reviews the account management and underwriting policies and procedures of the entity selling the portfolio. Accounts that have been purchased by the Corporation were originally opened using criteria established by institutions other than the Corporation and may not have been subject to the same level of credit review as accounts established by the Corporation. Once these accounts have been purchased and transferred to the Corporation for servicing, they are managed in accordance with the same policies and procedures as accounts originated by the Corporation.

Risk Control

      The Corporation manages risk at the Customer level through sophisticated analytical techniques combined with regular judgmental review. Transactions are evaluated at the point of sale, where risk levels are balanced with profitability and Customer satisfaction. Additionally, Customers showing signs of financial stress are periodically reviewed, a process which includes an examination of the Customer’s credit file and many times a phone call for clarification of the situation. As a result of these reviews the Corporation may block and/or reduce credit lines on certain accounts and increase the annual percentage rates on certain accounts (after giving the Customer an opportunity to reject the rate increase).

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

Collection (Customer Assistance)

      The Corporation’s collection (Customer Assistance) philosophy, based on a persistent yet professional approach, is to work with each past due Customer at an early stage of delinquency. The Corporation employs several computerized systems to assist in the collection of past due accounts. These systems analyze each Customer’s purchase and repayment habits, and select accounts for initial contact with the objective of contacting the highest risk accounts first. Customers who are experiencing significant financial problems and who may consider filing for bankruptcy are referred to specialists who offer alternatives to bankruptcy, including debt counseling, reduced interest rates and fixed payment arrangements.

      Accounts are worked continually, by market sector, at each stage of delinquency. The Corporation’s policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due, closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. The Corporation charges off deceased accounts when the loss is determined. As an account enters the final delinquency level, it is classified as a potential charge-off. Accounts failing to make a payment within the above timeframes are written off. Managers may defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all exceptions to charge-off. If an account has been charged-off, it may be sold to a third party vendor or retained by the Corporation for collection.

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

      In February 1999, the Federal Financial Institutions Examinations Council (“FFIEC”) revised its policy on the classification of consumer loans. The revised policy established uniform guidelines for the charge-off of loans to delinquent, bankrupt, and deceased borrowers, for charge-off of fraudulent accounts, and for re-aging delinquent accounts. The Corporation implemented the FFIEC guidelines in December 2000 by accelerating the charge off of some delinquent loans. The one-time FFIEC adjustment did not have a material impact on the Corporation’s consolidated statement of income for the year ended December 31, 2000. See “Loan Quality” on pages 41 through 44 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the impact of the FFIEC changes.

Operations

      Account processing services performed by MBNA Technology, Inc. (“MBNA Technology”), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. MBNA Technology’s data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at MBNA Technology’s facilities in Dallas, Texas, and Newark, Delaware. MBNA Technology generates and mails to Customers monthly statements summarizing account activity and processes Customer payments. Account processing services for the Corporation’s business card products are provided by a third party vendor.

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

      Generally, credit card Customers are required to make a minimum monthly payment equal to the lesser of 2.25% of the outstanding balance on the account or the sum of finance charges and fees assessed that month plus $15. The Corporation’s unsecured loan accounts are reusable lines of credit with a fixed monthly payment amount. Customers take advances on the lines of credit and repay the advances over a fixed term with a fixed monthly payment amount.

      The Corporation offers fixed and variable rates on accounts and also offers temporary promotional rates. Variable rates are offered at a percentage rate tied to the U.S. prime rate published in The Wall Street Journal and are adjusted, if applicable, quarterly. At December 31, 2001, variable rate loans made up 4.5% of the Corporation’s total managed loans.

      The Corporation assesses an annual fee on some Customer accounts. Annual fees may be waived or rebated. The Corporation assesses cash advance transaction and certain purchase transaction fees, and late, overlimit and returned check fees on Customer accounts in accordance with each Customer’s account agreement.

International

      The Corporation’s international activities are primarily performed through the Bank’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada. The Corporation has been marketing credit card products through MBNA Europe since 1993 and credit card products through MBNA Canada since 1998. MBNA Europe and MBNA Canada also offer other consumer loan products and MBNA Europe offers deposit products. The Corporation uses substantially the same business strategy and operating methods in its international activities as it does in the United States. Although MBNA Europe relies on third party vendors for some processing functions, it uses substantially the same systems as are used in the United States. See “Note U: Foreign Activities” on page 79 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference, for certain financial information on the Corporation’s international activities.

Regulatory Matters

  General

      As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and to the BHCA’s examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In addition, bank holding companies generally are prohibited under the BHCA from engaging in non-banking activities, subject to certain exceptions. The Gramm-Leach-Bliley Act, enacted in 1999 and discussed below, broadened the range of permissible activities.

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

  Dividends

      The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank and MBNA Delaware are subject to limitations on the dividends they may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See “Dividend Limitations” on pages 45 and 46 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference. In addition, the Corporation, the Bank and MBNA Delaware are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Moreover, neither the Bank nor MBNA Delaware may pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. The OCC and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

  Borrowings by the Corporation

      There are various legal restrictions on the extent to which the Corporation may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with, the Bank and MBNA Delaware, the Corporation’s US bank subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and the aggregate of such transactions are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10 percent of the US banking subsidiary’s capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20 percent of the US banking subsidiary’s capital stock and surplus.

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

  Capital Requirements

      The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank and MBNA Delaware are subject to similar capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders’ equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 risk-based capital”). The remainder (“Total risk-based capital”) may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of reserves for possible credit losses. In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 risk-based capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that have the agency’s highest supervisory rating or have implemented the Federal Reserve’s market risk capital measure, and 4% for all other bank holding companies. See “Table 8: Regulatory Capital Ratios” on page 44 and “Capital Adequacy” on pages 44 and 45 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference. Bank holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

      The US federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to complete a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the US federal bank regulatory agencies. The new capital requirements that may arise out of a new BIS capital accord could increase minimum capital requirements applicable to the Corporation and its subsidiaries.

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

      FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates; there are no such restrictions on a bank that is well capitalized. As of December 31, 2001 the Bank met the FDIC’s definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be “well capitalized” if it maintains a ratio of Tier 1 risk-based capital to risk-adjusted assets of at least 6%, a ratio of total risk-based capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 2001, the Bank had brokered deposits of $7.0 billion.

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

      Because of favorable loss experience and a healthy reserve ratio in the BIF, well capitalized and well managed banks, including the Corporation’s US bank subsidiaries, have in recent years paid no premiums for FDIC insurance. A number of factors suggest that as early as the second half of 2002, even well capitalized and well managed banks will be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors.

      The Deposit Insurance Funds Act of 1996 (“DIFA”) also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.76 cents per $100 of deposits.

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

      The National Bank Act also permits the banks to provide debt cancellation and debt suspension products to their loan customers. The OCC has proposed new regulations governing the offering of debt cancellation contracts by national banks, including new requirements to provide written disclosures to consumers and obtain consumers’ signatures prior to enrollment. These regulations, if adopted, could restrict the manner in which the Corporation offers these products.

  Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state, generally without regard to whether the transaction is prohibited under state law. In addition national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation that expressly prohibits interstate bank mergers.

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

  Financial Modernization Legislation: The Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than are otherwise permissible, including insurance underwriting and agency, underwriting and dealing in securities, and making merchant banking investments in commercial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removed various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

  Privacy

      The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution, including the Corporation, from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. The Gramm-Leach-Bliley Act permits states to adopt more restrictive privacy laws. A number of state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission, and other state legislatures are considering similar laws. These laws may make it more difficult for the Corporation to share Customer information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

  Telemarketing Regulation

      The Federal Telemarketing Consumer Protection Act, among other provisions, requires telemarketers to restrict calling to certain hours of the day and maintain a list of individuals who have requested that their names be included on a “do-not-call” list. The Federal Trade Commission is currently considering regulations that could further restrict telemarketing. Over the past few years, various states have passed, or are considering, similar legislation requiring banks to maintain “do-not-call” lists separate from the federally required lists and providing sanctions for non-compliance.

  USA Patriot Act

      On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Corporation’s bank subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although the Corporation cannot predict when and in what form these regulations will be adopted, the Corporation believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Corporation.

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

Employees

      As of December 31, 2001, the Corporation had approximately 28,000 employees.

Important Factors Regarding Forward-Looking Statements

      From time to time the Corporation may make forward-looking oral or written statements concerning the Corporation’s future performance. Such statements are subject to risks and uncertainties that may cause the Corporation’s actual performance to differ materially from that set forth in such forward-looking statements. Words such as “believe”, “expect”, “anticipate”, “intend” or similar expressions are intended to identify forward-looking statements. Such statements speak only as of the date on which they are made. The Corporation undertakes no obligation to update publicly or revise any such statements. Factors which could cause the Corporation’s actual financial and other results to differ materially from those projected by the Corporation in forward-looking statements include, but are not limited, to the following:

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

  Delinquencies and Credit Losses

      An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the quality of the Corporation’s credit card and other consumer loans, the composition of the Corporation’s loans between credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts, and the average seasoning of the Corporation’s accounts.

  Interest Rate Increases

      An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the United States and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Interest Rate Sensitivity” on pages 49 through 51 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s efforts to manage interest rate risk.

  Availability of Funding and Securitization

      Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation. See “Liquidity Management” on pages 46 through 49 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s liquidity.

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

  Legal and Regulatory

      The banking and consumer credit industry is subject to extensive regulation. Changes in the laws and regulations and in policies applied by banking or other regulators affecting banking, consumer credit, bankruptcy, privacy or other matters could impact the Corporation’s performance. Changes in state consumer protection and other laws could also impact the Corporation’s performance. In addition, the Corporation could incur unanticipated litigation or compliance costs.

ITEM 2.     PROPERTIES

      The Corporation has approximately 3,000,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware. The majority of these facilities were designed and built expressly for the Corporation’s credit card operations. These complexes include space for future expansion.

      MBNA Technology conducts its processing from an approximately 587,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 300,000 square feet of office space at the Corporation’s facilities in Newark, Delaware.

      MBNA Marketing Systems, Inc. has its headquarters in Camden, Maine, and regional offices in Belfast, Maine, Cleveland, Ohio, Dallas, Texas (part of MBNA Technology’s facility), Kennesaw, Georgia, Hunt Valley, Maryland, Aliso Viejo, California, Boca Raton, Florida, Newark, New Jersey and New York City. These facilities are owned by the Corporation, except for the leased New York City and Aliso Viejo offices.

      Marketing Systems has telesales and other facilities in Delaware, New Hampshire, Ohio, Pennsylvania and in several locations in Maine. Most of these facilities are owned by the Corporation.

      MBNA Europe has approximately 392,000 square feet of administrative offices and credit card facilities that it owns in Chester, England. It has leased sales offices in London, England and it conducts operations in Ireland from a leased facility in Dublin, Ireland as well as a 64,000 square foot operations center in Carrick-on-Shannon, Ireland.

      MBNA Canada has approximately 200,000 square feet of owned office space for its credit card operations in Gloucester and 5,000 square feet of leased space in Montreal, Quebec.

ITEM 3.     LEGAL PROCEEDINGS

      In May 1996, Andrew B. Spark filed a lawsuit against the Corporation, the Bank and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank’s advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys’ fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. A hearing on final approval was held in May 2001. In August 2001, the court entered an order approving a settlement payout, including fees and costs, of approximately $5.1 million. Various members of the class who had filed objections to the proposed settlement appealed the order approving the settlement to the Third Circuit Court of Appeals. In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank’s advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys’ fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In November 2001, the court gave preliminary approval to the settlement of this suit for an estimated $18 million, including fees and costs.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2001, no matters were submitted to a vote of security holders of the Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Corporation’s executive officers is set forth below.

      Mr. Alfred Lerner (68) has been Chief Executive Officer of MBNA Corporation and Chairman of its Board of Directors since January 1991 and a director of the Bank since December 1991. He has more than 27 years of management experience in banking and finance. He has been Chairman of The Town and Country Trust since 1993 and was Chief Executive Officer from 1993 to 1997. He has been Chairman and owner of the Cleveland Browns since October 1998. A graduate of Columbia University and Vice Chairman of its Board of Trustees, Mr. Lerner is also President of the Cleveland Clinic Foundation and a member of its Board of Trustees. He is also a trustee of New York Presbyterian Hospital and Case Western Reserve University, and a member of the Board of Directors of the Marine Corps Law Enforcement Foundation.

      Mr. Cawley (61) has been President and a director of the Corporation since January 1991, Chief Executive Officer of the Bank since 1990, and Chairman of the Bank’s Executive Committee since January 2002. He has more than 40 years of management experience in the financial services industry and was the senior member of the group that established the Bank in 1982. He served as Chairman of the Bank from 1991 to 2002, and as President from 1985 to 2002. He has been a director of the Bank since 1982. A graduate of Georgetown University and a former member of its Board of Directors, Mr. Cawley also serves on the boards of the Eisenhower Exchange Fellowships, St. Benedict’s Preparatory School, the Marine Corps Law Enforcement Foundation, the Owl’s Head Transportation Museum, the George Bush Presidential Library, the Metropolitan Wilmington Urban League, and the American Ireland Foundation. He is Chairman of the Board of the Grand Opera House in Wilmington, Delaware and is on the executive committee of the University of Delaware.

      Bruce L. Hammonds (53) has served as Chairman of the Bank since January 2002. He is responsible for the international credit card business, consumer finance and information services. He has been a Senior Executive Vice President of the Corporation since November 1998. He has served as the Chief Operating Officer of the Bank since 1990. He has 32 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

      John R. Cochran III (50) has served as President of the Bank since January 2002. He is responsible for the US credit card business. He has been a Senior Executive Vice President of the Corporation since November 1998. He has served as the Chief Marketing Officer of the Bank since April 1991. He has 29 years of management experience in the financial services industry and was a member of the group that established the Bank in 1982. He has been a director of the Bank since 1986.

      M. Scot Kaufman (52) has served as Executive Vice Chairman of the Bank since January 2000 and served as its Chief Financial Officer from 1985 to 2000. He has been a Senior Executive Vice President of the Corporation since January 2000, Treasurer since January 1991, Chief Accounting Officer since July 1991, and Chief Financial Officer since July 1992. He oversees financial activities. He has 31 years of experience in the financial services industry and has been with the Bank since 1985. He has been a director of the Bank for 17 years.

      Richard K. Struthers (46) has served as Executive Vice Chairman of the Bank since January 2002. He has been an Executive Vice President of the Corporation since April 1997. He oversees special initiatives, control activities and new business acquisitions. He has 24 years of experience in consumer lending and was a member of the group that established the Bank in 1982.

      Lance L. Weaver (47) has served as Executive Vice Chairman of the Bank since July 2001 and served as Chief Administrative Officer of the Bank since February 1993. He has been an Executive Vice President of the Corporation since April 1994. He oversees administrative functions. He is also Chairman of MasterCard International. He has 27 years of experience in consumer lending and administration and has been with the Corporation for 11 years. He has been a director of the Bank since February 1993.

      Gregg Bacchieri (46) has served as a Senior Vice Chairman of the Bank since November 1998 and as an Executive Vice President of the Corporation since July 1997. He oversees credit and loss prevention activities for the US credit card business. He has 23 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982.

      Kenneth F. Boehl (47) has served as a Senior Vice Chairman of the Bank since January 2002 and an Executive Vice President of the Corporation since July 1997. He has been the Senior Control Officer of the Bank since April 1992. He oversees audit, compliance and portfolio risk management. He has 26 years of experience in the financial services industry and has been with the Corporation for 14 years.

      Ronald W. Davies (60) has served as Senior Vice Chairman of the Bank since December 1997 and Chief Technology Officer of the Bank since April 1991. He has been an Executive Vice President of the Corporation since October 1991. He oversees MBNA Technology, Inc., which provides the Corporation with telecommunications, production operations, information systems, and systems operations and development. He has 37 years of experience in information systems and technology management and has been with the Corporation for 11 years. He has been a director of the Bank since April 1991.

      Louis J. Freeh (52) has served as a Senior Vice Chairman of the Bank since September 2001. He oversees all personnel functions, including recruiting, hiring, education, compensation, and benefits. He is also responsible for legal affairs and facilities. Prior to joining the Corporation in 2001, he served as director of the FBI for eight years, as a federal judge and as a federal prosecutor.

      Charles C. Krulak (60) has served as a Senior Vice Chairman of the Bank and an Executive Vice President of the Corporation since August 1999. He is also the Chairman and Chief Executive Officer of MBNA Europe. He had a 35 year career in the U.S. Marine Corps, including serving four years as Commandant and has been with the Corporation for 3 years.

      Michael G. Rhodes (36) has served as a Senior Vice Chairman of the Bank since July 2001 and an Executive Vice President of the Corporation since 1998. He oversees US credit card marketing and business development. He is also a member of the board for the US region of MasterCard International and served as its chairman in 2000 and 2001. He has 10 years of experience in the financial services industry and has been with the Corporation for 8 years. He is Mr. Cawley’s son-in-law.

      David W. Spartin (44) has served as Senior Vice Chairman of the Bank since January 2002 and as an Executive Vice President of the Corporation since April 1997. He oversees investor relations, industry relations, media relations, communications, and administration. He has 23 years of experience in the financial services industry and has been with the Corporation for 11 years.

      Vernon H. C. Wright (59) has served as a Senior Vice Chairman of the Bank since January 2001. He has been Chief Corporate Finance Officer of the Bank, and Executive Vice President and Chief Corporate Finance Officer of the Corporation since July 1992. He oversees foreign and domestic treasury activities, including structured products, investment portfolios, and interbank funding. He is also responsible for all global capital markets and corporate finance activities. He has more than 33 years of experience in consumer and corporate banking and has been with the Corporation for 11 years. He has been a director of the Bank since November 1992.

      John J. Hewes (53) has served as a Vice Chairman of the Bank since August 2001. He currently oversees consumer finance activities, and in the past has had senior management responsibilities for other areas, including credit. He has more than 32 years of management experience in retail and consumer lending and has been with the Corporation for 17 years.

      Janine D. Marrone (42) has served as a Vice Chairwoman of the Bank since January 2001. She currently oversees US Customer satisfaction activities, and in the past has had senior management responsibilities for other areas, including marketing. She has more than 22 years of experience in retail lending and marketing and has been with the Corporation for 15 years.

      John W. Scheflen (55) has served as a Vice Chairman of the Bank since September 1998. He has been General Counsel, Secretary and Cashier of the Bank, and an Executive Vice President, General Counsel and Secretary of the Corporation since March 1992. He is responsible for all legal matters, corporate affairs, and government affairs. He has 27 years of experience in law and has been with the Corporation for 10 years.

      Penelope J. Taylor (58) has served as a Vice Chairwoman of the Bank since August 2000. She is currently responsible for career development and diversity and serves as chairwoman of the personnel committee, and in the past has had significant business development responsibilities. She has more than 30 years of experience in consumer lending and has been with the Corporation for 16 years.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      “Common Stock Price Range and Dividends” on page 87 and “Dividend Limitations” on pages 45 and 46 of the 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

      “Ten-Year Statistical Summary” on pages 30 and 31 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 53 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      “Interest Rate Sensitivity” on pages 49 through 51 and “Foreign Currency Exchange Rate Sensitivity” on page 51 of the 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The “Report of Independent Auditors”, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, and the “Quarterly Data” on pages 55 through 86 of the 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      “Election of Directors” on pages 4 through 7 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      “Election of Directors” on pages 4 through 7, “Executive Compensation” on pages 11 through 21 and “Compensation Committee Interlocks and Insider Participation” on page 21 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      “Security Ownership of Management and Certain Beneficial Owners” on pages 2 and 3 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships” on pages 21 and 22 in the Definitive Proxy Statement are incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1.     The following consolidated financial statements of MBNA Corporation and subsidiaries are incorporated herein by reference from the pages designated in the 2001 Annual Report to Stockholders:

      2.     Financial Statement Schedules

      No Financial Statement Schedules are required to be filed.

      3.     Exhibits:

      The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant’s Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K, the 1997 Form 10-K, the 1998 Form 10-K, the 1999 Form 10-K and the 2000 Form 10-K are to the Registrant’s Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000, respectively.

Exhibit 3.1	Articles of Incorporation, as amended and supplemented (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 of 2000 Form 10-K).
Exhibit 4.1*	Senior Indenture dated as of September 29, 1992, between the Registrant and Bankers Trust Company, as Trustee.

Exhibit 4.2*	Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*	Fiscal and Paying Agency Agreement, dated September 21, 1992, between MBNA America Bank, N.A. and Harris Trust and Savings Bank, as Fiscal and Paying Agent, for the 7.25% Subordinated Notes due 2002.
Exhibit 4.4*	Issuing and Paying Agency Agreement dated as of December 10, 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First Trust of New York, National Association.
Exhibit 4.5	Junior Subordinated Indenture, dated as of December 18, 1996 between the Registrant and The Bank of New York as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997 Form S-4).
Exhibit 4.6	Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.6 of 1996 Form 10-K).
Exhibit 4.7	Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.8	Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.8 of 1996 Form 10-K).
Exhibit 4.9	Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.10	Amended and Restated Trust Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York
Exhibit 4.11	Guarantee Agreement, dated as of March 31, 1997 between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.11 of 1997 Form 10-K).
Exhibit 4.12	Amendment No. 1, dated as of April 10, 2001, to the Agency Agreement, dated as of July 17, 1997 (the “Agency Agreement”), among MBNA America Bank, N.A., Bank One Trust Company, N.A. as global agent, Bank One, N.A., London Branch as London paying agent and London issuing agent, Bank One Trust Company, N.A. as registrar and New York paying agent and Credit Agricole Indosuez as transfer agent and Luxembourg paying agent (original Agency Agreement incorporated by reference to Exhibit 4.12 of 1999 Form 10-K).
Exhibit 4.13*	Trust Deed dated May 7, 1999, among MBNA Europe Funding PLC, MBNA America Bank, N.A. and Bankers Trustee Company Limited, as modified by the First Supplemental Trust Deed, dated May 8, 2000, and the Second Supplemental Trust Deed, dated May 4, 2001.
Exhibit 10.1	License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.2	License Agreement with VISA (incorporated by reference to Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.3	Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement) (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.4	Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000, among MBNA America Bank, N.A., MBNA International Bank Limited, and MBNA Corporation and certain lenders and the Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2000).

Exhibit 10.5	Multicurrency Revolving Credit and Sterling Acceptance Facility Agreement dated as of June 5, 2000, among MBNA International Bank Limited, certain lenders and Lloyds Bank PLC as Agent (incorporated by reference to Exhibit 10.5 of 2000 Form 10-K).
Exhibit 10.6**	Form of Executive Non-Compete Agreement (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1999).
Exhibit 10.7**	1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and forms of Stock Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.8**	1997 Long Term Incentive Plan and Policies, as amended (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2000) and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).
Exhibit 10.9**	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.10**	Restricted Stock Agreement, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2000).
Exhibit 10.11**	MBNA Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of 2000 Form 10-K).
Exhibit 10.12**	Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan incorporated by reference to Exhibit 10.14 of 1993 Form 10-K).
Exhibit 10.13**	MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 2001).
Exhibit 10.14**	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.18 of 1992 Form 10-K).
Exhibit 10.15**	Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 13	2001 Annual Report to Stockholders.
Exhibit 21	Subsidiaries of the Corporation.
Exhibit 23	Consent of Independent Auditors.

*	The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

      4.     Reports on Form 8-K

1. Report dated October 11, 2001, reporting MBNA Corporation’s earnings release for the third quarter of 2001.

2. Report dated October 31, 2001, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for October 2001.

3. Report dated October 31, 2001, reporting the securitization of $499.7 million pounds sterling of credit card receivables by MBNA Europe Bank Limited.

4. Report dated November 8, 2001, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

5. Report dated November 30, 2001, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for November 2001.

6. Report dated December 11, 2001, reporting the securitization of $150.0 million of credit card loan receivables by MBNA America Bank, N.A.

7. Report dated December 18, 2001, reporting the securitization of 250.0 million pounds sterling of credit card receivables by MBNA Europe Bank Limited.

8. Report dated December 31, 2001, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for December 2001.

9. Report dated January 10, 2002, reporting MBNA Corporation’s earnings release for the fourth quarter of 2001.

10. Report dated January 18, 2002, reporting MBNA Corporation’s reclassified financial highlights for the three months ended March 31, June 30, September 30, and December 31, 2001 and 2000, respectively.

11. Report dated January 31, 2002, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for January 2002.

12. Report dated February 1, 2002, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

13. Report dated February 28, 2002, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

14. Report dated February 28, 2002, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for February 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBNA CORPORATION

By:	/s/ALFRED LERNER _______________________________________ Alfred Lerner

Chairman and Chief Executive Officer

March 22, 2002

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED LERNER Alfred Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 22, 2002
/s/ CHARLES M. CAWLEY Charles M. Cawley	President and Director	March 22, 2002
/s/ M. SCOT KAUFMAN M. Scot Kaufman	Senior Executive Vice President and Treasurer (principal financial and accounting officer)	March 22, 2002
/s/ JAMES H. BERICK James H. Berick, Esq.	Director	March 22, 2002
/s/ BENJAMIN R. CIVILETTI Benjamin R. Civiletti, Esq.	Director	March 22, 2002
/s/ BERNADINE P. HEALY Bernadine P. Healy, M.D.	Director	March 22, 2002
/s/ WILLIAM L. JEWS William L. Jews	Director	March 22, 2002
/s/ RANDOLPH D. LERNER Randolph D. Lerner, Esq.	Director	March 22, 2002
/s/ STUART L. MARKOWITZ Stuart L. Markowitz, M.D.	Director	March 22, 2002
/s/ MICHAEL ROSENTHAL Michael Rosenthal, Ph.D.	Director	March 22, 2002

[LOGO]  PRINTED ON RECYCLED PAPER

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Fiscal Year Ended December 31, 2001

MBNA CORPORATION

(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

     The following exhibits are filed with the MBNA Corporation annual report on Form 10-K for the fiscal year ended December 31, 2001:

Exhibit
No.	Description

4.10	Amended and Restated Trust Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York
4.12	Amendment No. 1, dated as of April 10, 2001, to the Agency Agreement, dated as of July 17, 1997 (the “Agency Agreement”), among MBNA America Bank, N.A., Bank One Trust Company, N.A. as global agent, Bank One, N.A., London Branch as London paying agent and London issuing agent, Bank One Trust Company, N.A as registrar and New York paying agent and Credit Agricole Indosuez as transfer agent and Luxembourg paying agent (original Agency Agreement incorporated by reference to Exhibit 4.12 of 1999 Form 10-K)
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
13	2001 Annual Report to Stockholders.
21	Subsidiaries of the Corporation.
23	Consent of Independent Auditors.