Form 10-Q
period 2002-03-31
MBNA CORP
filed 2002-05-15
CIK 870517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                              -------------------------------------------------
or

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


              Common Stock, $.01 Par Value - 851,790,015 Shares
                     Outstanding as of March 31, 2002




                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                          Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           March 31, 2002 (unaudited) and December 31, 2001

           Consolidated Statements of Income -                               3
           For the Three Months Ended March 31, 2002 and 2001
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Three Months Ended March 31, 2002 and 2001
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Three Months Ended March 31, 2002 and 2001
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9

Item 2.    Management's Discussion and Analysis of Financial Condition      18
           and Results of Operations (unaudited)


                        Part II - Other Information



Item 4.    Submission of Matters to a Vote of Security Holders              48

Item 6.    Exhibits and Reports on Form 8-K                                 48

Signature                                                                   52

                      MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)


                                                      March 31,   December 31,
                                                        2002          2001
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    937,047  $    962,118
Interest-earning time deposits in other banks.....     2,354,519     1,676,863
Federal funds sold................................     3,070,000     1,354,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $3,358,781 and $3,077,711 at
   March 31, 2002 and December 31, 2001,
   respectively)..................................     3,368,411     3,106,884
  Held-to-maturity (market value of $434,319
   and $426,317 at March 31, 2002 and
   December 31, 2001, respectively)...............       453,938       439,987
Loans held for securitization.....................     8,202,513     9,929,948
Loan portfolio:
  Credit card.....................................     8,008,537     8,261,575
  Other consumer..................................     6,583,415     6,442,041
                                                    ------------  ------------
    Total loan portfolio..........................    14,591,952    14,703,616
  Reserve for possible credit losses..............      (908,186)     (833,423)
                                                    ------------  ------------
    Net loan portfolio............................    13,683,766    13,870,193
Premises and equipment, net.......................     2,139,228     2,112,139
Accrued income receivable.........................       261,472       369,383
Accounts receivable from securitization...........     7,759,561     7,495,501
Intangible assets, net............................     2,517,858     2,582,163
Prepaid expenses and deferred charges.............       427,385       344,692
Other assets......................................     1,334,797     1,204,074
                                                    ------------  ------------
    Total assets..................................  $ 46,510,495  $ 45,447,945
                                                    ============  ============







                                                      March 31,   December 31,
                                                        2002          2001
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 19,115,222  $ 19,792,466
  Money market deposit accounts...................     7,045,290     6,271,850
  Noninterest-bearing deposits....................       964,621       948,440
  Interest-bearing transaction accounts...........        52,793        49,234
  Savings accounts................................        29,949        32,755
                                                    ------------  ------------
    Total deposits................................    27,207,875    27,094,745
Short-term borrowings.............................     1,270,875     1,774,816
Long-term debt and bank notes.....................     7,996,058     6,867,033
Accrued interest payable..........................       240,625       226,653
Accrued expenses and other liabilities............     2,008,851     1,685,980
                                                    ------------  ------------
    Total liabilities.............................    38,724,284    37,649,227

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at March 31, 2002 and
 December 31, 2001)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 851,790,015 shares and
 851,781,250 shares issued and outstanding
 at March 31, 2002 and December 31, 2001,
 respectively)....................................         8,518         8,518
Additional paid-in capital........................     2,276,584     2,533,822
Retained earnings.................................     5,585,901     5,304,725
Accumulated other comprehensive income............       (84,878)      (48,433)
                                                    ------------  ------------
    Total stockholders' equity....................     7,786,211     7,798,718
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 46,510,495  $ 45,447,945
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


                      MBNA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)


                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
                                                             (unaudited)
INTEREST INCOME
Loan portfolio.....................................  $    464,895  $    410,509
Loans held for securitization......................       294,683       247,858
Investment securities:
  Taxable..........................................        35,397        42,160
  Tax-exempt.......................................           457           917
Time deposits in other banks.......................        10,616        21,876
Federal funds sold.................................        10,951        20,918
Other interest income..............................        98,702        89,917
                                                     ------------  ------------
    Total interest income..........................       915,701       834,155
INTEREST EXPENSE
Deposits...........................................       323,615       377,244
Short-term borrowings..............................        11,498         2,649
Long-term debt and bank notes......................        67,312        99,128
                                                     ------------  ------------
    Total interest expense.........................       402,425       479,021
                                                     ------------  ------------
NET INTEREST INCOME................................       513,276       355,134
Provision for possible credit losses...............       359,393       218,840
                                                     ------------  ------------
Net interest income after provision for
 possible credit losses............................       153,883       136,294
OTHER OPERATING INCOME
Securitization income..............................     1,354,449     1,250,789
Interchange........................................        74,919        69,846
Credit card fees...................................        93,020        61,342
Insurance..........................................        45,809        29,166
Other..............................................        28,069        42,200
                                                     ------------  ------------
    Total other operating income...................  $  1,596,266  $  1,453,343




















                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
                                                             (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits.....................  $    478,958  $    438,982
Occupancy expense of premises......................        40,658        36,465
Furniture and equipment expense....................        55,305        52,568
Other..............................................       591,774       563,136
                                                     ------------  ------------
   Total other operating expense...................     1,166,695     1,091,151
                                                     ------------  ------------
INCOME BEFORE INCOME TAXES.........................       583,454       498,486
Applicable income taxes............................       213,544       187,431
                                                     ------------  ------------
NET INCOME.........................................  $    369,910  $    311,055
                                                     ============  ============

EARNINGS PER COMMON SHARE..........................  $        .43  $        .36
EARNINGS PER COMMON SHARE-ASSUMING DILUTION........           .42           .35

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

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2001...        8,574     851,781   $      86  $    8,518
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.10 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -      13,103           -         131
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -     (13,094)          -        (131)
                               -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2002......        8,574     851,790   $      86  $    8,518
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 2000...        8,574     851,804   $      86  $    8,518
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.09 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -       2,909           -          29
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (2,932)          -         (29)
                               -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2001......        8,574     851,781   $      86  $    8,518
                               ===========  ==========   =========  ==========









                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2001.  $2,533,822 $5,304,725 $     (48,433) $  7,798,718
Comprehensive income:
  Net income...............           -    369,910             -       369,910
  Other comprehensive
   income, net of tax......           -          -       (36,445)      (36,445)
                                                                  ------------
Comprehensive income.......                                            333,465
                                                                  ------------
Cash dividends:
  Common-$.10 per share....           -    (85,218)            -       (85,218)
  Preferred................           -     (3,516)            -        (3,516)
Exercise of stock options
 and other awards..........     109,864          -             -       109,995
Stock option tax benefit...     108,941          -             -       108,941
Amortization of deferred
 compensation expense......      13,006          -             -        13,006
Acquisition and retirement
 of common stock...........    (489,049)         -             -      (489,180)
                             ---------- ---------- -------------  ------------
BALANCE, MARCH 31, 2002....  $2,276,584 $5,585,901 $     (84,878) $  7,786,211
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 2000.  $2,725,950 $3,931,248 $     (38,524) $  6,627,278
Comprehensive income:
  Net income...............           -    311,055             -       311,055
  Other comprehensive
   income, net of tax......           -          -       (27,082)      (27,082)
                                                                  ------------
Comprehensive income.......                                            283,973
                                                                  ------------
Cash dividends:
  Common-$.09 per share....           -    (76,663)            -       (76,663)
  Preferred................           -     (3,563)            -        (3,563)
Exercise of stock options
 and other awards..........      17,453          -             -        17,482
Stock option tax benefit...      10,236          -             -        10,236
Amortization of deferred
 compensation expense......       8,739          -             -         8,739
Acquisition and retirement
 of common stock...........    (106,472)         -             -      (106,501)
                             ---------- ---------- -------------  ------------
BALANCE, MARCH 31, 2001....  $2,655,906 $4,162,077 $     (65,606) $  6,760,981
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

                      MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    369,910  $    311,055
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for possible credit losses............       359,393       218,840
  Depreciation, amortization, and accretion.......       172,214       174,591
  Benefit for deferred income taxes...............       (70,180)      (25,903)
  Decrease in accrued income receivable...........       107,911        75,608
  Increase in accounts receivable from
   securitization.................................      (264,060)   (1,094,542)
  Increase in accrued interest payable............        13,972        12,390
  Decrease (increase) in other operating
   activities.....................................       183,095       (38,314)
                                                    ------------  ------------
Net cash provided by (used in) operating
 activities.......................................       872,255      (366,275)

INVESTING ACTIVITIES
Net increase in money market instruments..........    (2,393,656)     (305,820)
Proceeds from maturities of investment securities
 available-for-sale...............................       293,478       319,935
Proceeds from sale of investment securities
 available-for-sale...............................        13,126           505
Purchases of investment securities
 available-for-sale...............................      (585,512)     (410,189)
Proceeds from maturities of investment securities
 held-to-maturity ................................         6,009         3,905
Purchases of investment securities
 held-to-maturity.................................       (19,908)      (18,532)
Proceeds from securitization of loans.............     2,146,106     1,994,236
Loan portfolio acquisitions.......................       (63,027)     (581,567)
Proceeds from sale of loans.......................       223,130       126,562
Amortization of securitized loans.................    (2,334,596)   (1,798,561)
Net loan repayments...............................     1,564,949       862,263
Net purchases of premises and equipment...........       (86,159)     (148,445)
                                                    ------------  ------------
Net cash (used in) provided by
 investing activities.............................  $ (1,236,060)  $    44,292













                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing deposits, interest-bearing
 transaction accounts, and savings accounts.......  $    790,374  $    245,123
Net decrease in time deposits.....................      (677,244)     (402,847)
Net (decrease) increase in short-term borrowings..      (503,941)       81,807
Proceeds from issuance of long-term debt
 and bank notes...................................     1,276,141       467,370
Maturity of long-term debt and bank notes.........       (87,230)     (120,328)
Proceeds from exercise of stock options
 and other awards.................................       109,995        17,482
Acquisition and retirement of common stock........      (489,180)     (106,501)
Dividends paid....................................       (80,181)      (71,766)
                                                    ------------  ------------
    Net cash provided by financing activities.....       338,734       110,340
                                                    ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS.............       (25,071)     (211,643)
Cash and cash equivalents at beginning of period..       962,118       971,469
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    937,047  $    759,826
                                                    ============  ============

SUPPLEMENTAL DISCLOSURES
Interest expense paid.............................  $    380,301  $    470,145
                                                    ============  ============
Income taxes paid.................................  $     91,177  $     33,230
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















                      MBNA CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2002  April 15, 2002      7.50%    $ .46875     5.50%    $ .34380
April 11, 2002    July 15, 2002       7.50       .46875     5.90       .36850

NOTE C: COMMON STOCK

During the three months ended March 31, 2002, 1.6 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common shares issued had an approximate aggregate market value of $56.3 million. At March 31, 2002, the unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $226.5 million.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

On April 11, 2002 the Corporation's Board of Directors declared a quarterly cash dividend of $.10 per common share, payable July 1, 2002 to stockholders of record as of June 14, 2002.




NOTE D: EARNINGS PER COMMON SHARE

Earnings per common share is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share-assuming dilution is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents, based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to employee and director stock options. The Corporation does not have any other common stock equivalents.

COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
EARNINGS PER COMMON SHARE
Net income........................................  $    369,910  $    311,055
Less: preferred stock dividend requirements.......         3,516         3,563
                                                    ------------  ------------
Net income applicable to common stock.............  $    366,394  $    307,492
                                                    ============  ============
Weighted average common shares outstanding (000)..       851,996       851,840
                                                    ============  ============
Earnings per common share.........................  $        .43  $        .36
                                                    ============  ============
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
Net income........................................  $    369,910  $    311,055
Less: preferred stock dividend requirements.......         3,516         3,563
                                                    ------------  ------------
Net income applicable to common stock.............  $    366,394  $    307,492
                                                    ============  ============
Weighted average common shares outstanding (000)..       851,996       851,840
Net effect of dilutive stock options (000)........        22,053        26,562
                                                    ------------  ------------
Weighted average common shares outstanding and
 common stock equivalents (000)...................       874,049       878,402
                                                    ============  ============
Earnings per common share-assuming dilution.......  $        .42  $        .35
                                                    ============  ============

There were 60,000 stock options with an average option price of $36.2254 per share outstanding at March 31, 2002, which were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise price being greater than the average market price of the common shares. These stock options expire in 2011.








NOTE E: INVESTMENT SECURITIES

For the three months ended March 31, 2002, the Corporation sold investment securities resulting in a realized loss of $95,000, having a net after-tax loss of $62,000. For the three months ended March 31, 2001, the Corporation sold investment securities resulting in a realized a loss of $36,000, having a net after-tax loss of $23,000.

NOTE F:  INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives are no longer amortized, but instead are subject to an annual impairment test. At March 31, 2002, the Corporation did not have a material amount of goodwill or intangible assets with indefinite lives or any other nonamortizing assets. Other separately identifiable intangible assets, which for the Corporation are primarily the value of acquired Customer accounts, continue to be amortized over their estimated useful lives. Prior to 2002, the Corporation amortized the value of acquired Customer accounts over a period that was generally limited to ten years. In accordance with Statement No. 142, the Corporation completed an analysis of the associated benefits of the value of its acquired Customer accounts. As a result, on January 1, 2002, the Corporation extended the amortization period of the value of the acquired Customer accounts, generally to 15 years, to better match their estimated useful lives. For the three months ended March 31, 2002, the Corporation's amortization expense was reduced $24.3 million (pretax) as a result of the extension of the amortization period.

Intangible assets include the value of acquired Customer accounts, goodwill, and all other identifiable intangible assets. The Corporation amortizes its intangible assets generally using an accelerated method based on expected future cash flows from the use of the asset. The Corporation's intangible assets had a gross carrying value of $3.6 billion at March 31, 2002 and December 31, 2001 and accumulated amortization of $1.0 billion and $971.7 million at March 31, 2002 and December 31, 2001, respectively. For the three months ended March 31, 2002, the Corporation acquired approximately $63 million of credit card and other loan portfolios. As part of these acquisitions, the Corporation recognized an additional $13.6 million for the value of acquired Customer accounts. The Corporation's identifiable intangible assets had total amortization expense of $76.6 million and $98.0 million for the three months ended March 31, 2002 and 2001, respectively. An additional $229.5 million of unamortized identifiable intangible assets are scheduled to amortize during the remainder of 2002 and $291.9 million, $272.5 million, $255.5 million, and $236.3 million for 2003, 2004, 2005, and 2006, respectively. At March 31, 2002, the weighted average amortization period the Corporation used for the identifiable intangible assets was approximately 15 years.

The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible asset and a write down of the carrying value of the intangible asset.

NOTE G: ASSET SECURITIZATION

Asset securitization removes loan principal receivables from the Corporation's consolidated statement of financial condition and converts interest income, interchange income, credit card and other fees, insurance income, and recoveries in excess of interest paid to investors, credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trust and maintains other retained interests in the securitized assets. These retained interests include an interest-only strip receivable, cash reserve accounts, and in some transactions a subordinated interest. These retained interests are reported at estimated fair value with changes in fair value recorded in earnings.

Included in securitization income is the net incremental gain or loss on securitized loan principal receivables that the Corporation recognizes in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" ("Statement No. 140"). The net incremental gain or loss recognized on securitized loan principal receivables for all securitization transactions, including the impact of securitization transaction costs, was a $55.8 million loss during the three months ended March 31, 2002, as compared to a $24.4 million gain for the same period in 2001.

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable which represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, charge-off loan recoveries, gross credit losses, contractual servicing fees, and the coupon paid to the investors which are used to determine the excess spread to be received by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the
securitized loan principal receivables, and an appropriate discount rate.   The
Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.


Securitization income was $1.4 billion and $1.3 billion for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and December 31, 2001, the interest-only strip receivable for credit card loans was $980.1 million and $1.0 billion and the excess spread assumption for credit card loans was 4.94% and 5.14%, respectively. At March 31, 2002 and December 31, 2001, the interest-only strip receivable for other consumer loans was $101.0 million and $115.6 million and the excess spread assumption for other consumer loans was 2.32% and 2.60%, respectively.

H: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 2002, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)

Fixed-Rate Senior Medium-Term Notes, with interest
 rates of 6.25% and 7.50%, payable semi-annually,
 maturing in 2007 and 2012.............................         $800,000

Fixed-Rate Euro Medium-Term Note, with an interest
 rate of 6.50%, payable annually, maturing in 2007
 (EUR500.0 million)....................................          436,901

Fixed-Rate Medium-Term Deposit Notes, with interest
 rates of 4.35% and 5.02%, payable semi-annually,
 maturing in 2004 and 2005 (CAD$80.0 million)..........           50,004

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to reduce its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited ("MBNA Europe").


NOTE I: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
Net income.......................................  $    369,910  $    311,055

Other comprehensive income:
  Foreign currency translation...................       (14,850)      (35,237)
  Net unrealized (losses) gains on investment
   securities available-for-sale and other
   financial instruments.........................       (21,595)        8,155
                                                   ------------  ------------
Other comprehensive income.......................       (36,445)      (27,082)
                                                   ------------  ------------
Comprehensive income.............................  $    333,465  $    283,973
                                                   ============  ============

The components of accumulated other comprehensive income, net of tax, are as follows:
                                                     March 31,   December 31,
                                                       2002          2001
                                                   ------------  ------------
Foreign currency translation.....................  $    (90,790) $    (75,940)
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments.....................................         5,912        27,507
                                                   ------------  ------------
Accumulated other comprehensive income...........  $    (84,878) $    (48,433)
                                                   ============  ============

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

The Corporation allocates resources on a managed basis, and financial information provided to management reflects the Corporation's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange income, credit card and other fees, insurance income, recoveries, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of the net incremental gain or loss recognized on securitized loan principal receivables in accordance with Statement No. 140."

SEGMENT REPORTING
(dollars in thousands)
                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2002          2001
                                                 ------------  ------------
MANAGED INCOME STATEMENTS
Interest income................................  $  3,128,446  $  3,247,851
Interest expense...............................       853,373     1,460,074
                                                 ------------  ------------
Net interest income............................     2,275,073     1,787,777
Provision for possible credit losses...........     1,278,908       986,563
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................       996,165       801,214
Other operating income.........................       753,984       788,423
Other operating expense........................     1,166,695     1,091,151
                                                 ------------  ------------
Income before income taxes.....................       583,454       498,486
Applicable income taxes........................       213,544       187,431
                                                 ------------  ------------
Net income.....................................  $    369,910  $    311,055
                                                 ============  ============

MANAGED LOANS
At period end..................................  $ 95,361,456  $ 87,915,009
Average for the period.........................    96,295,607    87,985,326



SECURITIZATION ADJUSTMENTS
Interest income................................  $ (2,212,745) $ (2,413,696)
Interest expense...............................      (450,948)     (981,053)
                                                 ------------  ------------
Net interest income............................    (1,761,797)   (1,432,643)
Provision for possible credit losses...........      (919,515)     (767,723)
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................      (842,282)     (664,920)
Other operating income.........................       842,282       664,920
Other operating expense........................             -             -
                                                 ------------  ------------
Income before income taxes.....................             -             -
Applicable income taxes........................             -             -
                                                 ------------  ------------
Net income.....................................  $          -  $          -
                                                 ============  ============

SECURITIZED LOANS
At period end..................................  $(72,566,991) $(68,844,064)
Average for the period.........................   (72,361,802)  (69,237,079)




                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2002          2001
                                                 ------------  ------------
CONSOLIDATED STATEMENTS OF INCOME
Interest income................................  $    915,701  $    834,155
Interest expense...............................       402,425       479,021
                                                 ------------  ------------
Net interest income............................       513,276       355,134
Provision for possible credit losses...........       359,393       218,840
                                                 ------------  ------------
Net interest income after provision for
 possible credit losses........................       153,883       136,294
Other operating income.........................     1,596,266     1,453,343
Other operating expense........................     1,166,695     1,091,151
                                                 ------------  ------------
Income before income taxes.....................       583,454       498,486
Applicable income taxes........................       213,544       187,431
                                                 ------------  ------------
Net income.....................................  $    369,910  $    311,055
                                                 ============  ============

LOAN RECEIVABLES
At period end..................................  $ 22,794,465  $ 19,070,945
Average for the period.........................    23,933,805    18,748,247

NOTE K: ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement No. 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"). Technical Bulletin
No. 01-1 applies to single-step securitization structures utilized by the Corporation and clarifies certain isolation criteria related to the transfer of loan receivables that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delayed the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to convert to a two-step securitization structure and continue to meet the isolation criteria required by Statement No. 140 to achieve sales treatment. The Corporation believes that the required changes in its securitization structures are not significant, and that the implementation of any required changes will not have a material impact on the Corporation's consolidated financial statements. In January 2002, the State of Delaware passed legislation that may enable the Corporation to use a single-step securitization structure and continue to meet the isolation criteria of Statement No. 140, thereby maintaining sales treatment using a single-step securitization structure.





In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Statement No. 144 addresses the accounting and reporting for the impairment or disposal of certain tangible or intangible long-lived assets. Statement No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion
No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." In January 2002, the Corporation adopted Statement No. 144 and the implementation of Statement No. 144 did not have a material impact on the Corporation's consolidated financial statements.




                      MBNA CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (unaudited)

This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of MBNA Corporation. It should be read in conjunction with the consolidated financial statements, notes, and tables included in this report. For purposes of comparability, certain prior period amounts have been reclassified.

INTRODUCTION

MBNA Corporation ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited
("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations and customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. ("MBNA Delaware"), which offers home equity loans and business card products.

The Corporation's primary business is giving its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card and other consumer loans. The Corporation obtains funds to make these loans to its Customers primarily through raising deposits, the issuance of short-term and long-term debt, and the process of asset securitization. Asset securitization removes loan principal receivables from the consolidated statement of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation and the Corporation has no control over the trusts. The Corporation receives interest and fee income from its loans, investment securities and other interest-earning assets, which the Corporation uses to pay operating and business development expenses, cover its credit losses, and pay interest expense to its depositors, creditors, and investors for the use of their funds.

The Corporation generates interest and other income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other fees, insurance income, and interest earned on investment securities, money market instruments, and other interest-earning assets. The Corporation's primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to endorsing organizations and financial institutions; business development and operating expenses; and income taxes.



EARNINGS SUMMARY

Net income for the three months ended March 31, 2002 increased 18.9% to $369.9 million or $.42 per common share from $311.1 million or $.35 per common share for the same period in 2001. Earnings per common share amounts are presented assuming dilution.

The overall growth in earnings for the three months ended March 31, 2002 was primarily attributable to the growth in the Corporation's managed loans outstanding and an increase in the managed net interest margin, offset by higher credit losses. Managed loans consist of the Corporation's loans held for securitization, loan portfolio, and securitized loans. The Corporation's average managed loans increased 9.4% to $96.3 billion for the three months ended March 31, 2002, from $88.0 billion for the same period in 2001. Total managed loans at March 31, 2002 were $95.4 billion, a $7.4 billion increase from March 31, 2001. The increase in the managed net interest margin to 8.84% for the three months ended March 31, 2002, from 7.71% for the same period in 2001 reflects actions by the Federal Open Market Committee ("FOMC") of the Federal Reserve throughout 2001, which impacted overall market interest rates and decreased the Corporation's on-balance-sheet and securitization funding costs. The Corporation's managed credit losses as a percentage of average managed loans for the three months ended March 31, 2002 were 5.00%, compared to 4.35% for the same period in 2001.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization removes loan principal receivables from the consolidated statement of financial condition by the sale of loan principal receivables to investors, generally through a trust, that qualifies as a sale under generally accepted accounting principles. The Corporation continues to own and service the accounts that generate the loan principal receivables sold to the trust. Asset securitization converts interest income, interchange income, credit card and other fees, insurance income, and recoveries in excess of interest paid to investors, credit losses, and other trust expenses into securitization income. The Corporation had $72.6 billion of securitized loans at March 31, 2002 and $68.8 billion of securitized loans at March 31, 2001. During the three months ended March 31, 2002, the Corporation securitized $2.2 billion of credit card loan receivables, as compared to $2.0 billion of credit card loan receivables during the same period in 2001.

The Corporation's return on average total assets for the three months ended March 31, 2002 increased to 3.30% from 3.26% for the same period during 2001. The increase in return on average total assets is a result of the Corporation's net income growing faster than its average total assets as a result of asset securitization. The Corporation's return on average stockholders' equity was 19.42% for the three months ended March 31, 2002, as compared to 19.12% for the same period in 2001.










NET INTEREST INCOME

Net interest income represents interest income on total interest-earning assets, on a fully taxable equivalent basis where appropriate, less interest expense on total interest-bearing liabilities. A fully taxable equivalent basis represents the income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal income tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments.

Net interest income, on a fully taxable equivalent basis, increased $157.9 million to $513.5 million for the three months ended March 31, 2002 from the same period in 2001. Average interest-earning assets increased $7.9 billion for the three months ended March 31, 2002 from the same period in 2001, primarily as a result of an increase in average loan receivables of $5.2 billion. The yield on average interest-earning assets decreased 177 basis points to 10.36% for the three months ended March 31, 2002 from the same period in 2001. Average interest-bearing liabilities also increased $5.3 billion for the three months ended March 31, 2002 from the same period in 2001, as a result of an increase of $2.8 billion in average interest-bearing deposits and an increase of $2.4 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 188 basis points to 4.68% for the three months ended March 31, 2002 from 6.56% for the same period in 2001 reflects actions by the FOMC throughout 2001 which impacted overall market interest rates and lowered the Corporation's cost of funds.

The Corporation's net interest margin, on a fully taxable equivalent basis, was 5.81% for the three months ended March 31, 2002, as compared to 5.17% for the same period in 2001. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The actions by the FOMC throughout 2001 which impacted overall market rates did not have as large an effect on the Corporation's net interest margin as those actions had on the Corporation's managed net interest margin. The Corporation's on-balance-sheet interest-bearing liabilities include a higher percentage of fixed-rate funding sources and therefore interest rate changes do not impact these funding sources as quickly as those changes affect the Corporation's securitization transactions, which primarily have variable rates. Also, the Corporation's on-balance-sheet interest-bearing liabilities fund the Corporation's loan receivables as well as its lower yielding investment securities and money market instruments and noninterest-earning assets, thereby further reducing net interest income and the net interest margin. The Corporation's securitization transactions are used to fund the Corporation's securitized loans.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

The Corporation seeks to maintain its investment securities and money market instruments position at a level appropriate for the Corporation's liquidity needs. The Corporation's average investment securities and average money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets was 22.5% for the three months ended March 31, 2002, as compared to 21.9% for the same period in 2001.

Interest income on investment securities, on a fully taxable equivalent basis, decreased to $36.1 million for the three months ended March 31, 2002, as compared to $43.6 million for the same period in 2001. The decrease in interest income on investment securities for the three months ended March 31, 2002 was a result of a 186 basis point decrease in the yield earned on average investment securities, offset by an increase in average investment securities of $682.4 million for the three months ended March 31, 2002 from the same period in 2001.

Money market instruments include interest-earning time deposits in other banks and federal funds sold. Interest income on money market instruments for the three months ended March 31, 2002 decreased $21.2 million to $21.6 million, as compared to the same period in 2001. The decrease in interest income on money market instruments was a result of a 366 basis point decrease in the yield earned on average money market instruments, offset by an increase in average money market instruments of $1.3 billion for the three months ended March 31, 2002, as compared to the same period in 2001. The Corporation increased its money market instruments during the three months ended March 31, 2002 to fund the $1.3 billion credit card portfolio acquisition from Wachovia Corporation that occurred in April 2002.

OTHER INTEREST-EARNING ASSETS

Interest income on other interest-earning assets increased $8.8 million to $98.7 million for the three months ended March 31, 2002 from the same period in 2001 primarily as a result of the increase in the level of other interest-earning assets. The Corporation adopted Emerging Issues Task Force
Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on April 1, 2001. As a result, the Corporation now records accretion of interest income related to interests retained in a securitization transaction accounted for as a sale as interest income in the Corporation's consolidated statement of income. This income was previously recorded as securitization income in the Corporation's consolidated statement of income. The Corporation includes these retained interests in accounts receivable from securitization on the consolidated statement of financial condition. The implementation of EITF 99-20 did not impact the Corporation's consolidated net income.

LOAN RECEIVABLES

Loan receivables consist of the Corporation's loans held for securitization and loan portfolio.

Interest income generated by the Corporation's loan receivables increased $101.2 million to $759.6 million for the three months ended March 31, 2002 from the same period in 2001. The increase in interest income on loan receivables for the three months ended March 31, 2002 was primarily the result of an increase in average loan receivables of $5.2 billion from the same period in 2001. The yield earned by the Corporation for the three months ended March 31, 2002 on these receivables decreased 137 basis points to 12.87% as compared to 14.24% for the same period in 2001.



Table 1 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables decreased 7.5% to $22.8 billion at March 31, 2002, as compared to $24.6 billion at December 31, 2001.

Domestic credit card loan receivables decreased to $11.9 billion at March 31, 2002 from $14.4 billion at December 31, 2001. The decrease in domestic credit card loan receivables at March 31, 2002 was primarily a result of Customer payments exceeding new sales and cash volume activity. The Corporation securitized $2.2 billion of domestic credit card loan receivables, while $2.0 billion of previously securitized domestic credit card loan receivables amortized back into the Corporation's loan portfolio during the three months ended March 31, 2002. The yield on average domestic credit card loan receivables was 12.39% for the three months ended March 31, 2002, as compared to 14.40% for the same period in 2001. The decrease in the yield on average domestic credit card loan receivables reflects an increase in the percentage of loans in the portfolio with promotional rates and the lowering of promotional rates offered to attract and retain Customers and to grow loan receivables.

Domestic other consumer loan receivables were $6.2 billion at March 31, 2002, compared to $6.1 billion at December 31, 2001. The yield on average domestic other consumer loan receivables was 14.37% for the three months ended March 31, 2002, as compared to 15.07% for the same period in 2001. The Corporation's domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans. The decrease in the yield on average domestic other consumer loan receivables reflects an increase in the percentage of loans in the portfolio with promotional rates offered to attract and retain Customers and to grow loan receivables.

The Corporation originates and sells home equity loans through MBNA Delaware. The net gains realized by the Corporation from the sale of its home equity loans were not material to the Corporation's consolidated statement of income for the three months ended March 31, 2002 and 2001.

Foreign loan receivables increased $587.6 million to $4.7 billion at March 31, 2002, as compared to $4.1 billion at December 31, 2001. The growth in the Corporation's foreign loan receivables includes $353.5 million of previously securitized foreign loans, which amortized back into the Corporation's loan portfolio during the three months ended March 31, 2002. In addition, foreign loan receivables increased as a result of marketing programs at the Corporation's two foreign bank subsidiaries, MBNA Europe and MBNA Canada. The yield on average foreign loan receivables was 12.20% for the three months ended March 31, 2002, as compared to 12.56% for the same period in 2001. The decline in the yield on average foreign loan receivables reflects reduced rates offered on MBNA Europe's loan products to attract and retain Customers and grow loan receivables during the three months ended March 31, 2002.


TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                 March 31,     December 31,
                                                   2002           2001
                                               -------------  -------------
                                                (unaudited)
Loans held for securitization(a):
  Domestic:
    Credit card..............................  $   5,859,144  $   7,943,965
    Other consumer...........................      1,039,408      1,032,697
                                               -------------  -------------
      Total domestic loans held for
       securitization........................      6,898,552      8,976,662
  Foreign....................................      1,303,961        953,286
                                               -------------  -------------
      Total loans held for securitization....      8,202,513      9,929,948
Loan portfolio:
  Domestic:
    Credit card..............................      6,035,978      6,439,471
    Other consumer...........................      5,149,138      5,094,198
                                               -------------  -------------
      Total domestic loan portfolio..........     11,185,116     11,533,669
  Foreign....................................      3,406,836      3,169,947
                                               -------------  -------------
      Total loan portfolio...................     14,591,952     14,703,616
                                               -------------  -------------
      Total loan receivables.................  $  22,794,465  $  24,633,564
                                               =============  =============

(a) Loans held for securitization includes loans which were originated through certain endorsing organizations or financial institutions who have the contractual right to purchase the loans from the Corporation at fair value and the lesser of loans eligible for securitization or sale, or loans which management intends to securitize or sell within one year.

DEPOSITS

Total interest expense on deposits was $323.6 million for the three months ended March 31, 2002, as compared to $377.2 million for the same period in 2001. The decrease in interest expense on deposits of $53.6 million for the three months ended March 31, 2002 was primarily the result of a decrease of 153 basis points in the rate paid on average interest-bearing deposits, offset by a an increase of $2.8 billion in average interest-bearing deposits for the three months ended March 31, 2002, as compared to March 31, 2001. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001, which impacted overall market interest rates and decreased the Corporation's on-balance-sheet funding costs.

The Corporation's money market deposit accounts are variable-rate products. In addition, the Corporation's foreign time deposits, although fixed in nature, generally mature within one year. Therefore, the decrease in market interest rates throughout 2001 decreased the rate paid on average money market deposit accounts and average foreign time deposits during the three months ended
March 31, 2002, as compared to the same period in 2001. The Corporation's domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the lower market interest rates throughout 2001 decreased the rate paid on average domestic time deposits during the three months ended March 31, 2002, as compared to the same period in 2001, but not to the same extent as average money market deposit accounts and average foreign time deposits.

BORROWED FUNDS

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Interest expense on short-term borrowings increased to $11.5 million for the three months ended March 31, 2002, as compared to $2.6 million for the same period in 2001. The increase in interest expense on short-term borrowings for the three months ended March 31, 2002 was primarily a result of an increase of $1.2 billion in average short-term borrowings. The increase in average short-term borrowings for the three months ended March 31, 2002, as compared to the same period in 2001, was primarily a result of two on-balance sheet financings totaling $1.0 billion, which were entered into during 2001. These financings are secured by $1.1 billion of domestic other consumer loan receivables. The Corporation has the option to liquidate these financings on a monthly basis.

Interest expense on long-term debt and bank notes decreased to $67.3 million for the three months ended March 31, 2002, as compared to $99.1 million for the same period in 2001. The decrease in interest expense on long-term debt and bank notes during the three months ended March 31, 2002 was primarily a result of a decrease in the rate paid on average long-term debt and bank notes of 297 basis points, offset by an increase in average long-term debt and bank notes of $1.3 billion. The decrease in the rate paid on average long-term debt and bank notes reflects actions by the FOMC throughout 2001 which impacted overall market rates. Interest expense on domestic long-term debt and bank notes decreased $35.6 million during the three months ended March 31, 2002 primarily as a result of a decrease of 361 basis points in the rate paid on average domestic long-term debt and bank notes, as compared to the same period in 2001.

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three months ended
March 31, 2002 and 2001, respectively.













TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                   (unaudited)
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      1,025    1.19% $        3
    Foreign..................................     1,798,407    2.39      10,613
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,799,432    2.39      10,616
  Federal funds sold.........................     2,535,779    1.75      10,951
                                               ------------          ----------
        Total money market instruments.......     4,335,211    2.02      21,567
  Investment securities(a):
    Taxable..................................     3,635,633    3.95      35,397
    Tax-exempt(b)............................       110,414    2.62         714
                                               ------------          ----------
        Total investment securities..........     3,746,047    3.91      36,111
  Other interest-earning assets..............     3,836,092   10.43      98,702
  Loans held for securitization:
    Domestic:
      Credit card............................     6,938,775   12.82     219,331
      Other consumer.........................     1,029,068   14.70      37,290
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     7,967,843   13.06     256,621
    Foreign..................................     1,192,530   12.94      38,062
                                               ------------          ----------
        Total loans held for securitization.. 9,160,373 13.05 294,683 Loan portfolio:
    Domestic:
      Credit card............................     6,180,650   11.91     181,432
      Other consumer.........................     5,235,819   14.30     184,652
                                               ------------          ----------
        Total domestic loan portfolio........    11,416,469   13.00     366,084
    Foreign..................................     3,356,963   11.94      98,811
                                               ------------          ----------
        Total loan portfolio.................    14,773,432   12.76     464,895
                                               ------------          ----------
        Total loan receivables...............    23,933,805   12.87     759,578
                                               ------------          ----------
        Total interest-earning assets........    35,851,155   10.36  $  915,958
Cash and due from banks......................       780,537
Premises and equipment, net..................     2,139,414
Other assets.................................     7,505,632
Reserve for possible credit losses...........      (878,806)
                                               ------------
        Total assets.........................  $ 45,397,932
                                               ============

                                                  For the Three Months Ended
                                                        March 31, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                     (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 18,794,380    5.75% $  266,343
      Money market deposit accounts..........     6,634,452    2.99      48,905
      Interest-bearing transaction accounts..        51,137    1.82         230
      Savings accounts.......................        45,126    1.83         204
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    25,525,095    5.02     315,682
    Foreign:
      Time deposits..........................       814,035    3.95       7,933
                                               ------------          ----------
        Total interest-bearing deposits......    26,339,130    4.98     323,615
  Short-term borrowings:
    Domestic.................................     1,145,779    3.62      10,239
    Foreign..................................       224,345    2.28       1,259
                                               ------------          ----------
        Total short-term borrowings..........     1,370,124    3.40      11,498
  Long-term debt and bank notes(c):
    Domestic.................................     5,081,401    3.19      39,977
    Foreign..................................     2,116,763    5.24      27,335
                                               ------------          ----------
        Total long-term debt and bank notes..     7,198,164    3.79      67,312
                                               ------------          ----------
        Total borrowed funds.................     8,568,288    3.73      78,810
                                               ------------          ----------
        Total interest-bearing liabilities...    34,907,418    4.68     402,425
Noninterest-bearing deposits.................       899,208
Other liabilities............................     1,867,931
                                               ------------
        Total liabilities....................    37,674,557
Stockholders' equity.........................     7,723,375
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 45,397,932
                                               ============          ----------
        Net interest income..................                        $  513,533
                                                                     ==========
        Net interest margin..................                  5.81
        Interest rate spread.................                  5.68

(a) Average balances for investment securities available-for-sale are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended
    March 31, 2002 was $257.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.



                                                  For the Three Months Ended
                                                        March 31, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                   (unaudited)
Interest-earning assets:
  Interest-earning time deposits in other
   banks:
    Domestic.................................  $      1,252    4.53% $       14
    Foreign..................................     1,549,727    5.72      21,862
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,550,979    5.72      21,876
  Federal funds sold.........................     1,506,367    5.63      20,918
                                               ------------          ----------
        Total money market instruments.......     3,057,346    5.68      42,794
  Investment securities(a):
     Taxable.................................     2,963,988    5.77      42,160
     Tax-exempt(b)...........................        99,625    5.74       1,410
                                               ------------          ----------
        Total investment securities..........     3,063,613    5.77      43,570
  Other interest-earning assets(a)...........     3,038,851   12.00      89,917
  Loans held for securitization:
    Domestic:
      Credit card............................     4,987,996   14.87     182,873
      Other consumer.........................     1,015,666   14.71      36,827
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     6,003,662   14.84     219,700
    Foreign..................................       833,563   13.70      28,158
                                               ------------          ----------
        Total loans held for securitization.. 6,837,225 14.70 247,858 Loan portfolio:
    Domestic:
      Credit card............................     6,561,493   14.04     227,195
      Other consumer.........................     3,076,093   15.19     115,215
                                               ------------          ----------
        Total domestic loan portfolio........     9,637,586   14.41     342,410
    Foreign..................................     2,273,436   12.15      68,099
                                               ------------          ----------
        Total loan portfolio.................    11,911,022   13.98     410,509
                                               ------------          ----------
        Total loan receivables...............    18,748,247   14.24     658,367
                                               ------------          ----------
        Total interest-earning assets........    27,908,057   12.13  $  834,648
Cash and due from banks......................       725,823
Premises and equipment, net..................     1,823,851
Other assets.................................     8,720,462
Reserve for possible credit losses...........      (530,798)
                                               ------------
          Total assets.......................  $ 38,647,395
                                               ============
                                                  For the Three Months Ended
                                                        March 31, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                     (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,736,437    6.72% $  294,071
      Money market deposit accounts..........     5,045,234    5.87      72,977
      Interest-bearing transaction accounts..        43,932    5.03         545
      Savings accounts.......................        10,186    4.98         125
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    22,835,789    6.53     367,718
    Foreign:
      Time deposits..........................       660,242    5.85       9,526
                                               ------------          ----------
        Total interest-bearing deposits......    23,496,031    6.51     377,244
  Short-term borrowings:
    Domestic.................................        33,975    5.59         468
    Foreign..................................       158,479    5.58       2,181
                                               ------------          ----------
        Total short-term borrowings..........       192,454    5.58       2,649
  Long-term debt and bank notes(c):
    Domestic.................................     4,504,996    6.80      75,583
    Foreign..................................     1,442,298    6.62      23,545
                                               ------------          ----------
        Total long-term debt and bank notes..     5,947,294    6.76      99,128
                                               ------------          ----------
        Total borrowed funds.................     6,139,748    6.72     101,777
                                               ------------          ----------
        Total interest-bearing liabilities...    29,635,779    6.56     479,021
Noninterest-bearing deposits.................       873,721
Other liabilities............................     1,540,563
                                               ------------
        Total liabilities....................    32,050,063
Stockholders' equity.........................     6,597,332
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 38,647,395
                                               ============          ----------
        Net interest income..................                        $  355,627
                                                                     ==========
        Net interest margin..................                  5.17
        Interest rate spread.................                  5.57
(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended
    March 31, 2001 was $493.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.
OTHER OPERATING INCOME

Total other operating income increased 9.8% or $142.9 million to $1.6 billion for the three months ended March 31, 2002, as compared to the same period in 2001. The increase in other operating income was primarily attributable to a $103.7 million or 8.3% increase in securitization income for the three months ended March 31, 2002, which grew to $1.4 billion. The increase in securitization income for the three months ended March 31, 2002 was the result of a $3.1 billion or 4.5% increase in average securitized loans from the same period in 2001. Also, the securitized net interest margin increased to 10.43% for the three months ended March 31, 2002, as compared to 8.78% for the same period in 2001, primarily as a result of a 322 basis point decrease in the rates paid to investors in the Corporation's securitization transactions, which generally reset on a monthly basis. The decrease in the rates paid to investors reflects actions by the FOMC throughout 2001, which impacted overall market interest rates. The decrease in the rate paid to investors was offset by a decrease in the yield earned on average securitized loans. The yield earned on average securitized loans decreased to 12.95% for the three months ended March 31, 2002, as compared to 14.66% for the same period in 2001. The 165 basis point increase in the securitized net interest margin increased securitization income $277.3 million for the three months ended March 31, 2002, as compared to the same period in 2001. The increase of $329.2 million in the securitized net interest income was partially offset by an increase of $151.8 million in securitized charge-offs. Securitized net credit losses as a percentage of average securitized loans was 5.08% for the three months ended March 31, 2002, as compared to 4.44% for the same period in 2001.

Included in securitization income is the net incremental gain or loss on securitized loan principal receivables that the Corporation recognizes in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" ("Statement No. 140"). The net incremental gain or loss recognized on securitized loan principal receivables for all securitization transactions, including the impact of securitization transaction costs, was a $55.8 million loss during the three months ended March 31, 2002, as compared to a $24.4 million gain for the same period in 2001.

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable which represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, charge-off loan recoveries, gross credit losses, contractual servicing fees, and the coupon paid to the investors which are used to determine the excess spread to be received by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the
securitized loan principal receivables, and an appropriate discount rate.   The
Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.


The loss recognized by the Corporation on its securitized loan principal receivables during the three months ended March 31, 2002, was primarily a result of a decrease in the projected excess spread assumption related to the interest-only strip receivable. The projected excess spread for securitized credit card principal receivables decreased to 4.94% at March 31, 2002, as compared to 5.14% at December 31, 2001. The projected excess spread for securitized other consumer principal receivables decreased to 2.32% at March 31, 2002, as compared to 2.60% at December 31, 2001. The decrease in the projected excess spread assumption was primarily the result of a decrease in the projected interest income yields on securitized loans due to the Corporation's pricing decision to attract and retain Customers and to grow loans. The decrease in the projected excess spread assumption was also a result of anticipated higher funding costs resulting from expected increases in market interest rates, as the rates paid to investors in the Corporation's securitized transactions are primarily variable in nature. The decrease in the projected interest income yields on securitized loans and the expected increase in market interest rates were partially offset by lower projected charge-off rates.

Credit card fees were $93.0 million for the three months ended March 31, 2002 as compared to $61.3 million for the same period in 2001. Credit card fees include annual, late, overlimit, returned check, cash advance, express payment fees, and other miscellaneous fees earned on the Corporation's credit card loans. The increase in credit card fees was primarily a result of an increase in the number of cash advance fees and express payment fees assessed.

OTHER OPERATING EXPENSE

Total other operating expense increased 6.9% to $1.2 billion for the three months ended March 31, 2002, as compared to $1.1 billion for the same period in 2001. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining domestic and foreign credit card and other consumer loan Customers. The Corporation added
2.1 million new accounts for the three months ended March 31, 2002, compared to
2.5 million new accounts for the same period in 2001. The Corporation added 93 new endorsements from organizations during the three months ended March 31, 2002, compared to 121 new endorsements for the same period in 2001.

Salaries and employee benefits increased $40.0 million to $479.0 million for the three months ended March 31, 2002 from the same period in 2001. The increase in salaries and employee benefits primarily reflects the increased number of people to service the Corporation's higher number of Customers and increases in employee compensation levels. At March 31, 2002, the Corporation had approximately 25,700 full-time equivalent employees, as compared to 24,100 full-time equivalent employees at March 31, 2001.

Other operating expense also includes amortization of intangible assets. The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible asset and a write down of the carrying value of the intangible asset.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives are no longer amortized, but instead are subject to an annual impairment test. At March 31, 2002, the Corporation did not have a material amount of goodwill or intangible assets with indefinite lives or any other nonamortizing assets. Other separately identifiable intangible assets, which for the Corporation are primarily the value of acquired Customer accounts, continue to be amortized over their estimated useful lives. Prior to 2002, the Corporation amortized the value of acquired Customer accounts over a period that was generally limited to ten years. In accordance with Statement No. 142, the Corporation completed an analysis of the associated benefits of the value of its acquired Customer accounts. As a result, on January 1, 2002, the Corporation extended the amortization period of the value of the acquired Customer accounts,
generally to 15 years, to better match their estimated useful lives.   For the
three months ended March 31, 2002, the Corporation's amortization expense was reduced $24.3 million (pretax) as a result of the extension of the amortization period.

Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                            (unaudited)
Purchased services................................  $    118,175  $    125,998
Advertising.......................................        86,805        57,770
Collection........................................        12,273        10,244
Stationery and supplies...........................        10,792        10,653
Service bureau....................................        17,077        14,434
Postage and delivery..............................       109,885        83,051
Telephone usage...................................        22,435        20,273
Loan receivable fraud losses......................        44,162        42,422
Amortization of intangible assets.................        76,628        97,978
Computer software.................................        24,437        19,279
Other.............................................        69,105        81,034
                                                    ------------  ------------
  Total other operating expense...................  $    591,774  $    563,136
                                                    ============  ============



INCOME TAXES

The Corporation recognized applicable income taxes of $213.5 million for the three months ended March 31, 2002, as compared to $187.4 million for the same period in 2001. These amounts represent an effective tax rate of 36.6% and 37.6% for the three months ended March 31, 2002 and 2001, respectively.

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the credit quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, the composition of the Corporation's loans between credit card and other consumer loans, and the seasoning of the Corporation's loans. As new loans season, the delinquency and charge-off rates on these loans generally rise and then stabilize. The Corporation's financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation's loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. These trends are considered in establishing the reserve for possible credit losses.

DELINQUENCIES

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Delinquency as a percentage of the Corporation's loan portfolio was 4.48% at March 31, 2002, compared with 4.64% at December 31, 2001. The Corporation's delinquency as a percentage of managed loans was 4.97% at March 31, 2002, compared to 5.09% at December 31, 2001.

Table 4 presents delinquent loans for the Corporation's loan portfolio, excluding loans held for securitization, and the Corporation's managed loans.

Loan delinquency on the domestic credit card loan portfolio was 4.67% at March 31, 2002, as compared to 4.58% at December 31, 2001. Loan delinquency on the domestic other consumer loan portfolio was 5.63% at March 31, 2002, as compared to 5.96% at December 31, 2001. Loan delinquency on the foreign loan portfolio was 2.39% at March 31, 2002, as compared to 2.63% at December 31, 2001. The delinquency rate on the Corporation's foreign loans is typically lower than the delinquency rate on the Corporation's domestic credit card loans. The Corporation's domestic other consumer loans typically have a higher delinquency and charge-off rate than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on domestic other consumer loans.













TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                           March 31, 2002    December 31, 2001
                                         ------------------  -----------------
                                             (unaudited)
Loan portfolio
Loan portfolio outstanding.............  $14,591,952         $14,703,616
Loan portfolio delinquent:
  30 to 59 days........................  $   229,900   1.58% $   260,421  1.77%
  60 to 89 days........................      137,045    .94      145,061   .99
  90 or more days......................      286,621   1.96      276,277  1.88
                                         -----------  -----  ----------- -----
      Total............................  $   653,566   4.48% $   681,759  4.64%
                                         ===========  =====  =========== =====
Loan portfolio delinquent by
 geographic area:
  Domestic:
    Credit card........................  $   282,039   4.67% $   294,901  4.58%
    Other consumer.....................      290,092   5.63      303,365  5.96
                                         -----------         -----------
      Total domestic...................      572,131   5.12      598,266  5.19
  Foreign..............................       81,435   2.39       83,493  2.63
                                         -----------         -----------
      Total............................  $   653,566   4.48  $   681,759  4.64
                                         ===========         ===========

Managed loans
Managed loans outstanding..............  $95,361,456         $97,496,051
Managed loans delinquent:
  30 to 59 days........................  $ 1,637,449   1.72% $ 1,816,893  1.86%
  60 to 89 days........................      977,836   1.03    1,039,861  1.07
  90 or more days......................    2,124,945   2.22    2,105,707  2.16
                                         -----------  -----  ----------- -----
      Total............................  $ 4,740,230   4.97% $ 4,962,461  5.09%
                                         ===========  =====  =========== =====
Managed loans delinquent by
 geographic area:
  Domestic:
    Credit card........................  $ 3,653,770   5.04% $ 3,779,113  5.05%
    Other consumer.....................      758,762   6.38      811,159  6.86
                                         -----------         -----------
      Total domestic...................    4,412,532   5.23    4,590,272  5.29
  Foreign..............................      327,698   3.00      372,189  3.45
                                         -----------         -----------
      Total............................  $ 4,740,230   4.97  $ 4,962,461  5.09
                                         ===========         ===========

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans are presented in Table 5 for the Corporation's loan portfolio, excluding loans held for securitization, and managed loans.





TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                         March 31, 2002     December 31, 2001
                                       ------------------   -----------------
                                           (unaudited)
Loan portfolio:
Nonaccrual loans.....................  $           20,057   $          17,459
Reduced-rate loans...................             302,983             299,541
                                       ------------------   -----------------
  Total other nonperforming loans....  $          323,040   $         317,000
                                       ==================   =================
Other nonperforming loans as a % of
 ending loan portfolio...............                2.21%               2.16%

Managed loans:
Nonaccrual loans.....................  $          211,098   $         173,825
Reduced-rate loans...................           2,451,075           2,360,392
                                       ------------------   -----------------
  Total other nonperforming loans....  $        2,662,173   $       2,534,217
                                       ==================   =================
Other nonperforming loans as a % of
 ending managed loans...............                2.79%               2.60%

NET CREDIT LOSSES

The Corporation's net credit losses include the principal amount of losses charged off less current period recoveries and exclude accrued interest and fees and fraud losses. The Corporation records current period recoveries on loans previously charged off in the reserve for possible credit losses. The Corporation sells charged-off loans and records the proceeds received from these sales as recoveries. Accrued interest and fees are charged to current earnings when the loan is charged off. The Corporation's policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due, closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due, and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. The Corporation charges off deceased accounts when the loss is determined.

In December 2001, the Corporation elected to amend its securitization agreements to transfer the legal right to recoveries from charged-off securitized loans from the Corporation to the securitization transaction cash flows. Previously, the Corporation recognized these recoveries in the reserve for possible credit losses. As a result of the amendment, the Corporation now recognizes recoveries from charged-off securitized loans in the related trusts in accordance with their respective contractual agreements. For comparability purposes, certain prior period amounts have been reclassified to reflect the impact of the amendment. This reclassification did not affect the Corporation's managed loan quality ratios.

Net credit losses for the three months ended March 31, 2002 were $284.9 million, compared to $190.2 million for the same period in 2001. The increase in net credit losses for the three months ended March 31, 2002 reflects a weaker economy, an increase in the percentage of other consumer loans to total loan receivables, the continuing seasoning of the Corporation's accounts, and an increase in average loan receivables.

Net credit losses as a percentage of average loan receivables were 4.76% for the three months ended March 31, 2002, compared to 4.06% for the same period in 2001. The Corporation's managed credit losses as a percentage of average managed loans for the three months ended March 31, 2002 were 5.00%, compared to 4.35% for the same period in 2001.

Net charge-offs on domestic credit card loan receivables were 4.80% for the three months ended March 31, 2002, as compared to 4.43% for the same period in 2001. Net charge-offs on domestic other consumer loan receivables were 6.16% for the three months ended March 31, 2002, as compared to 4.12% for the same period in 2001. Net charge-offs on foreign loan receivables were 2.72% for the three months ended March 31, 2002, as compared to 2.62% for the same period in 2001.

RESERVE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation's loan receivables based on a projection of probable future net credit losses on the Corporation's loan receivables. The Corporation's net credit losses include the principal balance of loans charged off less current period recoveries and exclude accrued interest and fees and fraud losses. The Corporation regularly performs a migration analysis of delinquent and current accounts in order to determine an appropriate reserve for possible credit losses. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. In completing the analysis of the adequacy of the reserve for possible credit losses, the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors are considered. Significant changes in these factors could impact the establishment of an appropriate reserve for possible credit losses. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level.

The Corporation's reserve for possible credit losses increased to $908.2 million at March 31, 2002. The provision for possible credit losses for the three months ended March 31, 2002 was $359.4 million, compared to $218.8 million for the same period in 2001. The increase in the reserve for possible credit losses and the related provision for possible credit losses primarily reflects a weaker economy as demonstrated by the increase in the Corporation's net credit losses. The Corporation also anticipates an increase in the dollar amount of future net credit losses as the Corporation has experienced an increase in the number of bankruptcy filings. As a result, the Corporation has increased its reserve for possible credit losses.

Table 6 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan portfolio and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the reserve for possible credit losses.





TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                            (unaudited)
Reserve for possible credit losses, beginning of
 period...........................................  $    833,423  $    527,573
  Reserves acquired...............................           937        10,322
  Provision for possible credit losses:
    Domestic......................................       298,440       193,380
    Foreign.......................................        60,953        25,460
                                                    ------------  ------------
        Total provision for possible credit
          losses..................................       359,393       218,840
  Foreign currency translation....................          (633)         (846)
  Credit losses:
    Domestic:
      Credit card.................................      (167,393)     (136,696)
      Other consumer..............................      (101,000)      (45,116)
                                                    ------------  ------------
        Total domestic credit losses..............      (268,393)     (181,812)
    Foreign.......................................       (34,983)      (24,476)
                                                    ------------  ------------
        Total credit losses.......................      (303,376)     (206,288)
  Recoveries:
    Domestic:
      Credit card.................................         9,912         8,924
      Other consumer..............................         4,487         3,016
                                                    ------------  ------------
        Total domestic recoveries.................        14,399        11,940
    Foreign.......................................         4,043         4,159
                                                    ------------  ------------
        Total recoveries..........................        18,442        16,099
                                                    ------------  ------------
  Net credit losses...............................      (284,934)     (190,189)
                                                    ------------  ------------
Reserve for possible credit losses, end of period.  $    908,186  $    565,700
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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 2002 and December 31, 2001, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices

TABLE 7:  REGULATORY CAPITAL RATIOS

                         March 31,  December 31,   Minimum    Well-Capitalized
                           2002         2001     Requirements   Requirements
                        ----------- ------------ ------------ ----------------
                        (unaudited)
MBNA Corporation
Tier 1.................    16.54%      15.99%        4.00%          (a)
Total..................    18.54       17.97         8.00           (a)
Leverage...............    17.57       18.12         4.00           (a)

MBNA America Bank, N.A.
Tier 1.................    14.47       13.14         4.00           6.00%
Total..................    16.50       15.13         8.00          10.00
Leverage...............    15.28       15.00         4.00           5.00

MBNA America
 (Delaware), N.A.
Tier 1.................    18.13       18.24         4.00           6.00
Total..................    19.39       19.28         8.00          10.00
Leverage...............    17.56       18.49         4.00           5.00

(a) Not applicable for bank holding companies.

In November 2001, the FFIEC published revised risk-based capital guidelines to address the treatment of recourse obligations, retained interests and direct credit substitutes that expose banks and bank holding companies to credit risk. The revised guidelines treat recourse obligations and direct credit substitutes more consistently than the agencies' current risk-based capital standards, and introduce a credit ratings-based approach to assigning risk weights within a securitization. The revised guidelines also impose a "dollar-for-dollar" capital charge on retained interests and a concentration limit on the interest-only strip receivable, a subset of retained interests. The revised guidelines were effective for all transactions settled on or after January 1, 2002. For transactions entered into before January 1, 2002, the Corporation may elect early adoption for any provision of the revised guidelines that results in reduced capital requirements, and may delay adoption until December 31, 2002 for any provision that results in increased capital requirements. The revised guidelines when adopted will result in increased capital requirements for the Corporation and the Bank. If the increased capital requirements had been in effect at March 31, 2002, the Corporation would have remained adequately capitalized and the Bank would have remained "well-capitalized" for regulatory capital purposes. MBNA Delaware's regulatory capital ratios were unaffected. There are no conditions or events that have occurred since March 31, 2002 that have changed the Bank's or MBNA Delaware's regulatory capital classification.

DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation's preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the three months ended March 31, 2002, the Corporation declared dividends on its preferred stock of $3.5 million and on its common stock of $85.2 million.

On April 11, 2002, the Corporation's Board of Directors declared a quarterly dividend of $.10 per common share, payable July 1, 2002 to shareholders of record as of June 14, 2002. Also, on April 11, 2002, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.3685 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable July 15, 2002 to stockholders of record as of June 28, 2002.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 2002, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $2.7 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.



The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation's senior syndicated revolving credit facility. This facility was not drawn upon at March 31, 2002. If this facility had been drawn upon at March 31, 2002, the amount of retained earnings available for declaration of dividends would have been further limited to $1.7 billion.

LIQUIDITY AND RATE SENSITIVITY

The Corporation seeks to maintain prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

LIQUIDITY MANAGEMENT

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations amortize, debt and other deposits mature, and payments on other obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations, and other assets and liabilities.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Corporation's loan receivables as a major funding alternative. At March 31, 2002, the Corporation funded approximately 76.1% of its managed loans through securitization transactions. Additional liquidity is provided to the Corporation through committed facilities.

The consumer asset-backed securitization market in the United States currently exceeds $1 trillion, with approximately $83 billion of asset-backed securities issued during the three months ended March 31, 2002. An additional $18 billion of consumer asset-backed securities were issued in European markets during the three months ended March 31, 2002. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties the Corporation may be unable to securitize its loan receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan receivables include the overall credit quality of the Corporation's securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Corporation's consolidated statement of financial condition, and lower loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan receivables from the Corporation's statement of financial condition, the Corporation would possibly need to raise additional capital to support loan and asset growth, provide additional credit enhancement, and meet the minimum regulatory capital requirements.

Total deposits at March 31, 2002 and December 31, 2001 were $27.2 billion and $27.1 billion, respectively. Table 8 provides the maturities of the Corporation's deposits at March 31, 2002.

TABLE 8: MATURITIES OF DEPOSITS AT MARCH 31, 2002
(dollars in thousands)

                                         Direct         Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less................  $ 10,320,782  $  1,338,759  $ 11,659,541
Over three months through twelve
 months.............................     4,991,132     1,287,309     6,278,441
Over one year through five years....     4,870,061     4,392,829     9,262,890
Over five years.....................         7,003             -         7,003
                                      ------------  ------------  ------------
  Total deposits....................  $ 20,188,978  $  7,018,897  $ 27,207,875
                                      ============  ============  ============

The Corporation also held $3.8 billion in investment securities and $5.4 billion of money market instruments at March 31, 2002, compared to $3.5 billion in investment securities and $3.0 billion in money market instruments at December 31, 2001. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at March 31, 2002, $1.1 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.4 billion at March 31, 2002 and $3.1 billion at December 31, 2001. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. The Corporation increased its money market instruments during the three months ended March 31, 2002 to fund the $1.3 billion credit card portfolio acquisition from Wachovia Corporation that occurred in April 2002.


Estimated maturities of the Corporation's investment securities, on a fully taxable equivalent basis, are presented in Table 9.

TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 2002
(dollars in thousands) (unaudited)
                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1       1-5       6-10       Over
                                       Year        Years      Years    10 Years
                                    ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $  725,199  $1,514,424  $       -  $      -
State and political subdivisions
 of the United States.............     103,570           -          -         -
Asset-backed and other securities.     305,931     712,478      6,362       447
                                    ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale.............  $1,134,700  $2,226,902  $   6,362  $    447
                                    ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $        -  $        -  $       -  $384,721
State and political subdivisions
 of the United States.............           -         166        649     5,720
Asset-backed and other securities.       1,000       1,000          -    60,682
                                    ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity...............  $    1,000  $    1,166  $     649  $451,123
                                    ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $2,239,623  $2,239,623
State and political subdivisions
 of the United States.............     103,570     103,570
Asset-backed and other securities.   1,025,218   1,025,218
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $3,368,411  $3,368,411
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  384,721  $  363,818
State and political subdivisions
 of the United States.............       6,535       7,788
Asset-backed and other securities.      62,682      62,713
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  453,938  $  434,319
                                    ==========  ==========



Table 10 provides a summary of the Corporation's estimated liquidity requirements at March 31, 2002.

TABLE 10: SUMMARY OF ESTIMATED LIQUIDITY REQUIREMENTS
          (dollars in thousands)

                              Estimated Liquidity Requirements
                                      at March 31, 2002
                            -------------------------------------
                              Within                     Over
                              1 Year      1-5 Years     5 Years       Total
                            -----------  -----------  -----------  ------------
Deposits................... $17,937,982  $ 9,262,890  $     7,003  $ 27,207,875
Short-term borrowings......   1,270,875            -            -     1,270,875
Long-term debt and bank
 notes (par value).........   1,964,462    4,665,869    1,332,003     7,962,334
Securitized loans
 (investor  principal).....  10,001,056   45,383,616   15,476,221    70,860,893
Minimum rental payments
 under noncancelable
 operating leases..........      27,754       45,307        1,446        74,507
                            -----------  -----------  -----------  ------------
  Total estimated
   liquidity requirements.. $31,202,129  $59,357,682  $16,816,673  $107,376,484
                            ===========  ===========  ===========  ============

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to the change in earnings resulting from fluctuations in interest rates, variability in the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, and the differences in repricing intervals between assets and liabilities. Interest rate changes also impact the valuation of the interest-only strip receivable and securitization income. The management of interest rate sensitivity attempts to maximize earnings by minimizing any negative impacts of changing market rates, asset and liability mix, and prepayment trends. Interest rate sensitive assets/liabilities have yields/rates that can change within a designated time period due to their maturity, a change in an underlying index rate, or the contractual ability of the Corporation to change the yield/rate.

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates and differences in the repricing characteristics between interest rate sensitive assets and liabilities. The Corporation analyzes its level of interest rate risk using several analytical techniques. In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of interest rate swap agreements and foreign exchange swap agreements. The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. For this reason, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings.




An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Key assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at March 31, 2002, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $62 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $62 million in projected net income during the next twelve months.

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

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged.
The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At
March 31, 2002, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $70 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138") on January 1, 2001. The standards required that all derivative financial instruments be recorded on the Corporation's consolidated statement of financial condition at fair value and established criteria for designation and effectiveness of hedging relationships. The Corporation recognized a $2.5 million (pretax) loss upon implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of Statement No. 133 by the Corporation did not affect the Corporation's hedging strategy.

ASSET SECURITIZATION

In September 2000, Statement No. 140 was issued. Statement No. 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. The Corporation adopted Statement No. 140's revised accounting standards for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of Statement No. 140 did not have a material impact on the Corporation's consolidated financial statements.

Asset securitization is the process whereby loan principal receivables are converted into securities generally referred to as asset-backed securities.
The securitization of the Corporation's loan principal receivables is accomplished primarily through the public and private issuance of these asset-backed securities. Asset securitization removes loan principal receivables from the consolidated statement of financial condition through the sale of loan principal receivables, generally to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables. As loan principal receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

After a securitization, the Corporation continues to own and service the accounts that generate the loan principal receivables. In addition, the Corporation also sells the rights to new loan principal receivables, including most fees generated by the accounts and payments received from the accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive a AAA credit rating at the time of issuance. This AAA credit rating is generally achieved through the sale of lower-rated subordinated classes of asset-backed securities. The Corporation receives a servicing fee for servicing the accounts. The Corporation maintains retained interests in its securitization transactions, which are included in accounts receivable from securitization in the consolidated statement of financial condition. The investors and providers of credit enhancement have a lien on a portion of these retained interests. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

The trusts are qualified special purpose entities as defined under Statement No. 140. To meet the criteria to be considered a qualifying special purpose entity, a trust must be demonstrably distinct from the Corporation and have activities that are significantly limited and entirely specified in the legal documents that established the trust. The Corporation cannot change the activities that the trust can perform. These activities may only be changed by a majority of the beneficial interest holders, not including the Corporation. As qualifying special purpose entities under Statement No. 140, the trusts' assets and liabilities are not consolidated in the statement of financial condition of the Corporation. The trusts are administered by an independent trustee.

During the revolving period, which generally ranges from 24 months to 120 months, the trust makes no principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan principal receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investors' undivided interest remains unchanged. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust allocates principal payments to the investors, the Corporation's on-balance-sheet loan receivables increase by the amount of any new purchases or cash advance activity on the accounts.

In July 2001, the Financial Accounting Standards Board issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement No. 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"). Technical Bulletin
No. 01-1 applies to single-step securitization structures utilized by the Corporation and clarifies certain isolation criteria related to the transfer of loan receivables that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delayed the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to convert to a two-step securitization structure and continue to meet the isolation criteria required by Statement No. 140 to achieve sales treatment. The Corporation believes that the required changes in its securitization structures are not significant, and that the implementation of any required changes will not have a material impact on the Corporation's consolidated financial statements. In January 2002, the State of Delaware passed legislation that may enable the Corporation to use a single-step securitization structure and continue to meet the isolation criteria of Statement No. 140, thereby maintaining sales treatment using a single-step securitization structure.

During the three months ended March 31, 2002, the Corporation securitized credit card loan receivables totaling $2.2 billion, while $2.3 billion of previously securitized credit card loan receivables amortized back into the Corporation's loan portfolio. The total amount of securitized loans was $72.6 billion or 76.1% of managed loans at March 31, 2002, compared to $72.9 billion or 74.7% at December 31, 2001. An additional $7.4 billion of previously securitized loans is scheduled to amortize during the remainder of 2002. The amortization amount is based upon estimated amortization periods, which are subject to change.





Table 11 shows the Corporation's securitized loans distribution.

TABLE 11:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                     March 31,   December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (unaudited)
Securitized Loans
  Domestic:
    Credit card..................................  $ 60,667,420  $ 60,501,860
    Other consumer...............................     5,698,699     5,702,658
                                                   ------------  ------------
      Total domestic securitized loans...........    66,366,119    66,204,518

  Foreign:
    Credit card..................................     6,200,872     6,657,969
                                                   ------------  ------------
      Total foreign securitized loans............     6,200,872     6,657,969
                                                   ------------  ------------
      Total securitized loans....................  $ 72,566,991  $ 72,862,487
                                                   ============  ============

Distribution of principal to investors may begin sooner than the scheduled amortization period if the average annualized yield (generally including interest income, interchange income, charged-off loan recoveries and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur.

Table 12 shows summarized yields for each trust for the three-month period ended March 31, 2002. The yield in excess of minimum yield for each of the trusts are presented on a cash basis and include various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

TABLE 12: YIELDS ON SECURITIZED TRANSACTIONS

                                                  Number      Average   Average
                                     Investor    of Series  Annualized  Minimum
                                     Principal   in Trust      Yield     Yield
                                    -----------  ---------  ----------  -------
                                                    (unaudited)

MBNA Master Credit Card Trust II..  $45,761,638      64       18.23%     9.67%
UK Receivables Trust..............    3,632,463       9       20.13     11.77
Gloucester Credit Card Trust......    1,381,644       7       18.47      8.75
MBNA Master Consumer Loan Trust...    5,560,278       3          (b)       (b)
MBNA Triple A Master Trust........    1,500,000       2       17.38      9.25
MBNA Credit Card Master Note
 Trust (c)........................   11,956,175      18       18.32      9.63
UK Receivables Trust II...........    1,068,695       2       20.54     11.51


                                                Yield in Excess of Minimum (a)
                                               --------------------------------
                                                               Series Range
                                                Weighted   --------------------
                                                Average      High        Low
                                               ----------  ---------  ---------
                                                          (unaudited)
MBNA Master Credit Card Trust II....              8.56%       8.88%      5.69%
UK Receivables Trust................              8.36        9.13       6.16
Gloucester Credit Card Trust........              9.71       10.51       9.24
MBNA Master Consumer Loan Trust.....                (b)         (b)        (b)
MBNA Triple A Master Trust..........              8.13        8.13       8.11
MBNA Credit Card Master Note
 Trust (c)..........................              8.68        8.68       8.68
UK Receivables Trust II.............              9.03        9.07       8.96

(a) The Yield in Excess of Minimum represents the trust's average annualized yield less its average minimum yield.
(b) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from Table 12.
(c) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries, MBNA Credit Card Master Note Trust issued specific classes of notes which contribute on a prorated basis to the calculation of the average yield in excess of minimum. This average yield in excess of minimum impacts the distribution of principal to investors of all classes within the MBNAseries.




























PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of the Stockholders of MBNA Corporation was held on May 1, 2002.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:
                                                       Number of Votes
                                                -----------------------------
                                                     For          Withheld
                                                -------------  --------------

Alfred Lerner.................................   739,656,059     21,247,937
Charles M. Cawley.............................   734,372,851     26,531,145
James H. Berick, Esq..........................   734,274,258     26,629,738
Benjamin R. Civiletti, Esq....................   734,275,674     26,628,322
Bernadine P. Healy, M.D.......................   706,796,376     54,107,620
William L. Jews...............................   738,245,982     22,658,014
Randolph D. Lerner, Esq.......................   734,260,372     26,643,624
Stuart L. Markowitz, M.D......................   737,951,248     22,952,748
Michael Rosenthal, Ph.D.......................   737,959,104     22,944,892

The Corporation had 851,781,250 shares entitled to vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------
     12                   Computation of Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividend Requirements



EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

 For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
                                                           (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    583,454  $    498,486
Fixed charges....................................       405,709       481,761
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (1,753)         (644)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    987,410  $    979,603
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    404,342  $    479,807
Portion of rents representative of the interest
 factor..........................................         1,367         1,954
                                                   ------------  ------------
Fixed charges....................................       405,709       481,761
Preferred stock dividend requirements............         5,546         5,710
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    411,255  $    487,471
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.40          2.01












                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
                                                           (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    583,454  $    498,486
Fixed charges....................................        82,094       104,517
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (1,758)         (649)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    663,790  $    602,354
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $     80,727  $    102,563
Portion of rents representative of the interest
 factor..........................................         1,367         1,954
                                                   ------------  ------------
Fixed charges....................................        82,094       104,517
Preferred stock dividend requirements............         5,546         5,710
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $     87,640  $    110,227
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          7.57          5.46

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









REPORTS ON FORM 8-K

1. Report dated January 10, 2002, reporting MBNA Corporation's earnings release for the fourth quarter of 2001.

2. Report dated January 18, 2002, reporting MBNA Corporation's reclassified financial highlights for the three months ended March 31, June 30, September 30, and December 31, 2001 and 2000, respectively.

3. Report dated January 31, 2002, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for January 2002.

4. Report dated February 1, 2002, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

5. Report dated February 28, 2002, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

6. Report dated February 28, 2002, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for February 2002.

7. Report dated March 31, 2002, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for March 2002.

8. Report dated April 11, 2002, reporting MBNA Corporation's earnings release for the first quarter of 2002.

9. Report dated April 24, 2002, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

10. Report dated April 30, 2002, reporting the securitization of CAD$500.0 million of credit card loan receivables by MBNA Canada Bank.

11. Report dated April 30, 2002, reporting the net credit loss and delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for April 2002.

12. Report dated May 9, 2002, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  May 15, 2002                   By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer


42


42