Form 10-K/A
period 2001-12-31
MBNA CORP
filed 2002-06-28
CIK 870517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2001
                              -------------------------------------------------
or

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

MBNA Capital D 8.125% Trust Originated Preferred
 Securities, Series D, guaranteed by MBNA
 Corporation to the extent described therein        New York Stock Exchange

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

Yes [X]  No [ ]

Pursuant to Rule 15d-21 of the Securities and Exchange Commission under the Securities Act of 1934 (as amended), the Registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, to file the financial statements required by Form 11-K with respect to the MBNA Corporation 401(k) Plus Savings Plan.


MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

Index to Financial Statements and Supplemental Schedule

                                                                           Page
                                                                           ----
(A) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE:

    FINANCIAL STATEMENTS:

    Report of Independent Auditors.........................................  1
    Statements of Net Assets Available for Benefits .......................  2
    Statement of Changes in Net Assets Available for Benefits .............  3
    Notes to Financial Statements .........................................  4


    SUPPLEMENTAL SCHEDULE:

    Schedule H, line 4i-Schedule of Assets (Held At End of Year) ..........  9

(B) EXHIBITS

    Exhibit 23:  Consent of Independent Auditors........................... 11

(C) SIGNATURE.............................................................. 12

REPORT OF INDEPENDENT AUDITORS

To the Pension and 401(k) Plan Committee of MBNA Corporation

We have audited the accompanying statements of net assets available for benefits of MBNA Corporation 401(k) Plus Savings Plan as of December 31, 2001 and 2000, and the related statement of changes in net assets available for benefits for the year ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2001 is presented for the purpose of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP
Baltimore, Maryland
June 7, 2002



MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                          December 31,
                                                  ----------------------------
                                                      2001           2000
                                                  -------------  -------------
ASSETS
Investments at fair value:
  Common trust funds............................  $  97,517,613  $  89,042,850
  Interest in registered investment companies...    187,867,899    181,643,875
  Short-term investment fund....................      2,302,284      5,697,905
  Common Stock of MBNA Corporation..............    208,776,374    225,404,482
  Guaranteed investment contracts...............     64,048,754     53,090,764
  Loans receivable..............................     27,993,977     25,153,658
                                                  -------------  -------------
    Total investments...........................    588,506,901    580,033,534
Receivable for investment sold..................      1,571,475              -
Income receivable...............................        566,801        786,103
                                                  -------------  -------------
    Total assets................................    590,645,177    580,819,637

LIABILITIES
Accrued expenses and other liabilities..........         62,394         52,390
                                                  -------------  -------------
    Total liabilities...........................         62,394         52,390
                                                  -------------  -------------
    Net assets available for benefits...........  $ 590,582,783  $ 580,767,247
                                                  =============  =============


==============================================================================
See accompanying notes to the financial statements.








MBNA CORPORATION 401(k) PLUS SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                       For the Year Ended
                                                       December 31, 2001
                                                       ------------------
ADDITIONS
Investment income:
  Interest...........................................  $        3,791,959
  Income from common trust funds.....................             823,351
  Income from interest in registered investment
   companies.........................................           2,866,463
  Dividends from Common Stock of
   MBNA Corporation..................................           2,199,376
  Interest income from loans receivable..............           2,549,229
                                                       ------------------
    Total investment income..........................          12,230,378
Contributions:
  Employer...........................................          22,837,779
  Employee...........................................          49,929,772
                                                       ------------------
    Total additions..................................          84,997,929

DEDUCTIONS
Payments to participants.............................          25,043,130
Administrative expenses..............................             800,578
                                                       ------------------
    Total deductions.................................          25,843,708
Net realized and unrealized depreciation in
 fair value of investments...........................         (49,338,685)
                                                       ------------------
    Net additions....................................           9,815,536

Net assets available for benefits at
 beginning of year...................................         580,767,247
                                                       ------------------
Net assets available for benefits at
 end of year.........................................  $      590,582,783
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

Investments, except for loans receivable and guaranteed investment contracts which are "fully benefit responsive," are stated at aggregate fair value. The guaranteed investment contracts generally have stated maturities and are valued at the amount contributed plus interest earned less withdrawals (i.e. contract value). Certain of these contracts contain early withdrawal penalties except to fulfill benefits elected by plan participants in accordance with the terms of the contract. A "fully benefit responsive" guaranteed investment contract provides a liquidity guarantee by a financially responsible third party of principal and previously accrued interest for liquidations, transfers, loans, or hardship withdrawals initiated by plan participants exercising their rights to withdraw, borrow, or transfer funds under the terms of the Plan. A traditional guaranteed investment contract is an investment contract in which the Plan enters into a contract with an independent third party which provides the Plan with a call on the contract issuer's assets in the event of default.
A synthetic guaranteed investment contract is an investment contract in which the Plan owns the underlying assets. With synthetic guaranteed investment contracts, the Plan purchases a benefit responsive wrapper contract issued by an independent third party that provides market and cash flow risk protection to the Plan. A guaranteed investment contract which is "fully benefit responsive" is recorded at contract value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price. Interest in registered investment companies and investments in common trust funds are stated at the Plan's interest in the fair value of the underlying assets in the registered investment companies and common trust funds. Loans receivable are stated at the amount borrowed by the participant less principal repayments, which approximates fair value.

The difference between fair value and cost of investments held, and net realized gain or loss on sale of investments (difference between the proceeds received and the average cost of investments sold), is reflected in the Statement of Changes in Net Assets Available for Benefits as net realized and unrealized depreciation in fair value of investments.

Benefits are recognized when paid. Administrative expenses of $800,578 in 2001, including amounts paid to The Northern Trust Company, for acting as trustee and custodian of the Plan's investments, are paid by the Plan.




NOTE 2:  DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan which qualifies under section 401(k) of the Internal Revenue Code ("IRC"). Employees can invest up to a maximum of 12% of eligible earnings on a pre-tax basis (up to $10,500 per year for 2001 and 2000) and a maximum of 10% of eligible earnings on an after-tax basis.
Combined employee contributions, including after-tax contributions limited to 10%, may not exceed 17% of eligible earnings. The Corporation automatically contributes in cash 1% of eligible earnings for each participant and matches in cash the first 6% of either before-tax or after-tax employee contributions at fifty cents on the dollar. Both employee and employer contributions for highly compensated employees have been limited to ensure the passage of non-discrimination tests.

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

     Fixed Income Fund - Dwight Asset Management Fixed Income Fund Bond Fund - Bond Fund of America
     Diversified Fund - American Balanced Fund
     Index Fund - Barclays Global Investors Equity Index Fund
     Growth Fund - MFS Research Fund
     Moderate Aggressive Fund - Baron Asset Fund
     Aggressive Growth Fund - PBHG Growth Fund
     MBNA Stock Fund

In addition to the eight investment options, borrowings by participants against their savings in the Plan and related activity are reported in the Loan Fund.

Although it has not expressed any intention to do so, the Corporation has the right to terminate the Plan in whole or in part at any time; however, in such circumstances, the participants would receive the full value of their account.

Information about the Plan, including distribution provisions and withdrawal limitations, is contained in the Summary Plan Description. Copies of the Summary Plan Description are available from the Benefits Department of the Corporation.


NOTE 3:  INVESTMENTS

The net realized and unrealized depreciation in fair value of the Plan's investments was as follows:
                                                       For the Year Ended
                                                       December 31, 2001
                                                       ------------------

  Common trust funds.................................  $      (10,245,772)
  Interest in registered investment companies........         (31,369,608)
  Common Stock of MBNA Corporation...................          (7,723,305)
                                                       ------------------
    Total net realized and unrealized
     depreciation in fair value of investments.......  $      (49,338,685)
                                                       ==================

The fair value of individual investments that represent 5% or more of the Plan's net assets available for benefits at December 31, 2001 and 2000 are as follows:
                                          2001                    2000
                                 ----------------------  ----------------------
                                   Units    Fair Value     Units    Fair Value
                                 --------- ------------  --------- ------------
Common trust funds:
  Barclays Global Investors
   Equity Index Fund............ 2,347,987 $ 76,450,452  2,197,755 $ 81,207,048
Interest in registered
 investment companies:
  American Balanced Fund........ 3,985,830   63,175,410  3,003,014   46,456,634
  MFS Research Fund............. 3,149,037   59,201,894  2,960,293   70,987,829
  PBHG Growth Fund.............. 1,494,367   30,425,311  1,381,999   42,980,182
Common Stock of MBNA
 Corporation (a)................ 5,931,147  208,776,374  6,102,321  225,404,482

(a) On June 6, 2002, the Corporation announced a three-for-two stock split of its common stock. This will be effected in the form of a dividend, with one additional common share issued on July 15, 2002 for every two common shares held by stockholders of record as of the close of business on July 1, 2002.

The Plan's investments in guaranteed investment contracts in the aggregate for the years ended December 31, 2001 and 2000 were as follows:

                                                   2001             2000
                                              ---------------  ---------------
  Contract value............................  $    64,048,754  $    53,090,764
  Fair value................................       64,048,754       53,090,764
  Weighted average yield....................             6.69%            6.86%
  Crediting interest rates ranging from.....    5.45% to 7.67%   5.74% to 7.67%
  Maturity dates ranging from (b)...........     2002 to 2006     2001 to 2005

  (b) The synthetic GICs do not have a stated maturity and are periodically reviewed by the investment manager to ensure the contracts remain reasonable in comparison to the market.

The guaranteed investment contracts held by the Plan at December 31, 2001 and 2000 had Standard and Poor's ratings ranging from AA to AAA. The Plan holds fixed rate and variable rate guaranteed investment contracts. The variable rate guaranteed investment contracts reprice quarterly. The contract value of the guaranteed investment contracts approximates fair value.

NOTE 4:  TRANSACTIONS WITH PARTIES-IN-INTEREST

For the year ended December 31, 2001, the Plan earned investment income of $146,827 on its investments administered by the trustee. In addition, for the year ended December 31, 2001, the Plan earned dividend income of $2,199,376 on shares of MBNA Corporation Common Stock held by the Plan. As of December 31, 2001 and 2000, the Plan also had a dividend receivable of $540,893 and $485,413, respectively, on shares of MBNA Corporation Common Stock held by the Plan.

Fees paid during the year for services rendered to the Plan by parties-in-interest were based on customary and reasonable rates for such services.

NOTE 5:  INCOME TAX STATUS

The Plan received a determination letter from the Internal Revenue Service dated April 17, 2002, stating that the Plan is qualified under Section 401(a) of the IRC and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the IRC and, therefore, believes the Plan is qualified and the related trust is tax exempt.

NOTE 6:  RECONCILIATION TO FORM 5500

The financial statements for the years ended December 31, 2001 and 2000 differ from the Form 5500 filed with the IRS in that net gains and losses and unrealized appreciation and depreciation of investment assets have been combined in the financial statements as net realized and unrealized depreciation in fair value of investments rather than shown separately as on schedule H, lines 2b(4) and 2b(5) of Form 5500. In addition, a liability for benefits payable of $360,927 and $90,332 at December 31, 2001 and 2000, respectively, has been recorded on schedule H, line 1g of the Form 5500, and has not been recorded in these financial statements.

NOTE 7:  NEW ACCOUNTING PRONOUNCEMENTS

The Derivatives Implementation Group issued Statement 133 Implementation Issue No. C19, "Scope Exceptions: Contracts Subject to Statement 35, Statement 110, or Statement of Position 94-4" ("Issue No. C19"), in October 2001. The guidance in this issue is tentative upon an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133." Issue No. C19 concludes that a contract that is accounted for under either paragraph 4 or paragraph 5 of SOP 94-4 is not subject to Statement No. 133 and defined contribution plans should report fully benefit-responsive investment contracts at contract value, which may or may not be equal to fair value. If adopted, the implementation of Issue No. C19 will not have a material impact on the Plan's financial statements.
















































ATTACHMENT TO FORM 5500
EIN:  52-1713008
PN:   001


SCHEDULE H, LINE 4i
SCHEDULE OF ASSETS (HELD AT END OF YEAR) (1)
MBNA CORPORATION 401(k) PLUS SAVINGS PLAN
December 31, 2001


Identity of Issue, Borrower,                      Description of     Current
Lessor or Similar Party                             Investment        Value
-----------------------------------------------  ----------------  ------------

Common trust funds:
  Barclays Global Investors Equity
   Index Fund..................................   2,347,987 units  $ 76,450,452
  SEI Stable Asset Fund........................  21,067,161 units    21,067,161
                                                                   ------------
    Total common trust funds...................                      97,517,613

Interest in registered
 investment companies:
  American Balanced Fund.......................   3,985,830 units    63,175,410
  MFS Research Fund............................   3,149,037 units    59,201,894
  Bond Fund of America.........................   1,460,051 units    18,674,055
  PBHG Growth Fund.............................   1,494,367 units    30,425,311
  Baron Asset Fund.............................     368,674 units    16,391,229
                                                                   ------------
    Total interest in registered
     investment companies......................                     187,867,899

Short-term investment fund.....................                       2,302,284

Common Stock of MBNA Corporation (2)...........   5,931,147 shares  208,776,374

Guaranteed investment contracts ("GIC"):
  Sun America GIC..............................       6.360%          3,190,261
  John Hancock GIC.............................       7.010%          5,056,937
  The Travelers GIC (#17695)...................       7.430%          5,526,800
  The Travelers GIC (#17640)...................       7.590%          3,354,332
  Principal Life...............................       6.170%          3,111,769
  New York Life GIC............................       7.670%          3,355,420
  Monumental GIC (#00180)......................       7.520%          3,362,856
  Monumental GIC (#00762)......................       6.370%          2,568,037
  Monumental GIC (#04179)......................       5.450%          3,014,428




















Identity of Issue, Borrower,                      Description of     Current
Lessor or Similar Party                             Investment        Value
----------------------------------------------  ----------------  ------------

  Dwight Target 2 Fund........................                       8,668,997
  Dwight Target 5 Fund........................                       1,998,055
  CDC-FP wrapper contract.....................                        (160,725)
                                                                  ------------
   CDC-FP synthetic GIC.......................       6.280%         10,506,327

  Dwight Target 5 Fund........................                      21,897,137
  State Street wrapper contract...............                        (895,550)
                                                                  ------------
   State Street Bank & Trust synthetic GIC....       6.520%         21,001,587
                                                                  ------------
    Total guaranteed investment contracts.....                      64,048,754

Loans receivable due from participants........                      27,993,977
                                                                  ------------
    Total investments.........................                    $588,506,901
                                                                  ============



(1) Historical cost omitted as all investments are participant-directed
(2) Party-in-interest

EXHIBIT 23:  CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of MBNA Corporation, and in the related Prospectuses, of our report dated June 7, 2002 included in Form 10-K/A-1, with respect to the financial statements and schedule of the MBNA Corporation 401(k) Plus Savings Plan for the year ended December 31, 2001:

Number         33-41936          on Form S-8 dated July 22, 1991
Number         33-41895          on Form S-8 dated July 24, 1991
Number         33-71640          on Form S-8 dated November 15, 1993
Number         33-95438          on Form S-8 dated August 4, 1995
Number         333-15721         on Form S-3 (as amended by Post-Effective
                                  Amendment No. 1) dated December 10, 1996
Number         333-21181         on Form S-4 (as amended by Amendment
                                  No. 1) dated February 25, 1997
Number         333-06824         on Form S-8 dated April 22, 1997
Number         333-51477         on Form S-8 dated April 30, 1998
Number         333-74919         on Form S-3 (as amended by Post-Effective
                                  Amendment No. 1) dated March 24, 1999
Number         333-79987         on Form S-8 dated June 4, 1999
Number         333-44422         on Form S-8 dated August 24, 2000
Number         333-45814         on Form S-3 dated September 14, 2000


                                            /s/ Ernst & Young LLP

Baltimore, Maryland
June 25, 2002


                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      MBNA CORPORATION


Date: June 28, 2002                       By:  /s/     M. Scot Kaufman
                                               -------------------------------
                                                       M. Scot Kaufman
                                               Senior Executive Vice President
                                                 and Chief Financial Officer
8