Form 10-Q
period 2002-06-30
MBNA CORP
filed 2002-08-14
CIK 870517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                              -------------------------------------------------
                                       or

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

              Common Stock, $.01 Par Value - 1,277,671,875 Shares
                       Outstanding as of June 30, 2002


                          MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                         Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                 1
           June 30, 2002 (unaudited) and December 31, 2001

           Consolidated Statements of Income -                              3
           For the Three and Six Months Ended June 30, 2002 and 2001
           (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -     5
           For the Six Months Ended June 30, 2002 and 2001
           (unaudited)

           Consolidated Statements of Cash Flows -                          7
           For the Six Months Ended June 30, 2002 and 2001
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)       9


Item 2.    Management's Discussion and Analysis of Financial Condition     25
           and Results of Operations (unaudited)


                        Part II - Other Information

Item 1.    Legal Proceedings                                               64

Item 6.    Exhibits and Reports on Form 8-K                                65

Signature                                                                  71





















                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      June 30,    December 31,
                                                        2002          2001
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    937,262  $    962,118
Interest-earning time deposits in other banks.....     2,010,268     1,676,863
Federal funds sold................................     1,935,000     1,354,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $3,425,643 and $3,077,711 at
   June 30, 2002 and December 31, 2001,
   respectively)..................................     3,454,567     3,106,884
  Held-to-maturity (market value of $462,304
   and $426,317 at June 30, 2002 and
   December 31, 2001, respectively)...............       473,033       439,987
Loans held for securitization.....................     7,424,562     9,929,948
Loan portfolio:
  Credit card.....................................     9,224,617     8,261,575
  Other consumer..................................     7,732,401     6,442,041
                                                    ------------  ------------
    Total loan portfolio..........................    16,957,018    14,703,616
  Reserve for possible credit losses..............      (960,113)     (833,423)
                                                    ------------  ------------
    Net loan portfolio............................    15,996,905    13,870,193
Premises and equipment, net.......................     2,140,600     2,112,139
Accrued income receivable.........................       332,720       369,383
Accounts receivable from securitization...........     7,698,153     7,495,501
Intangible assets, net............................     2,816,027     2,582,163
Prepaid expenses and deferred charges.............       429,541       344,692
Other assets......................................     1,583,831     1,204,074
                                                    ------------  ------------
    Total assets..................................  $ 47,232,469  $ 45,447,945
                                                    ============  ============


                                                      June 30,    December 31,
                                                        2002          2001
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 18,909,036  $ 19,792,466
  Money market deposit accounts...................     6,995,097     6,271,850
  Noninterest-bearing deposits....................       983,905       948,440
  Interest-bearing transaction accounts...........        42,756        49,234
  Savings accounts................................        92,074        32,755
                                                    ------------  ------------
    Total deposits................................    27,022,868    27,094,745
Short-term borrowings.............................     1,155,124     1,774,816
Long-term debt and bank notes.....................     8,383,663     6,867,033
Accrued interest payable..........................       236,887       226,653
Accrued expenses and other liabilities............     2,194,760     1,685,980
                                                    ------------  ------------
    Total liabilities.............................    38,993,302    37,649,227

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at June 30, 2002 and
 December 31, 2001)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 1,277,671,875 shares
 issued and outstanding at June 30, 2002 and
 December 31, 2001)...............................        12,777        12,777
Additional paid-in capital........................     2,259,613     2,529,563
Retained earnings.................................     5,954,961     5,304,725
Accumulated other comprehensive income............        11,730       (48,433)
                                                    ------------  ------------
    Total stockholders' equity....................     8,239,167     7,798,718
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 47,232,469  $ 45,447,945
                                                    ============  ============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                       MBNA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------
                                                (unaudited)
INTEREST INCOME
Loan portfolio................ $  516,751  $  466,008  $  981,646  $  876,517
Loans held for securitization.    237,902     223,723     532,585     471,581
Investment securities:
  Taxable.....................     35,328      43,660      70,725      85,820
  Tax-exempt..................        522         978         979       1,895
Time deposits in other banks..     13,192      18,483      23,808      40,359
Federal funds sold............      6,962      12,979      17,913      33,897
Other interest income.........     84,961      92,453     183,663     182,370
                               ----------  ----------  ----------  ----------
   Total interest income......    895,618     858,284   1,811,319   1,692,439
INTEREST EXPENSE
Deposits......................    304,944     365,501     628,559     742,745
Short-term borrowings.........      9,030       1,656      20,528       4,305
Long-term debt and bank notes.     76,827      86,434     144,139     185,562
                               ----------  ----------  ----------  ----------
   Total interest expense.....    390,801     453,591     793,226     932,612
                               ----------  ----------  ----------  ----------
NET INTEREST INCOME...........    504,817     404,693   1,018,093     759,827
Provision for possible credit
 losses.......................    274,932     322,216     634,325     541,056
                               ----------  ----------  ----------  ----------
Net interest income after
 provision for possible
 credit losses................    229,885      82,477     383,768     218,771
OTHER OPERATING INCOME
Securitization income.........  1,350,111   1,357,239   2,704,560   2,608,028
Interchange...................     87,595      76,103     162,514     145,949
Credit card fees..............     98,405      67,909     191,425     129,251
Other consumer loan fees......     27,321      21,166      51,981      40,588
Insurance.....................     40,958      30,063      86,767      59,229
Other.........................     29,239      22,665      32,648      45,443
                               ----------  ----------  ----------  ----------
   Total other operating
    income.................... $1,633,629  $1,575,145  $3,229,895  $3,028,488



                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------
                                                (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee
 benefits..................... $  465,256  $  439,534  $  944,214  $  878,516
Occupancy expense of premises.     43,495      37,780      84,153      74,245
Furniture and equipment
 expense......................     57,542      54,760     112,847     107,328
Other.........................    575,072     516,369   1,166,846   1,079,505
                               ----------  ----------  ----------  ----------
   Total other operating
    expense...................  1,141,365   1,048,443   2,308,060   2,139,594
                               ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES....    722,149     609,179   1,305,603   1,107,665
Applicable income taxes.......    264,307     229,051     477,851     416,482
                               ----------  ----------  ----------  ----------
NET INCOME.................... $  457,842  $  380,128  $  827,752  $  691,183
                               ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE..... $      .36  $      .29  $      .64  $      .54
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION............        .35         .29         .63         .52

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

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2001...        8,574   1,277,672   $      86  $   12,777
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.13 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -      21,657           -         217
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -     (21,657)          -        (217)
                               -----------  ----------   ---------  ----------
BALANCE, JUNE 30, 2002.......        8,574   1,277,672   $      86  $   12,777
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 2000...        8,574   1,277,706   $      86  $   12,777
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.12 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -      10,725           -         107
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -     (10,759)          -        (107)
                               -----------  ----------   ---------  ----------
BALANCE, JUNE 30, 2001.......        8,574   1,277,672   $      86  $   12,777
                               ===========  ==========   =========  ==========





                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2001.  $2,529,563 $5,304,725 $     (48,433) $  7,798,718
Comprehensive income:
  Net income...............           -    827,752             -       827,752
  Other comprehensive
   income, net of tax......           -          -        60,163        60,163
                                                                  ------------
Comprehensive income.......                                            887,915
                                                                  ------------
Cash dividends:
  Common-$.13 per share....           -   (170,400)            -      (170,400)
  Preferred................           -     (7,116)            -        (7,116)
Exercise of stock options
 and other awards..........     119,881          -             -       120,098
Stock option tax benefit...     118,126          -             -       118,126
Amortization of deferred
 compensation expense......      28,604          -             -        28,604
Acquisition and retirement
 of common stock...........    (536,561)         -             -      (536,778)
                             ---------- ---------- -------------  ------------
BALANCE, JUNE 30, 2002.....  $2,259,613 $5,954,961 $      11,730  $  8,239,167
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 2000.  $2,721,691 $3,931,248 $     (38,524) $  6,627,278
Comprehensive income:
  Net income...............           -    691,183             -       691,183
  Other comprehensive
   income, net of tax......           -          -       (33,232)      (33,232)
                                                                  ------------
Comprehensive income.......                                            657,951
                                                                  ------------
Cash dividends:
  Common-$.12 per share....           -   (153,339)            -      (153,339)
  Preferred................           -     (7,084)            -        (7,084)
Exercise of stock options
 and other awards..........      65,391          -             -        65,498
Stock option tax benefit...      45,366          -             -        45,366
Amortization of deferred
 compensation expense......      15,117          -             -        15,117
Acquisition and retirement
 of common stock...........    (260,965)         -             -      (261,072)
                             ---------- ---------- -------------  ------------
BALANCE, JUNE 30, 2001.....  $2,586,600 $4,462,008 $     (71,756) $  6,989,715
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







                        MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    827,752  $    691,183
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............       634,325       541,056
  Depreciation, amortization, and accretion.......       353,222       348,639
  Benefit for deferred income taxes...............       (67,664)      (57,558)
  Decrease in accrued income receivable...........        40,382         7,203
  Increase in accounts receivable from
   securitization.................................      (184,870)     (195,753)
  Increase (decrease) in accrued interest payable.         7,977       (10,238)
  Decrease in other operating activities..........       372,864        60,232
                                                    ------------  ------------
Net cash provided by operating activities.........     1,983,988     1,384,764

INVESTING ACTIVITIES
Net increase in money market instruments..........      (876,888)     (694,918)
Proceeds from maturities of investment securities
 available-for-sale...............................       678,479       765,978
Proceeds from sale of investment securities
 available-for-sale...............................        13,126           505
Purchases of investment securities
 available-for-sale...............................    (1,031,100)   (1,079,077)
Proceeds from maturities of investment securities
 held-to-maturity ................................        13,987         9,807
Purchases of investment securities
 held-to-maturity.................................       (46,911)      (41,538)
Proceeds from securitization of loans.............     7,005,107     4,485,898
Proceeds from sale of loans.......................       472,392       289,932
Loan portfolio acquisitions.......................    (2,156,421)     (767,574)
Amortization of securitized loans.................    (4,762,008)   (3,310,666)
Net loan originations.............................      (957,373)   (1,946,410)
Net purchases of premises and equipment...........      (178,358)     (292,989)
                                                    ------------  ------------
Net cash used in investing activities.............  $ (1,825,968) $ (2,581,052)












                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing deposits, interest-bearing
 transaction accounts, and savings accounts.......  $    801,846  $    454,085
Net (decrease) increase in time deposits..........      (967,860)       42,749
Net (decrease) increase in short-term borrowings..      (626,415)       42,586
Proceeds from issuance of long-term debt
 and bank notes...................................     2,069,306     1,115,405
Maturity of long-term debt and bank notes.........      (874,157)     (328,309)
Proceeds from exercise of stock options
 and other awards.................................       120,098        65,498
Acquisition and retirement of common stock........      (536,778)     (261,072)
Dividends paid....................................      (168,916)     (151,982)
                                                    ------------  ------------
Net cash (used in) provided by financing
 activities.......................................      (182,876)      978,960
                                                    ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS.............       (24,856)     (217,328)
Cash and cash equivalents at beginning of period..       962,118       971,469
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    937,262  $    754,141
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $    814,236  $    958,561
                                                    ============  ============
Income taxes paid.................................  $    368,366  $    368,440
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




















                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE B: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2002  April 15, 2002      7.50%    $ .46875     5.50%    $ .34380
April 11, 2002    July 15, 2002       7.50       .46875     5.90       .36850
July 11, 2002     October 15, 2002    7.50       .46875     5.56       .34740

NOTE C: COMMON STOCK

During the six months ended June 30, 2002, 2.5 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common shares issued had an approximate aggregate market value of $59.7 million. At June 30, 2002, the unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $214.1 million.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the six months ended June 30, 2002, the Corporation purchased 21.7 million common shares for $536.8 million. The Corporation issued 21.7 million common shares upon the exercise of stock options and issuance of restricted stock. The Corporation received $120.1 million in proceeds from the exercise of these stock options.

On June 6, 2002, the Corporation announced a three-for-two split of the Corporation's common stock, effected in the form of a dividend, issued
July 15, 2002, to stockholders of record as of the close of business
July 1, 2002. Accordingly, all common share and per common share data have been adjusted to reflect this stock split.

On July 16, 2002, the Corporation's Board of Directors declared a quarterly cash dividend of $.07 per common share, payable October 1, 2002 to stockholders of record as of September 16, 2002.

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










































COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                   --------------------- ---------------------
                                      2002       2001       2002       2001
                                   ---------- ---------- ---------- ----------
                                                   (unaudited)
EARNINGS PER COMMON SHARE
Net income.......................  $  457,842 $  380,128 $  827,752 $  691,183
Less: preferred stock dividend
 requirements....................       3,600      3,521      7,116      7,084
                                   ---------- ---------- ---------- ----------
Net income applicable to common
 stock...........................  $  454,242 $  376,607 $  820,636 $  684,099
                                   ========== ========== ========== ==========
Weighted average common shares
 outstanding (000)...............   1,277,703  1,277,780  1,277,848  1,277,770
                                   ========== ========== ========== ==========
Earnings per common share........  $      .36 $      .29 $      .64 $      .54
                                   ========== ========== ========== ==========

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION
Net income.......................  $  457,842 $  380,128 $  827,752 $  691,183
Less: preferred stock dividend
 requirements....................       3,600      3,521      7,116      7,084
                                   ---------- ---------- ---------- ----------
Net income applicable to common
 stock...........................  $  454,242 $  376,607 $  820,636 $  684,099
                                   ========== ========== ========== ==========
Weighted average common shares
 outstanding (000)...............   1,277,703  1,277,780  1,277,848  1,277,770
Net effect of dilutive stock
 options (000)...................      27,585     38,843     30,317     39,340
                                   ---------- ---------- ---------- ----------
Weighted average common shares
 outstanding and common stock
 equivalents (000)...............   1,305,288  1,316,623  1,308,165  1,317,110
                                   ========== ========== ========== ==========
Earnings per common share-
 assuming dilution...............  $      .35 $      .29 $      .63 $      .52
                                   ========== ========== ========== ==========

There were 16.0 million stock options with an average exercise price of $24.04 per share outstanding for the three and six months ended June 30, 2002, which were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise price being greater than the average market price of the common shares. These stock options expire in 2011 and 2012. There were 97.5 thousand stock options with an average exercise price of $24.12 per share outstanding for the three and six months ended
June 30, 2001, which were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise price being greater than the average market price of the common shares. These stock options expire in 2011.

NOTE E: INVESTMENT SECURITIES

For the six months ended June 30, 2002, the Corporation sold investment securities available-for-sale resulting in a realized loss of $95,000, having a net after-tax loss of $62,000. For the six months ended June 30, 2001, the Corporation sold investment securities available-for-sale resulting in a realized loss of $36,000, having a net after-tax loss of $23,000.

NOTE F: INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). The effective date for Statement No. 142 was for fiscal years beginning after December 15, 2001. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives are no longer amortized, but instead are subject to an annual impairment test. At June 30, 2002, the Corporation did not have a material amount of intangible assets with indefinite lives or any other nonamortizing assets. Other separately identifiable intangible assets, which for the Corporation are primarily the value of acquired Customer accounts, continue to be amortized over their estimated useful lives. Prior to 2002, the Corporation amortized the value of acquired Customer accounts over a period that was generally limited to ten years. In accordance with Statement No. 142, the Corporation completed an analysis of the associated benefits of the value of its acquired Customer accounts. As a result, on January 1, 2002, the Corporation extended the amortization period of the value of the acquired Customer accounts, generally to 15 years, to better match their estimated useful lives. For the three and six months ended June 30, 2002, the Corporation's pre-tax amortization expense was reduced $23.5 million and $47.8 million, respectively, as a result of the extension of the amortization period. These reductions do not include the amortization expense of acquired Customer accounts added after January 1, 2002, the effective date of the change.

Intangible assets include the value of acquired Customer accounts and all other identifiable intangible assets. The Corporation amortizes its intangible assets generally using an accelerated method over 15 years based on expected future cash flows from the use of the assets. The Corporation's intangible assets had a gross carrying value of $3.9 billion at June 30, 2002 and $3.6 billion at December 31, 2001 and accumulated amortization of $1.1 billion and $1.0 billion at June 30, 2002 and December 31, 2001, respectively. For the three and six months ended June 30, 2002, the Corporation acquired approximately $2.1 billion and $2.2 billion of credit card portfolios, respectively. As part of these acquisitions, the Corporation recognized an additional $374.9 million and $388.5 million for the value of acquired Customer accounts for the three and six months ended June 30, 2002, respectively. The Corporation's identifiable intangible assets had total amortization expense of $82.4 million and $159.1 million for the three and six months ended June 30, 2002, as compared to $92.1 million and $190.1 million for the same periods in 2001, respectively. An additional $168.7 million of unamortized identifiable intangible assets are scheduled to amortize during the remainder of 2002 and $332.9 million, $313.8 million, $292.7 million, and $271.2 million for the years ending December 31, 2003, 2004, 2005, and 2006, respectively.

The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible assets. This would result in a write down of intangible assets on the consolidated statements of financial condition and an increase to other operating expense on the consolidated statements of income.

NOTE G: ASSET SECURITIZATION

Asset securitization removes loan principal receivables from the Corporation's consolidated statement of financial condition and converts interest income, interchange income, credit card and other consumer loan fees, insurance income, and recoveries in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trust and maintains other retained interests in the securitized assets. These retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests. These retained interests are reported at estimated fair value with changes in fair value recorded in earnings.

ACCOUNTS RECEIVABLE FROM SECURITIZATION:
(dollars in thousands)
                                                      June 30,    December 31,
                                                        2002          2001
                                                    ------------  ------------
                                                     (unaudited)
Sale of new loan receivables......................  $  2,509,815  $  2,202,403
Accrued interest and fees on securitized loans....     2,302,076     2,216,839
Interest-only strip receivable....................       992,362     1,124,063
Accrued servicing fees............................       612,511       688,185
Cash reserve accounts.............................       469,537       397,954
Other subordinated retained interests.............       627,817       657,246
Other.............................................       184,035       208,811
                                                    ------------  ------------
  Total accounts receivable from securitization...  $  7,698,153  $  7,495,501
                                                    ============  ============

Included in securitization income is the net incremental change in the interest-only strip receivable for all securitization transactions that the Corporation recognizes as sales in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" ("Statement No. 140"). The net incremental change in the interest-only strip receivable for all securitization transactions recognized by the Corporation in securitization income, net of securitization transaction costs, was a $105.1 million and $160.9 million decrease during the three and six months ended June 30, 2002, as compared to a $59.6 million and a $84.0 million increase for the same periods in 2001, respectively.

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable which represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, gross credit losses, charged-off loan recoveries, contractual servicing fees, and the coupon paid to the investors and are used to determine the excess spread to be received by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable and other retained interests in securitizations on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

The Corporation's securitization key assumptions and their sensitivities to adverse changes are presented below. The adverse changes to the key assumptions and estimates are hypothetical and are presented in accordance with Statement No. 140. The sensitivities do not reflect actions management might take to offset the impact of the adverse changes.




































SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)

                                      June 30, 2002          June 30, 2001
                                   --------------------  ---------------------
                                                   (unaudited)
                                     Credit     Other      Credit      Other
                                      Card     Consumer     Card      Consumer
                                   ---------  ---------  ----------  ---------
Interest-only strip receivable...  $ 901,847  $  90,515  $  867,695  $ 108,399

Weighted average life (in years).        .35        .86         .36        .91

Loan payment rate
 (weighted average rate).........      13.50%      5.10%      13.09%      4.78%
  Impact on fair value of
   10% adverse change............  $  70,872  $   7,443  $   69,227  $   8,809
  Impact on fair value of
   20% adverse change............    129,705     13,665     123,588     16,175

Gross credit losses (b)
 (weighted average rate).........       4.81%      8.72%       5.00%      7.97%
  Impact on fair value of
   10% adverse change............  $ 101,320  $  36,042  $   98,657  $  34,625
  Impact on fair value of
   20% adverse change............    204,082     72,219     198,267     69,319

Excess spread (c)
 (weighted average rate).........       4.27%      2.18%       4.39%      2.49%
  Impact on fair value of
   10% adverse change............  $  90,735  $   9,013  $   86,688  $  10,774
  Impact on fair value of
   20% adverse change............    181,097     18,161     174,319     21,615

Discount rate
 (weighted average rate).........      10.00%     10.00%      12.00%     12.00%
  Impact on fair value of
   10% adverse change............  $   2,331  $     523  $    2,738  $     786
  Impact on fair value of
   20% adverse change............      4,651      1,041       5,462      1,563

(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections concerning interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the coupon paid to investors.










SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)

                                      March 31, 2002        March 31, 2001
                                   --------------------  ---------------------
                                                   (unaudited)
                                     Credit     Other      Credit      Other
                                      Card     Consumer     Card      Consumer
                                   ---------  ---------  ----------  ---------
Interest-only strip receivable...  $ 980,100  $ 101,025  $  739,612  $ 139,774

Weighted average life (in years).        .35        .90         .34        .81

Loan payment rate
 (weighted average rate).........      13.58%      4.84%      13.95%      5.42%
  Impact on fair value of
   10% adverse change............  $  76,959  $   8,235  $   56,020  $  11,436
  Impact on fair value of
   20% adverse change............    141,629     15,292     106,651     20,892

Gross credit losses (b)
 (weighted average rate).........       5.01%      8.65%       4.76%      8.09%
  Impact on fair value of
   10% adverse change............  $  99,076  $  37,397  $   88,494  $  31,576
  Impact on fair value of
   20% adverse change............    198,755     75,312     175,616     62,964

Excess spread (c)
 (weighted average rate).........       4.94%      2.32%       4.01%      3.58%
  Impact on fair value of
   10% adverse change............  $  97,474  $   9,941  $   74,521  $  14,138
  Impact on fair value of
   20% adverse change............    195,514     19,965     147,804     28,088

Discount rate
 (weighted average rate).........      10.00%     10.00%      12.00%     12.00%
  Impact on fair value of
   10% adverse change............  $   2,519  $     611  $    2,222  $     907
  Impact on fair value of
   20% adverse change............      5,026      1,217       4,431      1,806

(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections concerning interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the coupon paid to investors.










SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)

                                     December 31, 2001      December 31, 2000
                                  ---------------------  ---------------------
                                     Credit     Other      Credit      Other
                                      Card     Consumer     Card      Consumer
                                  ----------  ---------  ----------  ---------
Interest-only strip receivable... $1,008,419  $ 115,644  $  698,758  $ 155,568

Weighted average life (in years).        .35        .93         .35        .82

Loan payment rate
 (weighted average rate).........      13.60%      4.67%      13.88%      5.26%
  Impact on fair value of
   10% adverse change............  $  78,889  $   9,372  $   52,669  $  12,641
  Impact on fair value of
   20% adverse change............    144,892     17,304      99,982     23,224

Gross credit losses (b)
 (weighted average rate).........       5.25%      8.40%       4.31%      6.17%
  Impact on fair value of
   10% adverse change............  $ 102,730  $  37,333  $   81,657  $  24,701
  Impact on fair value of
   20% adverse change............    205,460     74,666     163,314     49,402

Excess spread (c)
 (weighted average rate).........       5.14%      2.60%       3.73%      3.89%
  Impact on fair value of
   10% adverse change............  $ 100,842  $  11,564  $   69,876  $  15,548
  Impact on fair value of
   20% adverse change............    201,684     23,129     139,752     31,096

Discount rate
 (weighted average rate).........      12.00%     12.00%      12.00%     12.00%
  Impact on fair value of
   10% adverse change............  $   3,105  $     859  $    2,111  $   1,033
  Impact on fair value of
   20% adverse change............      6,195      1,709       4,212      2,055

(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections concerning interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the coupon paid to investors.











NOTE H: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 2002, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)
                                                               (unaudited)

Fixed-Rate Senior Medium-Term Notes, with interest
 rates of 6.25% and 7.50%, payable semi-annually,
 maturing in 2007 and 2012.............................         $800,000

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of 6.50%, payable annually, maturing in 2007
 (EUR500.0 million)....................................          436,901

Fixed-Rate Medium-Term Deposit Notes, with interest
 rates of 4.35% and 5.02%, payable semi-annually,
 maturing in 2004 and 2005 (CAD$80.0 million)..........           50,004

6.625% Subordinated Notes, payable semiannually,
 maturing in 2012......................................          500,000

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series D, with an interest
 rate of 8.125%, payable quarterly, maturing
 in 2032...............................................          300,000

The 6.625% Subordinated Notes are subordinated to the claims of depositors and other creditors of MBNA America Bank, N.A. ("the Bank"), unsecured, and not subject to redemption prior to maturity. The 6.625% Subordinated Notes qualify as regulatory capital for both the Bank and Corporation.

The Corporation, through MBNA Capital D, a statutory business trust created under the laws of the State of Delaware, issued guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series D, as shown above.

The Corporation owns all the common securities of the trust. For financial reporting purposes, the trust is treated as a wholly owned subsidiary of the Corporation and is included in the Corporation's consolidated financial results. The junior subordinated deferrable interest debentures are the sole assets of the trust and the payments under the junior subordinated deferrable interest debentures are the sole revenues of the trust. The obligations of the Corporation, under the relevant indenture, trust agreement, and guarantee, in the aggregate, constitute a full and unconditional guarantee by the Corporation of all trust obligations under the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures issued by the trust. These securities qualify as regulatory capital for the Corporation.

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

During the six months ended June 30, 2002, the Corporation entered into interest rate swap agreements, with a total notional value of $800.0 million, related to the issuance of the Fixed-Rate Senior Medium-Term Notes and $300.0 million, related to the issuance of guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series D.

During the six months ended June 30, 2002, the Bank entered into interest rate swap agreements, with a total notional value of $500.0 million, related to the issuance of the 6.625% Subordinated Notes.

During the six months ended June 30, 2002, MBNA Europe entered into interest rate swap agreements, with a total notional value of $436.9 million (EUR500.0 million) and foreign exchange swap agreements, with a total notional value of $436.9 million (EUR500.0 million), related to the issuance of the Fixed-Rate Euro Medium-Term Notes. MBNA Canada Bank entered into interest rate swap agreements, with a total notional value of $50.0 million (CAD$80.0 million), related to the issuance of the Fixed-Rate Medium-Term Deposit Notes.

All of the interest rate swap agreements entered into during the six months ended June 30, 2002 qualified as, and were accounted as, fair value hedges in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The foreign exchange swap agreements that were entered into during the six months ended June 30, 2002 are not designated as accounting hedges.

NOTE I: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                       2002       2001       2002       2001
                                    ---------  ---------  ---------  ---------
                                                    (unaudited)

Net income........................  $ 457,842  $ 380,128  $ 827,752  $ 691,183

Other comprehensive income:
  Foreign currency translation....     84,324     (6,623)    69,474    (41,860)
  Net unrealized gains (losses)
   on investment securities
   available-for-sale and other
   financial instruments..........     12,284        473     (9,311)     8,628
                                    ---------  ---------  ---------  ---------
Other comprehensive income........     96,608     (6,150)    60,163    (33,232)
                                    ---------  ---------  ---------  ---------
Comprehensive income..............  $ 554,450  $ 373,978  $ 887,915  $ 657,951
                                    =========  =========  =========  =========




The components of accumulated other comprehensive income, net of tax, are as follows:

                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (unaudited)

Foreign currency translation.....................  $     (6,466) $    (75,940)
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments.....................................        18,196        27,507
                                                   ------------  ------------
Accumulated other comprehensive income...........  $     11,730  $    (48,433)
                                                   ============  ============

The Corporation's consolidated statement of financial condition includes the statements of financial condition of the Corporation's foreign subsidiaries, translated at period-end currency exchange rates. The differences from historical exchange rates are reflected in other comprehensive income as foreign currency translation.

Favorable foreign currency translation during the three and six month periods ended June 30, 2002 were primarily related to the strengthening of foreign currencies against the U.S. dollar.

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

The Corporation allocates resources on a managed basis, and financial information provided to management reflects the Corporation's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Corporation's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization income into interest income, interchange income, credit card and other consumer loan fees, insurance income, recoveries, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of the net incremental change recognized on securitized loan principal receivables in accordance with Statement No. 140.














MANAGED INCOME STATEMENTS
(dollars in thousands)

                           For the Three Months         For the Six Months
                              Ended June 30,              Ended June 30,
                        --------------------------  --------------------------
                            2002          2001          2002          2001
                        ------------  ------------  ------------  ------------
                                              (unaudited)

Interest income........ $  3,153,336  $  3,254,691  $  6,281,782  $  6,502,542
Interest expense.......      850,126     1,273,057     1,703,499     2,733,131
                        ------------  ------------  ------------  ------------
Net interest income....    2,303,210     1,981,634     4,578,283     3,769,411
Provision for possible
 credit losses.........    1,246,944     1,186,305     2,525,852     2,172,868
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................    1,056,266       795,329     2,052,431     1,596,543
Other operating income.      807,248       862,293     1,561,232     1,650,716
Other operating
 expense...............    1,141,365     1,048,443     2,308,060     2,139,594
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................      722,149       609,179     1,305,603     1,107,665
Applicable income
 taxes.................      264,307       229,051       477,851       416,482
                        ------------  ------------  ------------  ------------
Net income............. $    457,842  $    380,128  $    827,752  $    691,183
                        ============  ============  ============  ============

MANAGED LOANS
At period end.......... $ 99,965,120  $ 90,417,016
Average for the period.   98,073,353    89,266,188  $ 97,189,391  $ 88,629,295






















SECURITIZATION ADJUSTMENTS
(dollars in thousands)

                           For the Three Months         For the Six Months
                              Ended June 30,              Ended June 30,
                        --------------------------  --------------------------
                            2002          2001          2002          2001
                        ------------  ------------  ------------  ------------
                                              (unaudited)

Interest income........ $ (2,257,718) $ (2,396,407) $ (4,470,463) $ (4,810,103)
Interest expense.......     (459,325)     (819,466)     (910,273)   (1,800,519)
                        ------------  ------------  ------------  ------------
Net interest income....   (1,798,393)   (1,576,941)   (3,560,190)   (3,009,584)
Provision for possible
 credit losses.........     (972,012)     (864,089)   (1,891,527)   (1,631,812)
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................     (826,381)     (712,852)   (1,668,663)   (1,377,772)
Other operating income.      826,381       712,852     1,668,663     1,377,772
Other operating
 expense...............            -             -             -             -
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................            -             -             -             -
Applicable income
 taxes.................            -             -             -             -
                        ------------  ------------  ------------  ------------
Net income............. $          -  $          -  $          -  $          -
                        ============  ============  ============  ============

SECURITIZED LOANS
At period end.......... $(75,583,540) $(69,873,921)
Average for the period.  (73,778,180)  (69,271,510) $(73,073,904) $(69,254,389)























CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

                           For the Three Months         For the Six Months
                              Ended June 30,              Ended June 30,
                        --------------------------  --------------------------
                            2002          2001          2002          2001
                        ------------  ------------  ------------  ------------
                                              (unaudited)

Interest income........ $    895,618  $    858,284  $  1,811,319  $  1,692,439
Interest expense.......      390,801       453,591       793,226       932,612
                        ------------  ------------  ------------  ------------
Net interest income....      504,817       404,693     1,018,093       759,827
Provision for possible
 credit losses.........      274,932       322,216       634,325       541,056
                        ------------  ------------  ------------  ------------
Net interest income
 after provision for
 possible credit
 losses................      229,885        82,477       383,768       218,771
Other operating income.    1,633,629     1,575,145     3,229,895     3,028,488
Other operating
 expense...............    1,141,365     1,048,443     2,308,060     2,139,594
                        ------------  ------------  ------------  ------------
Income before income
 taxes.................      722,149       609,179     1,305,603     1,107,665
Applicable income
 taxes.................      264,307       229,051       477,851       416,482
                        ------------  ------------  ------------  ------------
Net income............. $    457,842  $    380,128  $    827,752  $    691,183
                        ============  ============  ============  ============

LOAN RECEIVABLES
At period end.......... $ 24,381,580  $ 20,543,095
Average for the period.   24,295,173    19,994,678  $ 24,115,487  $ 19,374,906

NOTE K: ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement No. 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"). Technical Bulletin No. 01-1 applies to single-step securitization structures utilized by the Corporation and clarifies certain isolation criteria related to the transfer of loan receivables that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delayed the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to convert to a two-step securitization structure and continue to meet the isolation criteria required by Statement No. 140 to achieve sales treatment. The Corporation believes that the required changes in its securitization structures are not significant and that the implementation of any required changes will not have a material impact on the Corporation's consolidated financial statements.

The State of Delaware passed legislation that should enable the Corporation to use a single-step securitization structure and continue to meet the isolation criteria of Statement No. 140, thereby maintaining sales treatment using a single-step securitization structure.

In July 2002, the Federal Financial Institutions Examination Council ("FFIEC") released draft guidance on account management and loss allowance practices (for further discussion see Management's Discussion and Analysis of Financial Condition and Results of Operations-"Proposed Regulatory Guidance").







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

The Corporation's primary business is giving its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card and other consumer loans. The Corporation obtains funds to make these loans to its Customers primarily through raising deposits, the issuance of short-term and long-term debt, and the process of asset securitization. Asset securitization removes loan principal receivables from the consolidated statement of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation, and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation, and are not included in the Corporation's consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"). The Corporation receives interest and fee income from its loans, investment securities and other interest-earning assets, which the Corporation uses to pay operating and business development expenses, cover its credit losses, and pay interest expense to its depositors and creditors for the use of their funds.

The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other consumer loan fees, insurance income, and interest earned on investment securities, money market instruments, and other interest-earning assets. The Corporation's primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to endorsing organizations and financial institutions; business development and operating expenses; and income taxes.



CRITICAL ACCOUNTING POLICIES

The Corporation makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation's consolidated financial statements. The Corporation's critical accounting policies that require management to make the most significant judgements, estimates, and assumptions affect the accounting for asset securitization, the reserve for possible credit losses, intangible assets, interest income on loans, credit card fees and costs, and royalties. These critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction with the information contained in the consolidated financial statements, notes, and tables included in this report.

Where appropriate these critical accounting policies have been further discussed and are included in this report as follows: asset securitization under "Note G: Asset Securitization" and "Other Operating Income", the reserve for possible credit losses under "Reserve and Provision for Possible Credit Losses", intangible assets under "Note F: Intangible Assets" and "Other Operating Expense", and interest income on loans and credit card fees and costs under "Note K: Accounting Pronouncements" and "Proposed Regulatory Guidance".

Also important to an understanding of the Corporation's financial condition and results of operations are the disclosures concerning asset securitization and its impact on the Corporation's consolidated financial statements included under "Asset Securitization" and the Corporation's liquidity included under "Liquidity Management".

PROPOSED REGULATORY GUIDANCE

On July 22, 2002, the Federal Financial Institutions Examination Council ("FFIEC") released draft "Account Management and Loss Allowance Guidance" for credit card lending to be effective August 16, 2002. Subsequently, the FFIEC extended the comment period to September 23, 2002, without indicating the expected effective date. The draft Guidance addresses credit line management, over-limit practices, workout and forbearance practices, income recognition and loss allowance practices and policy exceptions. The Corporation believes that it substantially complies with the guidance for credit line management, over-limit practices, workout and forbearance practices and policy exceptions as presently proposed and that implementation of these guidelines would not materially affect its business operations or earnings.

The final Guidance, if adopted, would represent a change in regulatory policy that may require the establishment of a reserve for uncollectible accrued interest and fees or the placement of certain delinquent loans on nonaccrual status. Currently, in accordance with generally accepted accounting principles and generally accepted industry practice, the Corporation accrues interest and fees on loans until the loan is paid or charged off, at which time the Corporation reverses the accrued interest and fees and, if the loan is charged off, charges them against current income. The Corporation has followed this practice and has disclosed it in its annual reports since the Corporation was established in 1991. Depending on the final Guidance, the Corporation estimates it could incur a one-time charge to implement the Guidance of between $200 million and $300 million (pre-tax). The estimate covers creation of a reserve for accrued interest and fees for managed loans. The amount of the charge would depend on the terms of the Guidance when adopted and the manner of implementation. The Corporation does not believe an increase or decrease in the reserve for accrued interest and fees would significantly affect earnings in subsequent periods.

EARNINGS SUMMARY

Net income for the three months ended June 30, 2002 increased 20.4% to $457.8 million or $.35 per common share from $380.1 million or $.29 per common share for the same period in 2001. Net income for the six months ended June 30, 2002 increased 19.8% to $827.8 million or $.63 per common share from $691.2 million or $.52 per common share for the same period in 2001. All earnings per common share amounts are presented assuming dilution and have been adjusted to reflect the three-for-two split of the Corporation's common stock, effected in the form of a dividend, issued July 15, 2002, to stockholders of record as of July 1, 2002.

The overall growth in earnings for the six months ended June 30, 2002 was primarily attributable to the growth in the Corporation's managed loans outstanding and an increase in the managed net interest margin, offset by higher credit losses. Managed loans consist of the Corporation's loans held for securitization, loan portfolio, and securitized loans. The Corporation's average managed loans increased 9.9% to $98.1 billion and 9.7% to $97.2 billion for the three and six months ended June 30, 2002, as compared to $89.3 billion and $88.6 billion for the same periods in 2001, respectively. Total managed loans at June 30, 2002 were $100.0 billion, a $9.5 billion increase from June 30, 2001. The increase in the managed net interest margin to 8.73% and 8.79% for the three and six months ended June 30, 2002, from 8.33% and 8.02% for the same periods in 2001, respectively, reflects actions by the Federal Open Market Committee ("FOMC") of the Federal Reserve throughout 2001, which impacted overall market interest rates and decreased the Corporation's on-balance-sheet and securitization funding costs. The Corporation's managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 2002 were 5.09% and 5.04%, compared to 4.82% and 4.59% for the same periods in 2001, respectively.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization removes loan principal receivables from the consolidated statement of financial condition by the sale of loan principal receivables to investors, generally through a trust, that qualifies as a sale under GAAP. The Corporation continues to own and service the accounts that generate the loan principal receivables sold to the trust. Asset securitization converts interest income, interchange income, credit card and other consumer loan fees, insurance income, and recoveries in excess of interest paid to investors, credit losses, and other trust expenses into securitization income. The Corporation had $75.6 billion and $69.9 billion of securitized loans at June 30, 2002 and 2001, respectively. During the three and six months ended June 30, 2002, the Corporation securitized $4.9 billion and $7.0 billion of credit card loan receivables as compared to $2.5 billion and $4.5 billion of credit card loan receivables during the same periods in 2001, respectively. During the three and six months ended June 30, 2002, $2.5 billion and $4.8 billion of previously securitized credit card loan receivables amortized back into the Corporation's loan portfolio, as compared to $1.5 billion and $3.3 billion of credit card and other consumer loan receivables for the same periods in 2001, respectively.

The Corporation's return on average total assets for the three and six months ended June 30, 2002 increased to 3.97% and 3.64% from 3.88% and 3.58% for the same periods during 2001, respectively. The increase in return on average total assets is a result of the Corporation's net income growing faster than its average total assets as a result of asset securitization. The Corporation's return on average stockholders' equity was 22.89% and 21.20% for the three and six months ended June 30, 2002, as compared to 22.33% and 20.76% for the same periods in 2001, respectively.

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

Net interest income, on a fully taxable equivalent basis, increased $99.9 million to $505.1 million for the three months ended June 30, 2002 from the same period in 2001. Average interest-earning assets increased $6.6 billion for the three months ended June 30, 2002 from the same period in 2001, primarily as a result of an increase in average loan receivables of $4.3 billion and an increase in average investment securities and money market instruments of $1.5 billion. The yield on average interest-earning assets decreased 175 basis points to 10.02% for the three months ended June 30, 2002 from the same period in 2001. Average interest-bearing liabilities increased $5.3 billion for the three months ended June 30, 2002 from the same period in 2001, as a result of an increase of $2.4 billion in average interest-bearing deposits and an increase of $2.9 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 163 basis points to 4.44% for the three months ended June 30, 2002 from 6.07% for the same period in 2001 reflects actions by the FOMC throughout 2001 which impacted overall market interest rates and lowered the Corporation's cost of funds.

Net interest income, on a fully taxable equivalent basis, increased $257.8 million to $1.0 billion for the six months ended June 30, 2002 from the same period in 2001. Average interest-earning assets increased $7.3 billion for the six months ended June 30, 2002, as compared to the same period in 2001. The increase in average interest-earning assets for the six months ended June 30, 2002 was primarily a result of an increase in average loan receivables of $4.7 billion and an increase in average investment securities and money market instruments of $1.7 billion. The yield on average interest-earning assets decreased 176 basis points to 10.19% for the six months ended June 30, 2002 from the same period in 2001. Average interest-bearing liabilities increased $5.3 billion for the six months ended June 30, 2002, as compared to the same period in 2001. The increase in average interest-bearing liabilities for the six months ended June 30, 2002 as compared to the same period in 2001 was a result of an increase of $2.6 billion in average interest-bearing deposits and an increase of $2.7 billion in average borrowed funds, which were used to fund the increase in average loan receivables, average investment securities and money market instruments, accounts receivable from securitization, and the value of acquired Customer accounts. The value of acquired Customer accounts represents the premiums paid by the Corporation in excess of acquired loan receivables. Both accounts receivable from securitization and the value of acquired Customer accounts are included in other assets in Table 2. The rate paid on average interest-bearing liabilities decreased 175 basis points to 4.56% for the six months ended June 30, 2002 from the same period in 2001.

The Corporation's net interest margin, on a fully taxable equivalent basis, was 5.65% and 5.73% for the three and six months ended June 30, 2002, as compared to 5.55% and 5.37% for the same periods in 2001, respectively. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The actions by the FOMC throughout 2001 which impacted overall market rates did not have as large an effect on the Corporation's net interest margin as those actions had on the Corporation's managed net interest margin. The Corporation's on-balance-sheet interest-bearing liabilities include a higher percentage of fixed-rate funding sources and therefore interest rate changes do not impact these funding sources as quickly as those changes affect the Corporation's securitization transactions, which primarily have variable rates. Also, the Corporation's on-balance-sheet interest-bearing liabilities fund the Corporation's loan receivables as well as its lower yielding investment securities and money market instruments and noninterest-earning assets, thereby further reducing net interest income and the net interest margin. The Corporation's securitization transactions are used to fund the Corporation's securitized loans.

INVESTMENTS SECURITIES AND MONEY MARKET INSTRUMENTS

The Corporation seeks to maintain its investment securities and money market instruments at a level appropriate for the Corporation's liquidity needs. The Corporation's average investment securities and average money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets were 21.5% and 22.0% for the three and six months ended June 30, 2002, as compared to 21.1% and 21.5% for the same periods in 2001, respectively.

Interest income on investment securities, on a fully taxable equivalent basis, decreased to $36.1 million and $72.3 million for the three and six months ended June 30, 2002, as compared to $45.2 million and $88.7 million for the same periods in 2001, respectively. The decrease in interest income on investment securities for the three and six months ended June 30, 2002 was a result of a 162 basis point and 173 basis point decrease in the yield earned on average investment securities, offset by an increase in average investment securities of $511.6 million and $596.5 million for the three and six months ended
June 30, 2002 from the same periods in 2001, respectively.

Money market instruments include interest-earning time deposits in other banks and federal funds sold. Interest income on money market instruments for the three and six months ended June 30, 2002 decreased $11.3 million and $32.5 million to $20.2 million and $41.7 million, as compared to the same periods in 2001, respectively. The decrease in interest income on money market instruments was a result of a 242 basis point and 307 basis point decrease in the yield earned on average money market instruments, offset by an increase in average money market instruments of $1.0 billion and $1.2 billion for the three and six months ended June 30, 2002, as compared to the same periods in 2001, respectively.

OTHER INTEREST-EARNING ASSETS

Interest income on other interest-earning assets decreased $7.5 million to $85.0 million for the three months ended June 30, 2002 from the same period in 2001. The decrease in interest income on other interest-earning assets for the three months ended June 30, 2002, is attributable to a decrease of 316 basis points on the yield earned on other interest-earning assets offset by an increase of $765.0 million on average other interest-earning assets. Interest income on other interest-earning assets increased $1.3 million to $183.7 million for the six months ended June 30, 2002, from the same period in 2001. The increase in interest income on other interest earning assets for the six months ended June 30, 2002, is attributable to an increase of $781.0 million in average other interest-earning assets offset by a decrease of 237 basis points in the yield earned on other interest-earning assets.

The Corporation accrues interest income related to interests retained in a securitization transaction accounted for as a sale as interest income in the Corporation's consolidated statement of income. The Corporation includes these retained interests in accounts receivable from securitization on the consolidated statement of financial condition. These retained interests include an interest-only strip receivable, cash reserve accounts, and accrued interest and fees on securitized loans (see "Note G: Asset Securitization").

LOAN RECEIVABLES

Loan receivables consist of the Corporation's loans held for securitization and loan portfolio.

Interest income generated by the Corporation's loan receivables increased $64.9 million and $166.1 million to $754.7 million and $1.5 billion for the three and six months ended June 30, 2002 from the same periods in 2001, respectively.
The increase in interest income on loan receivables for the three and six months ended June 30, 2002 was primarily the result of an increase in average loan receivables of $4.3 billion and $4.7 billion from the same periods in 2001, respectively. The yield earned by the Corporation for the three and six months ended June 30, 2002 on these receivables decreased 138 basis points and 137 basis points to 12.46% and 12.66%, as compared to 13.84% and 14.03% for the same periods in 2001, respectively.

Table 1 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables decreased 1.0% to $24.4 billion at June 30, 2002, as compared to $24.6 billion at December 31, 2001.

Domestic credit card loan receivables decreased to $13.7 billion at June 30, 2002 from $14.4 billion at December 31, 2001. During the first six months of 2002, domestic credit card loan receivables decreased as domestic credit card loan originations through marketing programs and domestic credit card loan portfolio acquisitions were offset by a net increase in securitized domestic credit card loan receivables and higher Customer payments. The Corporation securitized $5.9 billion of domestic credit card loan receivables, while $4.4 billion of previously securitized domestic credit card loan receivables amortized back into the Corporation's loan portfolio during the six months ended June 30, 2002. The Corporation acquired $1.8 billion of domestic credit card loan receivables during the first six months of 2002, including a $1.3 billion credit card portfolio from Wachovia Corporation. The yield on average domestic credit card loan receivables was 11.91% and 12.15% for the three and six months ended June 30, 2002, as compared to 13.61% and 13.99% for the same periods in 2001, respectively. The decrease in the yield on average domestic credit card loan receivables reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables, and an increase in the percentage of loans in the portfolio with promotional rates.

Domestic credit card loans held for securitization decreased to $6.3 billion at June 30, 2002 from $7.9 billion at December 31, 2001. The $1.6 billion decrease reflects lower anticipated credit card securitizations partially offset by a $500.0 million anticipated business card securitization.

Domestic other consumer loan receivables were $6.2 billion at June 30, 2002, compared to $6.1 billion at December 31, 2001. The yield on average domestic other consumer loan receivables was 14.09% and 14.23% for the three and six months ended June 30, 2002, as compared to 15.14% and 15.11% for the same periods in 2001, respectively. The Corporation's domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans. The decrease in the yield on average domestic other consumer loan receivables reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables, and an increase in the percentage of loans in the portfolio with promotional rates.

Domestic other consumer loans held for securitization decreased to $46.1 million at June 30, 2002 from $1.0 billion at December 31, 2001, as the Corporation reduced the amount of other consumer loans it intended to securitize or sell within one year. The Corporation originates and sells home equity loans through MBNA Delaware. Other consumer loans held for securitization include the home equity loans MBNA Delaware originates and intends to sell. The net gains realized by the Corporation from the sale of its home equity loans were not material to the Corporation's consolidated statement of income for the three and six months ended June 30, 2002 and 2001.

Foreign loan receivables increased $427.7 million to $4.6 billion at June 30, 2002, as compared to $4.1 billion at December 31, 2001. The Corporation securitized $1.1 billion of foreign credit card loan receivables, while $353.5 million of previously securitized foreign credit card loan receivables amortized back into the Corporation's loan portfolio during the six months ended June 30, 2002. Foreign loan receivables primarily increased as a result of the strengthening of foreign currencies against the U.S. dollar. The yield on average foreign loan receivables was 11.88% and 12.03% for the three and six months ended June 30, 2002, as compared to 12.81% and 12.69% for the same periods in 2001, respectively. The decrease in the yield on average foreign loan receivables reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables.












TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                      June 30,     December 31,
                                                       2002           2001
                                                   -------------  -------------
                                                    (unaudited)
Loans held for securitization(a):
  Domestic:
    Credit card..................................  $   6,341,968  $   7,943,965
    Other consumer...............................         46,120      1,032,697
                                                   -------------  -------------
      Total domestic loans held for
       securitization............................      6,388,088      8,976,662
  Foreign........................................      1,036,474        953,286
                                                   -------------  -------------
      Total loans held for securitization........      7,424,562      9,929,948
Loan portfolio:
  Domestic:
    Credit card..................................      7,337,865      6,439,471
    Other consumer...............................      6,104,645      5,094,198
                                                   -------------  -------------
      Total domestic loan portfolio..............     13,442,510     11,533,669
  Foreign........................................      3,514,508      3,169,947
                                                   -------------  -------------
      Total loan portfolio.......................     16,957,018     14,703,616
                                                   -------------  -------------
      Total loan receivables.....................  $  24,381,580  $  24,633,564
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

OTHER ASSETS

Other assets increased $379.8 million or 31.5% to $1.6 billion at June 30, 2002, as compared to $1.2 billion at December 31, 2001. The increase is primarily related to an increase in the Corporation's deferred tax asset and an increase in the fair market value of the Corporation's interest rate swap agreements and foreign exchange swap agreements accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138") (see "Note A: Significant Accounting Policies-Derivative Financial Instruments and Hedging Activities" contained in the Annual Report on Form 10-K for the year ended December 31, 2001).

DEPOSITS

Total interest expense on deposits was $304.9 million and $628.6 million for the three and six months ended June 30, 2002, as compared to $365.5 million and $742.7 million for the same periods in 2001, respectively. The decrease in interest expense on deposits of $60.6 million and $114.2 million for the three and six months ended June 30, 2002 was primarily the result of a decrease of 149 basis points and 151 basis points in the rate paid on average interest-bearing deposits, offset by an increase of $2.4 billion and $2.6 billion in average interest-bearing deposits for the three and six months ended June 30, 2002, respectively. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001, which impacted overall market interest rates and decreased the Corporation's on-balance-sheet funding costs.

The Corporation's money market deposit accounts are variable-rate products. In addition, the Corporation's foreign time deposits, although fixed in nature, generally mature within one year. Therefore, the decrease in market interest rates throughout 2001 decreased the rate paid on average money market deposit accounts and average foreign time deposits during the three and six months ended June 30, 2002, as compared to the same periods in 2001. The Corporation's domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the lower market interest rates throughout 2001 decreased the rate paid on average domestic time deposits during the three and six months ended June 30, 2002, as compared to the same periods in 2001, but not to the same extent as average money market deposit accounts and average foreign time deposits.

BORROWED FUNDS

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Interest expense on short-term borrowings increased to $9.0 million and $20.5 million for the three and six months ended June 30, 2002, as compared to $1.7 million and $4.3 million for the same periods in 2001, respectively. The increase in interest expense on short-term borrowings for the three and six months ended June 30, 2002 was primarily a result of an increase of $1.0 billion and $1.1 billion in average short-term borrowings, respectively. The increase in average short-term borrowings for the three and six months ended June 30, 2002, as compared to the same periods in 2001, was primarily a result of two on-balance sheet financings totaling $1.0 billion, which were entered into during the second half of 2001. These financings are secured by $1.1 billion of domestic other consumer loan receivables. The Corporation has the option to liquidate these financings on a monthly basis.

Interest expense on long-term debt and bank notes decreased to $76.8 million and $144.1 million for the three and six months ended June 30, 2002, as compared to $86.4 million and $185.6 million for the same periods in 2001, respectively. The decrease in interest expense on long-term debt and bank notes during the three and six months ended June 30, 2002 was primarily a result of a decrease in the rate paid on average long-term debt and bank notes of 183 basis points and 239 basis points, offset by an increase in average long-term debt and bank notes of $1.9 billion and $1.6 billion, respectively.

The decrease in the rate paid on average long-term debt and bank notes reflects actions by the FOMC throughout 2001 which impacted overall market interest rates. Interest expense on domestic long-term debt and bank notes decreased $18.9 million and $54.5 million during the three and six months ended June 30, 2002, respectively, primarily as a result of a decrease of 237 basis points and 299 basis points in the rate paid on average domestic long-term debt and bank notes, as compared to the same periods in 2001, respectively. Interest expense on foreign long-term debt and bank notes increased $9.3 million and $13.1 million during the three and six months ended June 30, 2002, respectively. The increase in interest expense on foreign long-term debt and bank notes was a result of an increase in average foreign long-term debt and bank notes of $899.5 million and $787.6 million to $2.5 billion and $2.3 billion for the three and six months ended June 30, 2002, respectively. The rate paid on average foreign long-term debt and bank notes decreased 75 basis points and 105 basis points for the three and six months ended June 30, 2002, respectively.

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

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities increased $508.8 million or 30.2% to $2.2 billion at June 30, 2002, as compared to $1.7 billion at December 31, 2001. This increase is primarily the result of accruals for compensation expense and customer rewards programs expected to be paid in future periods. In addition, there was an increase in the liability for payments due to MasterCard International ("MasterCard") and Visa U.S.A., Inc. ("Visa") associated with normal cardholder transaction activity as a result of June 30, 2002 falling on a Sunday; this liability was paid on July 1, 2002.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and six months ended June 30, 2002 and 2001, respectively.






























TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE
 (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                   For the Three Months Ended
                                                         June 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance     Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,417     .85% $        3
      Foreign................................     2,220,699    2.38      13,189
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     2,222,116    2.38      13,192
  Federal funds sold.........................     1,578,253    1.77       6,962
                                                -----------          ----------
        Total money market instruments.......     3,800,369    2.13      20,154
  Investment securities(a):
    Taxable..................................     3,799,026    3.73      35,328
    Tax-exempt(b)............................       110,850    2.95         815
                                               ------------          ----------
        Total investment securities..........     3,909,876    3.71      36,143
  Other interest-earning assets(a)...........     3,855,194    8.84      84,961
  Loans held for securitization:
    Domestic:
      Credit card............................     5,754,413   12.01     172,344
      Other consumer.........................       690,307   14.40      24,781
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     6,444,720   12.27     197,125
    Foreign..................................     1,341,490   12.19      40,777
                                               ------------          ----------
        Total loans held for securitization.. 7,786,210 12.26 237,902 Loan portfolio:
    Domestic:
      Credit card............................     7,500,014   11.83     221,191
      Other consumer.........................     5,483,717   14.06     192,179
                                               ------------          ----------
        Total domestic loan portfolio........    12,983,731   12.77     413,370
    Foreign..................................     3,525,232   11.76     103,381
                                               ------------          ----------
        Total loan portfolio.................    16,508,963   12.55     516,751
                                               ------------          ----------
        Total loan receivables...............    24,295,173   12.46     754,653
                                               ------------          ----------
        Total interest-earning assets........    35,860,612   10.02  $  895,911
Cash and due from banks......................       720,384
Premises and equipment, net..................     2,197,374
Other assets.................................     8,364,747
Reserve for possible credit losses...........      (932,356)
                                               ------------
        Total assets.........................  $ 46,210,761
                                               ============



                                                   For the Three Months Ended
                                                         June 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 18,125,609    5.48% $  247,463
      Money market deposit accounts..........     7,007,331    2.73      47,661
      Interest-bearing transaction accounts..        46,990    1.78         208
      Savings accounts.......................        53,652    1.82         244
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    25,233,582    4.70     295,576
    Foreign:
      Time deposits..........................       972,283    3.86       9,368
                                               ------------          ----------
        Total interest-bearing deposits......    26,205,865    4.67     304,944
    Short-term borrowings:
      Domestic...............................     1,005,892    3.24       8,115
      Foreign................................       145,844    2.52         915
                                               ------------          ----------
        Total short-term borrowings..........     1,151,736    3.14       9,030
    Long-term debt and bank notes(c):
      Domestic...............................     5,443,665    3.17      42,968
      Foreign................................     2,475,674    5.49      33,859
                                               ------------          ----------
        Total long-term debt and bank notes..     7,919,339    3.89      76,827
                                               ------------          ----------
        Total borrowed funds.................     9,071,075    3.80      85,857
                                               ------------          ----------
        Total interest-bearing liabilities...    35,276,940    4.44     390,801
Noninterest-bearing deposits.................       900,135
Other liabilities............................     2,009,311
                                               ------------
        Total liabilities....................    38,186,386
Stockholders' equity.........................     8,024,375
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 46,210,761
                                               ============          ----------
        Net interest income..................                        $  505,110
                                                                     ==========
        Net interest margin..................                  5.65
        Interest rate spread.................                  5.58

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended
    June 30, 2002 was $293.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.



                                                   For the Three Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance     Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,302    3.39% $       11
      Foreign................................     1,562,365    4.74      18,472
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,563,667    4.74      18,483
  Federal funds sold.........................     1,212,275    4.29      12,979
                                                -----------          ----------
        Total money market instruments.......     2,775,942    4.55      31,462
  Investment securities(a):
    Taxable..................................     3,291,136    5.32      43,660
    Tax-exempt(b)............................       107,135    5.63       1,505
                                               ------------          ----------
        Total investment securities..........     3,398,271    5.33      45,165
  Other interest-earning assets(a)...........     3,090,222   12.00      92,453
Loans held for securitization:
    Domestic:
      Credit card............................     5,308,943   14.06     186,078
      Other consumer.........................       349,896   15.55      13,567
                                               ------------          ----------
        Total domestic loans held for
         securitization........ .............     5,658,839   14.15     199,645
    Foreign..................................       706,276   13.67      24,078
                                               ------------          ----------
        Total loans held for securitization.. 6,365,115 14.10 223,723 Loan portfolio:
    Domestic:
      Credit card............................     6,701,403   13.25     221,405
      Other consumer.........................     4,349,191   15.10     163,762
                                               ------------          ----------
        Total domestic loan portfolio........    11,050,594   13.98     385,167
    Foreign..................................     2,578,969   12.57      80,841
                                               ------------          ----------
        Total loan portfolio.................    13,629,563   13.71     466,008
                                               ------------          ----------
        Total loan receivables...............    19,994,678   13.84     689,731
                                               ------------          ----------
        Total interest-earning assets........    29,259,113   11.77  $  858,811
Cash and due from banks......................       695,043
Premises and equipment, net..................     1,921,765
Other assets.................................     7,977,016
Reserve for possible credit losses...........      (606,302)
                                               ------------
        Total assets.........................  $ 39,246,635
                                               ============



                                                   For the Three Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,848,281    6.60% $  293,747
      Money market deposit accounts..........     5,308,395    4.82      63,836
      Interest-bearing transaction accounts..        43,463    3.90         423
      Savings accounts.......................        10,398    3.93         102
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,210,537    6.19     358,108
    Foreign:
      Time deposits..........................       582,155    5.09       7,393
                                               ------------          ----------
        Total interest-bearing deposits......    23,792,692    6.16     365,501
    Short-term borrowings:
      Domestic...............................        33,419    4.32         360
      Foreign................................       101,385    5.13       1,296
                                               ------------          ----------
        Total short-term borrowings..........       134,804    4.93       1,656
    Long-term debt and bank notes(c):
      Domestic...............................     4,483,592    5.54      61,905
      Foreign................................     1,576,140    6.24      24,529
                                               ------------          ----------
        Total long-term debt and bank notes..     6,059,732    5.72      86,434
                                               ------------          ----------
        Total borrowed funds.................     6,194,536    5.70      88,090
                                               ------------          ----------
        Total interest-bearing liabilities...    29,987,228    6.07     453,591
Noninterest-bearing deposits.................       783,827
Other liabilities............................     1,646,519
                                               ------------
        Total liabilities....................    32,417,574
Stockholders' equity.........................     6,829,061
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 39,246,635
                                               ============          ----------
        Net interest income..................                        $  405,220
                                                                     ==========
        Net interest margin..................                  5.55
        Interest rate spread.................                  5.70

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



                                                   For the Six Months Ended
                                                         June 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,222     .99% $        6
      Foreign................................     2,010,720    2.39      23,802
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     2,011,942    2.39      23,808
  Federal funds sold.........................     2,054,371    1.76      17,913
                                                -----------          ----------
        Total money market instruments.......     4,066,313    2.07      41,721
  Investment securities(a):
    Taxable..................................     3,717,781    3.84      70,725
    Tax-exempt(b)............................       110,633    2.79       1,529
                                               ------------          ----------
        Total investment securities..........     3,828,414    3.81      72,254
  Other interest-earning assets(a)...........     3,845,696    9.63     183,663
  Loans held for securitization:
    Domestic:
      Credit card............................     6,343,322   12.45     391,675
      Other consumer.........................       858,752   14.58      62,071
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     7,202,074   12.70     453,746
    Foreign..................................     1,267,421   12.54      78,839
                                               ------------          ----------
        Total loans held for securitization.. 8,469,495 12.68 532,585 Loan portfolio:
    Domestic:
      Credit card............................     6,843,976   11.86     402,623
      Other consumer.........................     5,360,453   14.18     376,831
                                               ------------          ----------
        Total domestic loan portfolio........    12,204,429   12.88     779,454
    Foreign..................................     3,441,563   11.85     202,192
                                               ------------          ----------
        Total loan portfolio.................    15,645,992   12.65     981,646
                                               ------------          ----------
        Total loan receivables...............    24,115,487   12.66   1,514,231
                                               ------------          ----------
        Total interest-earning assets........    35,855,910   10.19  $1,811,869
Cash and due from banks......................       750,294
Premises and equipment, net..................     2,168,554
Other assets.................................     7,937,563
Reserve for possible credit losses...........      (905,729)
                                               ------------
        Total assets.........................  $ 45,806,592
                                               ============



                                                   For the Six Months Ended
                                                         June 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 18,458,147    5.61% $  513,806
      Money market deposit accounts..........     6,821,922    2.85      96,566
      Interest-bearing transaction accounts..        49,052    1.80         438
      Savings accounts.......................        49,412    1.83         448
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    25,378,533    4.86     611,258
    Foreign:
      Time deposits..........................       893,596    3.90      17,301
                                               ------------          ----------
        Total interest-bearing deposits......    26,272,129    4.82     628,559
    Short-term borrowings:
      Domestic...............................     1,075,449    3.44      18,354
      Foreign................................       184,878    2.37       2,174
                                               ------------          ----------
        Total short-term borrowings..........     1,260,327    3.28      20,528
    Long-term debt and bank notes(c):
      Domestic...............................     5,263,534    3.18      82,945
      Foreign................................     2,297,210    5.37      61,194
                                               ------------          ----------
        Total long-term debt and bank notes..     7,560,744    3.84     144,139
                                               ------------          ----------
        Total borrowed funds.................     8,821,071    3.76     164,667
                                               ------------          ----------
        Total interest-bearing liabilities...    35,093,200    4.56     793,226
Noninterest-bearing deposits.................       899,674
Other liabilities............................     1,939,012
                                               ------------
        Total liabilities....................    37,931,886
Stockholders' equity.........................     7,874,706
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 45,806,592
                                               ============         -----------
        Net interest income..................                       $ 1,018,643
                                                                    ===========
        Net interest margin..................                  5.73
        Interest rate spread.................                  5.63

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the six months ended
    June 30, 2002 was $550.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.



                                                     For the Six Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,277    3.95% $       25
      Foreign................................     1,556,081    5.23      40,334
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,557,358    5.23      40,359
  Federal funds sold.........................     1,358,508    5.03      33,897
                                                -----------          ----------
        Total money market instruments.......     2,915,866    5.14      74,256
  Investment securities(a):
    Taxable..................................     3,128,466    5.53      85,820
    Tax-exempt(b)............................       103,401    5.68       2,915
                                               ------------          ----------
        Total investment securities..........     3,231,867    5.54      88,735
  Other interest-earning assets(a)...........     3,064,678   12.00     182,370
  Loans held for securitization:
    Domestic:
      Credit card............................     5,149,357   14.45     368,951
      Other consumer.........................       680,941   14.92      50,394
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     5,830,298   14.50     419,345
    Foreign..................................       769,568   13.69      52,236
                                               ------------          ----------
        Total loans held for securitization.. 6,599,866 14.41 471,581 Loan portfolio:
    Domestic:
      Credit card............................     6,631,834   13.64     448,600
      Other consumer.........................     3,716,159   15.14     278,977
                                               ------------          ----------
        Total domestic loan portfolio........    10,347,993   14.18     727,577
    Foreign..................................     2,427,047   12.38     148,940
                                               ------------          ----------
        Total loan portfolio.................    12,775,040   13.84     876,517
                                               ------------          ----------
        Total loan receivables...............    19,374,906   14.03   1,348,098
                                               ------------          ----------
        Total interest-earning assets........    28,587,317   11.95  $1,693,459
Cash and due from banks......................       710,348
Premises and equipment, net..................     1,873,078
Other assets.................................     8,346,685
Reserve for possible credit losses...........      (568,758)
                                               ------------
        Total assets.........................  $ 38,948,670
                                               ============



                                                     For the Six Months Ended
                                                         June 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                 Balance      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,792,668    6.66% $  587,818
      Money market deposit accounts..........     5,177,542    5.33     136,813
      Interest-bearing transaction accounts..        43,696    4.47         968
      Savings accounts.......................        10,292    4.45         227
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,024,198    6.36     725,826
    Foreign:
      Time deposits..........................       620,983    5.49      16,919
                                               ------------          ----------
        Total interest-bearing deposits......    23,645,181    6.33     742,745
    Short-term borrowings:
      Domestic...............................        33,696    4.96         828
      Foreign................................       129,774    5.40       3,477
                                               ------------          ----------
        Total short-term borrowings..........       163,470    5.31       4,305
    Long-term debt and bank notes(c):
      Domestic...............................     4,494,234    6.17     137,488
      Foreign................................     1,509,589    6.42      48,074
                                               ------------          ----------
        Total long-term debt and bank notes..     6,003,823    6.23     185,562
                                               ------------          ----------
        Total borrowed funds.................     6,167,293    6.21     189,867
                                               ------------          ----------
        Total interest-bearing liabilities...    29,812,474    6.31     932,612
Noninterest-bearing deposits.................       828,526
Other liabilities............................     1,593,833
                                               ------------
        Total liabilities....................    32,234,833
Stockholders' equity.........................     6,713,837
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 38,948,670
                                               ============          ----------
        Net interest income..................                        $  760,847
                                                                     ==========
        Net interest margin..................                  5.37
        Interest rate spread.................                  5.64

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

OTHER OPERATING INCOME

Total other operating income increased 3.7% and 6.7% to $1.6 billion and $3.2 billion for the three and six months ended June 30, 2002 as compared to 2001, respectively.

Securitization income decreased $7.1 million to $1.4 billion and increased $96.5 million to $2.7 billion for the three and six months ended June 30, 2002, respectively. These changes in securitization income reflect earnings on the Corporation's securitized loans, offset by declines in the value of the Corporation's interest-only strip receivable. Average securitized loans increased $4.5 billion or 6.5% and $3.8 billion or 5.5% for the three and six months ended June 30, 2002, as compared to the same periods in 2001, respectively. Also, the securitized net interest margin increased to 10.32% and 10.37% for the three and six months ended June 30, 2002, as compared to 9.56% and 9.17% for the same periods in 2001, respectively, primarily as a result of a 224 basis point and 273 basis point decrease in the average rate paid to investors in the Corporation's securitization transactions for the three and six months ended June 30, 2002, respectively. The rate paid to investors generally resets on a monthly basis. The decrease in the average rate paid to investors reflects action by the FOMC throughout 2001, which impacted overall market interest rates. The decrease in the average rate paid to investors was offset by a decrease in the yield earned on average securitized loans. The yield earned on average securitized loans decreased to 12.74% and 12.84% for the three and six months ended June 30, 2002, as compared to 14.41% and 14.54% for the same periods in 2001, respectively. The decrease in the yield earned on average securitized loans reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow managed loans. The 76 basis point and 120 basis point increase in the securitized net interest margin attributed to the increase in securitized net interest income of $221.5 million and $550.6 million for the three and six months ended June 30, 2002, as compared to the same periods in 2001, respectively. The increase in securitized net interest income was partially offset by an increase of $107.9 million and $259.7 million in securitized net charge-offs for the three and six months ended June 30, 2002, respectively. Securitized net credit losses as a percentage of average securitized loans were 5.27% and 5.18% for the three and six months ended June 30, 2002 as compared to 4.99% and 4.71% for the same periods in 2001, respectively.

Included in securitization income is the net incremental change in the interest-only strip receivable for all securitization transactions that the Corporation recognizes in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" ("Statement No. 140"). The net incremental change in the interest-only strip receivable for all securitization transactions recognized by the Corporation in securitization income, net of securitization transaction costs, was a $105.1 million and $160.9 million decrease during the three and six months ended
June 30, 2002, as compared to a $59.6 million and a $84.0 million increase for the same periods in 2001, respectively.

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable which represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, gross credit losses, charged-off loan recoveries, contractual servicing fees, and the coupon paid to the investors which are used to determine the excess spread to be received by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable and other retained interests in securitizations on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected (see "Note G: Asset Securitization" for key assumptions and their sensitivities to adverse changes).

The decreases in the value of the interest-only strip recognized by the Corporation on its securitized loan principal receivables during the three and six months ended June 30, 2002, were primarily a result of a decrease in the projected excess spread assumption related to the interest-only strip receivable. The projected excess spread for securitized credit card principal receivables decreased to 4.27% at June 30, 2002, as compared to 5.14% at December 31, 2001. The projected excess spread for securitized other consumer principal receivables decreased to 2.18% at June 30, 2002, as compared to 2.60% at December 31, 2001. The decrease in the projected excess spread assumption was primarily the result of a decrease in the projected interest income yields on securitized loans due to the Corporation's pricing decisions to attract and retain Customers and to grow loans. The decrease in the projected excess spread assumption also reflects anticipated higher funding costs resulting from expected increases in future market interest rates, as the rates paid to investors in the Corporation's securitized transactions are primarily variable in nature. These projections were partially offset by lower projected charge-off rates on its credit card principal receivables. The net impact of these changes in assumptions resulted in a decrease in the interest-only strip receivable to $992.4 million at June 30, 2002, as compared to $1.1 billion at December 31, 2001.

The Corporation's insurance income primarily relates to fees received for marketing credit related life and disability insurance and debt cancellation contracts to loan customers. Insurance income increased $10.9 million and $27.5 million to $41.0 million and $86.8 million for the three and six months ended June 30, 2002, respectively. The increase in insurance income is primarily related to an increase in the number of debt cancellation contracts.

Credit card fees were $98.4 million and $191.4 million for the three and six months ended June 30, 2002, as compared to $67.9 million and $129.3 million for the same periods in 2001, respectively. Credit card fees include annual, late, overlimit, returned check, cash advance, express payment fees, and other miscellaneous fees earned on the Corporation's credit card loans. The increase in credit card fees for the three and six months ended June 30, 2002 was a result of the growth in the Corporation's outstanding loan receivables, accounts, and the number of fees assessed.

OTHER OPERATING EXPENSE

Total other operating expense increased 8.9% to $1.1 billion and 7.9% to $2.3 billion for the three and six months ended June 30, 2002, as compared to $1.0 billion and $2.1 billion for the same periods in 2001, respectively. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining domestic and foreign credit card and other consumer loan Customers. The Corporation added 6.3 million new accounts, including 1.2 million accounts from the Wachovia portfolio acquisition, during the six months ended June 30, 2002, compared to 4.7 million new accounts for the same period in 2001. The Corporation added 214 new endorsements from organizations during the six months ended June 30, 2002, compared to 227 new endorsements for the same period in 2001.

Salaries and employee benefits increased $25.7 million to $465.3 million and $65.7 million to $944.2 million for the three and six months ended June 30, 2002 from the same periods in 2001, respectively. The increase in salaries and employee benefits primarily reflects the increased number of people to service the Corporation's higher number of Customers and increases in employee compensation levels. At June 30, 2002, the Corporation had approximately 25,500 full-time equivalent employees, as compared to 24,000 full-time equivalent employees at June 30, 2001.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation's defined benefit pension plan of $19.8 million and $39.1 million for the three and six months of June 30, 2002. The Corporation anticipates, based on current conditions, that net periodic benefit cost will increase significantly in 2003 because of a lower return on assets, increased covered salaries, and a lower assumed discount rate. The Corporation does not expect the increases in the net periodic benefit cost to have a material impact on the Corporation's consolidated statement of income for 2003.

Other operating expense also includes amortization of intangible assets. The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible assets. This would result in a write down of intangible assets on the consolidated statements of financial condition and an increase to other operating expense on the consolidated statements of income.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). The effective date for Statement No. 142 was for fiscal years beginning after December 15, 2001. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives are no longer amortized, but instead are subject to an annual impairment test. At June 30, 2002, the Corporation did not have a material amount of goodwill or intangible assets with indefinite lives or any other nonamortizing assets.

Other separately identifiable intangible assets, which for the Corporation are primarily the value of acquired Customer accounts, continue to be amortized over their estimated useful lives. Prior to 2002, the Corporation amortized the value of acquired Customer accounts over a period that was generally limited to ten years. In accordance with Statement No. 142, the Corporation completed an analysis of the associated benefits of the value of its acquired Customer accounts. As a result, on January 1, 2002, the Corporation extended the amortization period of the value of the acquired Customer accounts, generally to 15 years, to better match their estimated useful lives. For the three and six months ended June 30, 2002, the Corporation's pre-tax amortization expense was reduced $23.5 million and $47.8 million, respectively, as a result of the extension of the amortization period. These reductions do not include the amortization expense of acquired Customer accounts added after January 1, 2002, the effective date of the change.

Advertising expense increased $15.8 million and $44.8 million to $83.4 million and $170.2 million for the three and six months ended June 30, 2002, respectively. Postage and delivery expense increased $21.2 million and $48.0 million to $98.2 million and $208.0 million for the three and six months ended June 30, 2002, respectively. The increase in advertising and postage and delivery expense is attributable to an increase in the Corporation's marketing efforts primarily through direct promotions, new account solicitations, and activation mailings, as well as new account growth.

Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------  ----------------------
                                    2002       2001        2002        2001
                                  ---------  ---------  ----------  ----------
                                                  (unaudited)
Purchased services..............  $ 134,783  $ 117,172  $  252,958  $  243,170
Advertising.....................     83,380     67,623     170,185     125,393
Collection......................     13,476     10,700      25,749      20,944
Stationery and supplies.........     11,032     10,923      21,824      21,576
Service bureau..................     18,781     15,850      35,858      30,284
Postage and delivery............     98,157     76,961     208,042     160,012
Telephone usage.................     20,451     21,125      42,886      41,398
Loan receivable fraud losses....     36,206     41,127      80,368      83,549
Amortization of intangible
 assets.........................     82,424     92,128     159,052     190,106
Computer software...............     25,006     20,394      49,443      39,673
Other...........................     51,376     42,366     120,481     123,400
                                  ---------  ---------  ----------  ----------
  Total other operating expense.  $ 575,072  $ 516,369  $1,166,846  $1,079,505
                                  =========  =========  ==========  ==========

INCOME TAXES

The Corporation recognized applicable income taxes of $264.3 million and $477.9 million for the three and six months ended June 30, 2002, as compared to $229.1 million and $416.5 million for the same periods in 2001, respectively. These amounts represent an effective tax rate of 36.6% and 37.6% for the three and six months ended June 30, 2002 and 2001, respectively. The decrease in the effective tax rate is primarily related to favorable results from audits of federal tax returns from prior years.

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

DELINQUENCIES

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Delinquency as a percentage of the Corporation's loan portfolio was 3.94% at June 30, 2002, compared with 4.64% at December 31, 2001. The Corporation's delinquency as a percentage of managed loans was 4.80% at June 30, 2002, compared to 5.09% at December 31, 2001.

Table 4 presents delinquent loans for the Corporation's loan portfolio, excluding loans held for securitization, and the Corporation's managed loans.

Loan delinquency on the domestic credit card loan portfolio was 3.29% at June 30, 2002, as compared to 4.58% at December 31, 2001. Loan delinquency on the domestic other consumer loan portfolio was 5.55% at June 30, 2002, as compared to 5.96% at December 31, 2001. Loan delinquency on the foreign loan portfolio was 2.51% at June 30, 2002, as compared to 2.63% at December 31, 2001. The delinquency rate on the Corporation's foreign loans is typically lower than the delinquency rate on the Corporation's domestic credit card loans. The Corporation's domestic other consumer loans typically have a higher delinquency and charge-off rate than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on domestic other consumer loans.




















TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                           June 30, 2002     December 31, 2001
                                         ------------------  -----------------
                                                      (unaudited)
Loan portfolio:
Loan portfolio outstanding.............  $16,957,018         $14,703,616
Loan portfolio delinquent:
  30 to 59 days........................  $   247,619   1.46% $   260,421  1.77%
  60 to 89 days........................      142,327    .84      145,061   .99
  90 or more days......................      278,256   1.64      276,277  1.88
                                         -----------  -----  ----------- -----
      Total............................  $   668,202   3.94% $   681,759  4.64%
                                         ===========  =====  =========== =====
Loan portfolio delinquent by
 geographic area:
  Domestic:
    Credit card........................  $   241,274   3.29% $   294,901  4.58%
    Other consumer.....................      338,804   5.55      303,365  5.96
                                         -----------         -----------
      Total domestic...................      580,078   4.32      598,266  5.19
  Foreign..............................       88,124   2.51       83,493  2.63
                                         -----------         -----------
      Total............................  $   668,202   3.94  $   681,759  4.64
                                         ===========         ===========
Managed loans
Managed loans outstanding..............  $99,965,120         $97,496,051
Managed loans delinquent:
  30 to 59 days........................  $ 1,759,260   1.76% $ 1,816,893  1.86%
  60 to 89 days........................      998,570   1.00    1,039,861  1.07
  90 or more days......................    2,041,635   2.04    2,105,707  2.16
                                         -----------  -----  ----------- -----
      Total............................  $ 4,799,465   4.80% $ 4,962,461  5.09%
                                         ===========  =====  =========== =====
Managed loans delinquent by
 geographic area:
  Domestic:
    Credit card........................  $ 3,711,052   4.89% $ 3,779,113  5.05%
    Other consumer.....................      729,494   6.15      811,159  6.86
                                         -----------         -----------
      Total domestic...................    4,440,546   5.06    4,590,272  5.29
  Foreign..............................      358,919   2.92      372,189  3.45
                                         -----------         -----------
      Total............................  $ 4,799,465   4.80  $ 4,962,461  5.09
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

Other nonperforming loans as a percentage of the Corporation's loan portfolio and of the Corporation's managed loans increased at June 30, 2002 from December 31, 2001 as a result of the Corporation increasing the use of reduced-rate and nonaccrual programs to assist customers who are experiencing financial difficulties in meeting their repayment obligations.


TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                          June 30, 2002     December 31, 2001
                                        ------------------  -----------------
                                                      (unaudited)
Loan portfolio:
Nonaccrual loans......................  $           23,723  $          17,459
Reduced-rate loans....................             394,063            299,541
                                        ------------------  -----------------
  Total other nonperforming loans.....  $          417,786  $         317,000
                                        ==================  =================
Other nonperforming loans as a % of
 ending loan portfolio................                2.46%              2.16%

Managed loans:
Nonaccrual loans......................  $          250,327  $         173,825
Reduced-rate loans....................           2,655,423          2,360,392
                                        ------------------  -----------------
  Total other nonperforming loans.....  $        2,905,750  $       2,534,217
                                        ==================  =================
Other nonperforming loans as a % of
 ending managed loans.................                2.91%              2.60%

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

Net credit losses for the three and six months ended June 30, 2002 were $274.9 million and $559.9 million, compared to $211.9 million and $402.0 million for the same periods in 2001, respectively. The increase in net credit losses for the three and six months ended June 30, 2002 reflects a weaker economy, the continuing seasoning of the Corporation's accounts, and an increase in average loan receivables.

Net credit losses as a percentage of average loan receivables were 4.53% and 4.64% for the three and six months ended June 30, 2002, compared to 4.24% and 4.15% for the same periods in 2001, respectively. The Corporation's managed credit losses as a percentage of average managed loans for the three and six months ended June 30, 2002 were 5.09% and 5.04%, compared to 4.82% and 4.59% for the same periods in 2001, respectively. Net charge-offs on domestic credit card loan receivables were 4.07% and 4.43% for the three and six months ended June 30, 2002, as compared to 4.47% and 4.45% for the same periods in 2001, respectively. Net charge-offs on domestic other consumer loan receivables were 6.88% and 6.52% for the three and six months ended June 30, 2002, as compared to 4.80% and 4.48% for the same periods in 2001, respectively. Net charge-offs on foreign loan receivables were 2.78% and 2.75% for the three and six months ended June 30, 2002, as compared to 2.60% and 2.61% for the same periods in 2001, respectively.

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

The Corporation's reserve for possible credit losses increased to $960.1 million at June 30, 2002. The provision for possible credit losses for the three and six months ended June 30, 2002 was $274.9 million and $634.3 million, compared to $322.2 million and $541.1 million for the same periods in 2001, respectively. The increase in the reserve for possible credit losses primarily reflects a weaker economy as demonstrated by the increase in the Corporation's net credit losses. For the three months ended March 31, 2002, the Corporation increased its reserve for possible credit losses as the Corporation experienced an increase in the number of bankruptcy filings. For the three months ended June 30, 2002, the Corporation acquired reserves of $46.7 million which increased its reserve for possible credit losses. The Corporation did not otherwise increase reserves during the three months ended June 30, 2002, as the Corporation did not expect net credit losses to increase during the third and fourth quarters of 2002. However, the Corporation cannot predict with certainty the amount of future net credit losses due to possible changes in the economy, bankruptcy laws, and other factors.

Congress is considering changes to the bankruptcy laws which, if enacted, may result in increased bankruptcy filings prior to the effective date of the changes. Such an increase in expected bankruptcy filings could result in higher than anticipated future losses which could cause the Corporation to increase the reserve for possible credit losses.

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




TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------  --------------------
                                      2002       2001       2002       2001
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period......  $ 908,186  $ 565,700  $ 833,423  $ 527,573
  Reserves acquired...............     46,738      2,295     47,675     12,617
  Provision for possible credit
   losses:
     Domestic.....................    252,113    301,388    550,553    494,768
     Foreign......................     22,819     20,828     83,772     46,288
                                    ---------  ---------  ---------  ---------
        Total provision for
         possible credit losses...    274,932    322,216    634,325    541,056
  Foreign currency translation....      5,189       (168)     4,556     (1,014)
  Credit losses:
    Domestic:
      Credit card.................   (143,687)  (145,935)  (311,080)  (282,631)
      Other consumer..............   (112,229)   (59,257)  (213,229)  (104,373)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses...................   (255,916)  (205,192)  (524,309)  (387,004)
    Foreign.......................    (40,696)   (25,897)   (75,679)   (50,373)
                                    ---------  ---------  ---------  ---------
        Total credit losses.......   (296,612)  (231,089)  (599,988)  (437,377)
  Recoveries:
    Domestic:
      Credit card.................      8,775     11,809     18,687     20,733
      Other consumer..............      6,081      2,872     10,568      5,888
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries.     14,856     14,681     29,255     26,621
    Foreign.......................      6,824      4,555     10,867      8,714
                                    ---------  ---------  ---------  ---------
        Total recoveries..........     21,680     19,236     40,122     35,335
                                    ---------  ---------  ---------  ---------
  Net credit losses...............   (274,932)  (211,853)  (559,866)  (402,042)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............  $ 960,113  $ 678,190  $ 960,113  $ 678,190
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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2002 and December 31, 2001, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.

TABLE 7:  REGULATORY CAPITAL RATIOS

                          June 30,  December 31,   Minimum    Well-Capitalized
                            2002        2001     Requirements   Requirements
                        ----------- ------------ ------------ ----------------
                        (unaudited)
MBNA Corporation
Tier 1.................    17.51%      15.99%        4.00%          (a)
Total..................    20.51       17.97         8.00           (a)
Leverage...............    18.67       18.12         4.00           (a)

MBNA America Bank, N.A.
Tier 1.................    14.78       13.14         4.00           6.00%
Total..................    17.89       15.13         8.00          10.00
Leverage...............    15.67       15.00         4.00           5.00

MBNA America
 (Delaware), N.A.
Tier 1.................    20.81       18.24         4.00           6.00
Total..................    22.02       19.28         8.00          10.00
Leverage...............    20.34       18.49         4.00           5.00

(a) Not applicable for bank holding companies.

During the six months ended June 30, 2002, the Corporation issued 6.625% Subordinated Notes, maturing in 2012. These 6.625% Subordinated Notes qualify as regulatory capital for both the Bank and the Corporation.

During the six months ended June 30, 2002, the Corporation, through MBNA Capital D, also issued guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures. These securities qualify as regulatory capital for the Corporation.

In November 2001, the FFIEC published revised risk-based capital guidelines to address the treatment of recourse obligations, retained interests, and direct credit substitutes that expose banks and bank holding companies to credit risk. The revised guidelines treat recourse obligations and direct credit substitutes more consistently than the agencies' current risk-based capital standards, and introduce a credit ratings-based approach to assigning risk weights within a securitization. The revised guidelines also impose a "dollar-for-dollar" capital charge on retained interests and a concentration limit on the interest-only strip receivable, a subset of retained interests. Retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests (discussed under "Note G: Asset Securitization"). The revised guidelines were effective for all transactions settled on or after January 1, 2002. For transactions entered into before January 1, 2002, the Corporation may elect early adoption for any provision of the revised guidelines that results in reduced capital requirements, and may delay adoption until December 31, 2002 for any provision that results in increased capital requirements. The revised guidelines, when adopted, will result in an additional capital charge for the Corporation and the Bank. If the revised guidelines imposing an additional capital charge had been in effect at June 30, 2002, the Corporation would have remained adequately capitalized, and the Bank would have remained "well-capitalized" for regulatory capital purposes. MBNA Delaware's regulatory capital ratios would not have been affected. There are no conditions or events that have occurred since June 30, 2002 that have changed the Bank's or MBNA Delaware's regulatory capital classification as "well-capitalized".

DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation's preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the Corporation's junior subordinated deferrable interest debentures. During the six months ended
June 30, 2002, the Corporation declared dividends on its preferred stock of $7.1 million and on its common stock of $170.4 million.

On July 16, 2002, the Corporation's Board of Directors declared a quarterly dividend of $.07 per common share, payable October 1, 2002 to stockholders of record as of September 16, 2002. Also, on July 11, 2002, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.34740 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable October 15, 2002 to stockholders of record as of September 30, 2002.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 2002, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $3.0 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation's senior syndicated revolving credit facility. This facility was not drawn upon at June 30, 2002. If this facility had been drawn upon at June 30, 2002, the amount of retained earnings available for declaration of dividends would have been further limited to $1.6 billion.

LIQUIDITY AND RATE SENSITIVITY

The Corporation seeks to maintain prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

LIQUIDITY MANAGEMENT

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations amortize, debt and deposits mature, and payments on other obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations, and other assets and liabilities.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Corporation's loan receivables as a major funding alternative. At June 30, 2002, the Corporation funded approximately 75.6% of its managed loans through securitization transactions. Additional liquidity is provided to the Corporation through committed credit facilities.

The consumer asset-backed securitization market in the United States currently exceeds $1 trillion, with approximately $184.0 billion of asset-backed securities issued during the six months ended June 30, 2002. An additional $54.0 billion of asset-backed securities were issued in European markets during the six months ended June 30, 2002. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan receivables include the overall credit quality of the Corporation's securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments governing securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Corporation's consolidated statement of financial condition, and lower loan growth if the Corporation were unable to find alternative and cost-effective funding sources.

In addition, if the Corporation could not continue to remove the loan receivables from the Corporation's consolidated statement of financial condition through securitizations, the Corporation would likely need to raise additional capital to support loan and asset growth, provide additional credit enhancement, and meet the minimum regulatory capital requirements.

Total deposits at June 30, 2002 and December 31, 2001 were $27.0 billion and $27.1 billion, respectively. The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources. At June 30, 2002, the Corporation's ratio of average receivables to average deposits was 89.63% and 88.75% for the three and six months ended June 30, 2002, respectively, as compared to 81.36% and 79.17% for the same periods in 2001. The increase in the percentage of average loan receivables to average deposits is a result of
average loan growth.   Table 8 provides the maturities of the Corporation's
deposits at June 30, 2002.

TABLE 8: MATURITIES OF DEPOSITS AT JUNE 30, 2002
(dollars in thousands)
                                         Direct         Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------
                                                    (unaudited)
Three months or less................  $ 10,234,195  $  1,196,325  $ 11,430,520
Over three months through twelve
 months.............................     4,591,890     1,330,458     5,922,348
Over one year through five years....     5,099,413     4,563,377     9,662,790
Over five years.....................         7,210             -         7,210
                                      ------------  ------------  ------------
  Total deposits....................  $ 19,932,708  $  7,090,160  $ 27,022,868
                                      ============  ============  ============

The Corporation also held $3.9 billion in investment securities and $3.9 billion of money market instruments at June 30, 2002, compared to $3.5 billion in investment securities and $3.0 billion in money market instruments at December 31, 2001. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at June 30, 2002, $963.9 million is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.5 billion at June 30, 2002 and $3.1 billion at December 31, 2001. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Money market instruments increased at June 30, 2002 from December 31, 2001 to provide liquidity to support portfolio acquisition activity and anticipated loan growth.

Estimated maturities of the Corporation's investment securities, on a fully taxable equivalent basis, are presented in Table 9.


TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT JUNE 30, 2002
(dollars in thousands) (unaudited)

                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1       1-5       6-10       Over
                                       Year        Years      Years    10 Years
                                    ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $  889,424  $1,389,752  $       -  $      -
State and political subdivisions
 of the United States.............       3,160       9,245      7,185    84,180
Asset-backed and other securities.      70,347     484,528    352,733   164,013
                                    ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale.............  $  962,931  $1,883,525  $ 359,918  $248,193
                                    ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $        -  $        -  $       -  $402,596
State and political subdivisions
 of the United States.............           -         166        649     5,740
Asset-backed and other securities.       1,000       1,000          -    61,882
                                    ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity...............  $    1,000  $    1,166  $     649  $470,218
                                    ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $2,279,176  $2,279,176
State and political subdivisions
 of the United States.............     103,770     103,770
Asset-backed and other securities.   1,071,621   1,071,621
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $3,454,567  $3,454,567
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  402,596  $  391,675
State and political subdivisions
 of the United States.............       6,555       6,712
Asset-backed and other securities.      63,882      63,917
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  473,033  $  462,304
                                    ==========  ==========






Table 10 provides a summary of the Corporation's estimated liquidity requirements at June 30, 2002.

TABLE 10: SUMMARY OF ESTIMATED LIQUIDITY REQUIREMENTS
          (dollars in thousands) (unaudited)

                              Estimated Liquidity Requirements
                                      at June 30, 2002
                            -------------------------------------

                              Within                     Over
                              1 Year      1-5 Years     5 Years       Total
                            -----------  -----------  -----------  ------------
Deposits................... $17,352,868  $ 9,662,790  $     7,210  $ 27,022,868
Short-term borrowings......   1,155,124            -            -     1,155,124
Long-term debt and bank
 notes (par value).........   1,550,611    4,560,602    2,132,842     8,244,055
Securitized loans
 (investor  principal).....  10,110,871   46,771,291   16,829,590    73,711,752
Minimum rental payments
 under noncancelable
 operating leases..........      29,802       45,289           66        75,157
                            -----------  -----------  -----------  ------------
  Total estimated
   liquidity requirements.. $30,199,276  $61,039,972  $18,969,708  $110,208,956
                            ===========  ===========  ===========  ============

The Corporation estimates that it will be required to pay out $30.2 billion in liquidity obligations within the next year. These requirements include $17.4 billion in deposits and $10.1 billion in principal payments to investors in the Corporation's securitization transactions. Based on past deposit activity, the Corporation expects to retain a majority of its deposit balances as they mature. Therefore, the Corporation anticipates the net cash outflow related to deposits within the next year will be significantly less than reported above. The Corporation has typically funded approximately 75% of its managed loans through asset securitization. To maintain an appropriate current securitized funding level, the Corporation expects to securitize additional loans as prior securitized loans amortize back into the Corporation's loan portfolio. These additional securitizations would offset principal payments to investors in the Corporation's securitization transactions.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. The Corporation considers these stock repurchases in maintaining its liquidity position. During the six months ended June 30, 2002, the Corporation purchased
21.7 million common shares for $536.8 million. The Corporation issued 21.7 million common shares upon the exercise of stock options and issuance of restricted stock. The Corporation received $120.1 million in proceeds from the exercise of these stock options.

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to the change in earnings resulting from fluctuations in interest rates, variability in the yield earned on interest earning assets and the rate paid on interest-bearing liabilities, and the differences in repricing intervals between assets and liabilities. Interest rate changes also impact the valuation of the interest-only strip receivable and securitization income. The management of interest rate sensitivity attempts to maximize earnings by minimizing any negative impacts of changing market rates, asset and liability mix, and prepayment trends. Interest rate sensitive assets/liabilities have yields/rates that can change within a designated time period due to their maturity, a change in an underlying index rate, or the contractual ability of the Corporation to change the yield/rate.

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

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Key assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at June 30, 2002, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $65.0 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $65.0 million in projected net income during the next twelve months.

These assumptions are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset the Corporation's potential exposure, among other factors. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past; its ability to do so in the future will depend on changes in interest rates, market conditions, and other factors.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged.
The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At
June 30, 2002, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $79.9 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138") on January 1, 2001. The standards required that all derivative financial instruments be recorded on the Corporation's consolidated statement of financial condition at fair value and established criteria for designation and effectiveness of hedging relationships. The Corporation recognized a $2.5 million (pre-tax) loss upon implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of Statement No. 133 by the Corporation did not affect the Corporation's hedging strategy.

ASSET SECURITIZATION

In September 2000, Statement No. 140, was issued. Statement No. 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), and revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but it carried over most of Statement No. 125's provisions without reconsideration. The Corporation adopted Statement No. 140's revised accounting standards for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of Statement No. 140 did not have a material impact on the Corporation's consolidated financial statements.

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

In July 2001, the Financial Accounting Standards Board issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement No. 140 Related to the Isolation of Transferred Financial Assets" ("Technical Bulletin No. 01-1"). Technical Bulletin No. 01-1 applies to single-step securitization structures utilized by the Corporation and clarifies certain isolation criteria related to the transfer of loan receivables that are required by Statement No. 140 to account for asset securitizations as sales. Technical Bulletin No. 01-1 delayed the effective date of Statement No. 140 as it applies to single-step securitization structures for transactions occurring after December 31, 2001. Technical Bulletin No. 01-1 also provides an extended transition period until June 30, 2006, for conversion of existing single-step master trust securitization structures to allow issuers, if necessary, additional time to obtain sufficient approvals from the beneficial interest holders to convert to a two-step securitization structure and continue to meet the isolation criteria required by Statement No. 140 to achieve sales treatment. The Corporation believes that the required changes in its securitization structures are not significant, and that the implementation of any required changes will not have a material impact on the Corporation's consolidated financial statements. In January 2002, the State of Delaware passed legislation that should enable the Corporation to use a single-step securitization structure and continue to meet the isolation criteria of Statement No. 140, thereby maintaining sales treatment using a single-step securitization structure.

During the three and six months ended June 30, 2002, the Corporation securitized credit card loan receivables totaling $4.9 billion and $7.0 billion, while $2.5 billion and $4.8 billion of previously securitized credit card loan receivables amortized back into the Corporation's loan portfolio. Included in the securitization activity during the three months ended June 30, 2002 is CAD$500.0 million (approximately $330.8 million) of credit card loan receivables issued by MBNA Canada and EUR775.5 million (approximately $770.1 million) of credit card loan receivables issued by MBNA Europe. The total amount of securitized loans was $75.6 billion or 75.6% of managed loans at June 30, 2002, compared to $72.9 billion or 74.7% at December 31, 2001. An additional $5.7 billion of previously securitized loans is scheduled to amortize during the remainder of 2002. The amortization amount is based upon estimated amortization periods, which are subject to change.

Table 11 shows the Corporation's securitized loans distribution.

TABLE 11:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                           (unaudited)
Securitized Loans
  Domestic:
    Credit card..................................  $ 62,138,589  $ 60,501,860
    Other consumer...............................     5,704,388     5,702,658
                                                   ------------  ------------
      Total domestic securitized loans...........    67,842,977    66,204,518

  Foreign:
    Credit card..................................     7,740,563     6,657,969
                                                   ------------  ------------
      Total foreign securitized loans............     7,740,563     6,657,969
                                                   ------------  ------------
      Total securitized loans....................  $ 75,583,540  $ 72,862,487
                                                   ============  ============

Distribution of principal to investors may begin sooner than the scheduled amortization period if the average annualized yield (generally including interest income, interchange income, charged-off loan recoveries and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees,and principal credit losses during the period) or certain other events occur.

Table 12 shows summarized yields for each trust for the three-month period ended June 30, 2002. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum yield falls below 0%, for a contractually specified period, generally a three-month average, then the securitization will begin to amortize earlier than its scheduled contractual amortization date.


TABLE 12: SECURITIZATION TRUST YIELDS IN EXCESS OF MINIMUM YIELD DATA (a) (dollars in thousands)


                                                  Number      Average   Average
                                     Investor    of Series  Annualized  Minimum
                                     Principal   in Trust      Yield     Yield
                                    -----------  ---------  ----------  -------
                                                    (unaudited)

MBNA Master Credit Card Trust II..  $43,305,638      61       17.79%     9.86%
UK Receivables Trust..............    3,894,555       9       18.96     11.75
Gloucester Credit Card Trust......    1,786,185       8       18.41      9.66
MBNA Master Consumer Loan Trust...    5,560,278       3          (b)       (b)
MBNA Triple A Master Trust........    1,500,000       2       17.74      9.81
MBNA Credit Card Master Note
 Trust (c)........................   15,756,175      25       17.86      9.99
UK Receivables Trust II...........    1,908,921       3       19.06     11.66

                                                Yield in Excess of Minimum (a)
                                               --------------------------------
                                                               Series Range
                                                Weighted   --------------------
                                                Average      High        Low
                                               ----------  ---------  ---------
                                                          (unaudited)
MBNA Master Credit Card Trust II..                7.93%       8.30%      5.11%
UK Receivables Trust..............                7.21        7.98       5.14
Gloucester Credit Card Trust......                8.75        9.65       7.69
MBNA Master Consumer Loan Trust...                  (b)         (b)        (b)
MBNA Triple A Master Trust........                7.93        7.93       7.93
MBNA Credit Card Master Note
 Trust (c)........................                7.87        7.87       7.87
UK Receivables Trust II...........                7.40        7.60       7.30

(a) The Yield in Excess of Minimum Yield represents the trust's average annualized yield less its average minimum yield.
(b) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from Table 12.
(c) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries, MBNA Credit Card Master Note Trust issues specific classes of notes which contribute on a prorated basis to the calculation of the average yield in excess of minimum. This average yield in excess of minimum yield impacts the distribution of principal to investors of all classes within the MBNAseries.








PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Several U.S. merchants have filed class action suits against MasterCard International ("MasterCard") and Visa U.S.A., Inc. ("Visa") under U.S. federal antitrust law. MBNA Corporation ("the Corporation") and its affiliates are not parties to these suits. However, the Corporation's banking subsidiaries, including MBNA America Bank, N.A., are member banks of MasterCard and Visa and thus may be affected by these suits. The following description of the suits is based primarily on MasterCard's disclosure in Post-Effective Amendment No. 2 to MasterCard's Registration Statement on Form S-4 filed with the Securities Exchange Commission on May 7, 2002.

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard and Visa. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard's and Visa's rules requiring merchants who accept their credit cards to accept their debit cards. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards and have conspired to monopolize the point-of-sale debit card market. Plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions. There are related consumer class actions pending in two state courts that have been stayed pending developments in the merchants' suits. MasterCard and Visa have denied the merchants' allegations. The district court granted the plaintiffs' motion for class certification, a panel of the Second Circuit Court of Appeals affirmed, and on June 10, 2002, the U.S. Supreme Court denied MasterCard's and Visa's petition for a writ of certiorari on the issue of class certification. Recent press reports place the plaintiffs' estimated damage claims at approximately $13.0 billion to $15.0 billion, or more, before mandatory trebling under U.S. federal antitrust law. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented. Trial is currently scheduled for April 2003.

The Corporation and its affiliates are not a party to these suits and therefore will not be directly liable for any amount related to these suits. Also, the Corporation's banking subsidiaries have issued only credit cards and not debit cards, and it is the acceptance of debit cards which is at issue in these suits. However, if a judgment is entered against MasterCard and Visa, then the associations may seek to assess the associations' member banks, including the Corporation's banking subsidiaries, to obtain funds to satisfy the judgment. In addition, because a judgment against the associations could adversely affect the business operations of the member banks, they may be compelled by business necessity to assist MasterCard and Visa to satisfy the judgment. The outcome of these suits, the amount of any possible judgment against the associations, and the effects on the associations' member banks, including the Corporation's banking subsidiaries, resulting from these suits, cannot be determined at this time.

In February 2001, Midland Credit Management Inc. and certain of its affiliates filed a lawsuit against the Bank in the Superior Court of the State of Arizona, County of Maricopa. The plaintiffs purchased charged-off loans from the Bank in late 1999 and early 2000. They claim that Bank representatives committed fraud and made misrepresentations about the Bank's collection efforts on the loans that affected the value of the loans. They claim damages for $60.0 million based on the difference between what they expected to collect and actually collected on the loans trebled under the Arizona RICO statute. The Bank denies that its representatives made misrepresentations to plaintiffs and disputes the plaintiffs' damages calculations. Trial is scheduled for October 2002.

Item 3 of the Corporation's 2001 Annual Report on Form 10-K includes a description of the Corporation's other pending legal proceedings.

The Corporation, the Bank and their affiliates are commonly subject to various pending or threatened legal proceedings, including certain class actions, arising out of the normal course of business. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, the Corporation believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the Corporation's consolidated financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------
     12                   Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividend Requirements

     99.1                 Certification of Principal Executive Officer pursuant
                           to Section 1350 of Chapter 63 of title 18, United States Code

     99.2                 Certification of Principal Financial Officer pursuant
                           to Section 1350 of Chapter 63 of title 18, United States Code






















EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
                                                          (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,305,603  $  1,107,665
Fixed charges....................................       799,687       938,565
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (3,769)       (2,222)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  2,101,521  $  2,044,008
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    797,322  $    935,139
Portion of rents representative of the interest
 factor..........................................         2,365         3,426
                                                   ------------  ------------
Fixed charges....................................       799,687       938,565
Preferred stock dividend requirements............        11,224        11,353
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    810,911  $    949,918
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.59          2.15




















                                                    For the Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
                                                          (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,305,603  $  1,107,665
Fixed charges....................................       171,128       195,820
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (3,779)       (2,232)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,472,952  $  1,301,253
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    168,763  $    192,394
Portion of rents representative of the interest
 factor..........................................         2,365         3,426
                                                   ------------  ------------
Fixed charges....................................       171,128       195,820
Preferred stock dividend requirements............        11,224        11,353
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    182,352  $    207,173
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          8.08          6.28

The ratio of earnings to combined fixed charges and preferred stock dividend requirements is computed by dividing (i) income before income taxes and fixed charges less interest capitalized during such period, net of amortization of previously capitalized interest, by (ii) fixed charges and preferred stock dividend requirements. Fixed charges consist of interest, expensed or capitalized, on borrowings (including or excluding deposits, as applicable), and the portion of rental expense which is deemed representative of interest. The preferred stock dividend requirements represent the pre-tax earnings which would have been required to cover such dividend requirements on the Corporation's Preferred Stock outstanding.














Exhibit 99.1  Chief Executive Officer Certification



                             MBNA CORPORATION

This certification is being furnished to the Securities and Exchange Commission solely in connection with Section 1350 of Chapter 63 of title 18, United States Code, "Failure of corporate officers to certify financial reports", and is not being filed as part of MBNA Corporation's Form 10-Q for the quarterly period ended June 30, 2002 accompanying this certification.

I, Alfred Lerner, Chairman and Chief Executive Officer of MBNA Corporation, certify that MBNA Corporation's Form 10-Q for the quarterly period ended
June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MBNA Corporation.





Date:  August 13, 2002                By:  /s/        Alfred Lerner
                                           -------------------------------
                                                      Alfred Lerner
                                           Chairman and Chief Executive Officer
































Exhibit 99.2  Chief Financial Officer Certification




                             MBNA CORPORATION


This certification is being furnished to the Securities and Exchange Commission solely in connection with Section 1350 of Chapter 63 of title 18, United States Code, "Failure of corporate officers to certify financial reports", and is not being filed as part of MBNA Corporation's Form 10-Q for the quarterly period ended June 30, 2002 accompanying this certification.

I, M. Scot Kaufman, Senior Executive Vice President and Chief Financial Officer of MBNA Corporation, certify that MBNA Corporation's Form 10-Q for the quarterly period ended June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MBNA Corporation.





Date:  August 13, 2002                By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer



























REPORTS ON FORM 8-K

1. Report dated April 11, 2002, reporting MBNA Corporation's earnings release for the first quarter of 2002.

2. Report dated April 24, 2002, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

3. Report dated April 30, 2002, reporting the securitization of CAD$500.0 million of credit card loan receivables by MBNA Canada Bank.

4. Report dated April 30, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for April 2002.

5. Report dated May 9, 2002, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

6. Report dated May 30, 2002, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

7. Report dated May 31, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for May 2002.

8. Report dated June 12, 2002, reporting the securitization of $250.0 million of credit card loan receivables by MBNA America Bank, N.A.

9. Report dated June 26, 2002, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

10. Report dated June 27, 2002, reporting the securitization of EUR775.5 million of credit card loan receivables by MBNA Europe Bank Limited.

11. Report dated June 30, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for June 2002.

12. Report dated July 11, 2002, reporting MBNA Corporation's earnings release for the second quarter of 2002.

13. Report dated July 31, 2002, reporting the securitization of $400.0 million of credit card loan receivables by MBNA America Bank, N.A.

14. Report dated July 31, 2002, reporting the securitization of $700.0 million of credit card loan receivables by MBNA America Bank, N.A.












                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  August 13, 2002                By:  /s/     M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer