Form 10-Q
period 2002-09-30
MBNA CORP
filed 2002-11-14
CIK 870517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                              -------------------------------------------------
                                       or

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

              Common Stock, $.01 Par Value - 1,277,671,875 Shares
                     Outstanding as of September 30, 2002

                            MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                         Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                 1
           September 30, 2002 (unaudited) and December 31, 2001

           Consolidated Statements of Income -                              3
           For the Three and Nine Months Ended September 30, 2002
                          and 2001 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -     5
           For the Nine Months Ended September 30, 2002 and 2001
           (unaudited)

           Consolidated Statements of Cash Flows -                          7
           For the Nine Months Ended September 30, 2002 and 2001
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)       9


Item 2.    Management's Discussion and Analysis of Financial Condition     24
           and Results of Operations (unaudited)

Item 3.    Quantitative and Qualitative Disclosure About Market Risk       77

Item 4.    Controls and Procedures                                         77

                        Part II - Other Information

Item 1.    Legal Proceedings                                               78

Item 6.    Exhibits and Reports on Form 8-K                                80

Signature                                                                 104

Certifications                                                            105







ITEM 1.
                            MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                  September 30,   December 31,
                                                      2002           2001
                                                  -------------  -------------
                                                   (unaudited)
ASSETS
Cash and due from banks.........................  $   1,007,501  $     962,118
Interest-earning time deposits in other banks...      2,076,491      1,676,863
Federal funds sold..............................      2,005,000      1,354,000
Investment securities:
  Available-for-sale (at market value, amortized
   cost of $3,405,245 and $3,077,711 at
   September 30, 2002 and December 31, 2001,
   respectively)................................      3,447,467      3,106,884
  Held-to-maturity (market value of $491,285
   and $426,317 at September 30, 2002 and
   December 31, 2001, respectively).............        485,254        439,987
Loans held for securitization...................      8,739,327      9,929,948
Loan portfolio:
  Credit card...................................      9,328,647      8,261,575
  Other consumer................................      8,268,388      6,442,041
                                                  -------------  -------------
    Total loan portfolio........................     17,597,035     14,703,616
  Reserve for possible credit losses............       (983,374)      (833,423)
                                                  -------------  -------------
    Net loan portfolio..........................     16,613,661     13,870,193
Premises and equipment, net.....................      2,157,667      2,112,139
Accrued income receivable.......................        333,000        369,383
Accounts receivable from securitization.........      8,313,066      7,495,501
Intangible assets, net..........................      3,160,871      2,582,163
Prepaid expenses and deferred charges...........        446,127        344,692
Other assets....................................      1,847,047      1,204,074
                                                  -------------  -------------
    Total assets................................  $  50,632,479  $  45,447,945
                                                  =============  =============

















                                                  September 30,   December 31,
                                                      2002           2001
                                                  -------------  -------------
                                                   (unaudited)
LIABILITIES
Deposits:
  Time deposits.................................  $  21,638,276  $  19,792,466
  Money market deposit accounts.................      7,253,121      6,271,850
  Noninterest-bearing deposits..................        979,034        948,440
  Interest-bearing transaction accounts.........         45,129         49,234
  Savings accounts..............................        183,242         32,755
                                                  -------------  -------------
    Total deposits..............................     30,098,802     27,094,745
Short-term borrowings...........................      1,307,880      1,774,816
Long-term debt and bank notes...................      8,264,145      6,867,033
Accrued interest payable........................        293,066        226,653
Accrued expenses and other liabilities..........      2,126,476      1,685,980
                                                  -------------  -------------
    Total liabilities...........................     42,090,369     37,649,227

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at September 30, 2002 and
 December 31, 2001).............................             86             86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 1,277,671,875 shares
 issued and outstanding at September 30, 2002
 and December 31, 2001).........................         12,777         12,777
Additional paid-in capital......................      2,234,813      2,529,563
Retained earnings...............................      6,259,962      5,304,725
Accumulated other comprehensive income..........         34,472        (48,433)
                                                  -------------  -------------
    Total stockholders' equity..................      8,542,110      7,798,718
                                                  -------------  -------------
    Total liabilities and stockholders' equity..  $  50,632,479  $  45,447,945
                                                  =============  =============

==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.















                            MBNA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                For the Three Months    For the Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------
                                                (unaudited)
INTEREST INCOME
Loan portfolio................ $  511,878  $  458,208  $1,466,079  $1,315,359
Loans held for securitization.    237,566     240,983     797,596     731,930
Investment securities:
  Taxable.....................     32,653      40,963     103,378     126,783
  Tax-exempt..................        449         675       1,428       2,570
Time deposits in other banks..     12,056      16,152      35,864      56,511
Federal funds sold............      8,679      12,019      26,592      45,916
Other interest income.........     84,142      98,036     267,805     280,406
                               ----------  ----------  ----------  ----------
   Total interest income......    887,423     867,036   2,698,742   2,559,475
INTEREST EXPENSE
Deposits......................    313,826     359,816     942,385   1,102,561
Short-term borrowings.........     11,356       8,313      31,884      12,618
Long-term debt and bank notes.     79,970      83,204     224,109     268,766
                               ----------  ----------  ----------  ----------
   Total interest expense.....    405,152     451,333   1,198,378   1,383,945
                               ----------  ----------  ----------  ----------
NET INTEREST INCOME...........    482,271     415,703   1,500,364   1,175,530
Provision for possible credit
 losses.......................    288,195     314,322     922,520     855,378
                               ----------  ----------  ----------  ----------
Net interest income after
 provision for possible
 credit losses................    194,076     101,381     577,844     320,152
OTHER OPERATING INCOME
Securitization income.........  1,402,121   1,547,483   4,106,681   4,155,511
Interchange...................     93,474      71,944     255,988     217,893
Credit card fees..............     88,761      83,580     280,186     212,831
Other consumer loan fees......     20,610      25,626      72,591      66,215
Insurance.....................     43,814      38,309     130,581      97,538
Other.........................     19,365      38,672      52,013      84,114
                               ----------  ----------  ----------  ----------
   Total other operating
    income.................... $1,668,145  $1,805,614  $4,898,040  $4,834,102












                                For the Three Months    For the Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------
                                                (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee
 benefits..................... $  501,713  $  477,571  $1,445,927  $1,356,087
Occupancy expense of premises.     43,997      39,493     128,150     113,738
Furniture and equipment
 expense......................     60,496      54,424     173,343     161,752
Other.........................    628,189     568,933   1,795,035   1,648,438
                               ----------  ----------  ----------  ----------
   Total other operating
    expense...................  1,234,395   1,140,421   3,542,455   3,280,015
                               ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES....    627,826     766,574   1,933,429   1,874,239
Applicable income taxes.......    229,784     288,232     707,635     704,714
                               ----------  ----------  ----------  ----------
NET INCOME.................... $  398,042  $  478,342  $1,225,794  $1,169,525
                               ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE..... $      .31  $      .37  $      .95  $      .91
EARNINGS PER COMMON SHARE-
 ASSUMING DILUTION............        .30         .36         .93         .88

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

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2001...        8,574   1,277,672   $      86  $   12,777
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.20 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -      24,015           -         240
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -     (24,015)          -        (240)
                               -----------  ----------   ---------  ----------
BALANCE, SEPTEMBER 30, 2002..        8,574   1,277,672   $      86  $   12,777
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 2000...        8,574   1,277,706   $      86  $   12,777
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.18 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -      13,389           -         134
Stock option tax benefit.....            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -     (13,423)          -        (134)
                               -----------  ----------   ---------  ----------
BALANCE, SEPTEMBER 30, 2001..        8,574   1,277,672   $      86  $   12,777
                               ===========  ==========   =========  ==========




                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2001.. $2,529,563 $5,304,725 $     (48,433) $  7,798,718
Comprehensive income:
  Net income................          -  1,225,794             -     1,225,794
  Other comprehensive
   income, net of tax.......          -          -        82,905        82,905
                                                                  ------------
Comprehensive income........                                         1,308,699
                                                                  ------------
Cash dividends:
  Common-$.20 per share.....          -   (259,897)            -      (259,897)
  Preferred.................          -    (10,660)            -       (10,660)
Exercise of stock options
 and other awards...........    128,131          -             -       128,371
Stock option tax benefit....    125,363          -             -       125,363
Amortization of deferred
 compensation expense.......     36,267          -             -        36,267
Acquisition and retirement
 of common stock............   (584,511)         -             -      (584,751)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 2002. $2,234,813 $6,259,962 $      34,472  $  8,542,110
                             ========== ========== =============  ============

BALANCE, DECEMBER 31, 2000.. $2,721,691 $3,931,248 $     (38,524) $  6,627,278
Comprehensive income:
  Net income................          -  1,169,525             -     1,169,525
  Other comprehensive
   income, net of tax.......          -          -        11,286        11,286
                                                                  ------------
Comprehensive income........                                         1,180,811
                                                                  ------------
Cash dividends:
  Common-$.18 per share.....          -   (230,005)            -      (230,005)
  Preferred.................          -    (10,622)            -       (10,622)
Exercise of stock options
 and other awards...........     77,075          -             -        77,209
Stock option tax benefit....     61,605          -             -        61,605
Amortization of deferred
 compensation expense.......     23,627          -             -        23,627
Acquisition and retirement
 of common stock............   (323,778)         -             -      (323,912)
                             ---------- ---------- -------------  ------------
BALANCE, SEPTEMBER 30, 2001. $2,560,220 $4,860,146 $     (27,238) $  7,405,991
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




                       MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                       For the Nine Months
                                                        Ended September 30,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                           (unaudited)
OPERATING ACTIVITIES
Net income........................................  $  1,225,794  $  1,169,525
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............       922,520       855,378
  Depreciation, amortization, and accretion.......       541,055       528,373
  Benefit for deferred income taxes...............      (100,201)      (97,391)
  Decrease (increase) in accrued income receivable        41,162        (1,809)
  Increase in accounts receivable from
   securitization.................................      (799,890)   (2,535,633)
  Increase in accrued interest payable............        62,933        19,439
  Increase in other operating activities..........       231,325       323,062
                                                    ------------  ------------
Net cash provided by operating activities.........     2,124,698       260,944

INVESTING ACTIVITIES
Net increase in money market instruments..........    (1,026,783)   (1,993,292)
Proceeds from maturities of investment securities
 available-for-sale...............................       956,296     1,243,103
Proceeds from sale of investment securities
 available-for-sale...............................        13,126           505
Purchases of investment securities
 available-for-sale...............................    (1,293,567)   (1,487,416)
Proceeds from maturities of investment securities
 held-to-maturity ................................        26,028        16,167
Purchases of investment securities
 held-to-maturity.................................       (71,302)      (65,666)
Proceeds from securitization of loans.............    10,822,699     9,423,565
Proceeds from sale of loans.......................       620,355       486,219
Loan portfolio acquisitions.......................    (3,980,916)   (1,026,610)
Increase in loans due to principal payments to
 investors in the Corporation's securitization
 transactions ....................................    (7,497,789)   (4,866,667)
Net loan originations.............................    (2,942,564)   (3,883,720)
Net purchases of premises and equipment...........      (275,704)     (452,351)
                                                    ------------  ------------
Net cash used in investing activities.............  $ (4,650,121) $ (2,606,163)










                                                       For the Nine Months
                                                        Ended September 30,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
                                                           (unaudited)
FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing deposits, interest-bearing
 transaction accounts, and savings accounts.......  $  1,145,374  $    897,236
Net increase in time deposits.....................     1,746,036       421,021
Net (decrease) increase in short-term borrowings..      (466,197)    1,092,630
Proceeds from issuance of long-term debt
 and bank notes...................................     2,095,395     1,375,952
Maturity of long-term debt and bank notes.........    (1,235,708)     (793,486)
Proceeds from exercise of stock options
 and other awards.................................       128,371        77,209
Acquisition and retirement of common stock........      (584,751)     (323,912)
Dividends paid....................................      (257,714)     (232,172)
                                                    ------------  ------------
Net cash provided by financing activities.........     2,570,806     2,514,478
                                                    ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS.............        45,383       169,259
Cash and cash equivalents at beginning of period..       962,118       971,469
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $  1,007,501  $  1,140,728
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE
Interest expense paid.............................  $  1,171,812  $  1,389,898
                                                    ============  ============
Income taxes paid.................................  $    642,423  $    394,581
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


















                       MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE B:  CHANGE IN ACCOUNTING ESTIMATE FOR INTEREST AND FEES

On July 22, 2002, the Federal Financial Institutions Examination Council ("FFIEC") released draft "Account Management and Loss Allowance Guidance" ("FFIEC guidance") for credit card lending to be effective August 16, 2002. Subsequently, the FFIEC extended the comment period to September 23, 2002, without indicating the expected effective date. The FFIEC guidance addresses credit line management, over-limit practices, workout and forbearance practices, income recognition and loss allowance practices and policy exceptions. Management believes that the Corporation substantially complies with the FFIEC guidance for credit line management, over-limit practices, workout and forbearance practices and policy exceptions as presently proposed and that adoption of these guidelines would not materially affect its business operations or earnings.

In September 2002, the Corporation implemented the FFIEC guidance for uncollectible accrued interest and fees for its managed loan portfolio. As a result, the Corporation changed its estimate of the value of accrued interest and fees in September 2002.

Prior to September 2002, the Corporation accrued interest and fees on loan receivables until the loan receivables were paid or charged off. When loan receivables were charged off, the Corporation deducted the accrued interest and fees related to the loan receivables against current period income. Prior to the change in the estimated value of accrued interest and fees, and consistent with the treatment of the Corporation's loan receivables, interest and fee income on securitized loans continued to be recognized until the securitized loans were either paid or charged off. When the securitized loans were charged off, the Corporation deducted the accrued interest and fees against current period securitization income.





The Corporation recognizes interest income based on the amount of the loan receivables outstanding and their contractual annual percentage rates. The Corporation also recognizes fees on loan receivables in earnings as the fees are assessed according to agreements with the Corporation's loan Customers. Interest income accrued from the Customer's statement billing cycle date to the end of the month is included in accrued income receivable on the consolidated statement of financial condition. Interest income and fees are included in loan receivables in the consolidated statement of financial condition when billed. The Corporation adjusts the amount of interest income and fee income recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through offsetting adjustments to the respective income captions and loan receivables. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that will progress through the various delinquency stages and will ultimately not be collected. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected with a corresponding adjustment to securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that will progress through the various delinquency stages and ultimately not be collected. The accrued interest and fees on securitized loans is included in accounts receivable from securitization in the consolidated statement of financial condition.

In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," this change in the estimated value of accrued interest and fees has been recorded as a change in accounting estimate in the third quarter of 2002. The change in the estimated value of accrued interest and fees resulted in a decrease to income before income taxes of $263.7 million ($167.2 million after taxes) or $.13 per common share-assuming dilution for the three and nine months ended September 30, 2002, through a reduction of $66.3 million of interest income and $197.4 million of other operating income. This change in the estimated value of accrued interest and fees also reduced ending total loan receivables by $86.5 million, accrued income receivable by $5.2 million, and accounts receivable from securitization by $172.0 million. The Corporation's earnings per common share, excluding the change in the estimated value of accrued interest and fees, would have been $.44 and $1.08 and earnings per common share-assuming dilution would have been $.43 and $1.06 for the three and nine months ended September 30, 2002, respectively. The Corporation does not expect the change in the estimated value of accrued interest and fees to have a material effect on earnings in subsequent periods.















NOTE C: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 10, 2002  April 15, 2002      7.50%    $ .46875     5.50%    $ .34380
April 11, 2002    July 15, 2002       7.50       .46875     5.90       .36850
July 11, 2002     October 15, 2002    7.50       .46875     5.56       .34740
October 17, 2002  January 15, 2003    7.50       .46875     5.50       .34380

NOTE D: COMMON STOCK

On June 6, 2002, the Corporation announced a three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued July 15, 2002, to stockholders of record as of the close of business on July 1, 2002. Accordingly, all common share and per common share data have been adjusted to reflect this stock split.

During the nine months ended September 30, 2002, 3.0 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common shares issued had an approximate aggregate market value of $69.1 million when issued. At September 30, 2002, the unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $216.0 million.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the nine months ended September 30, 2002, the Corporation purchased 24.0 million common shares for $584.8 million. The Corporation issued 24.0 million common shares upon the exercise of stock options and issuance of restricted stock.
The Corporation received $128.4 million in proceeds from the exercise of these stock options for the nine months ended September 30, 2002.

On October 17, 2002, the Corporation's Board of Directors declared a quarterly cash dividend of $.07 per common share, payable January 1, 2003, to stockholders of record as of December 13, 2002.










NOTE E: EARNINGS PER COMMON SHARE

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

COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)

                                    For the Three Months   For the Nine Months
                                     Ended September 30,   Ended September 30,
                                    --------------------  ---------------------
                                      2002       2001        2002        2001
                                    ---------  ---------  ----------  ---------
                                                    (unaudited)
EARNINGS PER COMMON SHARE
Net income........................  $ 398,042  $ 478,342  $1,225,794 $1,169,525
Less: preferred stock dividend
 requirements.....................      3,544      3,538      10,660     10,622
                                    ---------  ---------  ---------- ----------
Net income applicable to common
 stock............................  $ 394,498  $ 474,804  $1,215,134 $1,158,903
                                    =========  =========  ========== ==========
Weighted average common shares
 outstanding (000)................  1,277,720  1,277,718   1,277,805  1,277,753
                                    =========  =========  ========== ==========
Earnings per common share.........  $     .31  $     .37  $      .95 $      .91
                                    =========  =========  ========== ==========

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION
Net income........................  $ 398,042  $ 478,342  $1,225,794 $1,169,525
Less: preferred stock dividend
 requirements.....................      3,544      3,538      10,660     10,622
                                    ---------  ---------  ---------- ----------
Net income applicable to common
 stock............................  $ 394,498  $ 474,804  $1,215,134 $1,158,903
                                    =========  =========  ========== ==========
Weighted average common shares
 outstanding (000)................  1,277,720  1,277,718   1,277,805  1,277,753
Net effect of dilutive stock
 options (000)....................     19,692     34,990      26,736     37,874
                                    ---------  ---------  ---------- ----------
Weighted average common shares
 outstanding and common stock
 equivalents (000)................  1,297,412  1,312,708   1,304,541  1,315,627
                                    =========  =========  ========== ==========
Earnings per common share-
 assuming dilution................  $     .30  $     .36  $      .93 $      .88
                                    =========  =========  ========== ==========

There were 45.2 million and 20.7 million common stock options with an average exercise price of $22.53 and $23.91 per share outstanding for the three and nine months ended September 30, 2002, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise prices being greater than the average market price of the common shares. The common stock options outstanding for the three months ended September 30, 2002, excluded from the earnings per common share-assuming dilution calculation, expire from 2009 through 2012. The common stock options outstanding for the nine months ended September 30, 2002, excluded from the earnings per common share-assuming dilution calculation, expire in 2011 and 2012. There were .1 million common stock options with an average exercise price of $23.72 and $24.12 per share outstanding for the three and nine months ended September 30, 2001, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options' exercise prices being greater than the average market price of the common shares. These stock options expire in 2011.

NOTE F: INVESTMENT SECURITIES

For the nine months ended September 30, 2002, the Corporation sold investment securities available-for-sale resulting in a realized loss of $95,000 ($62,000 after taxes). For the nine months ended September 30, 2001, the Corporation sold investment securities available-for-sale resulting in a realized loss of $36,000 ($23,000 after taxes).

NOTE G: INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). The effective date for Statement No. 142 was for fiscal years beginning after December 15, 2001. In accordance with Statement No. 142, goodwill and intangible assets that are determined to have indefinite lives are no longer amortized, but instead are subject to an annual impairment test. At September 30, 2002, and December 31, 2001, the Corporation did not have a material amount of intangible assets with indefinite lives or any other nonamortizing assets and, as a result, the pro forma net income, pro forma earnings per common share, and pro forma earnings per common share-assuming dilution amounts required by Statement No. 142 have not been shown. Other separately identifiable intangible assets, which for the Corporation are primarily the value of acquired Customer accounts, continue to be amortized over their estimated useful lives. Prior to 2002, the Corporation amortized the value of acquired Customer accounts over a period that was generally limited to ten years. In accordance with Statement No. 142, the Corporation completed an analysis of the associated benefits of the value of its acquired Customer accounts. As a result, on January 1, 2002, the Corporation extended the amortization period of the value of the acquired Customer accounts, generally to 15 years, to better match their estimated useful lives. For the three and nine months ended September 30, 2002, the Corporation's income before income taxes increased $25.8 million and $75.0 million, respectively ($16.4 million and $47.5 million after taxes, respectively), as a result of the extension of the amortization period. The Corporation's earnings per common share, excluding the change in amortization period, would have been $.30 and $.91 and earnings per common share-assuming dilution would have been $.29 and $.90 for the three and nine months ended September 30, 2002, respectively. Intangible assets include the value of acquired Customer accounts and all other intangible assets. The Corporation amortizes its identifiable intangible assets generally using an accelerated method over 15 years based on expected future cash flows from the use of the assets. The Corporation's intangible assets had a gross carrying value of $4.4 billion at September 30, 2002, and $3.6 billion at December 31, 2001, and accumulated amortization of $1.2 billion and $971.7 million at September 30, 2002, and December 31, 2001, respectively. For the three and nine months ended September 30, 2002, the Corporation acquired approximately $1.4 billion and $3.2 billion of credit card loan receivables, respectively. As part of the cost of these acquisitions, the Corporation recognized an additional $429.1 million and $817.6 million for the value of acquired Customer accounts for the three and nine months ended September 30, 2002, respectively.

The Corporation's identifiable intangible assets had total amortization expense of $92.7 million and $251.7 million for the three and nine months ended September 30, 2002, as compared to $92.2 million and $282.3 million for the same periods in 2001, respectively. An additional $96.2 million of unamortized identifiable intangible assets are scheduled to amortize during the remainder of 2002 and $382.5 million, $363.6 million, $342.6 million, and $318.2 million of unamortized identifiable intangible assets are scheduled to amortize during the years ending December 31, 2003, 2004, 2005, and 2006, respectively.

The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the estimated fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible assets. An impairment would result in a write down of intangible assets on the consolidated statement of financial condition and an increase in other operating expense on the consolidated statement of income (see "Critical Accounting Policies").

NOTE H: ASSET SECURITIZATION

Asset securitization removes loan principal receivables from the Corporation's consolidated statement of financial condition and converts interest income, interchange income, credit card and other consumer loan fees, insurance income, and recoveries on charged-off securitized loans in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trusts and maintains other retained interests in the securitized assets. These retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests. These retained interests are reported at estimated fair value with changes in fair value recorded in earnings.

ACCOUNTS RECEIVABLE FROM SECURITIZATION:
(dollars in thousands)
                                                    September 30,  December 31,
                                                        2002           2001
                                                    -------------  ------------
                                                     (unaudited)
Sale of new loan receivables.....................   $   3,220,437  $  2,202,403
Accrued interest and fees on securitized loans...       2,018,032     2,216,839
Interest-only strip receivable...................       1,120,585     1,124,063
Accrued servicing fees...........................         652,002       688,185
Cash reserve accounts............................         471,727       397,954
Other subordinated retained interests............         626,583       657,246
Other............................................         203,700       208,811
                                                    -------------  ------------
  Total accounts receivable from securitization..   $   8,313,066  $  7,495,501
                                                    =============  ============

During September 2002, as a result of the change in the estimated value of accrued interest and fees (for further discussion, see "Note B: Change in Accounting Estimate for Interest and Fees"), accounts receivable from securitization was reduced by $172.0 million. This reduction was primarily a result of a decrease in accrued interest and fees on securitized loans.

The change in the estimated value of accrued interest and fees reduced accrued interest and fees on securitized loans by $295.9 million. The Corporation also adjusted the value of the interest-only strip receivable as a result of the change in the estimated value of the uncollectible accrued interest and fees. The Corporation has always included an estimate of uncollectible accrued interest and fees in determining the value of the interest-only strip receivable. Since the Corporation now recognizes uncollectible interest and fees in the estimated value of accrued interest and fees on securitized loans, the estimated value of the interest-only strip receivable was adjusted at September 30, 2002. The value of uncollectible accrued interest and fees on securitized loans that are currently owed by the underlying Customer are now considered in the value of accrued interest and fees on securitized loans. Accordingly, the estimated value of the interest-only strip receivable now only considers the impact of uncollectible interest and fees that will be billed to the underlying Customer in the future. As a result, the estimate of uncollectible accrued interest and fees was adjusted which caused the interest-only strip receivable to increase $123.9 million at September 30, 2002.

Included in securitization income is the net incremental change in the interest-only strip receivable for all securitization transactions that the Corporation recognizes as sales in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("Statement No. 140"). The net incremental change in the interest-only strip receivable for all securitization transactions recognized by the Corporation in securitization income, net of securitization transaction costs, was a $121.3 million increase and a $39.6 million decrease during the three and nine months ended September 30, 2002, as compared to a $131.6 million and a $215.7 million increase for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the net incremental change in the interest-only strip receivable for all securitization transactions recognized by the Corporation in securitization income, net of securitization transaction costs, would have been a $2.6 million and a $163.5 million decrease during the three and nine months ended
September 30, 2002, respectively.

Included in securitization income is the gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140. The gain from the sale of loan principal receivables in new securitization transactions is a component of the net incremental change in the interest-only strip receivable. This gain was $40.3 million (net of securitization transaction costs of $6.9 million) and $104.9 million (net of securitization transaction costs of $32.1 million) for the three and nine months ended September 30, 2002 (on the sale of $3.8 billion and $10.9 billion of credit card loan principal receivables for the three and nine months ended September 30, 2002), as compared to $55.9 million (net of securitization transaction costs of $13.9 million) and $73.3 million (net of securitization transaction costs of $51.7 million) for the same periods in 2001 (on the sale of $5.0 billion and $9.5 billion of credit card loan principal receivables for the three and nine months ended September 30, 2001), respectively.

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the coupon paid to investors. They are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

The Corporation's securitization key assumptions and their sensitivities to adverse changes are presented below. The adverse changes to the key assumptions and estimates are hypothetical and are presented in accordance with Statement No. 140. The adverse changes presented were selected based on changes in estimates that the Corporation has experienced. The amount of the adverse change has been limited to the recorded amount of the interest-only strip receivable where the hypothetical change exceeds the value of the interest-only strip receivable. The sensitivities do not reflect actions management might take to offset the impact of the adverse changes. For discussion of changes in the excess spread, see "Other Operating Income" in Management's Discussion and Analysis of Financial Condition and Results of Operations.






SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)
                                   September 30, 2002     September 30, 2001
                                  ---------------------  ---------------------
                                      (unaudited)             (unaudited)
                                    Credit     Other      Credit      Other
                                     Card     Consumer     Card      Consumer
                                  ----------  ---------  ----------  ---------
Interest-only strip receivable... $1,022,049  $  98,536  $1,005,789  $ 119,696

Weighted average life (in years).        .35        .85         .35        .96

Loan payment rate
 (weighted average rate).........      13.40%      5.17%      13.59%      4.51%
  Impact on fair value of
   20% adverse change............ $  147,124  $  14,976  $  144,842  $  17,848
  Impact on fair value of
   40% adverse change............    251,382     25,783     246,275     30,905

Gross credit losses (b)
 (weighted average rate).........       4.92%      8.93%       5.00%      8.67%
  Impact on fair value of
   20% adverse change............ $  223,545  $  73,784  $  202,043  $  79,491
  Impact on fair value of
   40% adverse change............    447,090     98,536     404,086    119,237

Excess spread (c)
 (weighted average rate).........       4.49%      2.39%       4.95%      2.61%
  Impact on fair value of
   20% adverse change............ $  204,410  $  19,707  $  201,152  $  23,939
  Impact on fair value
   40% adverse change............    408,820     39,414     402,304     47,878

Discount rate
 (weighted average rate).........       9.00%      9.00%      12.00%     12.00%
  Impact on fair value of
   20% adverse change............ $    4,786  $   1,013  $    6,157  $   1,819
  Impact on fair value of
   40% adverse change............      9,535      2,009      12,251      3,594


(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the coupon paid to investors. At September 30, 2002, the excess spread included the change in the estimated value of accrued interest and fees.






SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)


                                       June 30, 2002          June 30, 2001
                                   --------------------  ---------------------
                                        (unaudited)           (unaudited)
                                     Credit    Other       Credit     Other
                                      Card    Consumer      Card     Consumer
                                   ---------  ---------  ----------  ---------
Interest-only strip receivable...  $ 901,847  $  90,515  $  867,695  $ 108,399

Weighted average life (in years).        .35        .86         .36        .91

Loan payment rate
 (weighted average rate).........      13.50%      5.10%      13.09%      4.78%
  Impact on fair value of
   20% adverse change............  $ 129,705  $  13,665  $  123,588  $  16,175
  Impact on fair value of
   40% adverse change............    221,487     23,635     212,469     28,004

Gross credit losses (b)
 (weighted average rate).........       4.81%      8.72%       5.00%      7.97%
  Impact on fair value of
   20% adverse change............  $ 204,082  $  72,219  $  198,267  $  69,319
  Impact on fair value of
   40% adverse change............    408,164     90,515     396,532    108,399

Excess spread (c)
 (weighted average rate).........       4.27%      2.18%       4.39%      2.49%
  Impact on fair value of
   20% adverse change............  $ 181,097  $  18,161  $  174,319  $  21,615
  Impact on fair value of
   40% adverse change............    362,192     36,320     348,636     43,228

Discount rate
 (weighted average rate).........      10.00%     10.00%      12.00%     12.00%
  Impact on fair value of
   20% adverse change............  $   4,651  $   1,041  $    5,462  $   1,563
  Impact on fair value of
   40% adverse change............      9,261      2,064      10,868      3,090

(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the coupon paid to investors.







SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)

                                     December 31, 2001      December 31, 2000
                                  ---------------------  ---------------------
                                     Credit    Other       Credit     Other
                                      Card    Consumer      Card     Consumer
                                  ----------  ---------  ----------  ---------
Interest-only strip receivable... $1,008,419  $ 115,644  $  698,758  $ 155,568

Weighted average life (in years).        .35        .93         .35        .82

Loan payment rate
 (weighted average rate).........      13.60%      4.67%      13.88%      5.26%
  Impact on fair value of
   20% adverse change............ $  144,892  $  17,304  $   99,982  $  23,224
  Impact on fair value of
   40% adverse change............    246,857     29,870     170,920     40,312

Gross credit losses (b)
 (weighted average rate).........       5.25%      8.40%       4.31%      6.17%
  Impact on fair value of
   20% adverse change............ $  205,460  $  74,666  $  163,314  $  49,402
  Impact on fair value of
   40% adverse change............    410,919    115,644     326,628     98,804

Excess spread (c)
 (weighted average rate).........       5.14%      2.60%       3.73%      3.89%
  Impact on fair value of
   20% adverse change............ $  201,684  $  23,129  $  139,752  $  31,096
  Impact on fair value of
   40% adverse change............    403,368     46,258     279,504     62,192

Discount rate
 (weighted average rate).........      12.00%     12.00%      12.00%     12.00%
  Impact on fair value of
   20% adverse change............ $    6,195  $   1,709  $    4,212  $   2,055
  Impact on fair value of
   40% adverse change............     12,326      3,378       8,337      4,036


(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the coupon paid to investors.








NOTE I: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 2002, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)
                                                               (unaudited)

Fixed-Rate Senior Medium-Term Notes, with interest
 rates of 6.25% and 7.50%, payable semi-annually,
 maturing in 2007 and 2012.............................         $800,000

Fixed-Rate Medium-Term Deposit Notes, with interest
 rates of 4.35% and 5.02%, payable semi-annually,
 maturing in 2004 and 2005 (CAD$80.0 million)..........           50,004

Floating-Rate Medium-Term Deposit Notes, priced
 at 95 basis points over the ninety-day Bankers
 Acceptance Rate, payable quarterly, maturing in 2004
 (CAD$15.0 million)....................................            9,503

Fixed-Rate Euro Medium-Term Notes, with an interest
 rate of 6.50%, payable annually, maturing in 2007
 (EUR500.0 million)....................................          436,901

Floating-Rate Euro Medium-Term Notes, priced at
 100 basis points over the three-month Hong Kong
 Interbank Offered Rate payable quarterly,
 maturing in 2004 (HKD130.0 million)...................           16,660

6.625% Subordinated Notes, payable semi-annually,
 maturing in 2012......................................          500,000

Guaranteed preferred beneficial interests in
 Corporation's junior subordinated deferrable
 interest debentures, series D, with an interest
 rate of 8.125%, payable quarterly, maturing
 in 2032...............................................          300,000

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

The Corporation owns all the common securities of the trust. For financial reporting purposes, the trust is treated as a wholly owned subsidiary of the Corporation and is included in the Corporation's consolidated financial results. The junior subordinated deferrable interest debentures are the sole assets of the trust, and the payments under the junior subordinated deferrable interest debentures are the sole revenues of the trust. The obligations of the Corporation, under the relevant indenture, trust agreement, and guarantee, in the aggregate, constitute a full and unconditional guarantee by the Corporation of all trust obligations under the guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures issued by the trust. These securities qualify as regulatory capital for the Corporation.

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

During the nine months ended September 30, 2002, the Corporation entered into interest rate swap agreements, with a total notional value of $800.0 million, related to the issuance of the Fixed-Rate Senior Medium-Term Notes and with a total notional amount of $300.0 million related to the issuance of guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, series D.

During the nine months ended September 30, 2002, the Bank entered into interest rate swap agreements, with a total notional value of $500.0 million, related to the issuance of the 6.625% Subordinated Notes.

During the nine months ended September 30, 2002, MBNA Europe entered into interest rate swap agreements, with a total notional value of $436.9 million (EUR500.0 million) and foreign exchange swap agreements, with a total notional value of $436.9 million (EUR500.0 million) and $16.7 million (HKD130.0 million), related to the issuance of the Fixed-Rate Euro Medium-Term Notes and the Floating-Rate Euro Medium-Term Notes, respectively. MBNA Canada Bank ("MBNA Canada") entered into interest rate swap agreements, with a total notional value of $50.0 million (CAD$80.0 million), related to the issuance of the Fixed-Rate Medium-Term Deposit Notes.

All of the interest rate swap agreements entered into during the nine months ended September 30, 2002, qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138".) The foreign exchange swap agreements that were entered into during the nine months ended September 30, 2002, were not designated as accounting hedges.








NOTE J: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                  For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------  ----------------------
                                     2002       2001       2002       2001
                                  ---------  ---------  ----------  ----------
                                                  (unaudited)

Net income......................  $ 398,042  $ 478,342  $1,225,794  $1,169,525

Other comprehensive income:
  Foreign currency translation..     14,229     30,024      83,703     (11,836)
  Net unrealized gains (losses)
   on investment securities
   available-for-sale and other
   financial instruments........      8,513     14,494        (798)     23,122
                                  ---------  ---------  ----------  ----------
Other comprehensive income......     22,742     44,518      82,905      11,286
                                  ---------  ---------  ----------  ----------
Comprehensive income............  $ 420,784  $ 522,860  $1,308,699  $1,180,811
                                  =========  =========  ==========  ==========

The components of accumulated other comprehensive income, net of tax, are as follows:

                                                   September 30, December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (unaudited)

Foreign currency translation.....................  $      7,763  $    (75,940)
Net unrealized gains on investment securities
 available-for-sale and other financial
 instruments.....................................        26,709        27,507
                                                   ------------  ------------
Accumulated other comprehensive income...........  $     34,472  $    (48,433)
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

Favorable foreign currency translation during the nine month period ended September 30, 2002, was primarily related to the strengthening of foreign currencies against the U.S. dollar.





NOTE K:  NEW ACCOUNTING PRONOUNCEMENTS

In October 2002, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("Statement No. 147") was issued. Statement No. 147 provides guidance on the accounting for the acquisition of a financial institution and eliminates the specialized provisions of paragraph 5 of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" for acquisitions occuring after September 30, 2002. Statement No. 147 also amends Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to include long-term customer-relationship intangible assets such as the value of the acquired Customer accounts in the scope of that Statement. The implementation of Statement No. 147 will not have a material impact on the Corporation's consolidated financial statements.










ITEM 2.
                       MBNA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (unaudited)

This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of MBNA Corporation. It should be read in conjunction with the consolidated financial statements, notes, and tables included in this report. For purposes of comparability, certain prior period amounts have been reclassified.

INTRODUCTION

MBNA Corporation ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations and customers of financial institutions. In addition to its credit card lending, the Corporation also makes other consumer loans and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. ("MBNA Delaware"), which offers home equity loans, aircraft loans, and business card products.

The Corporation's primary business is giving its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card and other consumer loans. The Corporation obtains funds to make these loans to its Customers primarily through raising deposits, the issuance of short-term and long-term debt, and the process of asset securitization. Asset securitization removes loan principal receivables from the consolidated statement of financial condition through the sale of loan principal receivables to a trust. The trusts sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation, and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation, and are not included in the Corporation's consolidated financial statements in accordance with generally accepted accounting principles ("GAAP").

The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other consumer loan fees, insurance income, interest earned on investment securities, money market instruments, and other interest-earning assets. The Corporation's primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to endorsing organizations and financial institutions; business development and operating expenses; and income taxes.




CRITICAL ACCOUNTING POLICIES

The Corporation makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation's consolidated financial statements. The Corporation's critical accounting policies relate to the accounting for asset securitization, the reserve for possible credit losses, intangible assets, interest income on loans, credit card fees and costs, and royalties. These critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with the information contained in the consolidated financial statements, notes, and tables included in this report.

Where appropriate, these critical accounting policies that require management to make significant judgments, estimates, and assumptions have been further discussed and are included in this report as follows: asset securitization under "Other Operating Income" and "Asset Securitization," the reserve for possible credit losses under "Reserve and Provision for Possible Credit Losses," and intangible assets under "Other Operating Expense." These critical accounting policies are also discussed below.

Asset Securitization:

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("Statement No. 140"), when the Corporation securitizes loan principal receivables, an interest-only strip receivable is recognized which represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized loan principal receivables.

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows using management's judgment in determining certain key assumptions and estimates, since quoted market prices are generally not available.

These key assumptions and estimates include projections concerning interest income, late fees, recoveries on charged-off securitized loans, gross credit losses, contractual servicing fees, and the coupon paid to investors and are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.








The Corporation's key assumptions and estimates impacting the interest-only strip receivable at September 30, 2002, reflect management's judgment as to the expected excess spread to be earned and payment rates to be experienced. These estimates are likely to change in the future, as the individual components of the excess spread and payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation's securitization transactions are primarily variable in nature, and these rates are subject to change based on changes in market interest rates. Changes in market interest rates can also have an impact on the projected interest income on securitized loans as the Corporation could reprice its portfolio due to changes in market conditions. Credit loss projections could change in the future based on the credit quality of the securitized loans, the Corporation's success at collection efforts, and general economic conditions. Payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these factors may result in future estimates of the excess spread and payment rates being materially different than the current estimates.

The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable in the Corporation's securitization transactions on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. See "Note H: Asset Securitization" for the Corporation's securitization key assumptions and their sensitivities to adverse changes. If management had made different assumptions, which raised or lowered the excess spread, the impact of such a change could have had a material impact on the Corporation's financial position and results of operations. For example, a 20% change in the excess spread assumption for all securitization trusts would have resulted in a $224.1 million change in the value of the total interest-only strip receivable.

Reserve for Possible Credit Losses:

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation's loan principal receivables based on a projection of probable future net credit losses. The Corporation's net credit losses include the principal balance of loans charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. The Corporation regularly performs a migration analysis of delinquent and current accounts in order to determine an appropriate reserve for possible credit losses. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. In completing the analysis of the adequacy of the reserve for possible credit losses, the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors are considered. Significant changes in these factors could impact the reserve and provision for possible credit losses. For example, if actual loan losses exceeded projected loan losses by a material amount, the Corporation would likely need to increase the reserve for possible credit losses through a charge to the consolidated statements of income through the provision for possible credit losses.



Congress is considering changes to the bankruptcy laws which, if enacted, may result in increased bankruptcy filings prior to the effective date of the changes. Such an increase in expected bankruptcy filings could result in higher than anticipated future losses which could cause the Corporation to increase the reserve for possible credit losses.

Intangible Assets:

The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the estimated fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible assets. An impairment would result in a write down of intangible assets on the consolidated statement of financial condition and an increase in other operating expense on the consolidated statement of income. Currently, the estimated fair value of acquired Customer accounts exceeds the net book value of acquired Customer accounts. If actual levels of active account attrition for all acquired portfolios would adversely change 10%, the estimated fair value of acquired Customer accounts would still exceed the net book value of acquired Customer accounts.

CHANGE IN ACCOUNTING ESTIMATE FOR INTEREST AND FEES

On July 22, 2002, the Federal Financial Institutions Examination Council ("FFIEC") released draft "Account Management and Loss Allowance Guidance" ("FFIEC guidance") for credit card lending to be effective August 16, 2002. Subsequently, the FFIEC extended the comment period to September 23, 2002, without indicating the expected effective date. The FFIEC guidance addresses credit line management, over-limit practices, workout and forbearance practices, income recognition and loss allowance practices and policy exceptions. Management believes that the Corporation substantially complies with the FFIEC guidance for credit line management, over-limit practices, workout and forbearance practices and policy exceptions as presently proposed and that adoption of these guidelines would not materially affect its business operations or earnings.

In September 2002, the Corporation implemented the FFIEC guidance for uncollectible accrued interest and fees for its managed loan portfolio. As a result, the Corporation changed its estimate of the value of accrued interest and fees in September 2002.

Prior to September 2002, the Corporation accrued interest and fees on loan receivables until the loan receivables were paid or charged off. When loan receivables were charged off, the Corporation deducted the accrued interest and fees related to the loan receivables against current period income. Prior to the change in the estimated value of accrued interest and fees, and consistent with the treatment of the Corporation's loan receivables, interest and fee income on securitized loans continued to be recognized until the securitized loans were either paid or charged off. When the securitized loans were charged off, the Corporation deducted the accrued interest and fees against current period securitization income.

The Corporation recognizes interest income based on the amount of the loan receivables outstanding and their contractual annual percentage rates. The Corporation also recognizes fees on loan receivables in earnings as the fees are assessed according to agreements with the Corporation's loan Customers. Interest income accrued from the Customer's statement billing cycle date to the end of the month is included in accrued income receivable on the consolidated statement of financial condition. Interest income and fees are included in loan receivables in the consolidated statement of financial condition when billed. The Corporation adjusts the amount of interest income and fee income recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through offsetting adjustments to the respective income captions and loan receivables. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that will progress through the various delinquency stages and will ultimately not be collected. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected with a corresponding adjustment to securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that will progress through the various delinquency stages and ultimately not be collected. The accrued interest and fees on securitized loans is included in accounts receivable from securitization in the consolidated statement of financial condition.

In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," this change in the estimated value of accrued interest and fees has been recorded as a change in accounting estimate in the third quarter of 2002. The change in the estimated value of accrued interest and fees resulted in a decrease to income before income taxes of $263.7 million ($167.2 million after taxes) or $.13 per common share-assuming dilution for the three and nine months ended September 30, 2002, through a reduction of $66.3 million of interest income and $197.4 million of other operating income. This change in the estimated value of accrued interest and fees also reduced ending total loan receivables by $86.5 million, accrued income receivable by $5.2 million, and accounts receivable from securitization by $172.0 million. The Corporation's earnings per common share, excluding the change in the estimated value of accrued interest and fees, would have been $.44 and $1.08 and earnings per common share-assuming dilution would have been $.43 and $1.06 for the three and nine months ended September 30, 2002, respectively. The Corporation does not expect the change in the estimated value of accrued interest and fees to have a material effect on earnings in subsequent periods.

The Corporation's change in the estimated value of accrued interest and fees resulted in a decrease to managed and reported delinquency of 30 basis points and 40 basis points, respectively. The change also reduced the managed net interest margin by 101 basis points and 35 basis points for the three and nine months ended September 30, 2002, respectively, and reduced the net interest margin by 70 basis points and 25 basis points for the three and nine months ended September 30, 2002, respectively. Managed and net charge-off ratios were not significantly affected by the change.

The change in the estimated value of accrued interest and fees reduced the Corporation's Tier 1 Capital ratio by 42 basis points, Total Capital ratio by 41 basis points, and Leverage ratio by 42 basis points at September 30, 2002. The Corporation continues to be "well-capitalized" as defined under the federal bank regulatory guidelines.

EARNINGS SUMMARY

Net income for the three months ended September 30, 2002, decreased 16.8% to $398.0 million or $.30 per common share from the same period in 2001. Net income for the nine months ended September 30, 2002, increased 4.8% to $1.2 billion or $.93 per common share from the same period in 2001. Excluding the change in the estimated value of accrued interest and fees, net income for the three months ended September 30, 2002, would have increased 18.2% to $565.2 million or $.43 per common share from $478.3 million or $.36 per common share for the same period in 2001. Excluding the change in the estimated value of accrued interest and fees, net income for the nine months ended September 30, 2002, would have increased 19.1% to $1.4 billion or $1.06 per common share as compared to $1.2 billion or $.88 per common share for the same period in 2001. All earnings per common share amounts are presented assuming dilution and have been adjusted to reflect the three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued July 15, 2002, to stockholders of record as of July 1, 2002.

The decrease in net income for the three months ended September 30, 2002, was primarily attributable to the change in the estimated value of accrued interest and fees which reduced net income by $167.2 million, partially offset by growth in the Corporation's managed loans outstanding. The increase in net income for the nine months ended September 30, 2002, was primarily attributable to the growth in the Corporation's managed loans outstanding and an increase in managed net interest margin, partially offset by the change in the estimated value of accrued interest and fees and higher credit losses.

Managed loans consist of the Corporation's loans held for securitization, loan portfolio, and securitized loans. The Corporation's average managed loans increased 11.0% to $101.9 billion and 10.1% to $98.8 billion for the three and nine months ended September 30, 2002, as compared to $91.9 billion and $89.7 billion for the same periods in 2001, respectively. Total managed loans at September 30, 2002, were $102.8 billion, a $10.2 billion increase from September 30, 2001. Excluding the change in the estimated value of accrued interest and fees, total managed loans would have been $103.2 billion, a $10.6 billion increase from September 30, 2001.

The managed net interest margin was 7.66% and 8.40% for the three and nine months ended September 30, 2002, respectively, as compared to 8.57% and 8.21% for the same periods in 2001. Excluding the change in the estimated value of accrued interest and fees, the managed net interest margin would have been 8.67% and 8.75% for the three and nine months ended September 30, 2002, respectively. The decrease of 91 basis points for the three months ended September 30, 2002, from the same period in 2001 reflects the change in the estimated value of accrued interest and fees, partially offset by actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve throughout 2001, which impacted overall market interest rates and decreased the Corporation's on-balance-sheet and securitization funding costs. The increase of 19 basis points for the nine months ended September 30, 2002, from the same period in 2001 reflects actions of the FOMC throughout 2001, which impacted overall market interest rates and decreased the Corporation's on-balance-sheet and securitization funding costs, partially offset by the change in the estimated value of accrued interest and fees. The Corporation's managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 2002, were 4.84% and 4.97%, compared to 4.90% and 4.69% for the same periods in 2001, respectively. Managed credit losses as a percentage of average managed loans for the three and nine months ended September 30,
 2002, were not significantly affected by the change in the estimated value of accrued interest and fees.

The Corporation continues to be an active participant in the asset securitization market. Asset securitization removes loan principal receivables from the consolidated statement of financial condition by the sale of loan principal receivables to investors, generally through a trust, that qualifies as a sale under GAAP. The Corporation continues to own and service the accounts that generate the loan principal receivables sold to the trust. Asset securitization converts interest income, interchange income, credit card and other consumer loan fees, insurance income, and recoveries on charged-off securitized loans, gross credit losses, and other trust expenses into securitization income. The Corporation had $76.5 billion of securitized loans at September 30, 2002, as compared to $73.5 billion at September 30, 2001. During the three and nine months ended September 30, 2002, the Corporation securitized $3.8 billion and $10.9 billion of credit card loan receivables as compared to $5.0 billion and $9.5 billion of credit card loan receivables during the same periods in 2001, respectively. The Corporation's securitized loans decreased and the Corporation's loan receivables increased $2.7 billion and $7.5 billion during the three and nine months ended September 30, 2002, respectively, when certain securitization transactions were in their scheduled amortization period, and the trusts used principal payments on securitized loan principal receivables to pay the investors rather than to purchase new loan receivables from the Corporation. The Corporation's securitized loans decreased and the Corporation's loan receivables increased $1.6 billion and $4.9 billion during the three and nine months ended September 30, 2001, respectively, when certain securitization transactions were in their scheduled amortization period and the trusts used principal payments on securitized loan receivables to pay the investors rather than to purchase new loan principal receivables from the Corporation.

The Corporation's return on average total assets for the three and nine months ended September 30, 2002, was 3.21% and 3.49%, as compared to 4.58% and 3.93% for the same periods during 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the Corporation's return on average total assets for the three and nine months ended September 30, 2002, would have been 4.56% and 3.97%, respectively. The Corporation's return on average stockholders' equity was 18.55% and 20.26% for the three and nine months ended September 30, 2002, as compared to 26.49% and 22.77% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the Corporation's return on average stockholders' equity would have been 26.35% and 23.02% for the three and nine months ended September 30, 2002, respectively.



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

Net interest income, on a fully taxable equivalent basis, was $482.5 million for the three months ended September 30, 2002, as compared to $416.1 million from the same period in 2001. Excluding the change in the estimated value of accrued interest and fees, net interest income, on a fully taxable equivalent basis, would have been $548.8 million. Average interest-earning assets increased $7.7 billion for the three months ended September 30, 2002, from the same period in 2001, primarily as a result of an increase in average loan receivables of $5.8 billion and an increase in average investment securities and money market instruments of $1.2 billion. The yield on average interest-earning assets was 9.35% for the three months ended September 30, 2002, as compared to 11.47% for the same period in 2001. Excluding the change in the estimated value of accrued interest and fees, the yield on average interest-earning assets would have been 10.05% for the three months ended September 30, 2002, average interest-bearing liabilities increased $6.0 billion for the three months ended September 30, 2002, from the same period in 2001, as a result of an increase of $3.5 billion in average interest-bearing deposits and an increase of $2.5 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 140 basis points to 4.28% for the three months ended September 30, 2002, from 5.68% for the same period in 2001 reflects actions by the FOMC throughout 2001 which impacted overall market interest rates and lowered the Corporation's cost of funds.

Net interest income, on a fully taxable equivalent basis, was $1.5 billion for the nine months ended September 30, 2002, as compared to $1.2 billion for the same period in 2001. Excluding the change in the estimated value of accrued interest and fees, net interest income, on a fully taxable basis, would have been $1.6 billion for the nine months ended September 30, 2002. Average interest-earning assets increased $7.4 billion for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in average interest-earning assets for the nine months ended September 30, 2002, was primarily a result of an increase in average loan receivables of $5.1 billion and an increase in average investment securities and money market instruments of $1.6 billion. The yield on average interest-earning assets was 9.90% for the nine months ended September 30, 2002, as compared to 11.78% for the same period in 2001. Excluding the change in the estimated value of accrued interest and fees, the yield on average interest-earning assets would have been 10.14%. Average interest-bearing liabilities increased $5.5 billion for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in average interest-bearing liabilities for the nine months ended September 30, 2002, as compared to the same period in 2001 was a result of an increase of $2.9 billion in average interest-bearing deposits and an increase of $2.6 billion in average borrowed funds. The rate paid on average interest-bearing liabilities decreased 163 basis points to 4.46% for the nine months ended September 30, 2002, from the same period in 2001.

The Corporation's net interest margin, on a fully taxable equivalent basis, was 5.08% and 5.50%, respectively, for the three and nine months ended
September 30, 2002, as compared to 5.50% and 5.41% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the net interest margin, on a fully taxable equivalent basis, would have been 5.78% and 5.75% for the three and nine months ended September 30, 2002. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The 42 basis point decrease in the net interest margin for the three months ended September 30, 2002, was primarily a result of the change in the estimated value of accrued interest and fees, partially offset by actions by the FOMC throughout 2001, which impacted overall market interest rates and decreased the Corporation's funding costs. The 9 basis point increase in the net interest margin for the nine months ended
September 30, 2002, was primarily a result of actions taken by the FOMC throughout 2001, which impacted overall market interest rates and decreased the Corporation's funding costs, partially offset by the change in the estimated value of accrued interest and fees.

INVESTMENTS SECURITIES AND MONEY MARKET INSTRUMENTS

The Corporation seeks to maintain its investment securities and money market instruments at a level appropriate for the Corporation's liquidity needs. The Corporation's average investment securities and average money market instruments are affected by the timing of receipt of funds from asset securitizations, deposits, loan payments, long-term debt and bank notes, and maturities of investment securities. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs. Average investment securities and money market instruments as a percentage of average interest-earning assets were 20.0% and 21.3% for the three and nine months ended September 30, 2002, as compared to 21.0% and 21.3% for the same periods in 2001, respectively. Money market instruments increased at September 30, 2002, from December 31, 2001, to provide liquidity to support portfolio acquisition activity and anticipated loan growth.

Interest income on investment securities, on a fully taxable equivalent basis, decreased to $33.4 million and $105.6 million for the three and nine months ended September 30, 2002, as compared to $42.0 million and $130.7 million for the same periods in 2001, respectively. The decrease in interest income on investment securities for the three and nine months ended September 30, 2002, was a result of a 158 basis point and 168 basis point decrease in the yield earned on average investment securities, offset by an increase in average investment securities of $549.4 million and $580.6 million for the three and nine months ended September 30, 2002, from the same periods in 2001, respectively.










Money market instruments include interest-earning time deposits in other banks and federal funds sold. Interest income on money market instruments for the three and nine months ended September 30, 2002, decreased $7.4 million and $40.0 million to $20.7 million and $62.5 million, as compared to the same periods in 2001, respectively. The decrease in interest income on money market instruments was a result of a 152 basis point and 255 basis point decrease in the yield earned on average money market instruments, offset by an increase in average money market instruments of $685.1 million and $993.6 million for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, respectively.

OTHER INTEREST-EARNING ASSETS

Interest income on other interest-earning assets decreased $13.9 million and $12.6 million to $84.1 million and $267.8 million for the three and nine months ended September 30, 2002, from the same periods in 2001, respectively. The decrease in interest income on other interest-earning assets for the three and nine months ended September 30, 2002, was attributable to a decrease of 328 basis points and 268 basis points on the yield earned on average other interest-earning assets for the three and nine months ended September 30, 2002, respectively, offset by an increase of $587.9 million and $715.9 million in average other interest-earning assets, as compared to the same periods in 2001, respectively. Other interest earning assets include the interest-only strip receivable, cash reserve accounts, and accrued interest and fees on securitized loans. For the three and nine months ended September 30, 2002, the yield on average other interest-earning assets was not materially impacted by the change in the estimated value of accrued interest and fees.

The Corporation accrues interest income related to its interests retained in a securitization transaction accounted for as a sale in the Corporation's consolidated financial statements. The Corporation includes these retained interests in accounts receivable from securitization on the consolidated statement of financial condition. These retained interests include the interest-only strip receivable, cash reserve accounts, and accrued interest and fees on securitized loans (see "Note H: Asset Securitization" for further discussion). The decreases in the yield on average other interest-earning assets for the three and nine months ended September 30, 2002, are primarily attributable to the decrease in the discount rate assumptions related to the Corporation's retained interests in the Corporation's securitization transactions.

LOAN RECEIVABLES

Loan receivables consist of the Corporation's loans held for securitization and loan portfolio.

Interest income generated by the Corporation's loan receivables was $749.4 million and $2.3 billion for the three and nine months ended September 30, 2002, as compared to $699.2 million and $2.0 billion for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the interest income generated by the Corporation's loan receivables would have been $815.7 million and $2.3 billion for the three and nine months ended September 30, 2002, respectively. The increase in interest income on loan receivables for the three and nine months ended September 30, 2002, was primarily the result of an increase in average loan receivables of $5.8 billion and $5.1 billion from the same periods in 2001, respectively. The yield earned by the Corporation for the three and nine months ended
September 30, 2002, on average loan receivables was 11.30% and 12.18%, as compared to 13.56% and 13.87% for the same periods in 2001, respectively Excluding the change in the estimated value of accrued interest and fees, the yield earned by the Corporation for the three and nine months ended
September 30, 2002, on average loan receivables would have been 12.30% and 12.53%.

Table 1 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables at September 30, 2002, were $26.3 billion, as compared to $24.6 billion at December 31, 2001. Domestic credit card loan receivables were $13.7 billion at September 30, 2002, as compared to $14.4 billion at December 31, 2001. During the nine months ended September 30, 2002, domestic credit card loan receivables decreased as domestic credit card loan originations through marketing programs and domestic credit card loan portfolio acquisitions were offset by a net increase in securitized domestic credit card loan receivables and higher Customer payments. During the nine months ended September 30, 2002, the Corporation securitized $9.0 billion of domestic credit card loan receivables, offset by an increase of $7.2 billion in the Corporation's loan portfolio when certain securitization transactions were in their scheduled amortization period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $2.0 billion of domestic credit card loan receivables during the nine months ended
September 30, 2002, including a $1.3 billion credit card loan portfolio from Wachovia Corporation. The yield on average domestic credit card loan receivables was 10.67% and 11.63% for the three and nine months ended
September 30, 2002, as compared to 13.38% and 13.80% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the yield on average domestic credit card loan receivables would have been 11.71% and 11.99% for the three and nine months ended
September 30, 2002, respectively. The decrease in the yield on average domestic credit card loan receivables reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables, an increase in the percentage of loans in the portfolio with promotional rates, and the change in the estimated value of accrued interest and fees.

Domestic credit card loans held for securitization decreased to $7.2 billion at September 30, 2002, from $7.9 billion at December 31, 2001. The $738.1 million decrease reflects lower anticipated domestic credit card securitizations.

Domestic other consumer loan receivables were $6.5 billion at September 30, 2002, as compared to $6.1 billion at December 31, 2001. The yield on average domestic other consumer loan receivables was 12.84% and 13.75% for the three and nine months ended September 30, 2002, as compared to 14.94% and 15.04% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the yield on average domestic other consumer loan receivables would have been 14.40% and 14.29% for the three and nine months ended September 30, 2002, respectively. The Corporation's domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans. The decrease in the yield on average domestic other consumer loan receivables reflects lower promotional and non-promotional interest rates offered to attract and retain

Customers and to grow loan receivables, an increase in the percentage of loans in the portfolio with promotional rates, and the change in the estimated value of accrued interest and fees.

Domestic other consumer loans held for securitization decreased to $19.6 million at September 30, 2002, from $1.0 billion at December 31, 2001, as the Corporation reduced the amount of other consumer loans it intends to securitize or sell within one year.

The Corporation originates and sells home equity loans through MBNA Delaware. Domestic other consumer loans held for securitization include the home equity loans MBNA Delaware originates and intends to sell. The net gains realized by the Corporation from the sale of its home equity loans were not material to the Corporation's consolidated statement of income for the three and nine months ended September 30, 2002, and 2001.

Foreign loan receivables were $6.2 billion at September 30, 2002, as compared to $4.1 billion at December 31, 2001. The increase was primarily a result of foreign loan originations through marketing programs and MBNA Europe's acquisition of a $1.2 billion credit card loan portfolio from Alliance and Leicester plc during the third quarter of 2002. During the nine months ended September 30, 2002, the Corporation securitized $1.9 billion of foreign credit card loan principal receivables, offset by an increase of $353.5 million in the Corporation's foreign loan portfolio which resulted when certain securitizations were in their scheduled amortization period and the trusts used principal payments to pay the investors rather than to purchase new loan principal receivables from the Corporation. The strengthening of foreign currencies against the U.S. dollar also increased foreign loan receivables by $330.1 million during the nine months ended September 30, 2002. The yield on average foreign loan receivables was 11.15% and 11.69% for the three and nine months ended September 30, 2002, as compared to 12.32% and 12.54% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the yield on average foreign loan receivables would have been 11.43% and 11.80% for the three and nine months ended September 30, 2002, respectively. The decrease in the yield on average foreign loan receivables reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables, and the change in the estimated value of accrued interest and fees.


















TABLE 1: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                   September 30,   December 31,
                                                       2002           2001
                                                   -------------  -------------
                                                    (unaudited)
Loans held for securitization(a):
  Domestic:
    Credit card..................................  $   7,205,895  $   7,943,965
    Other consumer...............................         19,570      1,032,697
                                                   -------------  -------------
      Total domestic loans held for
       securitization............................      7,225,465      8,976,662
  Foreign........................................      1,513,862        953,286
                                                   -------------  -------------
      Total loans held for securitization........      8,739,327      9,929,948
Loan portfolio(b):
  Domestic:
    Credit card..................................      6,451,617      6,439,471
    Other consumer...............................      6,493,174      5,094,198
                                                   -------------  -------------
      Total domestic loan portfolio..............     12,944,791     11,533,669
  Foreign........................................      4,652,244      3,169,947
                                                   -------------  -------------
      Total loan portfolio.......................     17,597,035     14,703,616
                                                   -------------  -------------
      Total loan receivables.....................  $  26,336,362  $  24,633,564
                                                   =============  =============

(a) Loans held for securitization includes loans which were originated through certain endorsing organizations or financial institutions who have the contractual right to purchase the loans from the Corporation at fair value and the lesser of loan principal receivables eligible for securitization or sale, or loan principal receivables which management intends to securitize or sell within one year.

(b) September 30, 2002 amounts include reductions from the change in the estimated value of accrued interest and fees as follows: the domestic credit card loan portfolio was reduced by $48.8 million, the domestic other consumer loan portfolio was reduced by $32.3 million, and the foreign loan portfolio was reduced by $5.4 million.(a)

OTHER ASSETS

Other assets increased $643.0 million or 53.4% to $1.8 billion at September 30, 2002, as compared to $1.2 billion at December 31, 2001. The increase is primarily related to an increase in the Corporation's deferred tax assets and an increase in the fair market value of the Corporation's interest rate swap agreements and foreign exchange swap agreements accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement No. 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" ("Statement No. 138") (see "Note A: Significant Accounting Policies-Derivative Financial Instruments and Hedging Activities" contained in the Annual Report on Form 10-K for the year ended December 31, 2001). The increase in the fair market value of the Corporation's interest rate swap agreements and foreign exchange swap agreements that qualified for, and are accounted for, as fair value hedges were offset by changes in the carrying value of the corresponding hedged long-term debt and bank notes.

DEPOSITS

Total interest expense on deposits was $313.8 million and $942.4 million for the three and nine months ended September 30, 2002, as compared to $359.8 million and $1.1 billion for the same periods in 2001, respectively. The decrease in interest expense on deposits of $46.0 million and $160.2 million for the three and nine months ended September 30, 2002, was primarily the result of a decrease of 138 basis points and 147 basis points in the rate paid on average interest-bearing deposits, offset by an increase of $3.5 billion and $2.9 billion in average interest-bearing deposits for the three and nine months ended September 30, 2002, respectively. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001, which impacted overall market interest rates and decreased the Corporation's funding costs.

The Corporation's money market deposit accounts are variable-rate products. In addition, the Corporation's foreign time deposits, although fixed in nature, generally mature within one year. Therefore, the decrease in market interest rates throughout 2001 decreased the rate paid on average money market deposit accounts and average foreign time deposits during the three and nine months ended September 30, 2002, as compared to the same periods in 2001. The Corporation's domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the lower market interest rates throughout 2001 decreased the rate paid on average domestic time deposits during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, but not to the same extent as average money market deposit accounts and average foreign time deposits.

BORROWED FUNDS

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Interest expense on short-term borrowings increased to $11.4 million and $31.9 million for the three and nine months ended September 30, 2002, as compared to $8.3 million and $12.6 million for the same periods in 2001, respectively. The increase in interest expense on short-term borrowings for the three months ended September 30, 2002, was primarily a result of an increase of $571.8 million in average short-term borrowings, offset by a decrease of 130 basis points in the rate paid on average short-term borrowings from the same period in 2001. The increase in interest expense on short-term borrowings for the nine months ended September 30, 2002, was primarily a result of an increase of $919.9 million in average short-term borrowings, offset by a decrease of 166 basis points in the rate paid on average short-term borrowings from the same period in 2001. The increase in average short-term borrowings for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, was primarily a result of two on-balance sheet financings totaling $1.0 billion, which were entered into during the second half of 2001. These financings are secured by $1.1 billion of domestic other consumer loan receivables. The Corporation has the option to liquidate these financings on a monthly basis.

Interest expense on long-term debt and bank notes decreased to $80.0 million and $224.1 million for the three and nine months ended September 30, 2002, as compared to $83.2 million and $268.8 million for the same periods in 2001, respectively. The decrease in interest expense on long-term debt and bank notes during the three and nine months ended September 30, 2002, from the same period in 2001 was primarily a result of a decrease in the rate paid on average long-term debt and bank notes of 134 basis points and 202 basis points, offset by an increase in average long-term debt and bank notes of $1.9 billion and $1.7 billion, respectively.

Interest expense on domestic long-term debt and bank notes decreased $12.8 million during the three months ended September 30, 2002, primarily as a result of a decrease of 180 basis points in the rate paid on average domestic long-term debt and bank notes, offset by a $1.2 billion increase in average domestic long-term debt and bank notes as compared to the same period in 2001. Interest expense on domestic long-term debt and bank notes decreased $67.3 million during the nine months ended September 30, 2002, primarily as result of a decrease of 257 basis points on the rate paid on average domestic long-term debt and bank notes, offset by a $903.4 million increase in average domestic long-term debt and bank notes, as compared to the same period in 2001. The decrease in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC throughout 2001 which impacted overall market interest rates. Interest expense on foreign long-term debt and bank notes increased $9.6 million and $22.7 million during the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase in interest expense on foreign long-term debt and bank notes was primarily a result of an increase in average foreign long-term debt and bank notes of $747.1 million and $774.0 million to $2.4 billion and $2.3 billion for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001.

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes in order to more closely match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe.













ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities increased $440.5 million or 26.1% to $2.1 billion at September 30, 2002, as compared to $1.7 billion at December 31, 2001. This increase was primarily the result of increases in accruals for compensation expense, taxes payable, and Customer rewards programs expected to be paid in future periods.

Table 2 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three and nine months ended September 30, 2002, and 2001, respectively. The change in the estimated value of accrued interest and fees did not materially impact average balances for the three and nine months ended September 30, 2002, due to the timing of the change in the estimated value of accrued interest and fees. The yields and income related to the loan portfolio and other interest-earning assets for the three and nine months ended September 30, 2002, include the impact of the change in the estimated value of accrued interest and fees.







































TABLE 2: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                       September 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,332    1.19% $        4
      Foreign................................     1,667,423    2.87      12,052
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     1,668,755    2.87      12,056
    Federal funds sold.......................     1,961,712    1.76       8,679
                                                -----------          ----------
        Total money market instruments.......     3,630,467    2.27      20,735
  Investment securities(a):
    Taxable..................................     3,795,482    3.41      32,653
    Tax-exempt(b)............................       109,609    2.54         702
                                               ------------          ----------
        Total investment securities..........     3,905,091    3.39      33,355
  Other interest-earning assets(a)...........     3,829,176    8.72      84,142
  Loans held for securitization:
    Domestic:
      Credit card............................     6,032,181   12.44     189,136
      Other consumer.........................        17,767   11.86         531
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     6,049,948   12.44     189,667
    Foreign..................................     1,470,615   12.92      47,899
                                               ------------          ----------
        Total loans held for securitization.. 7,520,563 12.53 237,566 Loan portfolio:
    Domestic:
      Credit card............................     7,965,858    9.32     187,215
      Other consumer.........................     6,393,234   12.84     206,931
                                               ------------          ----------
        Total domestic loan portfolio........    14,359,092   10.89     394,146
    Foreign..................................     4,422,541   10.56     117,732
                                               ------------          ----------
        Total loan portfolio.................    18,781,633   10.81     511,878
                                               ------------          ----------
        Total loan receivables...............    26,302,196   11.30     749,444
                                               ------------          ----------
        Total interest-earning assets........    37,666,930    9.35     887,676
Cash and due from banks......................       756,102
Premises and equipment, net..................     2,139,829
Other assets.................................     9,593,619
Reserve for possible credit losses...........      (972,589)
                                               ------------
        Total assets.........................  $ 49,183,891
                                               ============
                                                   For the Three Months Ended
                                                       September 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 19,601,407    5.15% $  254,352
      Money market deposit accounts..........     7,076,786    2.70      48,086
      Interest-bearing transaction accounts..        43,659    1.74         192
      Savings accounts.......................       138,547    1.79         624
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    26,860,399    4.48     303,254
    Foreign:
      Time deposits..........................     1,100,869    3.81      10,572
                                               ------------          ----------
        Total interest-bearing deposits......    27,961,268    4.45     313,826
    Short-term borrowings:
      Domestic...............................       999,953    3.80       9,575
      Foreign................................       240,389    2.94       1,781
                                               ------------          ----------
        Total short-term borrowings..........     1,240,342    3.63      11,356
    Long-term debt and bank notes(c):
      Domestic...............................     5,938,863    3.01      45,087
      Foreign................................     2,385,680    5.80      34,883
                                               ------------          ----------
        Total long-term debt and bank notes..     8,324,543    3.81      79,970
                                               ------------          ----------
        Total borrowed funds.................     9,564,885    3.79      91,326
                                               ------------          ----------
        Total interest-bearing liabilities...    37,526,153    4.28     405,152
Noninterest-bearing deposits.................       951,662
Other liabilities............................     2,194,561
                                               ------------
        Total liabilities....................    40,672,376
Stockholders' equity.........................     8,511,515
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 49,183,891
                                               ============          ----------
        Net interest income..................                        $  482,524
                                                                     ==========
        Net interest margin..................                  5.08
        Interest rate spread.................                  5.07

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended September 30, 2002, was $253.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.


                                                   For the Three Months Ended
                                                       September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,179    3.03% $        9
      Foreign................................     1,546,745    4.14      16,143
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,547,924    4.14      16,152
    Federal funds sold.......................     1,397,437    3.41      12,019
                                                -----------          ----------
        Total money market instruments.......     2,945,361    3.79      28,171
  Investment securities(a):
    Taxable..................................     3,255,589    4.99      40,963
    Tax-exempt(b)............................       100,130    4.12       1,039
                                               ------------          ----------
        Total investment securities..........     3,355,719    4.97      42,002
  Other interest-earning assets(a)...........     3,241,288   12.00      98,036
Loans held for securitization:
    Domestic:
      Credit card............................     5,428,515   14.25     194,983
      Other consumer.........................        35,582   19.90       1,785
                                               ------------          ----------
        Total domestic loans held for
         securitization........ .............     5,464,097   14.29     196,768
    Foreign..................................     1,377,303   12.74      44,215
                                               ------------          ----------
        Total loans held for securitization.. 6,841,400 13.97 240,983 Loan portfolio:
    Domestic:
      Credit card............................     5,381,858   12.50     169,517
      Other consumer.........................     5,287,749   14.91     198,694
                                               ------------          ----------
        Total domestic loan portfolio........    10,669,607   13.69     368,211
    Foreign..................................     2,945,753   12.12      89,997
                                               ------------          ----------
        Total loan portfolio.................    13,615,360   13.35     458,208
                                               ------------          ----------
        Total loan receivables...............    20,456,760   13.56     699,191
                                               ------------          ----------
        Total interest-earning assets........    29,999,128   11.47     867,400
Cash and due from banks......................       774,133
Premises and equipment, net..................     2,043,433
Other assets.................................     9,293,412
Reserve for possible credit losses...........      (697,713)
                                               ------------
        Total assets.........................  $ 41,412,393
                                               ============

                                                  For the Three Months Ended
                                                       September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 18,004,394    6.37% $  289,102
      Money market deposit accounts..........     5,692,703    4.26      61,195
      Interest-bearing transaction accounts..        40,569    3.00         307
      Savings accounts.......................        14,055    2.99         106
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,751,721    5.86     350,710
    Foreign:
      Time deposits..........................       714,938    5.05       9,106
                                               ------------          ----------
        Total interest-bearing deposits......    24,466,659    5.83     359,816
    Short-term borrowings:
      Domestic...............................       450,596    5.20       5,903
      Foreign................................       217,962    4.39       2,410
                                               ------------          ----------
        Total short-term borrowings..........       668,558    4.93       8,313
    Long-term debt and bank notes(c):
      Domestic...............................     4,771,587    4.81      57,871
      Foreign................................     1,638,538    6.13      25,333
                                               ------------          ----------
        Total long-term debt and bank notes..     6,410,125    5.15      83,204
                                               ------------          ----------
        Total borrowed funds.................     7,078,683    5.13      91,517
                                               ------------          ----------
        Total interest-bearing liabilities...    31,545,342    5.68     451,333
Noninterest-bearing deposits.................       915,056
Other liabilities............................     1,786,717
                                               ------------
        Total liabilities....................    34,247,115
Stockholders' equity.........................     7,165,278
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 41,412,393
                                               ============          ----------
        Net interest income..................                        $  416,067
                                                                     ==========
        Net interest margin..................                  5.50
        Interest rate spread.................                  5.79

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the three months ended September 30, 2001, was $364.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.


                                                  For the Nine Months Ended
                                                       September 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,259    1.06% $       10
      Foreign................................     1,895,030    2.53      35,854
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,896,289    2.53      35,864
    Federal funds sold.......................     2,023,145    1.76      26,592
                                               ------------          ----------
        Total money market instruments.......     3,919,434    2.13      62,456
  Investment securities(a):
    Taxable..................................     3,743,966    3.69     103,378
    Tax-exempt(b)............................       110,288    2.70       2,231
                                               ------------          ----------
        Total investment securities..........     3,854,254    3.66     105,609
  Other interest-earning assets(a)...........     3,840,129    9.32     267,805
  Loans held for securitization:
    Domestic:
      Credit card............................     6,238,469   12.94     603,971
      Other consumer.........................       575,343   15.48      66,629
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     6,813,812   13.16     670,600
    Foreign..................................     1,335,897   12.71     126,996
                                               ------------          ----------
        Total loans held for securitization.. 8,149,709 13.08 797,596 Loan portfolio:
    Domestic:
      Credit card............................     7,222,046   10.49     566,679
      Other consumer.........................     5,708,496   13.58     579,734
                                               ------------          ----------
        Total domestic loan portfolio........    12,930,542   11.85   1,146,413
    Foreign..................................     3,772,149   11.33     319,666
                                               ------------          ----------
        Total loan portfolio.................    16,702,691   11.74   1,466,079
                                               ------------          ----------
        Total loan receivables...............    24,852,400   12.18   2,263,675
                                               ------------          ----------
        Total interest-earning assets........    36,466,217    9.90   2,699,545
Cash and due from banks......................       752,251
Premises and equipment, net..................     2,158,874
Other assets.................................     8,495,648
Reserve for possible credit losses...........      (928,261)
                                               ------------
        Total assets.........................  $ 46,944,729
                                               ============

                                                   For the Nine Months Ended
                                                       September 30, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 18,843,421    5.45% $  768,158
      Money market deposit accounts..........     6,907,810    2.80     144,652
      Interest-bearing transaction accounts..        47,235    1.78         630
      Savings accounts.......................        79,450    1.80       1,072
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    25,877,916    4.72     914,512
Foreign:
      Time deposits..........................       963,447    3.87      27,873
                                               ------------          ----------
        Total interest-bearing deposits......    26,841,363    4.69     942,385
    Short-term borrowings:
      Domestic...............................     1,050,007    3.56      27,929
      Foreign................................       203,585    2.60       3,955
                                               ------------          ----------
        Total short-term borrowings..........     1,253,592    3.40      31,884
    Long-term debt and bank notes(c):
      Domestic...............................     5,491,117    3.12     128,032
      Foreign................................     2,327,024    5.52      96,077
                                               ------------          ----------
        Total long-term debt and bank notes..     7,818,141    3.83     224,109
                                               ------------          ----------
        Total borrowed funds.................     9,071,733    3.77     255,993
                                               ------------          ----------
        Total interest-bearing liabilities...    35,913,096    4.46   1,198,378
Noninterest-bearing deposits.................       917,194
Other liabilities............................     2,025,131
                                               ------------
        Total liabilities....................    38,855,421
Stockholders' equity.........................     8,089,308
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 46,944,729
                                               ============          ----------
        Net interest income..................                        $1,501,167
                                                                     ==========
        Net interest margin..................                  5.50
        Interest rate spread.................                  5.44

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2002, was $803.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.


                                                  For the Nine Months Ended
                                                       September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,244    3.65% $       34
      Foreign................................     1,552,934    4.86      56,477
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,554,178    4.86      56,511
    Federal funds sold.......................     1,371,627    4.48      45,916
                                                -----------          ----------
        Total money market instruments.......     2,925,805    4.68     102,427
  Investment securities(a):
    Taxable..................................     3,171,306    5.35     126,783
    Tax-exempt(b)............................       102,299    5.17       3,954
                                               ------------          ----------
        Total investment securities..........     3,273,605    5.34     130,737
  Other interest-earning assets(a)...........     3,124,194   12.00     280,406
  Loans held for securitization:
    Domestic:
      Credit card............................     5,243,432   14.83     581,557
      Other consumer.........................       463,457   15.77      54,677
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     5,706,889   14.91     636,234
    Foreign..................................       974,373   13.13      95,696
                                               ------------          ----------
        Total loans held for securitization.. 6,681,262 14.65 731,930 Loan portfolio:
    Domestic:
      Credit card............................     6,210,597   12.93     600,494
      Other consumer.........................     4,245,779   14.96     475,173
                                               ------------          ----------
        Total domestic loan portfolio........    10,456,376   13.75   1,075,667
    Foreign..................................     2,601,849   12.32     239,692
                                               ------------          ----------
        Total loan portfolio.................    13,058,225   13.47   1,315,359
                                               ------------          ----------
        Total loan receivables...............    19,739,487   13.87   2,047,289
                                               ------------          ----------
        Total interest-earning assets........    29,063,091   11.78   2,560,859
Cash and due from banks......................       731,843
Premises and equipment, net..................     1,930,488
Other assets.................................     8,665,729
Reserve for possible credit losses...........      (612,215)
                                               ------------
        Total assets.........................  $ 39,778,936
                                               ============

                                                   For the Nine Months Ended
                                                       September 30, 2001
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 17,864,019    6.56% $  876,920
      Money market deposit accounts..........     5,351,149    4.95     198,008
      Interest-bearing transaction accounts..        42,642    4.00       1,275
      Savings accounts.......................        11,560    3.85         333
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    23,269,370    6.19   1,076,536
    Foreign:
      Time deposits..........................       652,646    5.33      26,025
                                               ------------          ----------
        Total interest-bearing deposits......    23,922,016    6.16   1,102,561
    Short-term borrowings:
      Domestic...............................       174,189    5.17       6,731
      Foreign................................       159,493    4.93       5,887
                                               ------------          ----------
        Total short-term borrowings..........       333,682    5.06      12,618
    Long-term debt and bank notes(c):
      Domestic...............................     4,587,702    5.69     195,359
      Foreign................................     1,553,044    6.32      73,407
                                               ------------          ----------
        Total long-term debt and bank notes..     6,140,746    5.85     268,766
                                               ------------          ----------
        Total borrowed funds.................     6,474,428    5.81     281,384
                                               ------------          ----------
        Total interest-bearing liabilities...    30,396,444    6.09   1,383,945
Noninterest-bearing deposits.................       857,686
Other liabilities............................     1,658,835
                                               ------------
        Total liabilities....................    32,912,965
Stockholders' equity.........................     6,865,971
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 39,778,936
                                               ============          ----------
        Net interest income..................                        $1,176,914
                                                                     ==========
        Net interest margin..................                  5.41
        Interest rate spread.................                  5.69

(a) Average balances for investment securities available-for-sale and other interest earning assets are based on market values; if these securities were carried at amortized cost, there would not be a material impact on the net interest margin.
(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2001, was $1,384.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

Total other operating income was $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2002, as compared to $1.8 billion and $4.8 billion for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, total other operating income for the three and nine months ended September 30, 2002, would have been $1.9 billion and $5.1 billion, respectively.

Securitization income was $1.4 billion and $4.1 billion for the three and nine months ended September 30, 2002, as compared to $1.5 billion and $4.2 billion for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, securitization income would have been $1.6 billion and $4.3 billion for the three and nine months ended September 30, 2002, respectively. These decreases in securitization income primarily reflect the Corporation's change in the estimated value of accrued interest and fees which reduced securitization income by $172.0 million for the three and nine months ended September 30, 2002, as compared to the same periods in 2001. Average securitized loans increased $4.2 billion or 5.9% and $4.0 billion or 5.7% for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, respectively. Also, the securitized net interest margin was 9.01% and 9.90% for the three and nine months ended September 30, 2002, as compared to 9.92% and 9.43% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the securitized net interest margin would have increased to 10.18% and 10.31% for the three and nine months ended September 30, 2002, respectively.

The securitized net interest margin represents securitized net interest income expressed as a percentage of average securitized interest-earning assets. Changes in the rate paid to investors on the Corporation's securitization transactions and the yield earned on average securitized loans impact the securitized net interest margin. The average rate paid to investors in the Corporation's securitization transactions for the three and nine months ended September 30, 2002, decreased 149 basis points and 230 basis points, respectively. The rate paid to investors generally resets on a monthly basis. The decrease in the average rate paid to investors reflects actions by the FOMC throughout 2001, which impacted overall market interest rates. The yield earned on average securitized loans was 11.46% and 12.37% for the three and nine months ended September 30, 2002, as compared to 13.97% and 14.34% for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the yield earned on average securitized loans decreased to 12.57% and 12.75% for the three and nine months ended September 30, 2002, respectively. The decrease in the yield earned on average securitized loans reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow managed loans. It also reflects the change in the estimated value of accrued interest and fees. Also, securitized net charge-offs increased $29.0 million and $288.7 million for the three and nine months ended September 30, 2002, respectively. Securitized net credit losses as a percentage of average securitized loans were 4.99% and 5.11% for the three and nine months ended September 30, 2002, as compared to 5.13% and 4.85% for the same periods in 2001, respectively. Securitized net credit losses as a percentage of average securitized loans for the three and nine months ended September 30, 2002, were not significantly affected by the change in the estimated value of accrued interest and fees.

During September 2002, as a result of the change in the estimated value of accrued interest and fees (for further discussion, see "Note B: Change in Accounting Estimate for Interest and Fees"), accounts receivable from securitization was reduced by $172.0 million. This reduction was primarily a result of a decrease in accrued interest and fees on securitized loans.

The change in the estimated value of accrued interest and fees reduced accrued interest and fees on securitized loans by $295.9 million. The Corporation also adjusted the value of the interest only-strip receivable as a result of the change in the estimated value of the uncollectible accrued interest and fees. The Corporation has always included an estimate of uncollectible accrued interest and fees in determining the value of the interest-only strip receivable. Since the Corporation now recognizes uncollectible interest and fees in the estimated value of accrued interest and fees on securitized loans, the estimated value of the interest-only strip receivable was adjusted at September 30, 2002. The value of uncollectible accrued interest and fees on securitized loans that are currently owed by the underlying Customer are now considered in the value of accrued interest and fees on securitized loans. Accordingly, the estimated value of the interest-only strip receivable now only considers the impact of uncollectible interest and fees that will be billed to the underlying Customer in the future. As a result, the estimate of uncollectible accrued interest and fees was adjusted which caused the interest-only strip receivable to increase $123.9 million during the three and nine months ended September 30, 2002.

Included in securitization income is the net incremental change in the interest-only strip receivable for all securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("Statement No. 140"). The net incremental change in the interest-only strip receivable for all securitization transactions recognized by the Corporation in securitization income, net of securitization transaction costs, was a $121.3 million increase and a $39.6 million decrease during the three and nine months ended
September 30, 2002, as compared to a $131.6 million and a $215.7 million increase for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the net incremental change in the interest-only strip receivable for all securitization transactions recognized by the Corporation in securitization income, net of securitization transaction costs, would have been a $2.6 million and a $163.5 million decrease during the three and nine months ended September 30, 2002, respectively.

Included in securitization income is the gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140. The gain from the sale of loan principal receivables in new securitization transactions is a component of the net incremental change in the interest-only strip receivable. This gain was $40.3 million (net of securitization transaction costs of $6.9 million) and $104.9 million (net of securitization transaction costs of $32.1 million) for the three and nine months ended September 30, 2002 (on the sale of $3.8 billion and $10.9 billion of credit card loan principal receivables for the three and nine months ended September 30, 2002), as compared to $55.9 million (net of securitization transaction costs of $13.9 million) and $73.3 million (net of securitization transaction costs of $51.7 million) for the same periods in 2001 (on the sale of $5.0 billion and $9.5 billion of credit card loan principal receivables for the three and nine months ended September 30, 2001), respectively.

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the coupon paid to investors. They are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

The changes in the value of the interest-only strip recognized by the Corporation on its securitized loan principal receivables during the three and nine months ended September 30, 2002, were primarily a result of changes in the projected excess spread assumption related to the interest-only strip receivable. The projected excess spread for securitized credit card principal receivables was 4.49% at September 30, 2002, as compared to 5.14% at December 31, 2001. The projected excess spread for securitized other consumer principal receivables was 2.39% at September 30, 2002, as compared to 2.60% at December 31, 2001. Excluding the change in estimated value of accrued interest and fees, the projected excess spread for securitized credit card principal receivables and other consumer principal receivables would have been 4.09% and 1.67% at September 30, 2002, respectively. The decrease in the projected excess spread assumptions was primarily the result of a decrease in the projected interest income yields on securitized loans due to the Corporation's pricing decisions to attract and retain Customers and to grow loans. These projections were partially offset by the change in the estimated value of uncollectible interest and fees and lower projected charge-off rates on its credit card principal receivables. The net impact of these changes in assumptions, along with changes in the amount of securitized loan principal receivables, resulted in a decrease in the interest-only strip receivable of $3.5 million at September 30, 2002, from $1.1 billion at December 31, 2001.

The projected excess spread for securitized credit card principal receivables increased 22 basis points at September 30, 2002, from 4.27% at June 30, 2002, and the projected excess spread for securitized other consumer principal receivables increased 21 basis points at September 30, 2002, from 2.18% at June 30, 2002. The increase in the projected excess spread assumptions from June 30, 2002, to September 30, 2002, primarily reflects the change in the estimated value of uncollectible interest and fees, partially offset by lower projected interest income yields on securitized loans due to the Corporation's pricing decisions to attract and retain Customers and to grow loans. The net impact of these changes in assumptions, along with changes in the amount of securitized loan principal receivables, resulted in an increase in the interest-only strip receivable of $128.2 million at September 30, 2002, from $992.4 million at June 30, 2002.

The Corporation's insurance income primarily relates to fees received for marketing credit related life and disability insurance and debt cancellation contracts to its loan Customers. Insurance income was $43.8 million and $130.6 million for the three and nine months ended September 30, 2002, as compared to $38.3 million and $97.5 million for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, insurance income would have been $45.4 million and $132.2 million for the three and nine months ended September 30, 2002, respectively. The increase in insurance income was primarily related to an increase in the number of debt cancellation contracts.

Credit card fees were $88.8 million and $280.2 million for the three and nine months ended September 30, 2002, as compared to $83.6 million and $212.8 million for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, credit card fees would have been $103.7 million and $295.1 million for the three and nine months ended September 30, 2002, respectively. Credit card fees include annual, late, overlimit, returned check, cash advance, express payment fees, and other miscellaneous fees earned on the Corporation's credit card loans. The increase in credit card fees for the three and nine months ended September 30, 2002, was a result of the growth in the Corporation's outstanding loan receivables, accounts, and the number of fees assessed.

Other consumer loan fees were $20.6 million and $72.6 million for the three and nine months ended September 30, 2002, as compared to $25.6 million and $66.2 million for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, other consumer loan fees would have been $29.4 million and $81.4 million for the three and nine months ended September 30, 2002, respectively. Other consumer loan fees include annual, late, overlimit, returned check, cash advance, express payment fees, and other miscellaneous fees earned on the Corporation's other consumer loans.

OTHER OPERATING EXPENSE

Total other operating expense increased 8.2% to $1.2 billion and 8.0% to $3.5 billion for the three and nine months ended September 30, 2002, as compared to $1.1 billion and $3.3 billion for the same periods in 2001, respectively. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining domestic and foreign credit card and other consumer loan Customers. The Corporation added 9.8 million new accounts, including 1.2 million accounts from the Wachovia portfolio acquisition, and 1.0 million accounts from the Alliance & Leicester plc portfolio acquisition during the nine months ended September 30, 2002, compared to 7.1 million new accounts for the same period in 2001. The Corporation added 300 new endorsements from organizations during the nine months ended
September 30, 2002, compared to 329 new endorsements for the same period in 2001.

Salaries and employee benefits increased $24.1 million to $501.7 million and $89.8 million to $1.4 billion for the three and nine months ended September 30, 2002, from the same periods in 2001, respectively. The increase in salaries and employee benefits primarily reflects the increased number of people to service the Corporation's higher number of Customers and increases in employee compensation levels. At September 30, 2002, the Corporation had approximately 25,500 full-time equivalent employees, as compared to 24,400 full-time equivalent employees at September 30, 2001.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation's benefit plans of $20.0 million and $59.0 million for the three and nine months ended September 30, 2002, respectively. The Corporation anticipates, based on current conditions, that net periodic benefit cost will increase in 2003 because of a lower assumed discount rate, lower return on plan assets for the period ended September 30, 2002, and increased service cost resulting from normal plan operations. The Corporation does not expect the increase in the net periodic benefit cost to have a material impact on the Corporation's consolidated statement of income for the year ended December 31, 2003.

Other operating expense also includes amortization of identifiable intangible assets. The Corporation reviews the carrying value of its intangible assets for impairment on a quarterly basis. The intangible assets, which consist primarily of the value of acquired Customer accounts, are carried at the lower of net book value or estimated fair value with the estimated fair value determined by discounting the expected future cash flows from the use of the asset at an appropriate discount rate. The Corporation performs this impairment valuation quarterly based on the size and nature of the intangible asset. For intangible assets that are not considered material, the Corporation performs this calculation by grouping the assets by year of acquisition. The Corporation makes certain estimates and assumptions that affect the determination of the fair value of the intangible assets. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the intangible assets. An impairment would result in a write down of intangible assets on the consolidated statement of financial condition and an increase in other operating expense on the consolidated statement of income (see "Critical Accounting Policies").

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). The effective date for Statement No. 142 was for fiscal years beginning after December 15, 2001. In accordance with Statement No. 142, goodwill and intangible assets that are determined to have indefinite lives are no longer amortized, but instead are subject to an annual impairment test. At September 30, 2002, and December 31, 2001, the Corporation did not have a material amount of intangible assets with indefinite lives or any other nonamortizing assets and, as a result, the pro forma net income, pro forma earnings per common share, and pro forma earnings per common share-assuming dilution amounts required by Statement No. 142 have not been shown. Other separately identifiable intangible assets, which for the Corporation are primarily the value of acquired Customer accounts, continue to be amortized over their estimated useful lives. Prior to 2002, the Corporation amortized the value of acquired Customer accounts over a period that was generally limited to ten years. In accordance with Statement No. 142, the Corporation completed an analysis of the associated benefits of the value of its acquired Customer accounts. As a result, on January 1, 2002, the Corporation extended the amortization period of the value of the acquired Customer accounts, generally to 15 years, to better match their estimated useful lives. For the three and nine months ended September 30, 2002, the Corporation's income before income taxes increased $25.8 million and $75.0 million, respectively ($16.4 million and $47.5 million after taxes, respectively), as a result of the extension of the amortization period. The Corporation's earnings per common share, excluding the change in amortization period, would have been $.30 and $.91 and earnings per common share-assuming dilution would have been $.29 and $.90 for the three and nine months ended September 30, 2002, respectively.

Purchased services increased $29.9 million and $39.7 million to $147.3 million and $400.2 million for the three and nine months ended September 30, 2002, respectively. Advertising expense increased $10.7 million and $55.5 million to $81.9 million and $252.1 million for the three and nine months ended
September 30, 2002, respectively. Postage and delivery expense increased $42.5 million to $297.9 million for the nine months ended September 30, 2002. The increases in purchased services, advertising, and postage and delivery expense reflects the Corporation's continued investment in attracting, servicing, and retaining domestic and foreign credit card and other consumer loan Customers. Loan receivable fraud losses decreased $3.8 million and $7.0 million to $39.2 million and $119.5 million for the three and nine months ended September 30, 2002, respectively. The decrease in loan receivable fraud losses was attributable to an increase in the number of employees dedicated to fraud detection and improved fraud detection strategies.

Table 3 provides further detail regarding the Corporation's other operating expenses.

TABLE 3: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)
                                  For the Three Months    For the Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------  ----------------------
                                    2002       2001        2002        2001
                                  ---------  ---------  ----------  ----------
                                                  (unaudited)
Purchased services..............  $ 147,258  $ 117,326  $  400,216  $  360,496
Advertising.....................     81,912     71,252     252,097     196,645
Collection......................     14,075     12,340      39,824      33,284
Stationery and supplies.........     13,620     10,949      35,444      32,525
Service bureau..................     19,328     16,843      55,186      47,127
Postage and delivery............     89,844     95,387     297,886     255,399
Telephone usage.................     23,726     21,052      66,612      62,450
Loan receivable fraud losses....     39,153     42,929     119,521     126,478
Amortization of intangible
 assets.........................     92,651     92,152     251,703     282,258
Computer software...............     26,036     21,156      75,479      60,829
Other...........................     80,586     67,547     201,067     190,947
                                  ---------  ---------  ----------  ----------
  Total other operating expense.  $ 628,189  $ 568,933  $1,795,035  $1,648,438
                                  =========  =========  ==========  ==========

INCOME TAXES

The Corporation recognized applicable income taxes of $229.8 million and $707.6 million for the three and nine months ended September 30, 2002, as compared to $288.2 million and $704.7 million for the same periods in 2001, respectively. These amounts represent an effective tax rate of 36.6% for the three and nine months ended September 30, 2002, and 37.6% for the three and nine months ended September 30, 2001. The decrease in the effective tax rate is primarily related to favorable results from audits of federal tax returns from prior years.

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the credit quality of the Corporation's credit card and other consumer loans, the general economic conditions, the success of the Corporation's collection efforts, the composition of credit card and other consumer loans included in the Corporation's loan receivables, and the seasoning of the Corporation's loans. As new loans season, the delinquency and charge-off rates on these loans generally rise and then stabilize. The Corporation's financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation's loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. These trends are considered in establishing the reserve for possible credit losses. The Corporation's change in the estimated value of accrued interest and fees in September 2002 (for further discussion, see "Note B: Change in Accounting Estimate for Interest and Fees") resulted in a decrease of $86.5 million in loan receivables at September 30, 2002. This decrease in loan receivables reduced delinquencies and other non-performing loans at September 30, 2002, in comparison to December 31, 2001. The managed and net charge-off ratios for the three and nine months ended September 30, 2002, were not significantly affected by the change in the estimated value of accrued interest and fees.

DELINQUENCIES

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Delinquency as a percentage of the Corporation's loan portfolio was 4.06% at September 30, 2002, as compared with 4.64% at December 31, 2001. Excluding the change in the estimated value of accrued interest and fees, delinquency as a percentage of the loan portfolio would have been 4.46% at September 30, 2002. The Corporation's delinquency as a percentage of managed loans was 4.80% at September 30, 2002, as compared to 5.09% at December 31, 2001. Excluding the change in the estimated value of accrued interest and fees, delinquency as a percentage of managed loans would have been 5.10% at September 30, 2002.

Table 4 presents delinquent loans for the Corporation's loan portfolio, excluding loans held for securitization, and the Corporation's managed loans and includes the impact of the change in the estimated value of accrued interest and fees.

Loan delinquency on the domestic credit card loan portfolio was 3.79% at September 30, 2002, as compared to 4.58% at December 31, 2001. Excluding the change in the estimated value of accrued interest and fees, loan delinquency on the domestic credit card loan portfolio would have been 4.43%. Loan delinquency on the domestic other consumer loan portfolio was 5.80% at September 30, 2002, as compared to 5.96% at December 31, 2001. Excluding the change in the estimated value of accrued interest and fees, loan delinquency on the domestic other consumer loan portfolio would have been 6.18%. Loan delinquency on the foreign loan portfolio was 2.00% at September 30, 2002, as compared to 2.63% at December 31, 2001. Excluding the change in the estimated value of accrued interest and fees, loan delinquency on the foreign loan portfolio would have been 2.09%. The delinquency rate on the Corporation's foreign loans is typically lower than the delinquency rate on the Corporation's domestic credit card loans. The Corporation's domestic other consumer loans typically have a higher delinquency and charge-off rate than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on domestic other consumer loans.

TABLE 4: DELINQUENT LOANS
(dollars in thousands)
                                         September 30, 2002  December 31, 2001
                                         ------------------  -----------------
                                            (unaudited)
Loan portfolio:
Loan portfolio outstanding............. $ 17,597,035         $14,703,616
Loan portfolio delinquent:
  30 to 59 days........................ $    269,268   1.53% $   260,421  1.77%
  60 to 89 days........................      164,116    .93      145,061   .99
  90 or more days......................      280,750   1.60      276,277  1.88
                                        ------------  -----  ----------- -----
      Total............................ $    714,134   4.06% $   681,759  4.64%
                                        ============  =====  =========== =====
Loan portfolio delinquent by
 geographic area:
  Domestic:
    Credit card........................ $    244,513   3.79% $   294,901  4.58%
    Other consumer.....................      376,389   5.80      303,365  5.96
                                        ------------         -----------
      Total domestic...................      620,902   4.80      598,266  5.19
  Foreign..............................       93,232   2.00       83,493  2.63
                                        ------------         -----------
      Total............................ $    714,134   4.06  $   681,759  4.64
                                        ============         ===========
Managed loans:
Managed loans outstanding.............. $102,799,447         $97,496,051
Managed loans delinquent:
  30 to 59 days........................ $  1,819,201   1.77% $ 1,816,893  1.86%
  60 to 89 days........................    1,085,838   1.06    1,039,861  1.07
  90 or more days......................    2,028,761   1.97    2,105,707  2.16
                                        ------------  -----  ----------- -----
      Total............................ $  4,933,800   4.80% $ 4,962,461  5.09%
                                        ============  =====  =========== =====

Managed loans delinquent by
 geographic area:
  Domestic:
    Credit card........................ $  3,760,233   4.96% $ 3,779,113  5.05%
    Other consumer.....................      760,506   6.24      811,159  6.86
                                        ------------         -----------
      Total domestic...................    4,520,739   5.13    4,590,272  5.29
  Foreign..............................      413,061   2.80      372,189  3.45
                                        ------------         -----------
      Total............................ $  4,933,800   4.80  $ 4,962,461  5.09
                                        ============         ===========



A Customer's account may be re-aged to remove existing delinquency. The intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have clearly demonstrated both the ability and willingness to resume regular payments, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the Customer must also have made payments equal to a total of three minimum payments in the last 90 days, including one full minimum payment during the last 30 days. All re-age strategies are approved by senior management and the Loan Review Department. Re-ages can have the effect of delaying charge-offs. There were $1.1 billion and $4.1 billion of managed loans re-aged during the three and nine months ended September 30, 2002, respectively, compared to $1.4 billion and $4.2 billion for the same periods in 2001. Of those accounts which were re-aged during the three months ended September 30, 2001, approximately 16% have returned to delinquency status and approximately 17% have been charged-off at September 30, 2002.

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties, by either reducing their interest rate or placing them on nonaccrual status.
These other nonperforming loans are presented in Table 5 for the Corporation's loan portfolio, excluding loans held for securitization, and managed loans.

Other nonperforming loans as a percentage of the Corporation's loan portfolio increased at September 30, 2002, from December 31, 2001, as a result of the Corporation increasing the use of reduced-rate and nonaccrual programs to assist Customers who are experiencing financial difficulties in meeting their repayment obligations in light of the current economic environment. These results include the change in the estimated value of accrued interest and fees in September 2002, which did not have a significant impact on these ratios.

TABLE 5: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                        September 30, 2002  December 31, 2001
                                        ------------------  -----------------
                                           (unaudited)
Loan portfolio:
Nonaccrual loans......................  $           25,185  $          17,459
Reduced-rate loans....................             383,524            299,541
                                        ------------------  -----------------
  Total other nonperforming loans.....  $          408,709  $         317,000
                                        ==================  =================
Other nonperforming loans as a % of
 ending loan portfolio................                2.32%              2.16%

Managed loans:
Nonaccrual loans......................  $          271,928  $         173,825
Reduced-rate loans....................           2,777,685          2,360,392
                                        ------------------  -----------------
  Total other nonperforming loans.....  $        3,049,613  $       2,534,217
                                        ==================  =================
Other nonperforming loans as a % of
 ending managed loans.................                2.97%              2.60%



NET CREDIT LOSSES

The Corporation's net credit losses include the principal amount of losses charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. The Corporation records current period recoveries on loans previously charged off in the reserve for possible credit losses. The Corporation sells charged-off loans and records the proceeds received from these sales as recoveries. The Corporation's policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due, closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due, and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. The Corporation charges off deceased accounts when the loss is determined.

Net credit losses for the three and nine months ended September 30, 2002, were $288.2 million and $848.1 million, compared to $210.1 million and $612.2 million for the same periods in 2001, respectively. The increase in net credit losses for the three and nine months ended September 30, 2002, reflects a weaker economy, the continuing seasoning of the Corporation's accounts, and an increase in average loan receivables.

Net credit losses as a percentage of average loan receivables were 4.38% and 4.55% for the three and nine months ended September 30, 2002, compared to 4.11% and 4.14% for the same periods in 2001, respectively. The Corporation's managed credit losses as a percentage of average managed loans for the three and nine months ended September 30, 2002, were 4.84% and 4.97%, compared to 4.90% and 4.69% for the same periods in 2001, respectively. Net charge-offs on domestic credit card loan receivables were 4.33% and 4.40% for the three and nine months ended September 30, 2002, as compared to 4.06% and 4.32% for the same periods in 2001, respectively. Net charge-offs on domestic other consumer loan receivables were 6.37% and 6.47% for the three and nine months ended September 30, 2002, as compared to 5.32% and 4.79% for the same periods in 2001, respectively. Net charge-offs on foreign loan receivables were 2.35% and 2.60% for the three and nine months ended September 30, 2002, as compared to 2.74% and 2.66% for the same periods in 2001, respectively. The net charge-off ratio is calculated by dividing net charge-offs for the period which exclude uncollectible accrued interest and fees and fraud losses by average loan receivables which includes billed interest and fees for the corresponding period. These results include the change in the estimated value of accrued interest and fees in September 2002, which did not have a significant impact on these ratios.

RESERVE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation's loan receivables based on a projection of probable future net credit losses. The Corporation's net credit losses include the principal balance of loans charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. The Corporation regularly performs a migration analysis of delinquent and current accounts in order to determine an appropriate reserve for possible credit losses. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. In completing the analysis of the adequacy of the reserve for possible credit losses, the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors are considered. Significant changes in these factors could impact the reserve and provision for possible credit losses. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level.

The Corporation's reserve for possible credit losses increased to $983.4 million at September 30, 2002. The provision for possible credit losses for the three and nine months ended September 30, 2002, was $288.2 million and $922.5 million, compared to $314.3 million and $855.4 million for the same periods in 2001, respectively. The increase in the reserve for possible credit losses primarily reflects a weaker economy as demonstrated by the increase in the Corporation's net credit losses. For the three months ended March 31, 2002, the Corporation increased its reserve for possible credit losses as the Corporation experienced an increase in the number of bankruptcy filings. For the three months ended June 30, 2002, and September 30, 2002, the Corporation acquired reserves of $46.7 million and $21.9 million, respectively, which increased its reserve for possible credit losses. The Corporation did not otherwise increase reserves during the nine months ended September 30, 2002, as the Corporation did not expect net credit losses to increase during the fourth quarter of 2002. However, the Corporation cannot predict with certainty the amount of future net credit losses due to possible changes in the economy, bankruptcy laws, and other factors.

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

















TABLE 6:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                    For the Three Months  For the Nine Months
                                     Ended September 30,  Ended September 30,
                                    --------------------  --------------------
                                      2002       2001       2002       2001
                                    ---------  ---------  ---------  ---------
                                                   (unaudited)
Reserve for possible credit
 losses, beginning of period......  $ 960,113  $ 678,190  $ 833,423  $ 527,573
  Reserves acquired...............     21,883      5,744     69,558     18,361
  Provision for possible credit
   losses:
     Domestic.....................    247,220    283,248    797,773    778,016
     Foreign......................     40,975     31,074    124,747     77,362
                                    ---------  ---------  ---------  ---------
        Total provision for
         possible credit losses...    288,195    314,322    922,520    855,378
  Foreign currency translation....      1,378        969      5,934        (45)
  Credit losses:
    Domestic:
      Credit card.................   (159,803)  (118,136)  (470,883)  (400,767)
      Other consumer..............   (108,951)   (74,036)  (322,180)  (178,409)
                                    ---------  ---------  ---------  ---------
        Total domestic credit
         losses...................   (268,754)  (192,172)  (793,063)  (579,176)
    Foreign.......................    (39,993)   (34,997)  (115,672)   (85,370)
                                    ---------  ---------  ---------  ---------
        Total credit losses.......   (308,747)  (227,169)  (908,735)  (664,546)
  Recoveries:
    Domestic:
      Credit card.................      8,442      8,525     27,129     29,258
      Other consumer..............      6,789      3,179     17,357      9,067
                                    ---------  ---------  ---------  ---------
        Total domestic recoveries.     15,231     11,704     44,486     38,325
    Foreign.......................      5,321      5,335     16,188     14,049
                                    ---------  ---------  ---------  ---------
        Total recoveries..........     20,552     17,039     60,674     52,374
                                    ---------  ---------  ---------  ---------
  Net credit losses...............   (288,195)  (210,130)  (848,061)  (612,172)
                                    ---------  ---------  ---------  ---------
Reserve for possible credit
 losses, end of period............  $ 983,374  $ 789,095  $ 983,374  $ 789,095
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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2002, and December 31, 2001, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 7, have been computed in accordance with regulatory accounting practices.



























TABLE 7:  REGULATORY CAPITAL RATIOS (a)

                                                                     Well-
                         September 30, December 31,   Minimum    Capitalized
                              2002         2001     Requirements Requirements
                         ------------- ------------ ------------ ------------
                          (unaudited)
MBNA Corporation
Tier 1..................    16.36%        15.99%        4.00%         (b)
Total...................    19.25         17.97         8.00          (b)
Leverage................    17.68         18.12         4.00          (b)

MBNA America Bank, N.A.
Tier 1..................    14.12         13.14         4.00         6.00%
Total...................    17.11         15.13         8.00        10.00
Leverage................    15.19         15.00         4.00         5.00

MBNA America
 (Delaware), N.A.
Tier 1..................    21.27         18.24         4.00         6.00
Total...................    22.43         19.28         8.00        10.00
Leverage................    20.74         18.49         4.00         5.00

(a) September 30, 2002 ratios include the change in the estimated value of accrued interest and fees. Excluding the change in the estimated value of accrued interest and fees, the Tier 1 Capital ratio for the Corporation, the Bank, and MBNA Delaware would have been 16.78%, 14.59%, and 21.33%, respectively. Excluding the change in the estimated value of accrued interest and fees, the Total Capital ratio for the Corporation, the Bank, and MBNA Delaware would have been 19.66%, 17.58%, and 22.49%, respectively. Excluding the change in the estimated value of accrued interest and fees, the Leverage ratio for the Corporation, the Bank, and MBNA Delaware would have been 18.10%, 15.63%, and 20.82%, respectively.

(b)  Not applicable for bank holding companies.

During the nine months ended September 30, 2002, the Bank issued 6.625% Subordinated Notes, maturing in 2012. These 6.625% Subordinated Notes qualify as regulatory capital for both the Bank and the Corporation.

During the nine months ended September 30, 2002, the Corporation, through MBNA Capital D, also issued guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures. These securities qualify as regulatory capital for the Corporation.

In November 2001, the FFIEC published revised risk-based capital guidelines to address the treatment of recourse obligations, retained interests, and direct credit substitutes that expose banks and bank holding companies to credit risk. The revised guidelines treat recourse obligations and direct credit substitutes more consistently than the agencies' current risk-based capital standards, and introduce a credit ratings-based approach to assigning risk weights within a securitization. The revised guidelines also impose a "dollar-for-dollar" capital charge on retained interests and a concentration limit on the interest-only strip receivable, a subset of retained interests. Retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests (discussed under "Note H: Asset Securitization"). The revised guidelines were effective for all transactions settled on or after January 1, 2002. For transactions entered into before January 1, 2002, the Corporation may elect early adoption for any provision of the revised guidelines that results in reduced capital requirements, and may delay adoption until December 31, 2002, for any provision that results in increased capital requirements. The revised guidelines, when adopted, will result in an additional capital charge for the Corporation and the Bank. If the revised guidelines imposing an additional capital charge had been in effect at September 30, 2002, the Corporation's and the Bank's regulatory capital ratios would have been impacted by approximately 300 basis points to 400 basis points. The Corporation would have remained adequately capitalized, and the Bank would have remained "well-capitalized" for regulatory capital purposes. MBNA Delaware's regulatory capital ratios would not have been affected. There are no conditions or events that have occurred since September 30, 2002, that have changed the Bank's or MBNA Delaware's regulatory capital classification as "well-capitalized."

DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation's preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semi-annual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's capital stock or interest on debt securities that have equal or lower priority than the Corporation's junior subordinated deferrable interest debentures. During the nine months ended September 30, 2002, the Corporation declared dividends on its preferred stock of $10.7 million and on its common stock of $259.9 million.

On October 17, 2002, the Corporation's Board of Directors declared a quarterly dividend of $.07 per common share, payable January 1, 2003, to stockholders of record as of December 13, 2002. Also, on October 17, 2002, the Corporation's Board of Directors declared a quarterly dividend of $.46875 per share on the 7 1/2% Cumulative Preferred Stock, Series A, and a quarterly dividend of $.34380 per share on the Adjustable Rate Cumulative Preferred Stock, Series B. The preferred stock dividends are payable January 15, 2003, to stockholders of record as of December 31, 2002.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profit. Under current regulatory practice, national banks may pay dividends only out of current operating earnings. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 2002, the amount of retained earnings available for declaration and payment of dividends from the Bank to the Corporation was $3.3 billion. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation's senior syndicated revolving credit facility. This facility was not drawn upon at September 30, 2002. If this facility had been drawn upon at September 30, 2002, the amount of retained earnings available for declaration of dividends would have been further limited to $1.6 billion.

LIQUIDITY AND RATE SENSITIVITY

The Corporation seeks to maintain prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

LIQUIDITY MANAGEMENT

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations mature, debt and deposits mature, and payments on other obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the general capital markets' environment, and the pricing and maturity of investment securities, loans, deposits, securitizations, and other assets and liabilities.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuance, and uses securitization of the Corporation's loan receivables as a major funding alternative. At September 30, 2002, the Corporation funded approximately 74.4% of its managed loans through securitization transactions. Additional liquidity is provided to the Corporation through committed credit facilities.

The consumer asset-backed securitization market in the United States currently exceeds $1 trillion, with approximately $251.0 billion of asset-backed securities issued during the nine months ended September 30, 2002. Approximately $82.0 billion of additional asset-backed securities were also issued in European markets during the nine months ended September 30, 2002.
The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels.
Factors affecting the Corporation's ability to securitize its loan principal receivables include the overall credit quality of the Corporation's securitized loan principal receivables, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments governing securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan principal receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Corporation's consolidated statement of financial condition, and lower loan growth if the Corporation were unable to find alternative and cost-effective funding sources.

In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation's consolidated statement of financial condition through securitizations, the Corporation would likely need to raise additional capital to support loan and asset growth, provide additional credit enhancement, and meet the minimum regulatory capital requirements.

Total deposits at September 30, 2002, and December 31, 2001, were $30.1 billion and $27.1 billion, respectively. The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources. Total deposits increased as a result of heightened consumer demand for deposit products and
attractive pricing relative to other investment opportunities.   The
Corporation's ratio of average receivables to average deposits was 90.97% and 89.53% for the three and nine months ended September 30, 2002, respectively, as compared to 80.60% and 79.66% for the same periods in 2001. The increase in the ratio of average loan receivables to average deposits for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, is due to a larger increase of average receivables than average deposits.
Table 8 provides the maturities of the Corporation's deposits at September 30, 2002.

TABLE 8: MATURITIES OF DEPOSITS AT SEPTEMBER 30, 2002
(dollars in thousands) (unaudited)
                                         Direct        Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------

Three months or less................  $ 10,299,377  $  1,368,443  $ 11,667,820
Over three months through twelve
 months.............................     4,596,489     1,528,628     6,125,117
Over one year through five years....     6,105,080     6,193,126    12,298,206
Over five years.....................         7,659             -         7,659
                                      ------------  ------------  ------------
  Total deposits....................  $ 21,008,605  $  9,090,197  $ 30,098,802
                                      ============  ============  ============

Included in the Corporation's other deposits at September 30, 2002, and December 31, 2001, were brokered deposits of $8.4 billion and $7.0 billion, representing 28.0% and 25.9% of total deposits, respectively. If these brokered deposits were not renewed at maturity, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to well capitalized insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to adequately capitalized institutions. At September 30, 2002, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. Based on the Corporation's historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or through the Corporation's direct deposit program.

The Corporation also held $3.9 billion in investment securities and $4.1 billion of money market instruments at September 30, 2002, compared to $3.5 billion in investment securities and $3.0 billion in money market instruments at December 31, 2001. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at September 30, 2002, $1.2 billion is anticipated to mature within twelve months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.4 billion at September 30, 2002, and $3.1 billion at December 31, 2001. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Money market instruments increased at September 30, 2002, from December 31, 2001, to provide liquidity to support portfolio acquisition activity and anticipated loan growth.

Estimated maturities of the Corporation's investment securities, on a fully taxable equivalent basis, are presented in Table 9.
























TABLE 9: SUMMARY OF INVESTMENT SECURITIES AT SEPTEMBER 30, 2002
(dollars in thousands) (unaudited)

                                                 Estimated Maturity
                                    -------------------------------------------
                                     Within 1       1-5       6-10       Over
                                       Year        Years      Years    10 Years
                                    ----------  ----------  ---------  --------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,079,996  $1,281,062  $       -  $      -
State and political subdivisions
 of the United States.............           -       9,145      6,350    89,120
Asset-backed and other securities.      82,902     487,843    259,406   151,643
                                    ----------  ----------  ---------  --------
  Total investment securities
   available-for-sale.............  $1,162,898  $1,778,050  $ 265,756  $240,763
                                    ==========  ==========  =========  ========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $        -  $        -  $       -  $414,818
State and political subdivisions
 of the United States.............           -         155        649     5,750
Asset-backed and other securities.       1,000       1,000          -    61,882
                                    ----------  ----------  ---------  --------
  Total investment securities
   held-to-maturity...............  $    1,000  $    1,155  $     649  $482,450
                                    ==========  ==========  =========  ========

                                       Book       Market
                                       Value      Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $2,361,058  $2,361,058
State and political subdivisions
 of the United States.............     104,615     104,615
Asset-backed and other securities.     981,794     981,794
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $3,447,467  $3,447,467
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  414,818  $  420,616
State and political subdivisions
 of the United States.............       6,554       6,755
Asset-backed and other securities.      63,882      63,914
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  485,254  $  491,285
                                    ==========  ==========




Table 10 provides a summary of the Corporation's estimated liquidity requirements at September 30, 2002.

TABLE 10: SUMMARY OF ESTIMATED LIQUIDITY REQUIREMENTS
          (dollars in thousands) (unaudited)

                              Estimated Liquidity Requirements
                                   at September 30, 2002
                            -------------------------------------
                              Within                     Over
                              1 Year      1-5 Years     5 Years       Total
                            -----------  -----------  -----------  ------------
Deposits................... $17,792,937  $12,298,206  $     7,659  $ 30,098,802
Short-term borrowings......   1,307,880            -            -     1,307,880
Long-term debt and bank
 notes (par value).........   1,354,391    4,388,961    2,132,140     7,875,492
Securitized loans
 (investor principal)......   8,552,772   49,100,774   17,201,915    74,855,461
Minimum rental payments
 under noncancelable
 operating leases..........      27,972       41,076          142        69,190
                            -----------  -----------  -----------  ------------
  Total estimated
   liquidity requirements.. $29,035,952  $65,829,017  $19,341,856  $114,206,825
                            ===========  ===========  ===========  ============

The Corporation estimates that it will have $29.0 billion in liquidity requirements within the next year. These requirements include $17.8 billion in deposits and $8.6 billion for certain securitization transactions that have entered their scheduled amortization period in the Corporation's securitization transactions.

Based on past deposit activity, the Corporation expects to retain a majority of its deposit balances as they mature. Therefore, the Corporation anticipates the net cash outflow related to deposits within the next year will be significantly less than reported above. The Corporation has typically funded approximately 75% of its managed loans through asset securitization. To maintain an appropriate current securitized funding level, the Corporation expects to securitize additional loan principal receivables as prior securitized loan principal receivables enter their amortization period and the trusts use principal payments on securitized loan principal receivables to pay the investors rather than purchasing new loan principal receivables from the Corporation.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. The Corporation considers these stock repurchases in maintaining its liquidity position. During the nine months ended September 30, 2002, the Corporation purchased 24.0 million common shares for $584.8 million. The Corporation issued 24.0 million common shares upon the exercise of stock options and issuance of restricted stock. The Corporation received $128.4 million in proceeds from the exercise of the stock options for the nine months ended September 30, 2002.

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to the change in earnings resulting from fluctuations in interest rates, variability in the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, and the differences in repricing intervals between assets and liabilities. Interest rate changes also impact the valuation of the interest-only strip receivable and securitization income. The management of interest rate sensitivity attempts to maximize earnings by minimizing any negative impacts of changing market rates, asset and liability mix, and prepayment trends. Interest rate sensitive assets/liabilities have yields/rates that can change within a designated time period due to their maturity, a change in an underlying index rate, or the contractual ability of the Corporation to change the yield/rate. Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates and differences in the repricing characteristics between interest rate sensitive assets and liabilities. The Corporation analyzes its level of interest rate risk using several analytical techniques. Interest rate risk includes the interest rate sensitivity of securitization income from securitized loan principal receivables and the impact of interest rate swap agreements and foreign exchange swap agreements. The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate funding sources to floating-rate funding sources to better match the rate sensitivity of the Corporation's assets. For this reason, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Key assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at September 30, 2002, the Corporation could experience a decrease in projected net income during the next twelve months of approximately $56.0 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $56.0 million in projected net income during the next twelve months.

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

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged.
The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 2002, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $117.0 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

The Corporation adopted Statement No. 133, on January 1, 2001. The standards required that all derivative financial instruments be recorded on the Corporation's consolidated statement of financial condition at fair value and established criteria for designation and effectiveness of hedging relationships. The Corporation recognized a $2.5 million (pre-tax) loss upon implementation of Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of Statement No. 133 by the Corporation did not affect the Corporation's hedging strategy.

ASSET SECURITIZATION

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation's results on a managed basis. Managed data assumes the Corporation's securitized loan principal receivables have not been sold and present the results of the securitized loan principal receivables in the same fashion as the Corporation's owned loans. The Corporation, analysts, and others evaluate its operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation's owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations.

Managed financial data, after a securitization adjustment, results in the Corporation's reported financial information in its consolidated financial statements. This securitization adjustment reclassifies interest income, interchange income, credit card and other consumer loan fees, insurance income, and recoveries on charged-off securitized loan principal receivables in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income.


The securitization adjustment for interest income was $2.1 billion and $6.6 billion for the three and nine months ended September 30, 2002, as compared to $2.4 billion and $7.2 billion for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the securitization adjustment for interest income would have been $2.3 billion and $6.8 billion for the three and nine months ended September 30, 2002, respectively. The securitization adjustment for interest expense was $469.5 million and $1.4 billion for the three and nine months ended September 30, 2002, as compared to $711.2 million and $2.5 billion for the same periods in 2001, respectively. The securitization adjustment for provision for possible credit losses was $943.8 million and $2.8 billion for the three and nine months ended September 30, 2002, as compared to $914.8 million and $2.5 billion for the same periods in 2001, respectively. The securitization adjustment for other operating income was $687.3 million and $2.4 billion for the three and nine months ended September 30, 2002, as compared to $789.5 million and $2.2 billion for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, the securitization adjustment for other operating income would have been $898.7 million and $2.6 billion for the three and nine months ended September 30, 2002, respectively.

The managed financial data also includes the impact of the gain recognized on securitized loan principal receivables based on Statement No. 140. Managed financial data is presented in Table 11 below:

































TABLE 11:  MANAGED FINANCIAL DATA
           (dollars in thousands)

                          For the Three Months        For the Nine Months
                           Ended September 30,         Ended September 30,
                       --------------------------  --------------------------
                           2002          2001          2002          2001
                       ------------  ------------  ------------  ------------
                                            (unaudited)

Managed interest
 income (a)........... $  2,988,099  $  3,282,620  $  9,269,881  $  9,785,162
Managed interest
 expense..............      874,694     1,162,554     2,578,193     3,895,685
Managed provision for
 possible credit
 losses...............    1,231,994     1,229,167     3,757,846     3,402,035
Managed other
 operating income (a).      980,810     1,016,096     2,542,042     2,666,812

MANAGED LOANS
At period end......... $102,799,447  $ 92,585,150
Average for the
 period...............  101,921,178    91,852,750  $ 98,783,986  $ 89,715,588

(a) Includes the change in the estimated value of accrued interest and fees. Excluding the change in the estimated value of accrued interest and fees, managed interest income would have been $3.3 billion and $9.5 billion for the three and nine months ended September 30, 2002, respectively. Excluding the change in the estimated value of accrued interest and fees, managed other operating income would have been $966.8 million and $2.5 billion for the three and nine months ended September 30, 2002, respectively. Excluding the change in the estimated value of accrued interest and fees, managed loans would have been $103.2 billion at September 30, 2002.

Managed interest income was $3.0 billion and $9.3 billion for the three and nine months ended September 30, 2002, as compared to $3.3 billion and $9.8 billion for the same periods in 2001, respectively. The decrease in managed interest income is due to a decrease in the average yield earned on managed interest-earning assets of 244 basis points and 201 basis points to 10.83% and 11.63% for the three and nine months ended September 30, 2002, partially offset by an increase in managed average interest-earning assets of $11.3 billion and $10.6 billion for the three and nine months ended September 30, 2002, respectively. The change in the estimated value of the accrued interest and fees decreased the yield on managed average interest-earning assets by 101 basis points and 35 basis points for the three and nine months ended
September 30, 2002, respectively. The further decrease in the yield earned on managed interest-earning assets primarily reflects lower promotional and non-promotional interest rates offered to attract and retain Customers and to grow managed loans.




Managed interest expense decreased $287.9 million and $1.3 billion for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, respectively. The decrease in managed interest expense is due to a decrease in the rate paid on average managed interest-bearing liabilities of 141 basis points and 205 basis points for the three and nine months ended September 30, 2002, partially offset by an increase in the average managed interest-bearing liabilities of $10.2 million and $9.5 billion for the three and nine months ended September 30, 2002, respectively. The decrease in the rate paid on average managed interest-bearing liabilities is a result of actions by the FOMC throughout 2001, which impacted overall market interest rates.

The managed provision for possible credit losses increased $2.8 million and $355.8 million for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, respectively. The increase in the managed provision for possible credit losses reflects increases in the Corporation's managed net credit losses.

Managed other operating income was $980.8 million and $2.5 billion for the three and nine months ended September 30, 2002, as compared to $1.0 billion and $2.7 billion for the same periods in 2001, respectively. Excluding the change in the estimated value of accrued interest and fees, managed other operating income would have been $966.8 million and $2.5 billion for the three and nine months ended September 30, 2002, respectively. The decrease in managed other operating income for the three and nine months ended September 30, 2002, was a result of the change in the estimated value of accrued interest and fees, partially offset by an increase in interchange and insurance income.

In September 2000, Statement No. 140 was issued. Statement No. 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), and revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but it carried over most of Statement No. 125's provisions without reconsideration. The Corporation adopted Statement
No. 140's revised accounting standards for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, The 2001. implementation of Statement No. 140 did not have a material impact 2001. on the Corporation's consolidated financial statements.

Asset securitization is the process whereby loan principal receivables are converted into securities generally referred to as asset-backed securities.
The securitization of the Corporation's loan principal receivables is accomplished primarily through the public and private issuance of asset-backed securities and is accounted for under Statement No. 140. Asset securitization removes loan principal receivables from the consolidated statement of financial condition through the transfer of loan principal receivables, generally to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables. The Corporation also retains the undivided interest in the securitization trust not sold to investors and is entitled to specified cash flows allocable to that retained interest. As loan principal receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.


A credit card account represents a contractual relationship between the lender and the Customer. A loan receivable represents a financial asset. Unlike a mortgage or other closed-end loan account, the terms of a credit card account permit a Customer to borrow additional amounts and to repay each month an amount the Customer chooses, subject to a minimum payment requirement. The account remains open after repayment of the balance and the Customer may continue to use it to borrow additional amounts. The Corporation reserves the right to change the account terms, including interest rates and fees, in accordance with the terms of the agreement and applicable law. The credit card account is, therefore, separate and distinct from the loan receivable.

In a credit card securitization, the account relationships are not sold to the securitization trust. The Corporation retains ownership of the account relationship, including the right to change the terms of the account and the right to additional principal receivables generated by the account, although the Corporation agrees to sell the additional principal receivables to the trust until the trust begins using principal collections to make payments to investors. When the revolving period of the securitization ends, the account relationship between the Corporation and the Customer continues.

After a securitization, the Corporation continues to own and service the accounts that generate the loan principal receivables. In addition, the Corporation also sells the rights to new loan principal receivables and payments received from the accounts. The undivided interests in the trust sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation's securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trust provides credit enhancement, in the form of subordination, to the more senior, higher rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of the above described subordinated classes. The Corporation receives a servicing fee for servicing the accounts. The Corporation maintains retained interests in its securitization transactions, which are included in accounts receivable from securitization in the consolidated statements of financial condition. The investors and providers of credit enhancement have a lien on a portion of these retained interests. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

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


During the revolving period, which generally ranges from 24 months to 120 months, the trust makes no principal payments to the investors in the securitization. Instead, during the revolving period, the trust uses principal payments received from Customers, which pay off the loan principal receivables that were sold to the trust, to purchase for the trust from the Corporation new loan principal receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investors' undivided interest remains unchanged. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust uses principal payments to pay the investors, the Corporation's on-balance-sheet loan receivables increase by the amount of any new loans on the Customer accounts because the trust is no longer purchasing new loan receivables from the Corporation.

During the three and nine months ended September 30, 2002, the Corporation securitized credit card loan principal receivables totaling $3.8 billion and $10.9 billion, respectively. During the three and nine months ended
September 30, 2002, there was an increase of $2.7 billion and $7.5 billion, respectively, in the Corporation's loan receivables which resulted when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. Included in securitization activity during the nine months ended September 30, 2002, was $1.9 billion of foreign credit card loan principal receivables that were securitized. The total amount of securitized loans was $76.5 billion or 74.4% of managed loans at September 30, 2002, compared to $72.9 billion or 74.7% at December 31, 2001. The Corporation's loan portfolio is expected to increase an additional $2.7 billion during 2002 as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. This amount is based upon the estimated maturity of outstanding securitization transactions, which are subject to change.

TABLE 12:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                   September 30, December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (unaudited)
Securitized Loans
  Domestic:
    Credit card..................................  $ 62,200,063  $ 60,501,860
    Other consumer...............................     5,676,399     5,702,658
                                                   ------------  ------------
      Total domestic securitized loans...........    67,876,462    66,204,518

  Foreign:
    Credit card..................................     8,586,623     6,657,969
                                                   ------------  ------------
Total securitized loans..........................  $ 76,463,085  $ 72,862,487
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

Table 13 shows summarized yields for each trust for the three-month period ended September 30, 2002 on a cash basis. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum yield falls below 0% for a contractually specified period, generally a three-month average, then the securitization will begin to amortize earlier than its scheduled contractual amortization date.










































TABLE 13: SECURITIZATION TRUST YIELDS IN EXCESS OF MINIMUM YIELD DATA (a) (dollars in thousands)


                                                  Number      Average   Average
                                     Investor    of Series  Annualized  Minimum
                                     Principal   in Trust      Yield     Yield
                                    -----------  ---------  ----------  -------
                                                    (unaudited)

MBNA Master Credit Card Trust II..  $40,560,957      57       17.83%     9.66%
UK Receivables Trust..............    3,985,274       9       19.72     11.30
Gloucester Credit Card Trust......    1,710,477       8       18.34      9.24
MBNA Master Consumer Loan Trust...    5,560,277       3          (b)       (b)
MBNA Triple A Master Trust........    1,500,000       2       18.08      9.63
MBNA Credit Card Master Note
 Trust (c)........................   18,803,425      32       17.89      9.60
UK Receivables Trust II...........    2,735,051       4       18.94     11.38

                                                Yield in Excess of Minimum (a)
                                               --------------------------------
                                                               Series Range
                                                Weighted   --------------------
                                                Average      High        Low
                                               ----------  ---------  ---------
                                                          (unaudited)
MBNA Master Credit Card Trust II..                8.17%       8.57%      5.32%
UK Receivables Trust..............                8.42        9.20       6.34
Gloucester Credit Card Trust......                9.10        9.75       8.71
MBNA Master Consumer Loan Trust...                  (b)         (b)        (b)
MBNA Triple A Master Trust........                8.45        8.45       8.45
MBNA Credit Card Master Note
 Trust (c)........................                8.29        8.29       8.29
UK Receivables Trust II...........                7.56        7.81       7.20

(a) The Yield in Excess of Minimum Yield represents the trust's average annualized yield less its average minimum yield. The yields are on a cash basis and were not affected by the change in estimated value of accrued interest and fees (for further discussion, see "Note B: Change in
........... Accounting Estimate for Interest and Fees").
(b) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from Table 13.
(c) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries, MBNA Credit Card Master Note Trust issues specific classes of notes which contribute on a prorated basis to the calculation of the average yield in excess of minimum. This average yield in excess of minimum yield impacts the distribution of principal to investors of all classes within the MBNAseries.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption "Interest Rate Sensitivity" and "Foreign Currency Exchange Rate Sensitivity" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, the Corporation's management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) within 90 days prior to the filing date of this quarterly report as described in the Certifications in this report. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded as of the date of such evaluation that the Corporation's disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Corporations' reports filed or submitted under the Exchange Act, particularly during the period in which this quarterly report was being prepared.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.































PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, Andrew B. Spark filed a lawsuit against MBNA Corporation ("the Corporation"), MBNA America Bank, N.A. ("the Bank") and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the Federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In September 2000, the Court gave preliminary approval to a settlement of this suit for approximately $8.7 million. In August 2001, the Court entered an order approving a settlement payout, including fees and costs, of approximately $5.1 million. Various members of the class who had filed objections to the proposed settlement appealed the order approving the settlement to the Third Circuit Court of Appeals. In September 2002, the Third Circuit Court of Appeals affirmed the District Court order approving the settlement.

In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In November 2001, the court gave preliminary approval to the settlement of this suit for an estimated $18.0 million, including fees and costs.

In February 2001, Midland Credit Management Inc. and certain of its affiliates filed a lawsuit against the Bank in the Superior Court of the State of Arizona, County of Maricopa. The plaintiffs purchased charged-off loans from the Bank in late 1999 and early 2000. They claim that Bank representatives committed fraud and made misrepresentations about the Bank's collection efforts on the loans that affected the value of the loans. They claim damages for $60.0 million based on the difference between what they expected to collect and actually collected on the loans trebled under the Arizona RICO statute. The Bank denies that its representatives made misrepresentations to plaintiffs and disputes the plaintiffs' damages calculations. Trial is scheduled for January 2003.

Several U.S. merchants have filed class action suits against MasterCard International ("MasterCard") and Visa U.S.A., Inc. ("Visa") under U.S. federal antitrust law. The Corporation and its affiliates are not parties to these suits. However, the Corporation's banking subsidiaries, including the Bank are member banks of MasterCard and Visa and thus may be affected by these suits. The following description of the suits is based primarily on MasterCard Incorporated's disclosure in its Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard and Visa. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard's and Visa's rules requiring merchants who accept their credit cards to accept their debit cards. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards and have conspired to monopolize the point-of-sale debit card market. Plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions. There are related consumer class actions pending in two state courts that have been stayed pending developments in the merchants' suits. MasterCard and Visa have denied the merchants' allegations. The district court granted the plaintiffs' motion for class certification, a panel of the Second Circuit Court of Appeals affirmed, and in June 2002, the U.S. Supreme Court denied MasterCard's and Visa's petition for a writ of certiorari on the issue of class certification. Both sides have filed motions for summary judgment, with an argument date set for December 2002. A trial date has been set for April 2003. Based upon publicly available information, the plaintiffs previously have asserted damage claims of approximately $8.0 billion, before mandatory trebling under U.S. federal antitrust law. Recent press reports place the plaintiffs' estimated damage claims at approximately $13.0 billion to $16.0 billion, or more, before trebling. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented.

The Corporation and its affiliates are not a party to these suits and therefore will not be directly liable for any amount related to these suits. Also, the Corporation's banking subsidiaries have issued only credit cards and not debit cards, and it is the acceptance of debit cards which is at issue in these suits. However, if a judgment is entered against MasterCard and Visa, then the plaintiffs, the associations or the associations' creditors may seek to assess or otherwise assert claims against the associations' member banks, including the Corporation's banking subsidiaries, to satisfy the judgment. In addition, even if no claim is asserted against the associations' member banks, the impact of a judgment against the associations could adversely affect the business operations of the member banks. The outcome of these suits, the amount of any possible judgment against the associations, and the likelihood, amount and validity of any claims against the associations' member banks, including the Corporation's banking subsidiaries, resulting from these suits, cannot be determined at this time.

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







ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------
      3                    By-laws, as amended.

     10 1997 Long Term Incentive Plan and Policies, as amended.

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)








































EXHIBIT 3:  BY-LAWS, AS AMENDED

                                MBNA CORPORATION
                                Composite Bylaws

                             ARTICLE I - STOCKHOLDERS

Section 1.      Annual Meeting

The annual meeting of the stockholders of the Corporation, for the election of the directors and for the transaction of such other business within the power of the Corporation as properly may come before the meeting, shall be held at such place as the Board of Directors may designate, at such date and hour during the period of April 15 through May 15 as shall be determined by the Board of Directors. (as amended January 22, 2002)

Section 2.      Special Meeting

At any time in the intervals between annual meetings, a special meeting of the stockholders may be called by the Chief Executive Officer or by the President or by the Board of Directors. Upon the request in writing by stockholders entitled to cast at least 25% of all the votes entitled to be cast at the meeting, the Secretary shall call a special meeting of the stockholders. The request shall state the purpose of the meeting and the matters proposed to be acted on. The Secretary shall inform such stockholders of the reasonably estimated costs of preparing and mailing the notice of the meeting and, upon payment to the Corporation of such costs, the Secretary shall give notice of the time, place and purpose of the meeting in the manner provided in these Bylaws. Unless requested by stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of the stockholders held during the preceding 12 months.

Section 3.      Notice of Meeting

Not less than ten (10) days nor more than ninety (90) days before the date of every stockholder's meeting, the Secretary shall give to each stockholder entitled to vote thereat, written, printed or electronic notice stating the time and place of such meeting, and in the case of a special meeting, the purpose or purposes for which the meeting is called. Notice is given to a stockholder when it is personally delivered to the stockholder; left at the stockholder's residence or usual place of business; mailed to the stockholder's address as it appears on the Corporation's records; or transmitted to the stockholder by electronic mail to any electronic mail address of the stockholder or by any other electronic means.


Section 4.      Notice of Stockholders Business

At any annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, the business, including any nomination for election of directors, must be (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (ii) otherwise properly brought before the meeting by or at the direction of the board of directors, or (iii) otherwise properly brought before the meeting by a stockholder who complies with the notice procedures set forth in this Section 4.

For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and such business must be a proper matter for stockholder action. To be timely, such notice must be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, to be timely any such notice must be so delivered not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of such meeting is first made. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. In the event that the number of directors is increased and there is a public announcement of the increase or a public announcement naming all of the nominees for director at least 100 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice shall be considered timely if delivered within the time period described above. If such public announcement is made later, a stockholder's notice shall be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

Any such notice by a stockholder shall set forth as to each matter the stockholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address of the stockholder proposing such business, as they appear on the Corporation's books, and of the beneficial owner, if any, on whose behalf the proposal is made,
(iii) the class and number of shares of the capital stock of the Corporation which are beneficially owned by such stockholder and such beneficial owner, if any, and (iv) any material interest of such stockholder and such beneficial owner, if any, in such business. If a stockholder proposes the nomination for election of directors, such notice by the stockholder shall also set forth as to each person whom the stockholder proposes to nominate (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the capital stock of the Corporation which are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Exchange

Act") or any successor regulation thereto, including without limitation such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected and whether any person intends to seek reimbursement from the Corporation of the expenses of any solicitation of proxies should such person be elected a director of the Corporation. No person shall be entitled to receive reimbursement from the Corporation of the expenses of a solicitation of proxies for the election as a director of a person named in such notice unless such notice states that such reimbursement will be sought from the Corporation.

Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the board of directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Corporation's notice of meeting (i) by or at the direction of the board of directors or (ii) by a stockholder who complies with the notice procedures set forth in this Section 4. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the board of directors, any such stockholder may nominate a person or persons, as the case may be, for election to such position(s) as specified in the Corporation's notice of meeting, if the stockholder gives timely notice thereof to the Secretary of the Corporation in writing and setting forth the information required in the paragraph immediately above. To be timely, any such notice must be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

For purposes of this Section 4, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

Notwithstanding anything in these bylaws to the contrary, no business shall be conducted at any annual or special meeting except in accordance with the procedures set forth in this Section. The chairman of the annual or special meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section and, if he should so determine, he shall so declare to the meeting that any such business not properly brought before the meeting shall not be considered or transacted.

Notwithstanding the foregoing provisions of this Section 4, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this
Section 4. Nothing in this Section 4 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or the holders of any series of preferred stock to elect directors under specified circumstances.


Section 5.      Quorum

At any meeting of stockholders the presence in person or by proxy of stockholders entitled to cast a majority of the votes thereat shall constitute a quorum.

A meeting of stockholders convened on the date for which it was called may be adjourned from time to time by vote of a majority of the shares present in person or by proxy even if less than a quorum without further notice to a date not more than 120 days after the original record date. At such reconvened meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting originally called. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 6.      Proxies

At all meetings of stockholders, a stockholder may vote the shares owned of record by him either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

Section 7.      Voting

Each stockholder shall be entitled to one vote for each share of stock held by him. At all elections of directors of the Corporation, each stockholder shall have the right to vote, in person or by proxy, the shares owned of record by him, for as many persons as there are directors to be elected and for whose election he has a right to vote. A plurality of the votes cast at a meeting of stockholders, duly called and at which a quorum is present, shall be sufficient to elect any director. A majority of the votes cast at a meeting of stockholders, duly called and at which a quorum is present, shall be sufficient to take or authorize action upon any other matter which may properly come before the meeting unless more than a majority of votes is required by law or the Charter.

                             ARTICLE II - DIRECTORS

Section 1.      Powers

The business and affairs of the Corporation shall be managed by or under the direction of its Board of Directors, which may exercise all of the powers of the Corporation, except such as are by statute expressly conferred upon or reserved to the stockholders.

Section 2.      Number and Tenure

The number of directors of the Corporation shall be that number as may be fixed from time to time by resolution of the Board of Directors but in no event shall be less than the lesser of three (3) or the number of stockholders or more than twenty (20).


Section 3.      Vacancies

Any vacancy occurring in the Board of Directors, other than one occurring because of an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors. A vacancy occurring in the Board of Directors by reason of an increase in the number of directors may be filled by a majority of the entire Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office.

Section 4.      Regular Meetings

The Board of Directors shall meet for the purpose of organization, the election of officers, and the transaction of other business as soon as practicable after each annual election of directors. Notice of such meeting need not be given.

The Board of Directors shall also meet regularly at such times as may be stated from time to time by the Board.

Section 5.      Special Meetings

Special meetings of the Board of Directors may be called by the Chairman of the Board of Directors, the Chief Executive Officer or by a majority of the Board.

Section 6.      Notice

Notice of every regular, except as otherwise provided in Article II, Section 4 of these Bylaws, or special meeting of the Board shall be given to each director at least one (l) day previous thereto by written notice delivered personally or mailed to his last known business or residence address, or by telegram sent to his last known business or residence address, or by personal telephone call. Any director may waive notice of any meeting by written waiver filed with the records of the meeting, either before or after the holding thereof. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

Section 7.      Quorum

A majority of the Board of Directors shall constitute a quorum for the transaction of business, but if less than such quorum is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

Section 8.      Manner of Acting

The action of a majority of the directors present at a meeting at which a quorum is present shall be the action of the Board of Directors unless the concurrence of a greater proportion is required for such action by law, the Charter or these Bylaws.


Section 9.      Committees

The Board of Directors may establish committees, composed of at least two directors, from among its members. Any such committee shall serve at the pleasure of the Board of Directors and shall have such powers in the management of the business and affairs of the Corporation as may be delegated by the Board of Directors consistent with law. The Board of Directors may fill any vacancy on a committee. Committees shall meet at the call of the Chairman of the Board of Directors or the Chief Executive Officer or any two or more members. A majority of the members of a committee shall constitute a quorum for the transaction of business and the actions of a majority of the members present at a meeting at which a quorum is present shall be the action of the committee. The members of any committee present at a meeting, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member. Each committee shall report its actions to the Board of Directors.
Any action taken by a committee shall be subject to review or alteration by the Board of Directors, provided that no rights of third persons arising from any action taken or permitted upon the failure of approval of such committee shall be affected by any such review or alteration or by disapproval by the Board of Directors of any report by the committee.

Section 10.      Compensation

Directors shall receive for their services as directors of the Corporation such compensation as shall be determined by resolution of the Board of Directors. A director may serve the Corporation or its subsidiaries in any other capacity and receive compensation therefor.

Section 11.      Informal Action

Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting, if a written consent to such action is signed by all members of the Board of Directors and such written consent is filed with the minutes of proceedings of the Board of Directors.

                             ARTICLE III - OFFICERS

Section 1.      Number

The officers of the Corporation shall be a Chairman of the Board, a Chief Executive Officer, a President, one or more Vice Presidents, a Secretary, a Treasurer, and such other officers as the Board of Directors may elect or may be appointed as provided in Section 2 hereof. Any two offices may be held by the same persons, except those of President and Vice President, but no officer shall execute, acknowledge or verify any instrument in more than one capacity, if such instrument is required to be executed, acknowledged or verified by any two or more officers. In its discretion, the Board of Directors may leave unfilled any offices except those of President, Treasurer and Secretary.







Section 2.      Election and Tenure

The officers of the Corporation shall be elected by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the stockholders, or as soon after such first meeting as may be convenient. Each officer shall hold office for a term of one (l) year and until his successor shall have been duly elected and shall have qualified.

Section 3.      Removal

Any officer or agent of the Corporation may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. The Board of Directors may authorize any officer to remove subordinate officers.

Section 4.      Vacancies

A vacancy in any office may be filled by the Board of Directors for the unexpired portion of the term.

Section 5.      Chairman of the Board

The Chairman of the Board, if one is elected by the Board of Directors, shall preside at all meetings of the Board of Directors and stockholders and shall have such other duties as are provided in these Bylaws and as from time to time may be assigned by the Board of Directors or the Chief Executive Officer.

Section 6.      Chief Executive Officer

The Chief Executive Officer shall have general charge and supervision of the policies and affairs of the Corporation and shall have such other duties as are provided in these Bylaws and as from time to time may be assigned by the Board of Directors. The person who is Chief Executive Officer may also serve as the Chairman of the Board or President. In the absence of the Chairman of the Board of Directors or if one is not elected, the Chief Executive Officer shall perform the duties and exercise the functions of the Chairman of the Board of Directors.

Section 7.      President

The President shall have such duties as are provided in these Bylaws or as from time to time may be assigned by the Board of Directors or the Chief Executive Officer. In the absence of the Chief Executive Officer or if one is not elected, the President shall perform the duties and exercise the functions of the Chief Executive Officer.

Section 8.      Vice Presidents

The Vice President or Vice Presidents shall have such duties and functions as from time to time may be assigned by the Chief Executive Officer, except as may otherwise be provided by the Board of Directors.




Section 9.       Secretary

The Secretary shall be responsible for the minute books of the Corporation, in which he shall maintain and preserve the organization papers of the Corporation, the Articles of Incorporation, the Bylaws and the proceedings of regular and special meetings of the stockholders, the Board of Directors and any committees. He shall be responsible for the custody of the seal of the Corporation and shall be responsible for such other duties and functions as may be assigned from time to time by the Chief Executive Officer.

Section 10.      Treasurer

The Treasurer shall have general charge of the financial affairs of the Corporation. He shall in general have all powers and perform all duties and functions incident to the office of Treasurer and such as may from time to time be prescribed by the Chief Executive Officer.

Section 11.      Other Officers

Such other officers as may be elected by the Board of Directors shall have such powers and perform such duties as the Chief Executive Officer may from time to time prescribe.

Section 12.      Salaries

Salaries to be paid to all officers and employees shall be fixed in such manner as the Board of Directors may determine from time to time and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

Section 13.      Special Appointments

In the absence or incapacity of any officer, or in the event of a vacancy in any office, the Board of Directors may designate any person to fill any such office pro tempore or for any particular purpose.

Section 14.      Voting Stock Held by the Corporation

Unless otherwise ordered by the Board of Directors, the Chairman of the Board of Directors or the Chief Executive Officer or other officer thereunto duly authorized by the Chairman of the Board of Directors or the Chief Executive Officer shall have full power and authority on behalf of the Corporation to attend and to vote at any meeting of stockholders of any corporation in which this Corporation may hold stock, and may exercise on behalf of the Corporation any and all of the rights and powers incident to the ownership of such stock at any such meeting, and shall have power and authority to execute and deliver proxies and consents on behalf of this Corporation in connection with the exercise by this Corporation of the rights and powers incident to the ownership of such stock. The Board of Directors, from time to time, may confer like powers upon any other person or persons.





                             ARTICLE IV - INDEMNIFICATION

The Corporation shall indemnify its directors to the fullest extent that indemnification of directors is permitted by the Maryland General Corporation Law. The Corporation shall indemnify its officers to the same extent as its directors and to such further extent as is consistent with law. The Corporation shall indemnify its directors and officers who, while serving as directors or officers of the Corporation, also serve at the request of the Corporation as a director, officer, partner, trustee, employee, agent or fiduciary of another corporation, partnership, joint venture, trust, other enterprise or employee benefit plan to the fullest extent consistent with law. The indemnification and other rights provided by this Article shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

Any director or officer seeking indemnification within the scope of this Article shall be entitled to advances from the Corporation for payment of the reasonable expenses incurred by him in connection with the matter as to which he is seeking indemnification in the manner and to the fullest extent permissible under the Maryland General Corporation Law without requiring a preliminary determination of ultimate entitlement of indemnification.

The Board of Directors may make further provision consistent with law for indemnification and advance of expenses to directors, officers, employees and agents by resolution, agreement or otherwise. The indemnification provided by this Article shall not be deemed exclusive of any other right, with respect to indemnification or otherwise, to which those seeking indemnification may be entitled under any insurance or other agreement or resolution of stockholders or disinterested directors or otherwise.

References in this Article are to the Maryland General Corporation Law as from time to time amended. No amendment of these Bylaws shall affect any right of any person under this Article based on any event, omission or proceeding prior to the amendment.

                             ARTICLE V - SEAL

The seal of the Corporation shall be in the form of two concentric circles inscribed with the name of the Corporation and the year and State in which it is incorporated.
















                    ARTICLE VI - ISSUE AND TRANSFER OF STOCK

Section 1.      Issue

Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Each certificate shall be signed manually by, or bear the facsimile signature of, the Chairman of the Board, the Chief Executive Officer, the President, or a Vice President and countersigned by, or bear the facsimile signature of, the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and shall be sealed with the corporate seal or a facsimile thereof. All certificates surrendered to the Corporation for transfer shall be cancelled, and no new certificates shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, stolen, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

Section 2.      Transfer of Shares

Transfer of shares of the Corporation shall be made only on its stock transfer books by the holder of record thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed to be the owner thereof for all purposes.

Section 3.      Fixing Date for Determination of Stockholders' Rights

The Board of Directors may fix, in advance, a date as the record date for the purpose of determining stockholders entitled to notice of, or to vote at, any meeting of stockholders, or stockholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make a determination of stockholders for another proper purpose. Only stockholders of record on such date shall be entitled to notice of, and to vote at, such meeting or to receive such dividends or rights, as the case may be and notwithstanding any transfer of any stock on the books of the Corporation after such record date fixed as aforesaid.

                             ARTICLE VII - EMERGENCIES

During the period of an emergency declared by the President of the United States, or the person performing his functions, of a nature and sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by its directors, officers and committees in the manner contemplated by these Bylaws (other than this Article VII), any two or more available members of the Board of Directors shall constitute a quorum of the Board of Directors for the full conduct and management of the affairs and business of the Corporation. Other provisions of the Bylaws or resolutions contrary to or inconsistent with the provisions hereof shall be suspended until it shall be determined by said interim Board of Directors that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs and business under all the other provisions of the Bylaws and resolutions.


If during any such emergency any authorized place of business of the Corporation shall be unable to function, all or part of the business ordinarily conducted at such location may be relocated elsewhere in suitable quarters as may be designated by the interim Board of Directors or by such persons as are then conducting the affairs of the Corporation. Any such temporarily relocated place of business of the Corporation shall be returned to its authorized location as soon as practicable.

           ARTICLE VIII - CONTROL SHARE ACQUISITION STATUTE EXEMPTIONS

Any acquisition of shares of the Corporation on or after January 21, 1991 by Alfred Lerner (or his successor in interest) ("Lerner") or by The Progressive Corporation (or its successors in interest) ("Progressive"), or by any present or future affiliate or associate thereof so long as such affiliate or associate is at the time in question such an affiliate or associate (or any person acting in concert or in a group with any of the foregoing) is, pursuant to Section 3-702(b) of the Maryland General Corporation Law (the "MGCL") (or any successor or replacement provision or statute), hereby approved for purposes of, and exempted from the provisions of, Subtitle 7 of Title 3 of the MGCL (or any successor or replacement provision or statute) with the result that any shares acquired by any such person shall have all voting rights otherwise appurtenant thereto, notwithstanding Subtitle 7 of Title 3 of the MGCL (or any successor or replacement provision or statute).

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

These Bylaws may be altered, amended or repealed, and new Bylaws may be adopted, by the Board of Directors. The stockholders of the Corporation shall have no power to make, amend or repeal any Bylaw.




















EXHIBIT 10:  1997 LONG TERM INCENTIVE PLAN AND POLICIES, AS AMENDED

MBNA CORPORATION
1997 LONG TERM INCENTIVE PLAN
(as amended effective April 24, 2000 and restated, and as adjusted for July 2002 stock split)

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

(c) In addition to the limitation in Section 3(b), the maximum number of restricted shares which may be granted in any calendar year beginning in 1999 is 3,000,000.

(d) For purposes of the formula and limitation in Sections 3(b) and 3(c), restricted shares shall not include restricted shares issued in lieu of payment of cash bonuses under the Corporation's Senior Executive Performance Plan or other annual bonus plans.

(e) In addition to the limitation in Section 3(b), the maximum number of shares of Common Stock with respect to which incentive stock options may be granted from April 26, 1999 through the remaining term of the Plan is 15,000,000.

(f) The maximum number of shares of Common Stock with respect to which options may be granted pursuant to the Plan in any calendar year to any one participant is 3,375,000.

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

(e) "Competition" means acting as a director, trustee, partner, officer, employee, consultant or advisor with or to, or acquiring an ownership interest in excess of 5% of, a corporation, partnership, or other entity that engages in any business which competes with the Corporation or any subsidiary of the Corporation as determined by the Committee in its sole discretion.

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

     5.     Withholding of Taxes

The Corporation shall require that the grantee pay to the Corporation any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, payment or issuance or delivery of shares. The payment may be made in cash or, with respect to the exercise of stock options or vesting of restricted shares, by delivering shares of Common Stock, including shares of Common Stock otherwise deliverable in connection with the exercise of the stock options or vesting of the restricted shares, at fair market value on the date as of which the withholding tax liability is determined. In the event of vesting of restricted shares upon the death of the holder of the restricted shares, the holder's estate or other successor in interest shall have up to 90 days after the vesting date to deliver shares of Common Stock to satisfy the tax withholding payment, with the shares valued at fair market value on the date of delivery of the shares or the date the Corporation receives instructions to withhold shares otherwise deliverable upon vesting. The Corporation, to the extent permitted or required by law, shall have the right to deduct from any payment of any kind (including salary or bonus) otherwise due to a grantee any federal, state or local taxes of any kind required by law to be withheld with respect to any grant or payment or the issuance or delivery of shares under the Plan, or to retain or sell without notice a sufficient number of shares to be issued to such grantee to cover any such taxes.
















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

EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

                                                    For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
                                                          (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,933,429  $  1,874,239
Fixed charges....................................     1,207,663     1,392,987
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (5,864)       (4,458)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  3,135,228  $  3,262,768
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $  1,204,733  $  1,388,829
Portion of rents representative of the interest
 factor..........................................         2,930         4,158
                                                   ------------  ------------
Fixed charges....................................     1,207,663     1,392,987
Preferred stock dividend requirements............        16,814        17,022
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $  1,224,477  $  1,410,009
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.56          2.31


















                                                    For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
                                                          (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $  1,933,429  $  1,874,239
Fixed charges....................................       265,258       290,426
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (5,880)       (4,474)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  2,192,807  $  2,160,191
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $    262,328  $    286,268
Portion of rents representative of the interest
 factor..........................................         2,930         4,158
                                                   ------------  ------------
Fixed charges....................................       265,258       290,426
Preferred stock dividend requirements............        16,814        17,022
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    282,072  $    307,448
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          7.77          7.03

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

 2. Report dated July 31, 2002, reporting the securitization of $400.0 million of credit card loan receivables by MBNA America Bank, N.A.

 3. Report dated July 31, 2002, reporting the securitization of $700.0 million of credit card loan receivables by MBNA America Bank, N.A.

 4. Report dated July 31, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for July 2002.

 5. Report dated August 14, 2002, reporting MBNA Corporation Statement under oath of Chief Executive Officer and Chief Financial Officer regarding facts and circumstances relating to Exchange Act filings.

 6. Report dated August 29, 2002, reporting the securitization of $450.0 million of credit card loan receivables by MBNA America Bank, N.A.

 7. Report dated August 31, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for August 2002.

 8. Report dated September 19, 2002, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

 9. Report dated September 24, 2002, reporting the securitization of EUR795.0 million of credit card loan receivables by MBNA Europe Bank Limited.

10. Report dated September 30, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for September 2002.

11. Report dated October 17, 2002, reporting MBNA Corporation's earnings release for the third quarter of 2002.

12. Report dated October 29, 2002, reporting the securitization of $300.0 million of credit card loan receivables by MBNA America Bank, N.A.

13. Report dated November 5, 2002, reporting MBNA Corporation's new Chairman and new Chief Executive Officer, and a new Director.













                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBNA CORPORATION

Date:  November 14, 2002               By:  /s/    M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                           Senior Executive Vice President
                                               Chief Financial Officer







































Chief Executive Officer Certification

I, Charles M. Cawley, President and Chief Executive Officer of MBNA Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MBNA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and








6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                    /s/    Charles M. Cawley
                                           -------------------------------
                                                    Charles M. Cawley
                                        President and Chief Executive Officer













































Chief Financial Officer Certification

I, M. Scot Kaufman, Chief Financial Officer of MBNA Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MBNA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and









6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               	    /s/    M. Scot Kaufman
                                           -------------------------------
                                                   M. Scot Kaufman
                                              Chief Financial Officer


49


106