Form 10-K
period 2002-12-31
MBNA CORP
filed 2003-03-28
CIK 870517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to

Commission file number 1-10683

MBNA Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1713008 (I.R.S. Employer Identification No.)

1100 North King Street Wilmington, DE (Address of principal executive offices)	19884-0131 (Zip Code)

      Registrant’s telephone number, including area code: (800) 362-6255

      Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, $.01 par value	New York Stock Exchange
7 1/2% Cumulative Preferred Stock, Series A	New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B	New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital C 8.25% Trust Originated Preferred Securities, Series C, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital D 8.125% Trust Originated Preferred Securities, Series D, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital E 8.10% Trust Originated Preferred Securities, Series E, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark, whether the registrant is an accelerated filer (as defined in Securities and Exchange Act Rule 12b-2). Yes ☒  No ☐

      As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant’s common stock as reported on the New York Stock Exchange was $23,419,051,469. As of March 9, 2003, there were outstanding 1,277,671,875 shares of common stock, par value $.01 per share, which is the only class of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2002 Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2003 (“Definitive Proxy Statement”) are incorporated by reference into Parts II and III.

PART I
ITEM 1. BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Bylaws, As Amended
GUARANTEE AGREEMENT DATED AS OF JUNE 27 2002
GUARNATEE AGREEMENT DATED NOVEMBER 27 2002
AMENDMENT NO.2 DATED AS OF APRIL 10 2002
MBNA CORP SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
AGREEMENT BET. THE REGISTRANT AND CHARLES CRAWLEY
AGREEMENT BET. THE REGISTRANT AND NORMA LERNER
COMPUTATION OF RATIO OF EARNINGS
2002 ANNUAL REPORT TO STOCKHOLDERS
SUBSIDIARIES OF THE CORPORATION
CONSENT OF INDEPENDENT AUDITORS
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION

MBNA CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS

Overview

      MBNA Corporation (the “Corporation”), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the “Bank”), a national bank organized in January 1991 as the successor to a national bank formed in 1982 and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited (“MBNA Europe”) formed in 1993 with its headquarters in the U.K. and MBNA Canada Bank (“MBNA Canada”) formed in 1997. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations and customers of financial institutions and other organizations. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. (“MBNA Delaware”), a national bank which offers mortgage loans, aircraft loans and business card products.

Products and Services

     Credit Cards

      The Corporation offers standard, gold, and Platinum Plus personal and business credit cards under either the MasterCard or Visa brand name* and customizes them for thousands of endorsed affinity programs and for programs under its own brand name. In addition, the Corporation offers Customers even more customized, high-end credit card products such as the Quantum card. The Corporation’s card programs offer a variety of benefits and features based on the type of endorsing organization and need of the Customer. These benefits and features include competitive interest rates, group-specific enhancements, rewards, or compensation to the endorsing organization based on the cardholder’s usage. The Corporation’s approach to marketing and underwriting enables it to offer higher initial credit lines to applicants and periodic credit-line increases to existing Customers, resulting in higher usage and average account balances.

      The Corporation offers business card products in the U.S. through MBNA Delaware and in the U.K. through MBNA Europe. The Corporation’s business card products include general purpose business credit cards marketed primarily to small businesses, and purchasing and corporate cards for small and larger businesses for business, travel and corporate purchasing.

     Other Consumer Loans

      The Corporation’s other consumer loan products include unsecured lines of credit accessed by check or electronically with either fixed monthly payments or minimum payments similar to credit card accounts. Customers use these products primarily for large purchases or consolidation of other consumer debt. The Corporation markets these products to its existing credit card Customers and to others. In the U.S., the Corporation also offers sales finance accounts which are unsecured lines of credit marketed to customers of retailers and service providers, including instant financing offered at retail points of sale. Through MBNA Europe, the Corporation offers fixed term unsecured loan products with fixed monthly payments.

      The Corporation also offers mortgage and aircraft loans to consumers in the U.S. through MBNA Delaware. Mortgage loans include home equity loans offered as a debt consolidation tool primarily to the Corporation’s credit card and other consumer loan Customers. The Corporation originates and then sells the mortgage loans to a third party; it does not service these loans.

*	MasterCard® is a federally registered servicemark of MasterCard International Inc.; Visa® is a federally registered servicemark of Visa U.S.A., Inc.

     Deposits

      In the U.S., the Corporation offers money market deposit accounts and certificates of deposit through the Bank. Money market deposit accounts provide Customers with liquidity and convenience of service, as well as insurance up to $100,000 per depositor by the Federal Deposit Insurance Corporation (“FDIC”). Certificates of deposit are traditional fixed term investments with maturities that typically range from six to sixty months, and are insured by the FDIC up to $100,000. Deposit products are offered to members of the Corporation’s endorsing associations, to existing credit card Customers and to others.

     Insurance

      The Corporation markets credit-related life and disability insurance and offers credit protection products to credit card and other consumer loan Customers of the Bank, and markets credit insurance to Customers of MBNA Europe and MBNA Canada. These insurance and credit protection products are marketed only to the Corporation’s loan Customers, and only in conjunction with their loan accounts with the Corporation and not any other loan accounts.

      In the U.S., a third-party vendor manages the sale, retention and administration of these products. In the U.K., MBNA Europe directly manages the sale and retention of these products, with a vendor managing the administration of these products. Customer acceptance of these products generally has been higher in the U.K. than in the U.S.

     Internet

      The Corporation offers several Internet-based products and services, including real time online account access, credit card, consumer loan and deposit online applications, online balance transfers and online shopping and security features.

Marketing

      The Corporation markets its products primarily through endorsements from associations, financial institutions, commercial firms and others. The Corporation directs its marketing efforts primarily to members and customers of these endorsing organizations, and to targeted lists of people with a strong common interest. The Corporation is the recognized leader in affinity marketing, with endorsements from thousands of organizations and businesses, including professional associations, financial institutions, colleges and universities, sports teams and major retailers.

      Credit cards issued to the organization’s members or customers usually carry custom graphics and the name and logo of the endorsing organization. The Corporation may also develop a customized marketing program for an endorsing organization when it offers its credit card and other consumer loan accounts to the organization’s members or customers. In addition to servicing the accounts, the Corporation offers economic incentives to the endorsing organizations.

      The Corporation’s marketing approach includes personal interest and regional affinity programs for people with strong common interests, but without a specific group affiliation. Personal interest programs are offered through purchased targeted lists.

      The Corporation’s endorsing relationships include co-branded cards with commercial firms, including professional sports teams and retailers. These programs typically include incentives for Customers to purchase services or merchandise from the co-branding firm. In the U.S., the Corporation also offers sales finance accounts to finance purchases through certain retailers or service providers.

      The Corporation enters into agreements with the organizations that endorse its products. The organization grants to the Corporation the exclusive right to market the Corporation’s products to the organization’s members or customers and provides its endorsement and its mailing list. Some organizations, such as financial institutions, also conduct marketing activities for the Corporation. The endorsing agreements generally have a term of five years. The economic incentives the Corporation pays to the endorsing organizations typically include payments based on new accounts, activation and revenue sharing (for example, a percentage of finance charges or of sales volume on accounts of members or customers of the endorsing organization). In some cases the Corporation advances future compensation to the organization. The Corporation awards certain Customers, who may include members or customers of the endorsing organizations, points based on spending volumes. The Customers may redeem the points for merchandise or services. In some cases the Corporation is responsible for the cost of the rewards and in other cases the endorsing organization is responsible for the cost of the rewards. In some cases, the Corporation pays the endorsing organization a portion of the cost of the rewards when the endorsing organization is responsible for them.

      The Corporation primarily uses direct mail, telemarketing, person-to-person and Internet marketing to market its credit cards and other products. Numerous different marketing campaigns are developed each year and customized for the Corporation’s endorsing organizations, generating millions of direct mail pieces designed to add accounts and promote account usage. The Corporation’s in-house advertising agency designs custom graphics for credit cards and prepares direct mail programs and advertisements. The Corporation conducts Internet marketing through a combination of banner, e-mail, search engine and other advertisements. In addition, the Corporation’s marketing activities include efforts to retain profitable accounts and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through balance transfer programs.

      The Corporation conducts marketing activities in the U.S. through MBNA Marketing Systems, Inc., (“MBNA Marketing Systems”) a subsidiary of the Bank. The Corporation markets credit cards and other consumer loans in the U.K. and Ireland and credit cards in Spain through MBNA Europe and in Canada through MBNA Canada.

      The Corporation selectively purchases credit card and other consumer loan portfolios from other financial institutions. Generally, the Corporation purchases portfolios when it can also obtain endorsements from the seller for an ongoing program or from third parties. See “Loan Receivables” on pages 22 through 25 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference, for the amount of the Corporation’s portfolio purchases.

      MBNA Marketing Systems has regional offices in Maine, Ohio, Texas, Maryland, Georgia, New Jersey, California and New York. MBNA Europe has its headquarters in Chester, England and offices in London, England, and Carrick-on-Shannon and Dublin, Ireland. Also, in the third quarter of 2002, MBNA Europe opened a new branch in Las Rozas, Spain and began marketing in Spain. MBNA Canada has its headquarters in the City of Ottawa, Ontario and a sales and marketing office in Montreal, Quebec. These regional offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers and keep in close touch with what competitors are doing.

      MBNA Marketing Systems has 16 telemarketing facilities in 10 states. As of December 31, 2002, it employed approximately 4,200 people in telemarketing, the majority of whom worked part-time. The telemarketing organization generates new accounts by calling prospects obtained from membership or customer lists of endorsing organizations and other prospect lists.

      In 2002, the Corporation added approximately 34% of its new accounts in the U.S. (excluding accounts acquired through portfolio acquisitions) through telemarketing. In future periods, the Corporation expects to rely less on telemarketing and more on other marketing channels, such as the Internet, because of changing consumer attitudes and acceptance of telemarketing and federal and state regulatory initiatives such as do-not-call lists that may restrict telemarketing. See “Regulatory Matters — Telemarketing Regulation” on page 12.

Credit

      The credit risk of lending to each Customer is evaluated through the combination of human judgment and the application of various credit scoring models and other statistical techniques. The scoring models and other statistical techniques use the information available in the Customer’s application and credit report. This information provides a general indication of the applicant’s willingness and ability to repay. Models for credit scoring are developed and modified using statistics to evaluate common applicant characteristics and their correlation to credit risk. Periodically, the scoring models are validated and, if necessary, realigned to maintain their predictability.

      The Corporation uses an automated decisioning process to approve applications that present low risk and decline applications that present high risk. Also, credit applications for certain of the Corporation’s credit card and sales finance accounts are decisioned through an automated system in order to provide instant financing for Customers’ purchases with retailers or service providers. A credit analyst decides whether or not to approve other applications. Credit analysts are encouraged to call applicants when they believe additional information, such as an explanation of delinquencies or debt levels, may assist the analyst in making the appropriate credit decision. The credit analyst approves applications and assigns credit lines based upon an assessment of the applicant’s current and projected capacity to repay, and willingness to repay debt. Important factors in performing this assessment include income, debt-to-income levels, residence and employment stability, the rate at which new credit is being acquired and the manner in which the applicant has handled the repayment of previously granted credit. An applicant who has favorable capacity and history characteristics is more likely to be approved and to receive a relatively higher credit line assignment. Favorable characteristics include low debt-to-income levels, a long history of steady employment, and little or no history of delinquent payments on other debt.

      Once the credit analyst makes a decision, further levels of review are automatically triggered based on an analysis of the risk of each decision. This analysis is derived from previous experiential data and makes use of credit scores and other statistical techniques. Credit analysts also review applications obtained through pre-approved offers to ensure adherence to credit standards and assign an appropriate credit limit as an additional approach to managing credit risk. Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation’s Loan Review Department independently reviews selected applications to ensure quality and consistency. Less than half of the credit applications received by the Corporation in 2002 were approved.

      Prior to acquiring a portfolio, the Corporation reviews the historical performance and seasoning of the portfolio (including the portfolio’s delinquency and loss characteristics, average balances, attrition rates and collections performance) and reviews the account management and underwriting policies and procedures of the financial institution selling the portfolio. Accounts that have been purchased by the Corporation were originally opened using criteria established by financial institutions other than the Corporation and may not have been subject to the same level of credit review as accounts established by the Corporation. Once these accounts have been purchased and transferred to the Corporation for servicing, they are managed in accordance with the same policies and procedures as accounts originated by the Corporation.

Risk Control

      The Corporation manages risk at the Customer level through sophisticated analytical techniques combined with regular judgmental review. Transactions are evaluated at the point of sale, where risk levels are balanced with profitability and Customer satisfaction. Additionally, Customers showing signs of financial stress are periodically reviewed, a process which includes an examination of the Customer’s credit file, the Customer’s behavior with the Corporation’s accounts, and many times a phone call for clarification of the situation. As a result of these reviews the Corporation may block use of the accounts, reduce credit lines on certain accounts and/or increase the annual percentage rates on certain accounts (after giving the Customer an opportunity to reject the rate increase).

      A balanced approach is also used when stimulating portfolio growth. Risk levels are measured through statistical models that incorporate payment behavior, employment information, income information, and transaction activity. Credit bureau scores and attributes are obtained and combined with internal information to allow the Corporation to increase credit lines and promote account usage while balancing additional risk.

      The Corporation manages fraud risk through a combination of judgmental reviews and sophisticated technology to detect and prevent fraud as early as possible. Technologies and strategies utilized include a neural net based fraud score, expert systems and fraud specific authorizations strategies. Address and other demographic discrepancies are investigated as part of the credit decision to identify and prevent identity theft.

Collections

      The Corporation’s collection philosophy, based on a persistent yet professional approach, is to work with each Customer with a past due account at an early stage of delinquency. The Corporation employs several computerized systems to assist in the collection of past due accounts. These systems analyze each Customer’s purchase and repayment habits, and select accounts for initial contact with the objective of contacting the highest risk accounts first. Customers who are experiencing significant financial problems and who may consider filing for bankruptcy are referred to specialists who offer alternative payment programs to bankruptcy, including debt counseling, reduced interest rates and fixed payment arrangements.

      Accounts are worked continually at each stage of delinquency. The Corporation’s policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due, closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. The Corporation charges off accounts of deceased Customers when the loss is determined. Fraudulent accounts are charged off within 90 days after identifying the account as fraudulent. Accounts failing to make a payment within charge-off policy timeframes are written off. Managers may on an exception basis defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all such exceptions to charge-off. If an account has been charged-off, it may be sold to a third party or retained by the Corporation for recovery.

      A Customer account may be re-aged to remove existing delinquency. The intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have demonstrated both the ability and willingness to resume regular payments, but may be unable to pay the entire past due amount. To qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five-year period. To qualify for re-aging, the Customer must also have made payments equal to a total of three minimum payments within the last 90 days, including one full minimum payment during the last 30 days. All re-age strategies are approved by the Corporation’s senior management and the Corporation’s Loan Review Department. Re-ages can have the effect of delaying charge-offs. For a discussion on the amount of re-ages and their impact, see “Loan Quality -Delinquencies” on pages 30 through 32 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference. In January 2003, the Corporation implemented several changes in re-age practices, including higher minimum monthly payment amounts for re-aged accounts, that tighten the use of re-ages.

Operations

      Account processing services performed by MBNA Technology, Inc. (“MBNA Technology”), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. MBNA Technology’s data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at MBNA Technology’s facilities in Dallas, Texas, and Newark, Delaware. MBNA Technology generates and mails monthly statements to Customers summarizing account activity and processes Customer payments. Account processing services for the Corporation’s business card products are provided by a third party vendor.

      In 2002, the Corporation launched a multi-phase project to extend the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Canada already uses this system.

Technology

      The Corporation uses sophisticated systems and technology in all aspects of its business operations to enhance Customer service and improve efficiency. These systems include marketing databases, advanced telecommunications networks to support Customer service and telemarketing, a credit decisioning system which processes credit card applications with on-line credit bureaus to support credit, neural networks to identify and prevent fraud, and selective statement insertion for customizing communications with Customers. These systems enable the Corporation to implement customized marketing and service strategies for endorsing organizations. The Corporation relies primarily on internal development of technology solutions to ensure the flexibility, quality and responsiveness of computer and telecommunication systems needed in its business.

Terms and Conditions

      Each Customer and the Corporation enter into an agreement which governs the terms and conditions of the Customer’s account. The Corporation reserves the right to add or change any terms, conditions, services or features of its accounts at any time, including increasing or decreasing periodic finance charges, other charges or minimum payment terms. The agreement with each Customer provides generally that the Corporation may apply such changes, when applicable, to current outstanding balances as well as to future transactions. In the U.S., the Customer can avoid a rate increase by notifying the Corporation and then no longer using the account.

      A Customer may use an account for purchases and cash advances. Periodic finance charges are calculated monthly by multiplying the applicable average daily balance on the account by the applicable daily periodic rate and by the number of days in the billing cycle.

      Generally, finance charges are calculated on purchases from the date of the purchase or the first day of the billing cycle in which the purchase posts to the account, whichever is later, and with respect to credit card accounts are not assessed in most circumstances on new purchases if all balances shown in the previous billing statement are paid in full by the payment due date. Generally, finance charges on credit card accounts are not assessed on previous purchases if all balances shown on the two previous billing statements are paid by their respective due dates. Finance charges on cash advances are calculated from the date of the transaction.

      The Corporation anticipates increasing the required minimum monthly payment amounts for its credit card loan accounts in the U.S. in the fourth quarter of 2003. Credit card Customers in the U.S. are generally required to make a minimum monthly payment equal to the lesser of the sum of finance charges and fees assessed that month plus $15, or 2.25% of the outstanding balance on the account. After the change, credit card Customers will generally be required to make a minimum monthly payment equal to 2.0% of the outstanding balance on the account, or 2.25% of the outstanding balance for accounts that are over their credit limit or 90 or more days delinquent and for certain other accounts. Increasing minimum monthly payment amounts will likely reduce the Corporation’s credit card loan receivables and the interest income on those receivables in future periods. The impact is not expected to be material in 2003 because the Corporation anticipates making the change late in 2003. The impact in 2004 will depend on the actual payment patterns of Customers after the change, whether or not the Customers who pay down more quickly the account balance reuse the available credit, and other factors that are difficult to predict or quantify. Also, the impact could vary based on activation programs or other actions the Corporation will take to attempt to limit the impact.

      The Corporation’s other consumer loan accounts include accounts with a minimum monthly payment similar to credit card accounts, and with a fixed monthly payment amount. On the accounts with a fixed monthly payment amount, Customers take advances on the account and repay the advances over a fixed term with a fixed monthly payment amount, with the term and payment amount reset with each new advance.

      The Corporation offers fixed and variable rates on accounts and also offers temporary promotional rates. In the U.S., variable rates are offered at a percentage rate tied to the U.S. prime rate published in The Wall Street Journal. See “Interest Rate Sensitivity” on pages 40 though 42 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference, for further discussion of the interest rates on the Corporation’s accounts.

      The Corporation assesses annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees earned on the Corporation’s credit card and other consumer loans in accordance with each Customer’s account agreement.

International

      The Corporation’s international activities are primarily performed through the Bank’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada. See “Note 26: Foreign Activities” on page 75 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference, for certain financial information on the Corporation’s international activities. The Corporation has been marketing credit card products through MBNA Europe since 1993 and credit card products through MBNA Canada since 1997. MBNA Europe and MBNA Canada also offer other consumer loan products. The Corporation uses substantially the same business strategy and operating methods in its international activities as it does in the U.S.. Although MBNA Europe relies on third party vendors for some processing functions, it uses substantially the same processes as are used in the U.S.

Regulatory Matters

      The earnings of the Bank and the Corporation are affected by general economic conditions, monetary policies and the actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”). See “Regulatory Impact” on page 17 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference. In addition, numerous federal and state laws and regulations affect the activities of the Corporation. This regulatory framework is intended primarily for the protection of depositors and deposit insurance funds and not for the protection of security holders.

      Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting the Corporation and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes and regulations that are described.

     General

      As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and to the BHCA’s examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally are prohibited under the BHCA from engaging in non-banking activities, subject to certain exceptions. The Gramm-Leach-Bliley Act, enacted in 1999 and discussed below, broadened the range of permissible activities.

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

      MBNA Europe is subject to regulation and supervision by the U.K. Financial Services Authority, the Federal Reserve Board and the OCC. MBNA Canada is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation, the Federal Reserve Board and the OCC.

     Dividends

      The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank and MBNA Delaware are subject to limitations on the dividends they may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See “Dividend Limitations” on page 36 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference. In addition, the Corporation, the

Bank and MBNA Delaware are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Moreover, neither the Bank nor MBNA Delaware may pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Banking regulators have indicated that banking organizations should generally pay dividends only out of current operating earnings.

     Borrowings by the Corporation

      There are various legal restrictions on the extent to which the Corporation and its non-bank subsidiaries may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with, the Bank and MBNA Delaware, the Corporation’s U.S. bank subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and the aggregate of such transactions are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the U.S. banking subsidiary’s capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20% of the U.S. banking subsidiary’s capital stock and surplus.

      Extensions of credit and other transactions between one of the Corporation’s U.S. banking subsidiaries on the one hand, and the Corporation or one of its non-bank subsidiaries, on the other, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Corporation’s U.S. banking subsidiary as those prevailing at the time for comparable transactions between the Corporation’s U.S. banking subsidiary and non-affiliated companies.

     Capital Requirements

      The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank and MBNA Delaware are subject to similar capital requirements adopted by the OCC. The guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) of 8%. At least half of the total capital may be comprised of common stockholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock that does not qualify as Tier 1 capital and a limited amount of reserves for possible credit losses (“Tier 2 capital” and together with Tier 1 capital, “Total capital”). In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that have the agency’s highest supervisory rating or have implemented the Federal Reserve’s market risk capital measure, and 4% for all other bank holding companies. See “Table 8: Regulatory Capital Ratios” on page 35 and “Capital Adequacy” on pages 34 through 36 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference. Bank holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

      The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to complete a new capital accord in the fourth quarter of 2003 and for member countries to implement the new accord at year end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The new capital requirements that may arise out of a new BIS capital accord could increase minimum capital requirements applicable to the Corporation and its subsidiaries.

  Corporation Support of Bank

      Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s stockholders and, if any such assessment is not paid, to sell the stock to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support it. Any non-deposit obligation of the Bank to the Corporation is subordinate in right of payment to deposits, and certain obligations of the Bank to the Corporation are subordinate in right of payment to certain other indebtedness of the Bank. In the event of the Corporation’s bankruptcy, any commitment by the Corporation to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

      FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. As of December 31, 2002 the Bank met the FDIC’s definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be “well capitalized” if it maintains a ratio of Tier 1 capital to risk-adjusted assets of at least 6%, a ratio of Total capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 2002, the Bank had brokered deposits of $8.3 billion.

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

      Because of favorable loss experience and a healthy reserve ratio in the BIF, well capitalized and well managed banks, including the Corporation’s U.S. bank subsidiaries, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors.

      The Deposit Insurance Funds Act of 1996 (“DIFA”) also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association

Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.68 cents per $100 of deposits.

  Regulation of the Credit Card and Other Consumer Lending Businesses in the U.S.

      The relationship between the Corporation and its Customers in the U.S. is extensively regulated by federal and state consumer protection laws. The Truth in Lending Act requires consumer lenders to make certain disclosures along with their applications (for credit card accounts) and solicitations, upon opening an account and with each periodic statement. The Act also imposes certain substantive requirements and restrictions on lenders and provides Customers with certain rights to dispute unauthorized charges and to have their billing errors corrected promptly. Customers are also given the right to have their payments promptly credited to their accounts.

      The Equal Credit Opportunity Act prohibits lenders from discriminating in extending credit on certain criteria such as an applicant’s sex, race and marital status. In order to protect borrowers from such discrimination, the Act requires that lenders disclose the reasons they took adverse action against an applicant or a Customer.

      The Fair Credit Reporting Act generally regulates credit reporting agencies, but also imposes some duties on lenders as users of consumer credit reports. For instance, the Act prohibits the use of a consumer credit report by a lender except in connection with a proposed business transaction with the consumer. The Act also requires that lenders notify consumers when the lenders take adverse action based upon information obtained from credit reporting agencies. Portions of the Act pre-empt state law and establish a uniform, national standard for financial institutions using consumer credit reports. Aspects of that pre-emption will expire on January 1, 2004 unless Congress acts to extend it. Expiration may allow states to pass more restrictive laws in areas such as pre-screening of consumers for pre-approved offers of credit, notifying consumers regarding adverse action, content of credit reports, and information sharing among affiliates. Such laws may, among other things, make it more difficult for the Corporation to share information among its affiliates, reduce the availability and effectiveness of pre-approved marketing, and both increase the cost and reduce the efficiency of credit decisions by the Bank and MBNA Delaware.

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

      The National Bank Act, which governs the activities of national banks, authorizes national banks to use various alternative interest rates when they make loans, including the highest interest rate authorized for state-chartered lenders located in the state where the national bank is located. This ability to “export” rates, as provided for in the Act, is relied upon by the Bank and MBNA Delaware to charge Customers the interest rates and fees permitted by Delaware law regardless of an inconsistent law of the state in which the Customer is located, thereby facilitating the Bank’s and MBNA Delaware’s nationwide lending activities.

      The National Bank Act also permits the banks to provide debt cancellation and debt suspension products to their loan customers. The OCC has adopted new regulations governing the offering of these products by national banks, including new requirements to provide written disclosures to consumers and obtain written acknowledgement from consumers of their receipt of such disclosures. These regulations are not expected to adversely impact the Bank’s ability to offer debt cancellation and debt suspension products.

  Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state, generally without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation that expressly prohibits interstate bank mergers. Also, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching.

  Insurance

      Section 92 of the National Bank Act authorizes the Bank to engage in the business of insurance as an agency from a place of less than 5,000 people. In order to conduct an agency business the Bank must obtain licensing approval in each state in which it intends to operate and is subject to state regulation on agency and agent licensing, disclosure requirements, policy delivery and other matters. State requirements that are so burdensome or onerous as to significantly interfere with the exercise by a national bank of the powers granted to it under Section 92 are preempted, subject to certain exemptions. In addition, as discussed below, the Gramm-Leach-Bliley Act allows qualifying financial holding companies to engage in insurance agency and underwriting activities and financial subsidiaries of national banks to engage in insurance agency activities. State laws that would prevent the exercise of such powers are preempted.

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

  Privacy

      The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The financial privacy provisions generally prohibit a financial institution, including the Corporation, from disclosing nonpublic personal information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide an annual privacy notice to its customers. The Gramm-Leach-Bliley Act permits states to adopt more restrictive privacy laws. A number of states have adopted more restrictive privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission, and other state legislatures are considering similar laws. State legislatures are also considering laws prohibiting financial institutions, including the Corporation, from disclosing nonpublic personal information about consumers to affiliates unless consumers have the opportunity to “opt out” of the disclosure. These laws may make it more difficult for the Corporation to share Customer information with its marketing partners and among its affiliates and reduce the effectiveness and increase the cost of marketing programs.

  Telemarketing Regulation

      The Federal Telephone Consumer Protection Act, among other provisions, requires telemarketers to restrict calling to certain hours of the day and maintain a list of individuals asking to be included on that telemarketer’s “do-not-call” list. In January 2003, the Federal Trade Commission issued final regulations further restricting telemarketing by establishing a national “do not call” list on which consumers may place themselves and which telemarketers must obtain to exclude all such consumers from telemarketing calls. The Federal Communications Commission is expected to amend the implementing regulations under the Telephone Consumer Protection Act to match the Federal Trade Commission’s provisions. Over the past few years, almost all states have passed or are considering similar legislation requiring telemarketers to obtain and suppress state-sponsored “do-not-call” lists separate from the federally required company-by-company “do not call” lists. All of these laws and regulations provide sanctions for non-compliance and increase the cost and decrease the efficiency of the Corporation’s telemarketing.

  USA PATRIOT Act

      On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S.

      The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

      Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Corporation believes it has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations. It will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

  Regulation of International Business

      As with banking and consumer credit regulation in the U.S., the Corporation’s international businesses are subject to extensive regulation.

  U.S. Regulation of International Business

      The Corporation’s investments in MBNA Europe and MBNA Canada, and any further investments the Corporation may decide to make in MBNA Europe or MBNA Canada or in any other company outside the United States, are subject to regulations adopted by the Federal Reserve Board pursuant to the BHCA and the Federal Reserve Act. Among other things, under certain circumstances these regulations require approval of the Federal Reserve Board to acquire, establish or make investments in companies outside the United States.

These regulations could limit the Corporation’s ability to expand the business of MBNA Europe or MBNA Canada, as well as the Corporation’s ability otherwise to expand its operations outside the United States.

  International Regulation of MBNA Europe

      In the U.K., MBNA Europe is regulated by various agencies with broad investigatory, supervisory and enforcement powers. MBNA Europe’s primary regulator in the U.K. is the Financial Services Authority (“FSA”). The FSA uses a risk-based supervision methodology.

      In order to establish the FSA as the single statutory body for financial business, the U.K. has enacted Financial Services and Markets Act 2000 (“FSMA”). The FSMA gives the FSA its legal and regulatory powers and establishes its framework of control, including with respect to the conduct of senior management and MBNA Europe’s business practices.

      Other regulatory bodies in the U.K. are: the Office of the Information Commissioner, formerly the Data Protection Commissioner, which enforces the provisions of, and oversees compliance with, data protection legislation; The Office of Fair Trading, which grants consumer licenses, enforces the substantive provisions of consumer credit legislation and regulates fair trade and competition; and the Office of Telecommunication which oversees compliance with telecommunications licensing rules and regulations.

      MBNA Europe’s business in the U.K. is subject to numerous laws and regulations. The U.K. Consumer Credit Act 1974 requires lenders of consumer credit to have a Consumer Credit License. This Act governs the procedures for entering into credit card agreements, the provision of information to customers and the termination of agreements and imposes joint and several liability on the credit card issuer and the merchant for breach of contract or misrepresentation in connection with goods and services purchased with a credit card.

      MBNA Europe is subject to increasing levels of consumer protection regulation in the U.K. The U.K. Government’s focus on consumer indebtedness may lead to restrictions on the supply of credit, requirements for greater transparency of information to consumers and increased regulation. The U.K. Office of Fair Trading has been given increased powers under the Enterprise Act 2002 to act on consumer complaints. The U.K. Government is carrying out a review of the Consumer Credit Act 1974, which may lead to stricter licensing requirements, additional restrictions on marketing practices, and additional disclosures for consumers. In addition, the European Commission has issued a draft amended Consumer Credit Directive which is in its consultation phase. This draft, if adopted, could further regulate the manner in which MBNA Europe markets and delivers its products.

      Interchange rates in the U.K. have been challenged recently. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. The U.K. Office of Fair Trading issued its preliminary conclusions arising out of the Notice under Rule 14 of the Competition Act 1998, against MasterCard U.K. Members Forum; the conclusions find that the interchange fee paid by merchant acquirers to card issuers in the U.K. is anti-competitive, and that the agreement between MasterCard’s U.K. members for interchange leads to an unjustifiably high fee being paid to card issuing banks. At this time, it is not possible to determine what impact the preliminary conclusions will have on MBNA Europe’s business.

      The Data Protection Act 1998 requires data controllers to register under this Act and establishes principles to ensure data is processed fairly and securely, and gives consumers a right of access to the data held on them. Similar provisions apply in Ireland and Spain.

      The Unfair Contracts Terms Act 1977 and the Unfair Terms in Consumer Contracts Regulations 1999 prohibit terms in consumer contracts which are unfair to the consumer and impose limits on the extent to which civil liability for breach of contract can be avoided by means of contract terms.

      MBNA Europe has operated in Ireland since 1997 through a branch (“MBNA Ireland”) established under the European Union 2nd Banking Directive. Capital and liquidity requirements are governed by FSA regulation. MBNA Ireland is otherwise subject to Irish consumer credit laws enforced by the Office of the Director of Consumer Affairs under the Irish Consumer Credit Act 1995 and Ireland banking laws under the

Central Bank of Ireland and Financial Services Authority. Increases in, or the introduction of, finance charges on Customers’ accounts are subject to agreement by the Office of the Director of Consumer Affairs.

      MBNA Europe has operated in Spain since September 2002 through a branch (“MBNA Spain”) established under the European Union 2nd Banking Directive. Capital and liquidity requirements are governed by FSA regulations. MBNA Spain is otherwise subject to Spanish consumer credit laws enforced by the Bank of Spain. Data protection laws, while European Union Directive driven, are enforced by the Spanish Data Protection Agency.

      MBNA Europe in the U.K. currently complies with the Association of British Insurers voluntary regulations applicable to credit insurance. In January 2005, the FSA will become the single governmental body that will regulate insurance and MBNA Europe will be governed by the FSA when offering credit or other insurance related products to its Customers. The effect of this regulatory change on MBNA Europe’s insurance products will depend on the final regulations adopted by the FSA.

  International Regulation of MBNA Canada

      MBNA Canada was incorporated by letters patent as a Schedule II Bank pursuant to the Bank Act (Canada). As is required by the Bank Act, MBNA Canada obtained an order permitting it to commence business in November 1997. It is a wholly owned subsidiary of the Bank and is thus a foreign bank for the purposes of regulatory supervision in Canada. The Canadian banking regulatory regime in which MBNA Canada operates is a comprehensive system based on the provisions of the Bank Act, the regulations made under the Bank Act and guidelines and policy statements published by the Office of the Superintendent of Financial Institutions (Canada) (“OSFI”). MBNA Canada is also a member institution of the Canada Deposit Insurance Corporation.

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

      The Protection of Personal Information and Electronic Documents Act (“PPIEDA”) establishes a code of conduct for the collection, use and disclosure of personal information. The code requires that personal information be retained, used and disclosed with consent of the individual to whom it relates, that an individual be given access to his or her personal information and that the personal information be accurate. The provisions of PPIEDA are monitored by the Privacy Commissioner. The Financial Consumer Agency of Canada is responsible for oversight of consumer protection measures applicable to federally regulated financial institutions.

Competition

      The Corporation’s business is highly competitive. The Corporation competes with numerous banks with national, regional and local operations in domestic and international markets and with non-bank competitors who issue credit and charge cards and make other consumer loans. Strategies used by the Corporation’s competitors include targeted marketing, low introductory rates, no annual fee credit cards, balance transfers with promotional rates and discounts on products and services. The Corporation also uses these strategies and, in addition, relies on its strategy of marketing to people with a strong common interest and its superior Customer service to compete with its competitors.

Employees

      As of December 31, 2002, the Corporation had approximately 28,000 employees.

Important Factors Regarding Forward-Looking Statements

      From time to time the Corporation may make forward-looking oral or written statements concerning the Corporation’s future performance. Such statements are subject to risks and uncertainties that may cause the Corporation’s actual performance to differ materially from that set forth in such forward-looking statements. Words such as “believe”, “expect”, “anticipate”, “intend” or similar expressions are intended to identify forward-looking statements. Such statements speak only as of the date on which they are made. The Corporation undertakes no obligation to update publicly or revise any such statements. Factors which could cause the Corporation’s actual financial and other results to differ materially from those projected by the Corporation in forward-looking statements include, but are not limited to, the following:

  Legal and Regulatory

      The banking and consumer credit industry is subject to extensive regulation and examination. Changes in federal and state laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact the Corporation’s performance. In recent years, changes in policies and regulatory guidance issued by banking regulators, and affecting credit card and consumer lending in particular, have had a significant impact on the Corporation and are likely to continue to do so in the future. The Corporation cannot predict the impact of these changes. The impact of changes in bank regulatory guidance is particularly difficult to assess as the guidance in recent years has provided, and is likely to continue to provide, considerable discretion to bank regulators in interpreting how the guidance should be applied generally or to particular lenders. In addition, the Corporation could incur unanticipated litigation or compliance costs.

  Competition

      The Corporation’s business is highly competitive. See “Competition” above. Competition from other lenders could affect the Corporation’s loans outstanding, Customer retention, and the rates and fees charged on the Corporation’s loans.

  Economic Conditions

      The Corporation’s business is affected by general economic conditions beyond the Corporation’s control, including employment levels, consumer confidence and interest rates. A recession or slowdown in the economy of the U.S. or in other markets in which the Corporation does business may cause an increase in delinquencies and credit losses and reduce new account and loan growth and charge volume.

  Delinquencies and Credit Losses

      An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s credit card and other consumer loans, the composition of the Corporation’s loans between credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts and the seasoning of the Corporation’s accounts.

  Interest Rate Increases

      An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Interest Rate Sensitivity” on pages 40 through 42 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s efforts to manage interest rate risk.

  Availability of Funding and Securitization

      Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation. See “Liquidity Management” on pages 36 through 40 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s liquidity.

  Customer Behavior

      The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation’s performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets.

  New Products and Markets

      The Corporation’s performance could be affected by difficulties or delays in the development of new products or services, including products or services other than credit card and other consumer loans, and in the expansion into new international markets. These may include the failure of Customers to accept products or services when planned, losses associated with the testing of new products, services or markets, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services or in new markets, which may affect the success of such efforts.

  Growth

      The growth of the Corporation’s existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire qualified people, obtain funding for significant capital investments and selectively pursue loan portfolio acquisitions.

Available Information.

      The Corporation maintains an Internet website at http://www.mbna.com/about investor.html, where the Corporation makes available free of charge on or through its Internet website, its annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”). In the event the Corporation’s Internet website is temporarily unavailable or the Corporation ceases to provide such information on or through such website free of charge, the Corporation will voluntarily provide electronic or paper copies of its filings free of charge upon request.

ITEM 2.     PROPERTIES

      The Corporation has approximately 3,000,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware. The majority of these facilities were designed and built expressly for the Corporation’s credit card operations. These complexes include space for future expansion.

      MBNA Technology conducts its processing from an approximately 587,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 548,000 square feet of office space at the Corporation’s facilities in Newark, Delaware.

      MBNA Marketing Systems has its headquarters in Camden, Maine, and regional offices in Belfast, Maine, Cleveland, Ohio, Dallas, Texas (part of MBNA Technology’s facility), Kennesaw, Georgia, Hunt Valley, Maryland, Aliso Viejo, California, Newark, New Jersey and New York City. These facilities are owned by the Corporation, except for the leased New York City and Aliso Viejo offices.

      MBNA Marketing Systems has telesales and other facilities in Delaware, New Hampshire, Ohio, Pennsylvania and in several locations in Maine. Most of these facilities are owned by the Corporation.

      MBNA Europe has approximately 392,000 square feet of administrative offices and credit card facilities that it owns in Chester, England. It has leased sales offices in London, England and it conducts operations in Ireland from owned facilities in Dublin, Ireland as well as a 121,000 square foot operations center in Carrick-on-Shannon, Ireland. In September 2002, MBNA Europe opened an 80,000 square foot leased office in Las Rozas, Spain.

      MBNA Canada has approximately 200,000 square feet of owned office space for its credit card operations in the City of Ottawa and 5,000 square feet of leased space in Montreal, Quebec.

ITEM 3.     LEGAL PROCEEDINGS

      In May 1996, Andrew B. Spark filed a lawsuit against MBNA Corporation (the “Corporation”), MBNA America Bank, N.A. (the “Bank”) and certain of its officers and its subsidiary MBNA Marketing Systems, Inc. The case is pending in the United States District Court for the District of Delaware. This suit is a class action. The plaintiff alleges that the Bank’s advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys’ fees for an alleged breach of contract, violation of the Delaware Deceptive Trade Practices Act and violation of the Federal Racketeer Influenced and Corrupt Organizations Act. In February 1998, a class was certified by the District Court. In August 2001, the Court entered an order approving a settlement payout of approximately $5.1 million, including attorneys’ fees. Various members of the class who had filed objections to the proposed settlement appealed the order approving the settlement to the Third Circuit Court of Appeals. In September 2002, the Third Circuit Court of Appeals affirmed the District Court order approving the settlement. The Corporation issued checks or credits to class members to implement the settlement in February 2003.

      In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a class action. The plaintiff alleges that the Bank’s advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys’ fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In November 2001, the court gave preliminary approval to the settlement of this suit for an estimated $18.0 million, including fees and costs.

      In February 2001, Midland Credit Management Inc. and certain of its affiliates filed a lawsuit against the Bank in the Superior Court of the State of Arizona, County of Maricopa. The plaintiffs purchased charged-off loans from the Bank in late 1999 and early 2000. They claimed that Bank representatives committed fraud and made misrepresentations about the Bank’s collection efforts on the loans that affected the value of the loans. They claimed damages for $60.0 million based on the difference between what they expected to collect and actually collected on the loans trebled under the Arizona RICO statute. The Bank denied that its representatives made misrepresentations to plaintiffs and disputed the plaintiffs’ damages calculations. The lawsuit was settled on March 21, 2003 for $11.1 million.

      Several U.S. merchants have filed class action suits against MasterCard International Incorporated (“MasterCard”) and Visa U.S.A., Inc. (“Visa”) (MasterCard and Visa are collectively referred to herein as “Associations”) under U.S. federal antitrust law. The Corporation and its affiliates are not parties to these suits. However, the Corporation’s banking subsidiaries, including the Bank are member banks of MasterCard and Visa and thus may be affected by these suits. The following description of the suits is based primarily on MasterCard Incorporated’s disclosure in its quarterly report on Form 10-Q for the period ended September 30, 2002. Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard and Visa. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard’s and Visa’s rules requiring merchants who accept their credit cards for payment to accept their debit cards. The plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards and have conspired to monopolize the point-of-sale debit card market. The plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangements and monopolization practices. There are related consumer class actions pending in two state courts that have been stayed pending developments in the merchants’ suits. MasterCard and Visa have denied the merchants’ allegations. The district court granted the plaintiffs’ motion for class certification, a panel of the Second Circuit Court of Appeals affirmed, and in June 2002, the U.S. Supreme Court denied MasterCard’s and Visa’s petition for a writ of certiorari on the issue of class certification. Both sides have filed motions for summary judgment which have been fully briefed and argued and are pending decision by the court. A trial date has been set for April 28, 2003. Based upon publicly available information, the plaintiffs previously have asserted damage claims of approximately $8.0 billion, before mandatory trebling under U.S. federal antitrust law. Certain press reports place the plaintiffs’ estimated damage claims at approximately $13.0 billion to $16.0 billion, or more, before trebling. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented. MasterCard stated that it believes that it is not currently possible to estimate the impact, if any, that ultimate resolution of this matter will have on its results of operations, financial position or cash flows. The Corporation and its affiliates are not a party to these suits and therefore will not be directly liable for any amount related to these suits. Also, the Corporation’s banking subsidiaries have issued only credit cards and not debit cards, and it is the acceptance of debit cards which is at issue in these suits. However, if a judgment is entered against MasterCard and Visa, then the plaintiffs, the Associations or the Associations’ creditors may seek to assess or otherwise assert claims against the Associations’ member banks, including the Corporation’s banking subsidiaries, to satisfy the judgment. In addition, even if no claim is asserted against the Associations’ member banks, the impact of a judgment against the Associations could adversely affect the business operations of the member banks. The outcome of these suits, the amount of any possible judgment against the Associations, and the likelihood, amount and validity of any claims against the Associations’ member banks, including the Corporation’s banking subsidiaries, resulting from these suits, cannot be determined at this time.

      The Corporation, the Bank and their affiliates are commonly subject to various pending or threatened legal proceedings, including certain class actions, arising out of the normal course of business. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, the Corporation believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2002, no matters were submitted to a vote of security holders of the Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Corporation’s executive officers as of February 19, 2003 is set forth below.

      Charley M. Cawley (62) has been Chief Executive Officer of the Corporation since November 2002 and has been President and a director of the Corporation since January 1991. He also served as Chief Executive Officer of the Bank from 1990 to May 2002. He served as Chairman of the Bank from 1991 to 2002 and as President from 1985 to 2002. He has been a director of the Bank since 1982. He has more than 40 years of management experience in the financial services industry. He was the senior member of the management team that founded the Bank in 1982 and has directed its activities since that time. A graduate of Georgetown University and a former member of its Board of Directors, Mr. Cawley also serves on the boards of the University of Delaware, St. Benedict’s Preparatory School, the George Bush Presidential Library Foundation, and the National Urban League.

      Randolph D. Lerner (41) has been Chairman of the Corporation since November 2002 and was Vice Chairman from August 2002 until November 2002. He also has been a director of the Corporation and the Bank since April 1993. He is the owner and Chairman of the Cleveland Browns football team and is a partner in Securities Advisors, L.P., which he has managed since September 1991. He is Chairman of the Board of Trustees of the New York Academy of Art, and a member of the Board of Trustees of the Hospital for Special Surgery in New York City. He is a member of the District of Columbia and New York Bar Associations and is Norma Lerner’s son.

      Bruce L. Hammonds (54) has served as Chairman of the Bank since January 2002 and as Chief Executive Officer of the Bank since May 2002. He has been a Vice Chairman of the Corporation since August 2002. He served as the Chief Operating Officer of the Bank from 1990 to May 2002. He has 33 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

      John R. Cochran III (51) has served as President of the Bank since January 2002 and Chief Operating Officer of the Bank since May 2002. He has been Vice Chairman of the Corporation since August 2002. He served as the Chief Marketing Officer of the Bank from April 1991 to May 2002. He has 30 years of management experience in the financial services industry and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

      Richard K. Struthers (47) has served as the Chief Loan Officer of the Corporation since August 2002. He has also served as a Senior Executive Vice Chairman of the Bank since May 2002. He has been the Chairman and Chief Executive Officer of MBNA Europe Bank Limited since December 2002. He is responsible for MBNA Europe, MBNA Canada, consumer finance, and portfolio acquisition. He has held several management positions at MBNA, overseeing most of the major operating divisions. He has 26 years of experience in consumer lending and was a member of the group that established the Bank in 1982.

      Lance L. Weaver (48) has served as the Chief Administrative Officer of the Corporation since August 2002. He also has served as a Senior Executive Vice Chairman of the Bank since May 2002 and as the Chief Administrative Officer of the Bank since April 2001. He was Chairman of MasterCard International Inc. during 2001 and 2002. He has 28 years of experience in consumer lending and administration and has been with the Corporation for 12 years. He has been a director of the Bank since February 1993.

      Gregg Bacchieri (47) has served as an Executive Vice Chairman of the Bank since November 2002 and was an Executive Vice President of the Corporation from July 1997 to August 2002. He is responsible for U.S. Card Business Operations, which includes credit, loss prevention, portfolio management, and customer satisfaction. He is a member of the MasterCard International Operations Committee. He has 25 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982.

      Kenneth F. Boehl (48) has served as a Senior Vice Chairman of the Bank since January 2002 and an Executive Vice President of the Corporation from July 1997 to August 2002. He has been the Senior Control Officer of the Bank since April 1992. He is responsible for control activities, which includes portfolio risk management, compliance and control, audit and information security. He has 28 years of experience in the financial services industry and has been with the Corporation and its predecessor companies for 27 years.

      Frank P. Bramble Sr. (54) has served as an Executive Vice Chairman of the Bank since December 2002 and as a Vice Chairman of the Corporation since November 2002. He is Vice Chairman of the Corporation’s Finance and Loan Committee. He is responsible for corporate planning, resource allocation and corporate oversight of all financial activities. He formerly served as chairman of Allfirst Financial and chief executive, USA Division for AIB Group, Allfirst’s parent company. Mr. Bramble previously held senior positions with

NationsBank Maryland. He also served as CEO of Maryland National Bank and MNC Financial Inc. He has 35 years of management experience in the financial services industry.

      Douglas R. Denton (56) has served as a Senior Vice Chairman of the Bank since July 2002. He oversees the Technology sector and is responsible for data processing, payment processing, statement rendering, card production and network services. His 33-year career has included a broad range of experience within the financial services industry and he has been with the Corporation for 14 years.

      M. Scot Kaufman (53) has served as Chief Financial Officer of the Corporation since July 1992. He has also served as Executive Vice Chairman of the Bank since January 2000 and served as its Chief Financial Officer from 1985 to 2000. He was previously also a Senior Executive Vice President, Treasurer and Chief Accounting Officer of the Corporation. He has 32 years of experience in the financial services industry and has been with the Corporation and its predecessor companies for 32 years. He has been a director of the Bank since 1986.

      Michael G. Rhodes (37) has served as an Executive Vice Chairman and Chief Marketing Officer of the Bank since July 2002. He was an Executive Vice President of the Corporation from August 1998 to August 2002. He oversees U.S. credit card marketing and business development. He was on the Board of the U.S. region of MasterCard International Inc. in 2002 and served as Chairman of the Board in 2000 and 2001. He has 12 years of experience in the financial services industry and has been with the Corporation for 11 years. He is Mr. Cawley’s son-in-law.

      John W. Scheflen (56) has served as a Senior Vice Chairman of the Bank since January 2003. He has served as Chief Counsel of the Corporation since March 1992. He has also served as Assistant Secretary of the Corporation since August 2002 and as Assistant Secretary of the Bank since September 2002. He served as Secretary and Cashier of the Bank and Secretary of the Corporation from March 1992 until June 2002. He is responsible for all corporate legal and corporate governance matters. He has 28 years of experience in law and has been with the Corporation for 11 years.

      David W. Spartin (45) has served as Senior Vice Chairman of the Bank since January 2002 and Secretary of the Corporation since August 2002. He oversees investor relations, media relations, communications, and administration. He has 24 years of experience in the financial services industry and has been with the Corporation and its predecessor companies for 22 years.

      Kenneth A. Vecchione (48) has served as a Senior Vice Chairman of the Bank since July 2002 and Chief Financial Officer of the Bank since October 2000. He was an Executive Vice President of the Corporation from April 2001 to August 2002. He previously served as Chief Financial Officer at AT&T Universal Card Services. Prior to that he served as Chief Financial Officer and Group Executive of First Data Corporation’s Electronic Funds Management business. He also worked for 17 years with Citicorp, where he was Chief Financial Officer of Citicorp Credit Card business prior to joining First Data Corporation. He has 26 years experience in the financial services industry and has been with the Corporation for 5 years.

      Vernon H. C. Wright (60) has served as an Executive Vice Chairman of the Bank since July 2002. He has been the Chief Corporate Finance Officer of the Corporation since July 1992 and Chief Corporate Finance Officer of the Bank since 1991. He oversees foreign and domestic treasury activities, including structured products, investment portfolios, and interbank funding. He is also responsible for all global capital markets and corporate finance activities. He has more than 34 years of experience in consumer and corporate banking and has been with the Corporation and its predecessor companies for 34 years. He has been a director of the Bank since November 1992.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      “Common Stock Price Range and Dividends” on page 83 and “Dividend Limitations” on page 36 of the 2002 Annual Report to Stockholders are incorporated herein by reference. “Securities Authorized for Issuance Under Equity Compensation Plans” on page 20 of the Definitive Proxy Statement is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

      “Ten-Year Statistical Summary” on pages 12 and 13 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 45 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      “Interest Rate Sensitivity” on pages 40 through 42 and “Foreign Currency Exchange Rate Sensitivity” on page 42 of the 2002 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The “Report of Independent Auditors”, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, and the “Quarterly Data” on pages 47 through 82 of the 2002 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      “Election of Directors” on pages 4 through 6 in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      “Corporate Governance” on pages 7 and 8, “Executive Compensation” on pages 17 through 21 and “Compensation Committee Interlocks and Insider Participation” on page 16 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      “Security Ownership of Management and Certain Beneficial Owners” on pages 2 and 3 in the Definitive Proxy Statement and “Securities Authorized for Issuance Under Equity Compensation Plans” on page 20 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      “Compensation Committee Interlocks and Insider Participation” on page 16 and “Certain Relationships” on page 23 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

      As required by SEC rules, the Corporation’s management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) within 90 days prior to the filing date of this annual report as described in the Certifications in this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded as of the date of such evaluation that the Corporation’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Corporations’ reports filed or submitted under the Exchange Act, particularly during the period in which this annual report was being prepared. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1.     The following are incorporated herein by reference from the pages designated in the 2002 Annual Report to Stockholders:

      2.     Financial Statement Schedules

      No Financial Statement Schedules are required to be filed.

      3.     Exhibits:

      The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant’s Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K, the 1997 Form 10-K, the 1998 Form 10-K, the 1999 Form 10-K, the 2000 Form 10-K and the 2001 Form 10-K are to the Registrant’s Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000 and 2001, respectively.

Exhibit 3.1	Articles of Incorporation, as amended and supplemented (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2	Bylaws, as amended.

Exhibit 4.1*	Senior Indenture dated as of September 29, 1992, between the Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2*	Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*	Issuing and Paying Agency Agreement dated as of December 10, 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First Trust of New York, National Association.
Exhibit 4.4	Junior Subordinated Indenture, dated as of December 18, 1996 between the Registrant and The Bank of New York as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997 Form S-4), as supplemented by the First Supplemental Indenture, dated as of June 27, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 26, 2002) and by the Second Supplemental Indenture, dated as of November 27, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 26, 2002).
Exhibit 4.5	Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.6 of 1996 Form 10-K).
Exhibit 4.6	Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.7	Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.8 of 1996 Form 10-K).
Exhibit 4.8	Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.9	Amended and Restated Trust Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.10 of 2001 Form 10-K).
Exhibit 4.10	Guarantee Agreement, dated as of March 31, 1997 between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.11 of 1997 Form 10-K).
Exhibit 4.11	Amended and Restated Trust Agreement, dated as of June 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 26, 2002).
Exhibit 4.12	Guarantee Agreement, dated as of June 27, 2002, between the Registrant and The Bank of New York.
Exhibit 4.13	Amended and Restated Trust Agreement, dated as of November 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 26, 2002).
Exhibit 4.14	Guarantee Agreement, dated as of November 27, 2002, between the Registrant and The Bank of New York.
Exhibit 4.15	The Agency Agreement, dated as of July 17, 1997 (incorporated by reference to Exhibit 4.12 of 1999 Form 10-K), as amended by Amendment No. 1, dated as of April 10, 2001(incorporated by reference to Exhibit 4.12 of 2000 Form 10-K), and as further amended by Amendment No. 2, dated as of April 10, 2002 (filed herewith), among MBNA America Bank, N.A., Bank One Trust Company, N.A., as global agent, Bank One, N.A., London Branch, as London paying agent and London issuing agent, Bank One Trust Company, N.A., as registrar and New York paying agent, and Credit Agricole Indosuez, as transfer agent and Luxembourg paying agent.

Exhibit 4.16*	Trust Deed, dated May 7, 1999, among MBNA Europe Funding PLC, MBNA America Bank, N.A. and Bankers Trustee Company Limited, as modified by the First Supplemental Trust Deed, dated May 8, 2000, the Second Supplemental Trust Deed, dated May 4, 2001, and the Third Supplemental Trust Deed dated May 8, 2002.
Exhibit 10.1	License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.2	License Agreement with VISA (incorporated by reference to Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.3	Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement) (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.4	Senior Competitive Advance and Revolving Credit Facility Agreement dated as of March 31, 2000, among MBNA America Bank, N.A., MBNA International Bank Limited, and MBNA Corporation and certain lenders and the Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2000).
Exhibit 10.5	Multicurrency Revolving Credit and Sterling Acceptance Facility Agreement dated as of June 5, 2000, among MBNA International Bank Limited, certain lenders and Lloyds Bank PLC as Agent (incorporated by reference to Exhibit 10.5 of 2000 Form 10-K).
Exhibit 10.6**	Form of Executive Non-Compete Agreement (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1999).
Exhibit 10.7**	1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and forms of Stock Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.8**	1997 Long Term Incentive Plan and Policies, as amended (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 2002) and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).
Exhibit 10.9**	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.10**	Restricted Stock Agreement, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2000).
Exhibit 10.11**	MBNA Corporation Supplemental Executive Retirement Plan.
Exhibit 10.12**	Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan incorporated by reference to Exhibit 10.14 of 1993 Form 10-K).
Exhibit 10.13**	MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 2001).
Exhibit 10.14**	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.18 of 1992 Form 10-K).
Exhibit 10.15**	Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 10.16**	Agreement dated December 6, 2002 between the Registrant and Charles M. Cawley.
Exhibit 10.17**	Agreement dated December 15, 2002 between the Registrant and Norma Lerner.

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 13	2002 Annual Report to Stockholders.
Exhibit 21	Subsidiaries of the Corporation.
Exhibit 23	Consent of Independent Auditors.
Exhibit 99.1	Section 906 Chief Executive Officer Certification.
Exhibit 99.2	Section 906 Chief Financial Officer Certification.

*	The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

      4.     Reports on Form 8-K

1. Report dated October 17, 2002, reporting MBNA Corporation’s earnings release for the third quarter of 2002.

2. Report dated October 29, 2002, reporting the securitization of $300.0 million of credit card loan receivables by MBNA America Bank, N.A.

3. Report dated October 31, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for October 2002.

4. Report dated November 5, 2002, reporting MBNA Corporation’s new Chairman and new Chief Executive Officer, and a new Director.

5. Report dated November 19, 2002, reporting the securitization of $1.5 billion of credit card loan receivables by MBNA America Bank, N.A.

6. Report dated November 26, 2002, reporting that on November 21, 2002, the prospectus included in Registration Statement No. 333-45814-02 filed on Form S-3 on September 14, 2000, was supplemented in connection with the proposed issuance and sale of 8,000,000 MBNA Capital E 8.10% Trust Originated Preferred Securities, Series E, and attaching as exhibits thereto certain documents relating to the proposed issuance and sale of such securities.

7. Report dated November 30, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for November 2002.

8. Report dated December 18, 2002, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

9. Report dated December 31, 2002, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A., for its loan receivables and managed loans for December 2002.

10. Report dated January 23, 2003, reporting MBNA Corporation’s earnings release for the fourth quarter of 2002.

11. Report dated January 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for January 2003.

12. Report dated February 4, 2003, reporting the securitization of $200.0 million of credit card loan receivables by MBNA America Bank, N.A.

13. Report dated February 12, 2003, reporting the securitization of $100.0 million of credit card loan receivables by MBNA America Bank, N.A.

14. Report dated February 20, 2003, reporting the securitization of $200.0 million of credit card loan receivables by MBNA America Bank, N.A.

15. Report dated February 27, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

16. Report dated February 28, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation for its loan receivables and managed loans for February 2003.

17. Report dated March 6, 2003, reporting the securitization of 500.0 million pounds sterling of credit card loan receivables by MBNA Europe Bank Limited.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBNA CORPORATION

By:	/s/CHARLES M. CAWLEY

Charles M. Cawley
Chief Executive Officer

March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. CAWLEY Charles M. Cawley	Chief Executive Officer, President and Director (principal executive officer)	March 28, 2003

/s/ M. SCOT KAUFMAN M. Scot Kaufman	Chief Financial Officer (principal financial and accounting officer)	March 28, 2003

/s/ JAMES H. BERICK James H. Berick, Esq.	Director	March 28, 2003

/s/ BENJAMIN R. CIVILETTI Benjamin R. Civiletti, Esq.	Director	March 28, 2003

/s/ WILLIAM L. JEWS William L. Jews	Director	March 28, 2003

/s/ NORMA LERNER Norma Lerner	Director	March 28, 2003

/s/ RANDOLPH D. LERNER Randolph D. Lerner, Esq.	Chairman and Director	March 28, 2003

/s/ STUART L. MARKOWITZ Stuart L. Markowitz, M.D.	Director	March 28, 2003

/s/ MICHAEL ROSENTHAL Michael Rosenthal, Ph.D.	Director	March 28, 2003

Chief Executive Officer Certification

      I, Charles M. Cawley, Chief Executive Officer of MBNA Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of MBNA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ CHARLES M. CAWLEY ---------------------- Charles M. Cawley Chief Executive Officer

Chief Financial Officer Certification

      I, M. Scot Kaufman, Chief Financial Officer of MBNA Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of MBNA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ M. SCOT KAUFMAN ---------------------- M. Scot Kaufman Chief Financial Officer

[LOGO]  PRINTED ON RECYCLED PAPER