Form 10-Q
period 2003-03-31
MBNA CORP
filed 2003-05-15
CIK 870517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003
                              ------------------------------------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  ----------------------
Commission file number                            1-10683
                      ---------------------------------------------------------

                               MBNA Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                           52-1713008
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             Wilmington, Delaware                               19884-0131
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     x      No
                                                   ----------    ----------
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes     x      No
                                                   ----------    ----------

              Common Stock, $.01 Par Value - 1,277,671,875 Shares
                     Outstanding as of March 31, 2003

                      MBNA CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                         Page

                        Part I -  Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition -                  1
           March 31, 2003(unaudited), and December 31, 2002

           Consolidated Statements of Income -                               3
           For the Three Months Ended March 31, 2003, and 2002 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity -      5
           For the Three Months Ended March 31, 2003, and 2002
           (unaudited)

           Consolidated Statements of Cash Flows -                           7
           For the Three Months Ended March 31, 2003, and 2002
           (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)        9


Item 2.    Management's Discussion and Analysis of Financial Condition      20
           and Results of Operations (unaudited)

Item 3.    Quantitative and Qualitative Disclosure About Market Risk        72

Item 4.    Controls and Procedures                                          72

                        Part II - Other Information

Item 1.    Legal Proceedings                                                73

Item 4.    Submission of Matters to a Vote of Security Holders              74

Item 6.    Exhibits and Reports on Form 8-K                                 75

Signature                                                                   77

Certifications












Item 1.
                      MBNA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)


                                                      March 31,   December 31,
                                                        2003          2002
                                                    ------------  ------------
                                                     (unaudited)
ASSETS
Cash and due from banks...........................  $    839,820  $    721,972
Interest-earning time deposits in other banks.....     4,996,487     3,703,052
Federal funds sold................................     2,890,000     1,645,000
Investment securities:
  Available-for-sale (amortized cost of $3,570,856
   and $3,617,505 at March 31, 2003, and
   December 31, 2002, respectively)...............     3,601,099     3,655,808
  Held-to-maturity (market value of $410,032
   and $428,472 at March 31, 2003, and
   December 31, 2002, respectively)...............       402,243       419,760
Loans held for securitization.....................     9,523,377    11,029,627
Loan portfolio:
  Credit card.....................................     9,663,795     9,484,115
  Other consumer..................................     8,238,099     8,212,766
                                                    ------------  ------------
    Total loan portfolio..........................    17,901,894    17,696,881
  Reserve for possible credit losses..............    (1,151,394)   (1,111,299)
                                                    ------------  ------------
    Net loan portfolio............................    16,750,500    16,585,582
Premises and equipment, net.......................     2,522,113     2,519,101
Accrued income receivable.........................       325,337       371,089
Accounts receivable from securitization...........     7,105,875     6,926,876
Intangible assets, net............................     3,166,766     3,188,501
Prepaid expenses and deferred charges.............       514,110       412,609
Other assets......................................     1,928,018     1,677,769
                                                    ------------  ------------
    Total assets..................................  $ 54,565,745  $ 52,856,746
                                                    ============  ============

















                         MBNA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - CONTINUED
               (dollars in thousands, except per share amounts)

                                                      March 31,   December 31,
                                                        2003          2002
                                                    ------------  ------------
                                                     (unaudited)
LIABILITIES
Deposits:
  Time deposits...................................  $ 22,659,363  $ 22,079,031
  Money market deposit accounts...................     7,672,260     7,520,119
  Noninterest-bearing deposits....................     1,125,496       915,687
  Interest-bearing transaction accounts...........        54,217        45,414
  Savings accounts................................        67,712        55,965
                                                    ------------  ------------
    Total deposits................................    31,579,048    30,616,216
Short-term borrowings.............................     1,198,424     1,250,103
Long-term debt and bank notes.....................     9,988,687     9,538,173
Accrued interest payable..........................       284,283       286,158
Accrued expenses and other liabilities............     2,175,005     2,064,777
                                                    ------------  ------------
    Total liabilities.............................    45,225,447    43,755,427

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000
 shares authorized, 8,573,882 shares issued
 and outstanding at March 31, 2003, and
 December 31, 2002)...............................            86            86
Common stock ($.01 par value, 1,500,000,000
 shares authorized, 1,277,671,875 shares
 issued and outstanding at March 31, 2003,
 and December 31, 2002)...........................        12,777        12,777
Additional paid-in capital........................     2,230,301     2,296,568
Retained earnings.................................     7,033,921     6,707,162
Accumulated other comprehensive income............        63,213        84,726
                                                    ------------  ------------
    Total stockholders' equity....................     9,340,298     9,101,319
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 54,565,745  $ 52,856,746
                                                    ============  ============

===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.









                      MBNA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)


                                                    For the Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                            (unaudited)
INTEREST INCOME
Loan portfolio....................................  $    527,475  $    451,002
Loans held for securitization.....................       284,580       308,576
Investment securities:
  Taxable.........................................        30,382        34,487
  Tax-exempt......................................           361           457
Time deposits in other banks......................        18,137        10,616
Federal funds sold................................         7,954        10,951
Other interest income.............................        75,138        99,612
                                                    ------------  ------------
    Total interest income.........................       944,027       915,701
INTEREST EXPENSE
Deposits..........................................       292,862       323,615
Short-term borrowings.............................        10,318        11,498
Long-term debt and bank notes.....................        85,251        67,312
                                                    ------------  ------------
    Total interest expense........................       388,431       402,425
                                                    ------------  ------------
NET INTEREST INCOME...............................       555,596       513,276
Provision for possible credit losses..............       378,877       359,393
                                                    ------------  ------------
Net interest income after provision for
 possible credit losses...........................       176,719       153,883
OTHER OPERATING INCOME
Securitization income.............................     1,475,500     1,354,449
Interchange.......................................        89,666        74,919
Credit card fees..................................       126,784        93,020
Other consumer loan fees..........................        26,075        24,660
Insurance.........................................        53,487        45,809
Other.............................................        16,497         3,409
                                                    ------------  ------------
    Total other operating income..................  $  1,788,009  $  1,596,266












                       MBNA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                (dollars in thousands, except per share amounts)

                                                    For the Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                         2003          2002
                                                    ------------  ------------
                                                            (unaudited)
OTHER OPERATING EXPENSE
Salaries and employee benefits....................  $    526,454  $    478,958
Occupancy expense of premises.....................        43,248        40,658
Furniture and equipment expense...................        87,464        79,742
Other.............................................       630,709       567,337
                                                    ------------  ------------
   Total other operating expense..................     1,287,875     1,166,695
                                                    ------------  ------------
INCOME BEFORE INCOME TAXES........................       676,853       583,454
Applicable income taxes...........................       244,344       213,544
                                                    ------------  ------------
NET INCOME........................................  $    432,509  $    369,910
                                                    ============  ============

EARNINGS PER COMMON SHARE.........................  $        .34  $        .29
EARNINGS PER COMMON SHARE-ASSUMING DILUTION.......           .33           .28

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

                                 Outstanding Shares
                               -----------------------
                                Preferred     Common     Preferred    Common
                                  (000)       (000)        Stock      Stock
                               -----------  ----------   ---------  ----------
BALANCE, DECEMBER 31, 2002...        8,574   1,277,672   $      86  $   12,777
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.08 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -       6,142           -          61
Stock-based compensation
 tax benefit.................            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -      (6,142)          -         (61)
                               -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2003......        8,574   1,277,672   $      86  $   12,777
                               ===========  ==========   =========  ==========

BALANCE, DECEMBER 31, 2001...        8,574   1,277,672   $      86  $   12,777
Comprehensive income:
  Net income.................            -           -           -           -
  Other comprehensive
   income, net of tax........            -           -           -           -

Comprehensive income.........

Cash dividends:
  Common-$.07 per share......            -           -           -           -
  Preferred..................            -           -           -           -
Exercise of stock options
 and other awards............            -      19,654           -         196
Stock-based compensation
 tax benefit.................            -           -           -           -
Amortization of deferred
 compensation expense........            -           -           -           -
Acquisition and retirement
 of common stock.............            -     (19,641)          -        (196)
                               -----------  ----------   ---------  ----------
BALANCE, MARCH 31, 2002......        8,574   1,277,685   $      86  $   12,777
                               ===========  ==========   =========  ==========
                     MBNA CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
               (dollars in thousands, except per share amounts)
                                 (unaudited)
                                                    Accumulated
                             Additional                Other         Total
                              Paid-in    Retained  Comprehensive  Stockholders'
                              Capital    Earnings     Income         Equity
                             ---------- ---------- -------------  ------------
BALANCE, DECEMBER 31, 2002.  $2,296,568 $6,707,162 $      84,726  $  9,101,319
Comprehensive income:
  Net income...............           -    432,509             -       432,509
  Other comprehensive
   income, net of tax......           -          -       (21,513)      (21,513)
                                                                  ------------
Comprehensive income.......                                            410,996
                                                                  ------------
Cash dividends:
  Common-$.08 per share....           -   (102,234)            -      (102,234)
  Preferred................           -     (3,516)            -        (3,516)
Exercise of stock options
 and other awards..........       3,525          -             -         3,586
Stock-based compensation
 tax benefit...............       1,922          -             -         1,922
Amortization of deferred
 compensation expense......      28,955          -             -        28,955
Acquisition and retirement
 of common stock...........    (100,669)         -             -      (100,730)
                             ---------- ---------- -------------  ------------
BALANCE, MARCH 31, 2003....  $2,230,301 $7,033,921 $      63,213  $  9,340,298
                             ========== ========== =============  ============
BALANCE, DECEMBER 31, 2001.  $2,529,563 $5,304,725 $     (48,433) $  7,798,718
Comprehensive income:
  Net income...............           -    369,910             -       369,910
  Other comprehensive
   income, net of tax......           -          -       (36,445)      (36,445)
                                                                  ------------
Comprehensive income.......                                            333,465
                                                                  ------------
Cash dividends:
  Common-$.07 per share....           -    (85,218)            -       (85,218)
  Preferred................           -     (3,516)            -        (3,516)
Exercise of stock options
 and other awards..........     109,799          -             -       109,995
Stock-based compensation
 tax benefit...............     108,941          -             -       108,941
Amortization of deferred
 compensation expense......      13,006          -             -        13,006
Acquisition and retirement
 of common stock...........    (488,984)         -             -      (489,180)
                             ---------- ---------- -------------  ------------
BALANCE, MARCH 31, 2002....  $2,272,325 $5,585,901 $     (84,878) $  7,786,211
                             ========== ========== =============  ============
The accompanying notes are an integral part of the consolidated financial Statements.
                      MBNA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                            (unaudited)
OPERATING ACTIVITIES
Net income........................................  $    432,509  $    369,910
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses............       378,877       359,393
  Depreciation, amortization, and accretion.......       214,584       172,214
  Benefit for deferred income taxes...............       (14,832)      (70,180)
  Decrease in accrued income receivable...........        45,709       106,958
  Increase in accounts receivable from
   securitization.................................      (193,275)     (278,898)
  (Decrease) increase in accrued interest payable.          (291)       15,035
  (Increase) decrease in other operating
   activities.....................................       (34,489)      292,975
                                                    ------------  ------------
Net cash provided by operating activities.........       828,792       967,407

INVESTING ACTIVITIES
Net increase in money market instruments..........    (2,531,218)   (2,401,906)
Proceeds from maturities of investment securities
 available-for-sale...............................       318,805       293,478
Proceeds from sale of investment securities
 available-for-sale...............................             -        13,126
Purchases of investment securities
 available-for-sale...............................      (284,069)     (585,512)
Proceeds from maturities of investment securities
 held-to-maturity.................................        18,570         6,009
Purchases of investment securities
 held-to-maturity.................................        (1,019)      (19,908)
Proceeds from securitization of loans.............     2,784,670     2,146,106
Loan portfolio acquisitions.......................      (529,100)      (63,027)
Increase in loans due to principal payments to
 investors in the Corporation's securitization
 transactions.....................................    (2,592,955)   (2,331,721)
Net loan repayments...............................     1,157,887     1,728,251
Net purchases of premises and equipment...........       (77,872)     (134,634)
                                                    ------------  ------------
Net cash used in investing activities.............  $ (1,736,301) $ (1,349,738)








                       MBNA CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            (dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                            (unaudited)
FINANCING ACTIVITIES
Net increase in money market deposit accounts,
 noninterest-bearing deposits, interest-bearing
 transaction accounts, and savings accounts.......  $    387,075  $    792,061
Net increase (decrease) in time deposits..........       585,138      (660,805)
Net decrease in short-term borrowings.. ..........       (67,787)     (503,541)
Proceeds from issuance of long-term debt
 and bank notes...................................       612,699     1,276,141
Maturity of long-term debt and bank notes.........      (301,665)      (87,230)
Proceeds from exercise of stock options
 and other awards.................................         3,586       109,995
Acquisition and retirement of common stock........      (100,730)     (489,180)
Dividends paid....................................       (92,959)      (80,181)
                                                    ------------  ------------
    Net cash provided by financing activities.....     1,025,357       357,260
                                                    ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..       117,848       (25,071)
Cash and cash equivalents at beginning of period..       721,972       962,118
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    839,820  $    937,047
                                                    ============  ============

SUPPLEMENTAL DISCLOSURES
Interest expense paid.............................  $    379,029  $    380,301
                                                    ============  ============
Income taxes paid.................................  $     27,212  $     91,177
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














                        MBNA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE B:  STOCK-BASED EMPLOYEE COMPENSATION

The Corporation has two stock-based employee compensation plans (which are more fully described in "Note 21: Stock-Based Employee Compensation" contained in the Annual Report on Form 10-K for the year ended December 31, 2002). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as interpreted by FASB Interpretation
No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44"). No options-based employee compensation cost is reflected in net income, as all options are granted with an exercise price that is not less than the fair market value of the Corporation's Common Stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into expense over a period that approximates the restriction period, which is 10 years, or less if the restricted common shares had a specific vesting date less than 10 years from the date of grant. The table below illustrates the effect on net income and earnings per share as required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("Statement No. 148") if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation," ("Statement No. 123") to options-based employee compensation.

Statement No. 123, as amended, defines a fair-value-based method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by APB Opinion
No. 25. As permitted by Statement No. 123, the Corporation elected to retain the intrinsic-value-based method of accounting for employee stock option grants in accordance with APB Opinion No. 25. Statement No. 123 required certain additional disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. In accordance with Statement No. 123, the Black-Scholes option pricing model is one technique allowed to determine the fair value of employee stock options. The model uses different assumptions that can significantly affect the fair value of the employee stock options. The derived fair value estimates cannot be substantiated by comparison to independent markets.

PRO FORMA NET INCOME AND EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                           (unaudited)
NET INCOME
As reported.......................................  $    432,509  $    369,910

Add:    Stock-based employee compensation expense
        included in reported net income, net of
        related tax effects.......................        28,955        13,006

Deduct: Total stock-based employee compensation
        expense determined under fair value
        method for all awards, net of related
        tax effects...............................       (52,631)      (46,584)
                                                    ------------  ------------
Pro forma.........................................  $    408,833  $    336,332
                                                    ============  ============

EARNINGS PER COMMON SHARE
  As reported.....................................  $        .34  $        .29
  Pro forma.......................................           .32           .26

EARNINGS PER COMMON SHARE-ASSUMING DILUTION
  As reported.....................................           .33           .28
  Pro forma.......................................           .31           .25

NOTE C: CAPITALIZED SOFTWARE

Effective January 1, 2003, the Corporation reclassified capitalized computer software from other assets to premises and equipment in the Corporation's consolidated statements of financial condition. Amortization of capitalized computer software is included in furniture and equipment expense in the Corporation's consolidated statements of income. Capitalized computer software was $354.9 million (net of accumulated amortization of $239.0 million) and $330.5 million (net of accumulated amortization of $216.2 million) at March 31, 2003, and December 31, 2002, respectively. Amortization of capitalized computer software was $30.4 million and $24.4 million for the three months ended March 31, 2003, and 2002, respectively (see "Note 3:
Significant Accounting Policies-Capitalized Software" contained in the Annual Report on Form 10-K for the year ended December 31, 2002). For purposes of comparability, prior period amounts have been reclassified.

NOTE D: PREFERRED STOCK

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

                                          Series A              Series B
                                    --------------------- ---------------------
                                             Dividend Per          Dividend Per
                                    Dividend  Preferred   Dividend  Preferred
Declaration Date    Payment Date      Rate      Share       Rate      Share
----------------  ----------------  -------- ------------ -------- ------------
January 23, 2003  April 15, 2003      7.50%    $ .46875     5.50%    $ .34380
April 23, 2003    July 15, 2003       7.50       .46875     5.50       .34380

NOTE E: COMMON STOCK

The Corporation effected a three-for-two split of the Corporation's Common Stock in the form of a dividend issued July 15, 2002. All common share and per common share data have been adjusted to reflect this stock split.

During the three months ended March 31, 2003, 5.2 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock issued had an approximate aggregate market value of $105.0 million when issued. The unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $234.0 million and $158.2 million at March 31, 2003, and December 31, 2002, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended March 31, 2003, the Corporation issued 6.1 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 6.1 million common shares for $100.7 million. The Corporation received $3.6 million in proceeds from the exercise of stock options for the three months ended March 31, 2003.

On April 23, 2003, the Corporation's Board of Directors declared a quarterly cash dividend of $.08 per common share, payable July 1, 2003, to stockholders of record as of June 13, 2003.

NOTE F: EARNINGS PER COMMON SHARE

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

COMPUTATION OF EARNINGS PER COMMON SHARE
(dollars in thousands, except per share amounts)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                           (unaudited)
EARNINGS PER COMMON SHARE
Net income........................................  $    432,509  $    369,910
Less: preferred stock dividend requirements.......         3,516         3,516
                                                    ------------  ------------
Net income applicable to common stock.............  $    428,993  $    366,394
                                                    ============  ============
Weighted average common shares outstanding (000)..     1,278,980     1,277,995
                                                    ============  ============
Earnings per common share.........................  $        .34  $        .29
                                                    ============  ============
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
Net income........................................  $    432,509  $    369,910
Less: preferred stock dividend requirements.......         3,516         3,516
                                                    ------------  ------------
Net income applicable to common stock.............  $    428,993  $    366,394
                                                    ============  ============
Weighted average common shares outstanding (000)..     1,278,980     1,277,995
Net effect of dilutive stock options (000)........        13,667        33,079
                                                    ------------  ------------
Weighted average common shares outstanding and
 common stock equivalents (000)...................     1,292,647     1,311,074
                                                    ============  ============
Earnings per common share-assuming dilution.......  $        .33  $        .28
                                                    ============  ============

There were 71.1 million stock options with an average option price of $21.26 per share outstanding at March 31, 2003, that were not included in the computation of earnings per common share-assuming dilution for the three months ended March 31, 2003, as a result of the stock options' exercise prices being greater than the average market price of the common shares. These stock options expire from 2008 through 2013. There were 90,000 stock options with an average option price of $24.15 per share outstanding at March 31, 2002, that were not included in the computation of earnings per common share-assuming dilution for the three months ended March 31, 2002, as a result of the stock options' exercise prices being greater than the average market price of the common shares. These stock options expire in 2011.

NOTE G: INVESTMENT SECURITIES

For the three months ended March 31, 2003, the Corporation did not sell any investment securities available-for-sale. For the three months ended
March 31, 2002, the Corporation sold investment securities available-for-sale resulting in a realized loss of $95,000 ($62,000 after taxes).

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

ACCOUNTS RECEIVABLE FROM SECURITIZATION
(dollars in thousands)
                                                      March 31,    December 31,
                                                        2003           2002
                                                    -------------  ------------
                                                     (unaudited)

Sale of new loan principal receivables...........   $   1,983,948  $  1,813,589
Accrued interest and fees on securitized loans...       1,968,656     2,027,281
Interest-only strip receivable...................       1,201,058     1,129,965
Accrued servicing fees...........................         717,686       667,246
Cash reserve accounts............................         483,282       473,271
Other subordinated retained interests............         598,384       613,659
Other............................................         152,861       201,865
                                                    -------------  ------------
  Total accounts receivable from securitization..   $   7,105,875  $  6,926,876
                                                    =============  ============

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("Statement No. 140") is included in securitization income in the Corporation's consolidated statements of income. The gain was $25.3 million (net of securitization transaction costs of $8.7 million) for the three months ended March 31, 2003, (on the sale of $2.8 billion of credit card loan principal receivables for the three months ended March 31, 2003), as compared to $19.0 million (net of securitization transaction costs of $12.8 million) for the three months ended March 31, 2002, (on the sale of $2.2 billion of credit card loan principal receivables for the three months ended March 31, 2002).

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest rate paid to investors. They are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

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


SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)
                                     March 31, 2003         March 31, 2002
                                  ---------------------  ---------------------
                                       (unaudited)            (unaudited)
                                    Credit     Other       Credit     Other
                                     Card     Consumer      Card     Consumer
                                  ----------  ---------  ----------  ---------
Interest-only strip receivable... $1,117,888  $  83,170  $  980,100  $ 101,025

Weighted average life (in years).        .33        .85         .35        .90

Loan payment rate
 (weighted average rate).........      14.45%      5.18%      13.58%      4.84%
  Impact on fair value of
   20% adverse change............ $  158,528  $  12,644  $  141,629  $  15,292
  Impact on fair value of
   40% adverse change............    274,875     21,756     240,728     26,370

Gross credit losses (b)
 (weighted average rate).........       5.43%      8.90%       5.01%      8.65%
  Impact on fair value of
   20% adverse change............ $  245,609  $  73,405  $  198,755  $  75,312
  Impact on fair value of
   40% adverse change............    491,219     83,170     394,878    101,025

Excess spread (c)
 (weighted average rate).........       4.94%      2.02%       4.94%      2.32%
  Impact on fair value of
   20% adverse change............ $  223,578  $  16,634  $  195,514  $  19,965
  Impact on fair value of
   40% adverse change............    447,155     33,268     391,713     40,448

Discount rate
 (weighted average rate).........       9.00%      9.00%      10.00%     10.00%
  Impact on fair value of
   20% adverse change............ $    4,951  $     853  $    5,026  $   1,217
  Impact on fair value of
   40% adverse change............      9,865      1,693      10,008      2,411


(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.


SECURITIZATION KEY ASSUMPTIONS AND SENSITIVITIES (a):
(dollars in thousands)

                                    December 31, 2002      December 31, 2001
                                  ---------------------  ---------------------
                                    Credit     Other       Credit     Other
                                     Card     Consumer      Card     Consumer
                                  ----------  ---------  ----------  ---------
Interest-only strip receivable... $1,091,447  $  38,518  $1,008,419  $ 115,644

Weighted average life (in years).        .33        .87         .35        .93

Loan payment rate
 (weighted average rate).........      14.44%      5.05%      13.60%      4.67%
  Impact on fair value of
   20% adverse change............ $  156,897  $   5,835  $  144,892  $  17,304
  Impact on fair value of
   40% adverse change............    268,019     10,081     246,857     29,870

Gross credit losses (b)
 (weighted average rate).........       5.43%      9.83%       5.25%      8.40%
  Impact on fair value of
   20% adverse change............ $  244,432  $  38,518  $  205,460  $  74,666
  Impact on fair value of
   40% adverse change............    488,865     38,518     410,919    115,644

Excess spread (c)
 (weighted average rate).........       4.84%       .91%       5.14%      2.60%
  Impact on fair value of
   20% adverse change............ $  218,289  $   7,704  $  201,684  $  23,129
  Impact on fair value of
   40% adverse change............    436,579     15,407     403,368     46,258

Discount rate
 (weighted average rate).........       9.00%      9.00%      12.00%     12.00%
  Impact on fair value of
   20% adverse change............ $    4,870  $     404  $    6,195  $   1,709
  Impact on fair value of
   40% adverse change............      9,703        801      12,326      3,378

(a) The sensitivities do not reflect actions management might take to offset the impact of adverse changes.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

NOTE I: LONG-TERM DEBT AND BANK NOTES

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the three months ended March 31, 2003, the Corporation issued long-term debt and bank notes consisting of the following:

                                                               Par Value
                                                         ----------------------
                                                         (dollars in thousands)
                                                               (unaudited)

Fixed-Rate Senior Medium-Term Notes, with an
 interest rate of 6.125%, payable semi-annually,
 maturing in 2013......................................         $500,000

Fixed-Rate Medium-Term Deposit Notes, with interest
 rates of 6.00%, payable semi-annually, maturing in
 2008 (CAD$120.0 million)..............................           80,262

Floating-Rate Medium-Term Deposit Notes, priced at
 105 basis points over the ninety-day Bankers
 Acceptance Rate, payable quarterly, maturing in
 2005 (CAD$10.0 million)...............................            6,538

Floating-Rate Euro Medium-Term Notes, priced at
 155 basis points over the three-month Sterling London
 Interbank Offered Rate, payable quarterly, maturing in
 2008 (GBP20.0 million)................................           31,517

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to reduce its foreign currency exchange risk and to change a portion of fixed-rate long-term debt and bank notes issued by MBNA Europe Bank Limited ("MBNA Europe") to floating-rate long-term debt.

During the three months ended March 31, 2003, the Corporation entered into interest rate swap agreements, with a total notional value of $500.0 million, related to the issuance of the Fixed-Rate Senior Medium-Term Notes.

During the three months ended March 31, 2003, MBNA Canada Bank ("MBNA Canada") entered into interest rate swap agreements, with a total notional value of $80.3 million (CAD$120.0 million), related to the issuance of the Fixed-Rate Medium-Term Deposit Notes.

All of the interest rate swap agreements entered into during the three months ended March 31, 2003, qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended.

During the three months ended March 31, 2003, $95.0 million of Senior Medium-Term Notes, $13.4 million of Medium-Term Deposit Notes, and $193.3 million of Euro Medium Term Notes matured.

NOTE J: COMPREHENSIVE INCOME
(dollars in thousands)

The components of comprehensive income, net of tax, are as follows:

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                            (unaudited)
Net income........................................  $    432,509  $    369,910

Other comprehensive income:
  Foreign currency translation....................       (16,425)      (14,850)
  Net unrealized losses on investment
   securities available-for-sale and other
   financial instruments..........................        (5,088)      (21,595)
                                                    ------------  ------------
Other comprehensive income........................       (21,513)      (36,445)
                                                    ------------  ------------
Comprehensive income..............................  $    410,996  $    333,465
                                                    ============  ============



The components of accumulated other comprehensive income, net of tax, are as follows:
                                                      March 31,   December 31,
                                                        2003          2002
                                                    ------------  ------------
                                                     (unaudited)
Foreign currency translation......................  $     48,392  $     64,817
Net unrealized gains on investment
  securities available-for-sale and other
  financial instruments...........................        19,097        24,185
Minimum benefit plan liability adjustment.........        (4,276)       (4,276)
                                                    ------------  ------------
Accumulated other comprehensive income............  $     63,213  $     84,726
                                                    ============  ============

The financial statements of the Corporation's foreign subsidiaries have been translated into U.S. dollars in accordance with GAAP. Assets and liabilities have been translated using the exchange rate at period end. Income and expense amounts have been translated using the exchange rate for the period in which the transaction took place. The translation gains and losses resulting from the change in exchange rates have been reported as a component of other comprehensive income included in stockholders' equity, net of tax.

NOTE K:  NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("Statement No. 149"). Statement No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of Statement No. 149 is not expected to have a material impact on the Corporation's consolidated financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), was issued. Interpretation No. 46 clarified the rules for consolidation by an investor of an entity for which the investor's ownership interest changes with changes in the entity's net asset value. The Corporation's securitization trusts are qualified special purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of Interpretation No. 46. As a result, the implementation of Interpretation No. 46 did not have an impact on the accounting for the Corporation's asset securitizations. In addition, the implementation of Interpretation No. 46 is not expected to have a material impact on the accounting for the Corporation's community development investments in the form of limited partnership interests that qualify under the Community Reinvestment Act or the accounting for the Corporation's operating leases.








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

INTRODUCTION

MBNA Corporation ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation's principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited ("MBNA Europe") located in the United Kingdom and MBNA Canada Bank ("MBNA Canada") located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations, and customers of financial institutions and other organizations. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. ("MBNA Delaware"), which offers business card products, mortgage loans, and aircraft loans. Mortgage and aircraft loans are included in other consumer loan receivables, and business card products are included in credit card loan receivables in the Corporation's consolidated statements of financial condition.

The Corporation's primary business is giving its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card and other consumer loans. The Corporation obtains funds to make these loans to its Customers primarily through raising deposits, the issuance of short-term and long-term debt, and the process of asset securitization. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation and are excluded from the Corporation's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP").

The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other consumer loan fees, insurance income, and interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation's primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties paid to endorsing organizations; business development and operating expenses; and income taxes.


CRITICAL ACCOUNTING POLICIES

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation's consolidated financial statements. The Corporation's critical accounting policies that require management to make significant judgments, estimates, and assumptions related to the accounting for asset securitization, the reserve for possible credit losses, intangible assets, and revenue recognition. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the Board of Directors.

Asset Securitization:

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. The Corporation accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of
FASB Statement No. 125" ("Statement No. 140"), issued by the Financial Accounting Standards Board ("FASB"). When the Corporation securitizes loan principal receivables, the Corporation recognizes a gain on sale and retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized loan principal receivables.

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows ("excess spread"). Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections concerning interest income and late fees on securitized loans, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest rate paid to investors in a securitization transaction. These projections are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at March 31, 2003, reflect management's judgment as to the expected excess spread to be earned and payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation's securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation's account management and collection practices, and general economic conditions. Payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these factors may result in future estimates of the excess spread and payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews and adjusts as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If these assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or payment rate, the Corporation's financial position and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $240 million in the value of the total interest-only strip receivable at March 31, 2003, and a related change in securitization income for the three months ended March 31, 2003.

Note H provides further detail regarding the Corporation's assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Reserve for Possible Credit Losses:

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation's loan principal receivables based on a projection of probable net credit losses. To project probable net credit losses, the Corporation regularly performs a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. The Corporation's projection of probable net credit losses considers the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors. The Corporation establishes appropriate levels of the reserve for possible credit losses for its products based on their risk characteristics. The Corporation then reserves for the projected probable net credit losses based on its projection of these amounts. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level. The Corporation's projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation's actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation's financial position and results of operations could have differed materially. For example, a 10% change in management's projection of probable net credit losses could have resulted in a change of approximately
$115 million in the reserve for possible credit losses and the provision for possible credit losses.

Intangible Assets:

The Corporation's intangible assets include purchased credit card relationships ("PCCRs") which are carried at net book value. The Corporation records these intangible assets as part of the acquisition of credit card loans and the corresponding Customer relationships. The Corporation's intangible assets are amortized over the period the assets are expected to contribute to the cash flows of the Corporation which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

The Corporation's PCCRs are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). The Corporation reviews the carrying value of its PCCRs for impairment on a quarterly basis, or sooner whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, by comparing their carrying value to the sum of the undiscounted expected future cash flows from the credit card relationships. In accordance with Statement No. 144, an impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. An impairment would result in a write-down of the PCCRs to estimated fair value based on the discounted future cash flows expected from the PCCRs. The Corporation performs the impairment test on a specific portfolio basis, since it represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the credit card relationships. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs. The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.1 billion net book value of the Corporation's PCCRs at March 31, 2003. If actual levels of active account attrition for all acquired portfolios would adversely change 10%, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts at March 31, 2003.

Prior to 2003, the Corporation amortized the value of foreign PCCRs over a period of 10 years. Effective January 1, 2003 the Corporation extended the amortization period for foreign PCCRs to 15 years to more appropriately match the amortization period with the PCCRs' estimated useful lives. The change in estimate did not have a material impact on the Corporation's financial condition or results of operations.

Revenue Recognition:

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer's statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation's consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest and fees on securitized loans which is included in accounts receivable from securitization in the Corporation's consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest and fees on securitized loans, the Corporation's financial position and results of operations could have differed materially. For example, a 5% change in management's projection of the estimated yield could have resulted in a change totaling approximately
$32 million in interest income and other operating income.

The Corporation also recognizes fees on loan receivables in earnings (except annual fees) as the fees are assessed according to agreements with the Corporation's Customers. Credit card and other consumer loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees. These fees are included in the Corporation's loan receivables when billed. Annual fees and incremental direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which they pertain.

The Corporation adjusts the amount of interest and fee income recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement captions, loan receivables, and accrued income receivable. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that will progress through the various delinquency stages and will ultimately charge off. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that will progress through the various delinquency stages and ultimately charge off.

If management had made different assumptions about uncollectible interest and fees, the Corporation's financial position and results of operations could have differed materially. For example, a 10% change in management's estimate of uncollectible interest and fees could have resulted in a change totaling approximately $41 million in interest and other operating income.


EARNINGS SUMMARY

Net income for the three months ended March 31, 2003, increased 16.9% to $432.5 million or $.33 per common share from $369.9 million or $.28 per common share for the same period in 2002. All earnings per common share amounts are presented assuming dilution and have been adjusted to reflect the three-for-two split of the Corporation's Common Stock, effected in the form of a dividend, issued July 15, 2002, to stockholders of record as of July 1, 2002.

The overall growth in earnings for the three months ended March 31, 2003, was primarily the result of growth in the Corporation's managed loans outstanding and an increase in interest income and fee income, partially offset by higher managed credit losses and an increase in other operating expenses which reflects the Corporation's continued investment in attracting, servicing, and retaining credit card and other consumer loan Customers.

Ending loan receivables at March 31, 2003, were $27.4 billion, an increase of $4.6 billion or 20.3% over the same period in 2002. Total managed loans at March 31, 2003, were $106.1 billion, an increase of $10.8 billion or 11.3% over the same period in 2002. Average loan receivables for the three months ended March 31, 2003, were $27.4 billion, an increase of $3.4 billion or 14.3% over the same period in 2002. Total average managed loans for the three months ended March 31, 2003, were $106.0 billion, an increase of $9.7 billion or 10.1% over the first quarter of 2002.

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation's results on a managed basis. Managed data assumes the Corporation's securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation's owned loans. Management, equity and debt analysts, rating agencies and others evaluate the Corporation's operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation's owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions. Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure is calculated and presented in accordance with GAAP.




Table 1 reconciles the Corporation's loan receivables to its managed loans and average loan receivables to its average managed loans.

TABLE 1:  RECONCILIATION OF LOAN RECEIVABLES TO MANAGED LOANS
          (dollars in thousands)
                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2003           2002
                                                   -------------  -------------
At Period End:                                             (unaudited)
  Loans held for securitization..................  $   9,523,377  $   8,202,513
  Loan portfolio.................................     17,901,894     14,591,952
                                                   -------------  -------------
    Loan receivables.............................     27,425,271     22,794,465
  Securitized loans..............................     78,698,578     72,566,991
                                                   -------------  -------------
    Total managed loans..........................  $ 106,123,849  $  95,361,456
                                                   =============  =============

Average for the Period:
  Loans held for securitization..................  $   9,807,427  $   9,160,373
  Loan portfolio.................................     17,555,619     14,773,432
                                                   -------------  -------------
    Loan receivables.............................     27,363,046     23,933,805
  Securitized loans..............................     78,669,738     72,361,802
                                                   -------------  -------------
    Total managed loans..........................  $ 106,032,784  $  96,295,607
                                                   =============  =============

The Corporation acquired 80 new endorsements from organizations and added
2.3 million new accounts during the three months ended March 31, 2003.

The net credit losses ratio on loan receivables and managed loans for the first quarter of 2003 were 5.12% and 5.47%, respectively. As previously reported in the Corporation's current reports on Form 8-K dated January 31, 2003,
February 28, 2003, March 31, 2003, and April 30, 2003, after a typical seasonal increase in loss rates in January, net credit loss rates have declined from January levels. Although there may be minor monthly fluctuations, management expects the declining trend in managed net credit loss rates to continue throughout the year. The Corporation's projections of future net credit losses are by their nature uncertain and changes in economic conditions, bankruptcy laws, regulatory policies, and other factors may impact actual losses. Delinquency on the loan receivables and managed loans was 3.88% and 4.74%, respectively, at March 31, 2003. Refer to "LOAN QUALITY - NET CREDIT LOSSES" and "LOAN QUALITY - DELINQUENCIES" for a reconciliation of the loan receivables net credit losses ratio to the managed net credit losses ratio for the three months ended March 31, 2003, and the loan receivables delinquency ratio to the managed delinquency ratio at March 31, 2003.

The Corporation's return on average total assets for the three months ended March 31, 2003, was 3.28%, as compared to 3.30% for the same period in 2002. The decrease in the return on average total assets was primarily the result of net income growing at a slower rate than average total assets.

The Corporation's return on average stockholders' equity was 18.95% for the three months ended March 31, 2003, as compared to 19.42% for the same period in 2002. The decline in the return on average stockholders' equity is primarily the result of net income growing at a slower rate than average stockholders' equity.

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

Net interest income, on a fully taxable equivalent basis, was $555.8 million for the three months ended March 31, 2003, as compared to $513.5 million for the same period in 2002. Average interest-earning assets increased $5.6 billion for the three months ended March 31, 2003, from the same period in 2002, primarily as a result of an increase in average loan receivables of $3.4 billion and an increase in average investment securities and money market instruments of $2.2 billion. The yield on average interest-earning assets decreased 112 basis points to 9.24% for the three months ended March 31, 2003, as compared to 10.36% for the same period in 2002. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables. Average interest-bearing liabilities also increased $6.0 billion for the three months ended March 31, 2003, from the same period in 2002, as a result of an increase of $3.8 billion in average interest-bearing deposits and an increase of $2.2 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 83 basis points to 3.85% for the three months ended March 31, 2003, from 4.68% for the same period in 2002 reflect actions by the Federal Open Market Committee ("FOMC") throughout 2001 and in the fourth quarter of 2002 that impacted overall market interest rates and lowered the Corporation's cost of funds.

The Corporation's net interest margin, on a fully taxable equivalent basis, was 5.44% for the three months ended March 31, 2003, as compared to 5.81% for the same period in 2002. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The 37 basis point decrease in the net interest margin for the three months ended March 31, 2003, was primarily the result of the yield earned on average interest-earning assets decreasing more than the rate paid on average interest-bearing liabilities combined with the increase in average interest-earning assets.

See "IMPACT OF SECURITIZATION TRANSACTIONS ON THE CORPORATION'S RESULTS" for a discussion of the managed net interest margin.

INVESTMENT SECURITIES AND MONEY MARKET INSTRUMENTS

The Corporation seeks to maintain its investment securities and money market instruments at a level appropriate for the Corporation's liquidity needs. The Corporation's average investment securities and average money market instruments are affected by the timing of receipt of funds from asset securitization transactions, deposits, loan payments, and long-term debt and bank note issuances. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs.

Average investment securities and money market instruments as a percentage of average interest-earning assets was 24.8% for the three months ended
March 31, 2003, as compared to 22.4% for the same period in 2002. Money market instruments increased during the three months ended March 31, 2003, to provide liquidity to support portfolio acquisition activity and anticipated loan growth. Also, during the three months ended March 31, 2003, the Corporation increased its liquidity position in anticipation of possible market disruptions due to uncertainty created by world events and capital market conditions.

Interest income on investment securities, on a fully taxable equivalent basis, decreased $4.2 million to $31.0 million for the three months ended
March 31, 2003, as compared to the same period in 2002. The decrease in interest income on investment securities for the three months ended
March 31, 2003, was primarily the result of a 71 basis point decrease in the yield earned on average investment securities, partially offset by an increase in average investment securities of $289.7 million for the three months ended March 31, 2003, from the same period in 2002.

Interest income on money market instruments increased $4.5 million to $26.1 million for the three months ended March 31, 2003, as compared to the same period in 2002. The increase in interest income on money market instruments was primarily the result of an increase in average money market instruments of $2.0 billion for the three months ended March 31, 2003, partially offset by a 34 basis point decrease in the yield earned on average money market instruments, as compared to the same period in 2002. Money market instruments include interest-earning time deposits in other banks and federal funds sold.

OTHER INTEREST-EARNING ASSETS

Other interest-earning assets include the Corporation's retained interests in securitization transactions, which are the interest-only strip receivable, cash reserve accounts, and accrued interest and fees on securitized loans. Also included in other interest-earning assets is Federal Reserve Bank stock. The Corporation accrues interest income related to its interests retained in a securitization transaction accounted for as a sale in the Corporation's consolidated financial statements. The Corporation includes these retained interests in accounts receivable from securitization in the consolidated statements of financial condition (see "Note H: Asset Securitization" for further discussion).

Interest income on other interest-earning assets decreased $24.5 million to $75.1 million for the three months ended March 31, 2003, from the same period in 2002. The decrease in interest income on other interest-earning assets for the three months ended March 31, 2003, was primarily the result of a decrease in the yield earned on other interest-earning assets of 235 basis points combined with a decrease of $96.8 million in average other interest-earning assets, as compared to the same period in 2002. The decrease in the yield earned on average other interest-earning assets was primarily the result of the decrease in the discount rate assumptions used in the valuation of the Corporation's retained beneficial interest in its securitization transactions.

LOAN RECEIVABLES

Loan receivables consist of the Corporation's loans held for securitization and loan portfolio.

Interest income generated by the Corporation's loan receivables increased
$52.5 million to $812.1 million for the three months ended March 31, 2003, from the same period in 2002. The increase in interest income on loan receivables for the three months ended March 31, 2003, was primarily the result of an increase in average loan receivables of $3.4 billion from the same period in 2002. The yield earned by the Corporation for the three months ended
March 31, 2003, on average loan receivables decreased 83 basis points to 12.04%, as compared to 12.87% for the same period in 2002.

Table 2 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables were $27.4 billion at March 31, 2003, as compared to $28.7 billion at December 31, 2002.

Domestic credit card loan receivables decreased to $14.6 billion at March 31, 2003, from $15.6 billion at December 31, 2002. The decrease in domestic credit card loan receivables at March 31, 2003, was primarily the result of Customers paying down balances that existed at December 31, 2002. Customers typically pay down balances that were built up over the holiday shopping season in the first quarter of the subsequent year. These decreases were partially offset by domestic credit card loans originated through marketing programs and domestic credit card loan acquisitions.

During the three months ended March 31, 2003, the Corporation securitized
$2.0 billion of domestic credit card loan receivables, offset by an increase of $2.2 billion in the Corporation's loan portfolio when certain securitization transactions were in their scheduled amortization period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired
$453.7 million of domestic credit card loan receivables during the three months ended March 31, 2003.

The yield on average domestic credit card loan receivables was 11.64% for the three months ended March 31, 2003, as compared to 12.39% for the same period in The decrease of 75 basis points in the yield on average domestic credit card loan receivables reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables.

Domestic credit card loans held for securitization decreased to $8.0 billion at March 31, 2003, from $9.2 billion at December 31, 2002. The $1.2 billion decrease reflects lower anticipated domestic credit card securitizations.

Domestic other consumer loan receivables were $6.3 billion at March 31, 2003, and December 31, 2002. The yield on average domestic other consumer loan receivables was 13.96% for the three months ended March 31, 2003, as compared to 14.37% for the same period in 2002. The Corporation's domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans. The decrease in the yield on average domestic other consumer loan receivables reflects a change in the mix of unsecured lending products relative to sales finance products.
Sales finance products are offered by the Corporation through associations with retailers where the Corporation provides financing to Customers to purchase the retailer's goods and services. The Corporation generally charges a higher interest rate for its sales finance products than its other unsecured lending products.

Foreign loan receivables were $6.5 billion at March 31, 2003, as compared to $6.8 billion at December 31, 2002. The decrease was primarily a result of a net increase in securitized foreign loan principal receivables. During the three months ended March 31, 2003, the Corporation securitized $790.0 million of foreign credit card loan principal receivables, partially offset by an increase of $394.0 million in the Corporation's foreign loan portfolio which resulted when certain securitizations entered their scheduled amortization period and the trusts used principal payments to pay the investors rather than to purchase new loan principal receivables from the Corporation. The strengthening of the U.S. dollar against foreign currencies also decreased foreign loan receivables by $54.6 million at March 31, 2003, as compared to December 31, 2002. The yield on average foreign loan receivables was 11.06% for the three months ended March 31, 2003, as compared to 12.20% for the same period in 2002. The decrease in the yield on average foreign loan receivables reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables.




TABLE 2: LOAN RECEIVABLES DISTRIBUTION
(dollars in thousands)
                                                     March 31,    December 31,
                                                       2003           2002
                                                   -------------  ------------
                                                     (unaudited)
Loans held for securitization(a):
  Domestic:
    Credit card..................................  $   7,970,737  $  9,157,751
    Other consumer...............................         63,508        40,962
                                                   -------------  ------------
      Total domestic loans held for
       securitization............................      8,034,245     9,198,713
  Foreign........................................      1,489,132     1,830,914
                                                   -------------  ------------

      Total loans held for securitization........      9,523,377    11,029,627
Loan portfolio:
  Domestic:
    Credit card..................................      6,657,905     6,413,116
    Other consumer...............................      6,278,782     6,285,751
                                                   -------------  ------------
      Total domestic loan portfolio..............     12,936,687    12,698,867
  Foreign........................................      4,965,207     4,998,014
                                                   -------------  ------------
      Total loan portfolio.......................     17,901,894    17,696,881
                                                   -------------  ------------
      Total loan receivables.....................  $  27,425,271  $ 28,726,508
                                                   =============  ============

(a) Loans held for securitization includes loans originated through certain endorsing organizations or financial institutions who have the contractual right to purchase the loans from the Corporation at fair value and the lesser of loan principal receivables eligible for securitization or sale, or loan principal receivables which management intends to securitize or sell within one year.

PREPAID EXPENSES AND DEFERRED CHARGES

Prepaid expenses and deferred charges increased $101.5 million or 24.6% to $514.1 million at March 31, 2003, as compared to $412.6 million at December 31, 2002. The increase was primarily the result of an increase in prepaid postage expense and prepaid employee benefit plan costs of $54.7 million and $33.5 million, respectively.

OTHER ASSETS

Other assets increased $250.2 million or 14.9% to $1.9 billion at March 31, 2003, as compared to $1.7 billion at December 31, 2002. The increase is primarily the result of an increase in the fair market value of the Corporation's interest rate swap agreements and foreign exchange swap agreements accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended (see "Note 3: Significant Accounting Policies-Derivative Financial Instruments and Hedging Activities" contained in the Annual Report on Form 10-K for the year ended
December 31, 2002). The increase in the fair market value of the Corporation's interest rate swap agreements and foreign exchange swap agreements that qualified for, and are accounted for, as fair value hedges were partially offset by changes in the carrying value of the corresponding hedged long-term debt and bank notes.

DEPOSITS

Total interest expense on deposits was $292.9 million for the three months ended March 31, 2003, as compared to $323.6 million for the same period in The decrease in interest expense on deposits for the three months ended
March 31, 2003, was primarily the result of a decrease of 104 basis points in the rate paid on average interest-bearing deposits, partially offset by an increase of $3.8 billion in average interest-bearing deposits for the three months ended March 31, 2003. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001 and in the fourth quarter of 2002, that impacted overall market interest rates and decreased the Corporation's funding costs.

The Corporation's money market deposit accounts are variable-rate products. In addition, the Corporation's foreign time deposits, although fixed-rate, generally mature within one year. Therefore, the decrease in market interest rates in the fourth quarter of 2002 permitted the Corporation to decrease the rate paid on average money market deposit accounts and average foreign time deposits during the three months ended March 31, 2003, as compared to the same period in 2002. The Corporation's domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation realized the benefits of lower market rates on domestic time deposits more slowly than the benefits of lower market rates on money market deposits.

BORROWED FUNDS

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Interest expense on short-term borrowings decreased to $10.3 million for the three months ended March 31, 2003, as compared to $11.5 million for the same period in 2002. The decrease in interest expense on short-term borrowings was primarily the result of a decrease of $182.5 million in average short-term borrowings, partially offset by an increase of 12 basis points in the rate paid on average short-term borrowings from the same period in 2002.

Interest expense on domestic short-term borrowings decreased to $8.9 million for the three months ended March 31, 2003, as compared to $10.2 million for the same period in 2002. The decrease in interest expense on domestic short-term borrowings was primarily the result of a $145.8 million decrease in average domestic short-term borrowings for the three months ended March 31, 2003, as compared to the same period in 2002. Domestic short-term borrowings for the three months ended March 31, 2003, were solely related to two on-balance-sheet structured financings.

Interest expense on foreign short-term borrowings increased to $1.5 million for the three months ended March 31, 2003, as compared to the same period in 2002. The increase in interest expense on foreign short-term borrowings was primarily the result of an 86 basis point increase in the rate paid on foreign short-term borrowings for the three months ended March 31, 2003, as compared to the same period in 2002, partially offset by a decrease of $36.7 million in average foreign short-term borrowings for the three months ended March 31, 2003, as compared to the same period in 2002. Foreign short-term borrowings for the three months ended March 31, 2003, consisted of short-term deposit notes issued by MBNA Canada. The 86 basis point increase in the rate paid on average foreign short-term borrowings for the three months ended March 31, 2003, as compared to the same period in 2002, primarily relates to an increase in the underlying benchmark interest rate.

Interest expense on long-term debt and bank notes increased to $85.3 million for the three months ended March 31, 2003, as compared to $67.3 million for the same period in 2002. The increase in interest expense on long-term debt and bank notes during the three months ended March 31, 2003, from the same period in 2002 was primarily the result of an increase in average long-term debt and bank notes of $2.4 billion, as compared to the same period in 2002, partially offset by a decrease in the rate paid on average long-term debt and bank notes of 18 basis points.

Interest expense on domestic long-term debt and bank notes increased
$6.4 million during the three months ended March 31, 2003, as compared to the same period in 2002, primarily as a result of a $2.0 billion increase in average domestic long-term debt and bank notes, partially offset by a decrease of 54 basis points in the rate paid on average domestic long-term debt and bank notes. The Corporation issued additional long-term debt and bank notes over the past 12 months to fund loan and other asset growth and to diversify funding sources. The decrease in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC in the fourth quarter of 2002 that impacted overall market interest rates. Interest expense on foreign long-term debt and bank notes increased $11.5 million during the three months ended
March 31, 2003, as compared to the same period in 2002. The increase in interest expense on foreign long-term debt and bank notes was primarily the result of an increase in average foreign long-term debt and bank notes of $361.8 million to $2.5 billion for three months ended March 31, 2003, as compared to the same period in 2002, combined with an increase of 112 basis points in the rate paid on average foreign long-term debt and bank notes. The increase in the rate paid on foreign long-term debt and bank notes is primarily a result of an increase in the underlying benchmark interest rate on medium-term deposit notes issued by MBNA Canada.

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

Table 3 provides further detail regarding the Corporation's average balances, yields and rates, and income or expense for the three months ended
March 31, 2003, and 2002, respectively.

TABLE 3: STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                       March 31, 2003
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,135     .71% $        2
      Foreign................................     3,717,536    1.98      18,135
                                               ------------          ----------
        Total interest-earning time deposits
         in other banks......................     3,718,671    1.98      18,137
    Federal funds sold.......................     2,568,556    1.26       7,954
                                               ------------          ----------
        Total money market instruments.......     6,287,227    1.68      26,091

  Investment securities(a):
    Domestic:
      Taxable................................     3,649,308    3.11      27,994
      Tax-exempt(b)..........................       107,805    2.17         578
                                               ------------          ----------
        Total domestic investment securities.     3,757,113    3.08      28,572
    Foreign..................................       217,955    4.44       2,388
                                               ------------          ----------
        Total investment securities..........     3,975,068    3.16      30,960
  Other interest-earning assets(a)...........     3,800,002    8.02      75,138

Loan receivables:
  Loans held for securitization:
    Domestic:
      Credit card............................     7,807,967   11.86     228,430
      Other consumer.........................        38,723    5.39         515
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     7,846,690   11.83     228,945
    Foreign..................................     1,960,737   11.51      55,635
                                               ------------          ----------
        Total loans held for securitization..     9,807,427   11.77     284,580


STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE
(dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 2003
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)

ASSETS - CONTINUED
  Loan portfolio:
    Domestic:
      Credit card............................  $  6,496,637   11.37% $  182,129
      Other consumer.........................     6,296,235   14.02     217,615
                                               ------------          ----------
        Total domestic loan portfolio........    12,792,872   12.67     399,744
    Foreign..................................     4,762,747   10.88     127,731
                                               ------------          ----------
        Total loan portfolio.................    17,555,619   12.19     527,475
                                               ------------          ----------
        Total loan receivables...............    27,363,046   12.04     812,055
                                               ------------          ----------
        Total interest-earning assets........    41,425,343    9.24     944,244
Cash and due from banks......................       805,316
Premises and equipment, net..................     2,524,429
Other assets.................................     9,787,992
Reserve for possible credit losses...........    (1,111,019)
                                               ------------
        Total assets.........................  $ 53,432,061
                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Domestic:
      Time deposits..........................  $ 21,795,904    4.60% $  247,088
      Money market deposit accounts..........     7,604,653    2.13      39,873
      Interest-bearing transaction accounts..        52,695    1.32         171
      Savings accounts.......................        68,030    1.38         232
                                               ------------          ----------
        Total domestic interest-bearing
         deposits............................    29,521,282    3.95     287,364
    Foreign:
      Time deposits..........................       645,618    3.45       5,498
                                               ------------          ----------
        Total interest-bearing deposits......    30,166,900    3.94     292,862

STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE
(dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                   For the Three Months Ended
                                                       March 31, 2003
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY - CONTINUED
Borrowed funds:
Short-term borrowings:
    Domestic.................................  $  1,000,000    3.60% $    8,865
    Foreign..................................       187,665    3.14       1,453
                                               ------------          ----------
        Total short-term borrowings..........     1,187,665    3.52      10,318
  Long-term debt and bank notes(c):
    Domestic.................................     7,088,338    2.65      46,384
    Foreign..................................     2,478,556    6.36      38,867
                                               ------------          ----------
        Total long-term debt and bank notes..     9,566,894    3.61      85,251
                                               ------------          ----------
        Total borrowed funds.................    10,754,559    3.60      95,569
                                               ------------          ----------
        Total interest-bearing liabilities...    40,921,459    3.85     388,431
Noninterest-bearing deposits.................       960,409
Other liabilities............................     2,293,821
                                               ------------
        Total liabilities....................    44,175,689
Stockholders' equity.........................     9,256,372
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 53,432,061
                                               ============          ----------
        Net interest income..................                        $  555,813
                                                                     ==========
        Net interest margin..................                  5.44
        Interest rate spread.................                  5.39

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.
(b)  The fully taxable equivalent adjustment for the three months ended
     March 31, 2003, was $217.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE
(dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                        March 31, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
ASSETS                                                    (unaudited)
Interest-earning assets:
  Money market instruments:
    Interest-earning time deposits in other
     banks:
      Domestic...............................  $      1,025    1.19% $        3
      Foreign................................     1,798,407    2.39      10,613
                                               ------------          ----------
        Total interest-earning time
         deposits in other banks.............     1,799,432    2.39      10,616
    Federal funds sold.......................     2,535,779    1.75      10,951
                                               ------------          ----------
        Total money market instruments.......     4,335,211    2.02      21,567
  Investment securities(a):
    Domestic:
      Taxable................................     3,379,880    3.86      32,140
      Tax-exempt(b)..........................       110,414    2.62         714
                                               ------------          ----------
        Total domestic investment securities.     3,490,294    3.82      32,854
    Foreign..................................       195,071    4.88       2,347
                                               ------------          ----------
        Total investment securities..........     3,685,365    3.87      35,201
  Other interest-earning assets(a)...........     3,896,774   10.37      99,612

Loan receivables:
Loans held for securitization:
    Domestic:
      Credit card............................     6,938,775   13.49     230,795
      Other consumer.........................     1,029,068   15.61      39,608
                                               ------------          ----------
        Total domestic loans held for
         securitization......................     7,967,843   13.76     270,403
    Foreign..................................     1,192,530   12.98      38,173
                                               ------------          ----------
        Total loans held for securitization..     9,160,373   13.66     308,576

 STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE (dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                 For the Three Months Ended
                                                        March 31, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                          (unaudited)

ASSETS - CONTINUED
  Loan portfolio:
    Domestic:
      Credit card............................  $  6,180,650   11.15% $  169,968
      Other consumer.........................     5,235,819   14.12     182,334
                                               ------------          ----------
        Total domestic loan portfolio........    11,416,469   12.52     352,302
    Foreign..................................     3,356,963   11.92      98,700
                                               ------------          ----------
        Total loan portfolio.................    14,773,432   12.38     451,002
                                               ------------          ----------
        Total loan receivables...............    23,933,805   12.87     759,578
                                               ------------          ----------
        Total interest-earning assets........    35,851,155   10.36     915,958
Cash and due from banks......................       780,537
Premises and equipment, net..................     2,373,729
Other assets.................................     7,271,317
Reserve for possible credit losses...........      (878,806)
                                               ------------
        Total assets.........................  $ 45,397,932
                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
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

STATEMENTS OF AVERAGE BALANCES, YIELDS AND RATES, INCOME OR EXPENSE
(dollars in thousands, yields and rates on a fully taxable equivalent basis)

                                                  For the Three Months Ended
                                                       March 31, 2002
                                               --------------------------------
                                                 Average     Yield/    Income
                                                  Amount      Rate   or Expense
                                               ------------  ------  ----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY - CONTINUED
Borrowed funds:
 Short-term borrowings:
    Domestic.................................  $  1,145,779    3.62% $   10,239
    Foreign..................................       224,345    2.28       1,259
                                               ------------          ----------
        Total short-term borrowings..........     1,370,124    3.40      11,498
  Long-term debt and bank notes(c):
    Domestic.................................     5,081,401    3.19      39,977
    Foreign..................................     2,116,763    5.24      27,335
                                               ------------          ----------
        Total long-term debt and bank notes..     7,198,164    3.79      67,312
                                               ------------          ----------
        Total borrowed funds.................     8,568,288    3.73      78,810
                                               ------------          ----------
        Total interest-bearing liabilities...    34,907,418    4.68     402,425
Noninterest-bearing deposits.................       899,208
Other liabilities............................     1,867,931
                                               ------------
        Total liabilities....................    37,674,557
Stockholders' equity.........................     7,723,375
                                               ------------
        Total liabilities and stockholders'
         equity..............................  $ 45,397,932
                                               ============          ----------
        Net interest income..................                        $  513,533
                                                                     ==========
        Net interest margin..................                  5.81
        Interest rate spread.................                  5.68

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.
(b)  The fully taxable equivalent adjustment for the three months ended
     March 31, 2002, was $257.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

OTHER OPERATING INCOME

Total other operating income was $1.8 billion for the three months ended March 31, 2003, as compared to $1.6 billion for the same period in 2002.

Securitization income was $1.5 billion for the three months ended
March 31, 2003, as compared to $1.4 billion for the same period in 2002. The levels of securitization income are affected by the levels of average securitized interest-earning assets for the period, the net interest margin on securitized interest-earning assets for the period, other fee income generated by securitized loans, net charge-offs on securitized loans and the net gain (or loss) from securitization activity. In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable that represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized loan principal receivables.

Securitization income increased $121.1 million or 8.9% for the three months ended March 31, 2003, as compared to the same period in 2002. This increase was primarily the result of the net gains from securitization activity and higher level of net interest income from higher average securitized loans, offset by the higher level of net charge-offs on securitized loans and the lower net interest margin on securitized interest-earning assets during the three months ended March 31, 2003, as compared to the same period in 2002. The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card and other consumer loan principal receivables, and all other changes in the fair value of the interest-only strip receivable and resulted in an $37.4 million net gain during the three months ended March 31, 2003, as compared to a $55.8 million net loss for the same period in 2002, resulting in an increase in securitization income of $93.2 million for the three months ended March 31, 2003, from the same period in 2002. Certain components of the net gain (or loss) from securitization activity are discussed separately below.

The projected excess spread for securitized credit card loan principal receivables was 4.94% at March 31, 2003, as compared to 4.84% at December 31, 2002. The impact of the increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was an approximate $23 million increase in securitization income for the three months ended March 31, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of an increase in projected interest yields on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 2.02% at March 31, 2003, as compared to .91% at December 31, 2002. The impact of the increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was an approximate $46 million increase in securitization income for the three months ended March 31, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.94% at March 31, 2002, as compared to 5.14% at December 31, 2001. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was an approximate
$40 million decrease in securitization income for the three months ended
March 31, 2002. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest yields on securitized credit card loan principal receivables resulting from the Corporation's pricing decisions to attract and retain Customers and to grow loans, along with an increase in the projected interest rate paid to investors. These changes were partially offset by a projected decline in the charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 2.32% at March 31, 2002, as compared to 2.60% at December 31, 2001. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was an approximate $12 million decrease in securitization income for the three months ended March 31, 2002. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest yields on securitized other consumer loan principal receivables resulting from the Corporation's pricing decisions to attract and retain Customers and to grow loans, along with an increase in projected charge-off rates on securitized other consumer loan principal receivables.

Note H provides further detail regarding the sensitivity to changes in the key assumptions and estimates used in determining the estimated value of the interest-only strip receivable.

Securitization income was also affected by the growth in average securitized loans which increased $6.3 billion or 8.7% for the three months ended
March 31, 2003, as compared to the same period in 2002. This growth in average securitized loans reflects the overall growth in the Corporation's average managed loans, which increased 10.1% for the three months ended March 31, 2003, as compared to the same period in 2002. In addition, the net interest margin on securitized interest-earning assets decreased to 10.27% for the three months ended March 31, 2003, as compared to 10.43% for the same period in 2002. The securitized net interest margin represents securitized net interest income for the period expressed as a percentage of average securitized interest-earning assets. Refer to "ASSET SECURITIZATION - IMPACT OF SECURITIZATION TRANSACTIONS ON THE CORPORATION'S RESULTS" for a reconciliation of the Corporation's net interest margin on securitized interest-earning assets to the net interest margin. Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation's securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 12.28% for the three months ended March 31, 2003, as compared to 12.95% for the same period in 2002. The decrease in the yield earned on average securitized loans for the three months ended March 31, 2003, reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow managed loans. The average interest rate paid to investors in the Corporation's securitization transactions was 2.12% for the three months ended March 31, 2003, as compared to 2.53% for the same period in 2002. The decrease in the average interest rate paid to investors in 2003 reflects actions by the FOMC in the fourth quarter of 2002 that impacted overall market interest rates. The interest rate paid to investors generally resets on a monthly basis.

The growth in average securitized loans, partially offset by the decrease in the net interest margin, increased securitization income $135.3 million for the three months ended March 31, 2003, as compared to the same period in 2002. Other fee income generated by securitized loans also increased $73.4 million for the three months ended March 31, 2003, as compared to the same period in 2002, or 12.9%, primarily as a result of higher average securitized loans.

The net charge-off rate on securitized loans increased 51 basis points to 5.59% for the three months ended March 31, 2003, as compared to the same period in 2002. This increase is consistent with the overall trend in the Corporation's managed loan portfolio, partially offsetting the increase in earnings from securitization activity. This increase in the net charge-off rate for the three months ended March 31, 2003, decreased securitization income $180.8 million for the three months ended March 31, 2003, from the same period in 2002.

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140 is a component of the gain (or loss) from securitization activity along with the changes in fair value of the interest only-strip receivable. The gain was $25.3 million (net of securitization transaction costs of $8.7 million) for the three months ended March 31, 2003 (on the sale of $2.8 billion of credit card loan principal receivables for the three months ended March 31, 2003), as compared to $19.0 million (net of securitization transaction costs of $12.8 million) for the same period in 2002 (on the sale of $2.2 billion of credit card loan principal receivables for the same period in
2002).

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. Such fees are set annually by MasterCard International Inc. and Visa U.S.A. Inc. Interchange income increased $14.7 million to
$89.7 million for the three months ended March 31, 2003, as compared to the same period in 2002. The increase in interchange income was primarily the result of increases in cardholder sales volume.

Credit card fees were $126.8 million for the three months ended March 31, 2003, as compared to $93.0 million for the same period in 2002. Credit card fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees on credit card loans. The increase in credit card fees for the three months ended March 31, 2003, was primarily the result of the growth in the Corporation's outstanding loan receivables, the number of accounts, and an increase in the average fee assessed related to the implementation of a modified fee structure, which included higher late and over-limit fees.

Other consumer loan fees were $26.1 million for the three months ended
March 31, 2003, as compared to $24.7 million for the same period in 2002. Other consumer loan fees include annual, late, overlimit, returned check, check transaction, express payment, and other miscellaneous fees earned on the Corporation's other consumer loans. The increase was primarily the result of the growth in the number of accounts and the number of fees assessed.

The majority of the Corporation's insurance income relates to fees received for marketing credit related life and disability insurance and credit protection products to its loan Customers. The Corporation recognizes insurance income over the policy or contract period as earned. Insurance income was $53.5 million for the three months ended March 31, 2003, as compared to $45.8 million for the same period in 2002.

OTHER OPERATING EXPENSE

Total other operating expense increased 10.4% to $1.3 billion for the three months ended March 31, 2003, as compared to $1.2 billion for the same period in 2002. The growth in other operating expense reflects the Corporation's continued investment in attracting, servicing, and retaining domestic and foreign credit card and other consumer loan Customers. The Corporation added
2.3 million new accounts during the three months ended March 31, 2003, compared to 2.1 million new accounts for the same period in 2002. The Corporation added 80 new endorsements from organizations during the three months ended
March 31, 2003, compared to 93 new endorsements for the same period in 2002.

Salaries and employee benefits increased $47.5 million to $526.5 million for the three months ended March 31, 2003, from the same period in 2002. The increase is primarily the result of the release of restrictions on restricted stock awards of $18.3 million and an increase of $15.6 million related to higher employee benefit costs. At March 31, 2003, the Corporation had approximately 25,800 full-time equivalent employees, as compared to 25,700 full-time equivalent employees at March 31, 2002.

Amortization of intangible assets increased $20.0 million to $96.6 million for the three months ended March 31, 2003, as compared to the same period in 2002. The increase for the three months ended March 31, 2003, was primarily the result of the Wachovia and Alliance & Leicester plc credit card portfolio acquisitions, which were acquired in the second and third quarters of 2002, respectively.

Purchased services increased $27.3 million to $145.5 million for the three months ended March 31, 2003, as compared to $118.2 million for the same period in 2002. Advertising expense increased $17.2 million to $104.0 million for the three months ended March 31, 2003, as compared to $86.8 million for the same period in 2002. The increases in purchased services and advertising reflect the Corporation's continued investment in attracting, servicing, and retaining credit card and other consumer loan Customers.

Loan receivable fraud losses decreased to $34.1 million for the three months ended March 31, 2003, as compared to $44.2 million for the same period in 2002. The decrease in loan receivable fraud losses was primarily the result of an increase in the number of employees dedicated to fraud detection and improved fraud detection strategies.

Table 4 provides further detail regarding the Corporation's other operating expenses.

TABLE 4: OTHER EXPENSE COMPONENT OF OTHER OPERATING EXPENSE
(dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                            (unaudited)
Purchased services................................  $    145,516  $    118,175
Advertising.......................................       104,032        86,805
Collection........................................        16,600        12,273
Stationery and supplies...........................         9,871        10,792
Service bureau....................................        18,638        17,077
Postage and delivery..............................       102,584       109,885
Telephone usage...................................        21,917        22,435
Loan receivable fraud losses......................        34,139        44,162
Amortization of intangible assets.................        96,635        76,628
Other.............................................        80,777        69,105
                                                    ------------  ------------
  Total other operating expense...................  $    630,709  $    567,337
                                                    ============  ============
INCOME TAXES

The Corporation recognized applicable income taxes of $244.3 million for the three months ended March 31, 2003, as compared to $213.5 million for the same period in 2002. These amounts represent an effective tax rate of 36.1% for the three months ended March 31, 2003, and 36.6% for the same period in 2002. The reduction in the effective tax rate was primarily driven by favorable resolution of tax examination issues at the federal and state levels.

LOAN QUALITY

The Corporation's loan quality at any time reflects, among other factors, the credit quality of the Corporation's credit card and other consumer loans, general economic conditions, the success of the Corporation's collection efforts, the composition of credit card and other consumer loans included in the Corporation's loan receivables, and the seasoning of the Corporation's loans. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize. The Corporation's financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation's loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation considers these and other factors in determining an appropriate reserve for possible credit losses.

DELINQUENCIES

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation's delinquent loans. Delinquency as a percentage of the Corporation's loan receivables was 3.88% at March 31, 2003, as compared with 4.36% at December 31, 2002. The Corporation's delinquency as a percentage of managed loans was 4.74% at March 31, 2003, as compared to 4.88% at December 31, 2002.

Table 5 presents a reconciliation of the Corporation's loan receivables delinquency ratio to the managed loans delinquency ratio.

Loan delinquency on domestic credit card loan receivables was 3.83% at March 31, 2003, as compared to 4.64% at December 31, 2002. Loan delinquency on domestic other consumer loan receivables was 5.52% at March 31, 2003, as compared to 6.19% at December 31, 2002. Loan delinquency on foreign loan receivables was 2.38% at March 31, 2003, as compared to 2.01% at December 31, 2002. The delinquency rate on the Corporation's foreign loan receivables is typically lower than the delinquency rate on the Corporation's domestic credit card loan receivables. The Corporation's domestic other consumer loan receivables typically have a higher delinquency and charge-off rate than the Corporation's domestic credit card loan receivables. As a result, the Corporation generally charges higher interest rates on domestic other consumer loan receivables.

TABLE 5: DELINQUENT LOANS
(dollars in thousands)
                                         March 31, 2003     December 31, 2002
                                       -------------------  ------------------
                                            (unaudited)
Loan receivables:
Loan receivables outstanding.........  $ 27,425,271         $ 28,726,508
Loan receivables delinquent:
  30 to 59 days......................  $    343,236   1.25% $    439,911  1.53%
  60 to 89 days......................       230,421    .84       273,103   .95
  90 or more days....................       489,949   1.79       538,589  1.88
                                       ------------  -----  ------------ -----
      Total..........................  $  1,063,606   3.88% $  1,251,603  4.36%
                                       ============  =====  ============ =====
Loan receivables delinquent by
 geographic area:
  Domestic:
    Credit card......................  $    559,698   3.83% $    722,988  4.64%
    Other consumer...................       350,140   5.52       391,568  6.19
                                       ------------         ------------
      Total domestic.................       909,838   4.34     1,114,556  5.09
  Foreign............................       153,768   2.38       137,047  2.01
                                       ------------         ------------
      Total..........................  $  1,063,606   3.88  $  1,251,603  4.36
                                       ============         ============

Securitized loans:
Securitized loans outstanding........  $ 78,698,578         $ 78,531,334
Securitized loans delinquent:
  30 to 59 days......................  $  1,225,124   1.56% $  1,374,779  1.75%
  60 to 89 days......................       825,712   1.05       844,811  1.08
  90 or more days....................     1,911,963   2.43     1,758,318  2.24
                                       ------------  -----  ------------ -----
      Total..........................  $  3,962,799   5.04% $  3,977,908  5.07%
                                       ============  =====  ============ =====
Securitized loans delinquent by
 geographic area:
  Domestic:
    Credit card......................  $  3,261,003   5.12% $  3,248,814  5.09%
    Other consumer...................       377,783   6.66       401,469  7.07
                                       ------------         ------------
      Total domestic.................     3,638,786   5.25     3,650,283  5.25
  Foreign............................       324,013   3.46       327,625  3.65
                                       ------------         ------------
      Total..........................  $  3,962,799   5.04  $  3,977,908  5.07
                                       ============         ============


TABLE 5: DELINQUENT LOANS - CONTINUED
(dollars in thousands)
                                          March 31, 2003     December 31, 2002
                                       -------------------  ------------------
                                            (unaudited)
Managed loans:
Managed loans outstanding............  $106,123,849         $107,257,842
Managed loans delinquent:
  30 to 59 days......................  $  1,568,360   1.48% $  1,814,690  1.69%
  60 to 89 days......................     1,056,133   1.00     1,117,914  1.04
  90 or more days....................     2,401,912   2.26     2,296,907  2.15
                                       ------------  -----  ------------ -----
      Total..........................  $  5,026,405   4.74% $  5,229,511  4.88%
                                       ============  =====  ============ =====
Managed loans delinquent by
 geographic area:
  Domestic:
    Credit card......................  $  3,820,701   4.88% $  3,971,802  5.00%
    Other consumer...................       727,923   6.06       793,037  6.61
                                       ------------         ------------
      Total domestic.................     4,548,624   5.04     4,764,839  5.21
  Foreign............................       477,781   3.02       464,672  2.94
                                       ------------         ------------
      Total..........................  $  5,026,405   4.74  $  5,229,511  4.88
                                       ============         ============

A Customer's account may be re-aged to remove existing delinquency. The intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have clearly demonstrated both the ability and willingness to resume regular payments, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the Customer must also have made payments equal to a total of three minimum payments in the last 90 days, including one full minimum payment during the last 30 days. All re-age strategies are approved by senior management and the Loan Review Department. Re-ages can have the effect of delaying charge-offs. There were $207.9 million and $833.4 million of loan receivables and managed loans re-aged, respectively, during the three months ended March 31, 2003, compared to $369.6 million and $1.5 billion for the same period in 2002, respectively. Of those accounts that were re-aged during the three months ended March 31, 2002, approximately 20.9% returned to delinquency status and approximately 21.4% charged off by March 31, 2003.

Table 6 presents a reconciliation of the Corporation's loan receivables re-aged amounts to the managed re-aged amounts.

TABLE 6: RE-AGED AMOUNTS
(dollars in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                           (unaudited)

 Loan receivable re-aged amounts...................  $   207,855  $    369,608
 Securitized loan re-aged amounts.................       625,524     1,155,875
 Managed loan re-aged amounts.....................       833,379     1,525,483

The decreases in loan receivables, securitized, and managed re-aged amounts were primarily the result of several changes in re-age practices implemented by the Corporation during 2002 and the first quarter of 2003, which reduced the use of re-ages.

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties by offering them a renegotiated loan program, which includes either reducing their interest rate or placing them on nonaccrual status.

These other nonperforming loans are presented in Table 8 for the Corporation's loan receivables, securitized loans, and managed loans.

Other nonperforming loans as a percentage of the Corporation's loan receivables were 2.38% at March 31, 2003, as compared to 2.49% at December 31, 2002. Other nonperforming loans as a percentage of managed loans were 2.77% at March 31, 2003, as compared to 2.90% at December 31, 2002. The decreases are primarily the result of a reduction in the number of renegotiated loan programs offered to Customers.

Table 7 presents a reconciliation of the Corporation's other nonperforming loan receivables information to the other nonperforming managed loans information.

TABLE 7: OTHER NONPERFORMING LOANS
(dollars in thousands)
                                                      March 31,   December 31,
                                                        2003          2002
                                                    ------------  ------------
Loan receivables:                                    (unaudited)
Nonaccrual loans:
 Domestic:
   Credit card....................................  $     34,327  $     48,318
   Other consumer.................................         2,198         2,481
                                                    ------------  ------------
     Total domestic...............................        36,525        50,799
 Foreign..........................................         7,656         6,733
                                                    ------------  ------------
       Total......................................        44,181        57,532
Reduced-rate loans:
 Domestic:
   Credit card....................................       387,075       429,122
   Other consumer.................................       155,207       163,521
                                                    ------------  ------------
     Total domestic...............................       542,282       592,643
 Foreign..........................................        65,150        64,951
                                                    ------------  ------------
       Total......................................       607,432       657,594
                                                    ------------  ------------
   Total other nonperforming loans................  $    651,613  $    715,126
                                                    ============  ============
Other nonperforming loan receivables as a
 percentage of ending loan receivables............          2.38%         2.49%



TABLE 7: OTHER NONPERFORMING LOANS - CONTINUED
(dollars in thousands)
                                                      March 31,   December 31,
                                                        2003          2002
                                                    ------------  ------------
Securitized loans:                                   (unaudited)
Nonaccrual loans:
 Domestic:
   Credit card....................................  $    163,343  $    215,605
   Other consumer.................................         2,032         2,348
                                                    ------------  ------------
     Total domestic...............................       165,375       217,953
 Foreign..........................................        15,309        11,798
                                                    ------------  ------------
       Total......................................       180,684       229,751
Reduced-rate loans:
 Domestic:
   Credit card....................................     1,866,863     1,928,406
   Other consumer.................................       150,391       158,254
                                                    ------------  ------------
     Total domestic...............................     2,017,254     2,086,660
 Foreign..........................................        90,432        80,172
                                                    ------------  ------------
       Total......................................     2,107,686     2,166,832
                                                    ------------  ------------
   Total other nonperforming loans................  $  2,288,370  $  2,396,583
                                                    ============  ============
Other nonperforming securitized loan
 as a percentage of ending securitized loans......          2.91%         3.05%

Managed loans:
Nonaccrual loans:
 Domestic:
   Credit card....................................  $    197,670  $    263,923
   Other consumer.................................         4,230         4,829
                                                    ------------  ------------
     Total domestic...............................       201,900       268,752
 Foreign..........................................        22,965        18,531
                                                    ------------  ------------
       Total......................................       224,865       287,283
Reduced-rate loans:
 Domestic:
   Credit card....................................     2,253,938     2,357,528
   Other consumer.................................       305,598       321,775
                                                    ------------  ------------
     Total domestic...............................     2,559,536     2,679,303
 Foreign..........................................       155,582       145,123
                                                    ------------  ------------
       Total......................................     2,715,118     2,824,426
                                                    ------------  ------------
   Total other nonperforming loans................  $  2,939,983  $  3,111,709
                                                    ============  ============
Other nonperforming managed loans
 as a percentage of ending managed loans..........          2.77%         2.90%

NET CREDIT LOSSES

The Corporation's net credit losses include the principal amount of losses charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. Uncollectible accrued interest and fees are recognized by the Corporation through a reduction of the amount of interest income and fee income recognized in the current period that the Corporation does not expect to collect in subsequent periods by reducing the respective income captions, loan receivables, and accrued income receivable. The differences between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue were $312.2 million and $245.3 million for the three months ended March 31, 2003 and 2002, respectively. Fraud losses are recognized through a charge to other expense. The Corporation records current period recoveries on loans previously charged off in the reserve for possible credit losses. The Corporation sells charged-off loans and records the proceeds received from these sales as recoveries.

The Corporation's policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due, closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due, and bankrupt accounts within 60 days of receiving notification from the bankruptcy courts. The Corporation charges off deceased accounts when the loss is determined but not to exceed 180 days contractually past due.

Net credit losses for the three months ended March 31, 2003, were $350.2 million compared to $284.9 million for the same period in 2002. The increase in net credit losses for the three months ended March 31, 2003, reflects a weaker economy, the continuing seasoning of the Corporation's accounts, an increase in average loan receivables, and an increase in bankruptcies.

Net credit losses as a percentage of average loan receivables were 5.12% for the three months ended March 31, 2003, compared to 4.76% for the same period in 2002. The Corporation's managed net credit losses as a percentage of average managed loans for the three months ended March 31, 2003, were 5.47%, compared to 5.00% for the same period in 2002. Domestic credit card net credit losses as a percentage of average domestic credit card loan receivables were 4.81% for the three months ended March 31, 2003, as compared to 4.80% for the same period in 2002. Domestic other consumer net credit losses as a percentage of average domestic other consumer loan receivables were 8.11% for the three months ended March 31, 2003, as compared to 6.16% for the same period in 2002. In addition to the weakening of general economic conditions, domestic other consumer net credit losses reflect the higher credit risk associated with these products. Foreign net credit losses as a percentage of average foreign loan receivables were 2.96% for the three months ended March 31, 2003, as compared to 2.72% for the same period in 2002. The lower level of net credit losses on the Corporation's foreign loan receivables as compared to domestic loan receivables also reflects the growth in the Corporation's foreign loan receivables and the seasoning of those accounts as a higher percentage of newer, less seasoned accounts results in a lower charge-off ratio compared to a more seasoned portfolio.

Managed domestic credit card net credit losses as a percentage of average managed domestic credit card loans were 5.43% for the three months ended
March 31, 2003, as compared to 4.93% for the same period in 2002. Managed domestic other consumer net credit losses as a percentage of average managed domestic other consumer loans were 8.67% for the three months ended March 31, 2003, as compared to 7.10% for the same period in 2002. Managed foreign net credit losses as a percentage of average managed foreign loans were 3.26% for the three months ended March 31, 2003, as compared to 3.20% for the same period in 2002. The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loan receivables, which include the billed interest and fees for the corresponding period.

Table 8 presents a reconciliation of the Corporation's loan receivables net credit losses ratio to the managed net credit losses ratio.


TABLE 8: NET CREDIT LOSSES RATIO
(dollars in thousands)
                                      For the Three Months Ended March 31, 2003
                                                     (unaudited)
                                      -----------------------------------------
                                      Net Credit     Average Loans   Net Credit
                                        Losses        Outstanding    Loss Ratio
                                      ----------    --------------   ----------
Loans receivables:
  Domestic credit card..............  $  172,081    $   14,304,604      4.81%
  Domestic other consumer...........     128,376         6,334,958      8.11
                                      ----------    --------------
Total domestic loan receivables.....     300,457        20,639,562      5.82
  Foreign...........................      49,746         6,723,484      2.96
                                      ----------    --------------
    Total loan receivables..........  $  350,203    $   27,363,046      5.12
                                      ==========    ==============

Securitized loans:
  Domestic credit card..............  $  889,495    $   63,921,788      5.57%
  Domestic other consumer...........     132,070         5,686,618      9.29
                                      ----------    --------------
Total domestic securitized loans....   1,021,565        69,608,406      5.87
  Foreign...........................      78,730         9,061,332      3.48
                                      ----------    --------------
    Total securitized loans.........  $1,100,295    $   78,669,738      5.59
                                      ==========    ==============

Managed loans:
  Domestic credit card..............  $1,061,576    $   78,226,392      5.43%
  Domestic other consumer...........     260,446        12,021,576      8.67
                                      ----------    --------------
Total domestic managed loans........   1,322,022        90,247,968      5.86
  Foreign...........................     128,476        15,784,816      3.26
                                      ----------    --------------
Total managed loans ................  $1,450,498    $  106,032,784      5.47
                                      ==========    ==============
TABLE 8: NET CREDIT LOSSES RATIO - CONTINUED
(dollars in thousands)
                                      For the Three Months Ended March 31, 2002
                                                     (unaudited)
                                      -----------------------------------------
                                      Net Credit     Average Loans   Net Credit
                                        Losses        Outstanding    Loss Ratio
                                      ----------    --------------   ----------
Loans receivables:
  Domestic credit card.............   $  157,481    $   13,119,425      4.80%
  Domestic other consumer..........       96,513         6,264,887      6.16
                                      ----------    --------------
Total domestic loan receivables....      253,994        19,384,312      5.24
  Foreign..........................       30,940         4,549,493      2.72
                                      ----------    --------------
    Total loan receivables.........   $  284,934    $   23,933,805      4.76
                                      ==========    ==============
Securitized loans:
  Domestic credit card.............   $  747,643    $   60,377,361      4.95%
  Domestic other consumer..........      116,144         5,709,825      8.14
                                      ----------    --------------
Total domestic securitized loans...      863,787        66,087,186      5.23
  Foreign..........................       55,728         6,274,616      3.55
                                      ----------    --------------
    Total securitized loans........   $  919,515    $   72,361,802      5.08
                                      ==========    ==============
Managed loans:
  Domestic credit card.............   $  905,124    $   73,496,786      4.93%
  Domestic other consumer..........      212,657        11,974,712      7.10
                                      ----------    --------------
Total domestic managed loans.......    1,117,781        85,471,498      5.23
  Foreign..........................       86,668        10,824,109      3.20
                                      ----------    --------------
    Total managed loans............   $1,204,449    $   96,295,607      5.00
                                      ==========    ==============

RESERVE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The Corporation's reserve for possible credit losses increased to $1.2 billion at March 31, 2003, as compared to $1.1 billion at December 31, 2002. The provision for possible credit losses for the three months ended March 31, 2003, was $378.9 million, compared to $359.4 million for the same period in 2002.
The increase in the reserve for possible credit losses and the related provision for possible credit losses primarily reflects a weaker economy as demonstrated by the increase in the Corporation's net credit losses, and an increase in loan receivables.

The Corporation's projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the Corporation's loan receivables, bankruptcy laws or regulatory policies, and other factors could impact the Corporation's actual and projected net credit losses and the related reserve for possible credit losses.

The Corporation recorded acquired reserves for possible credit losses for loan portfolio acquisitions of $13.0 million for the three months ended March 31, 2003, as compared to $.9 million for the same period in 2002.

Table 9 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan receivables and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the reserve for possible credit losses.


TABLE 9:  RESERVE FOR POSSIBLE CREDIT LOSSES
(dollars in thousands)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                           (unaudited)
 Reserve for possible credit losses, beginning of
  period..........................................  $  1,111,299  $    833,423
   Reserves acquired..............................        12,951           937
   Provision for possible credit losses:
     Domestic.....................................       323,683       298,440
     Foreign......................................        55,194        60,953
                                                    ------------  ------------
         Total provision for possible credit
          losses..................................       378,877       359,393
   Foreign currency translation...................        (1,530)         (633)
   Credit losses:
     Domestic:
       Credit card................................      (183,357)     (167,393)
       Other consumer.............................      (135,921)     (101,000)
                                                    ------------  ------------
         Total domestic credit losses.............      (319,278)     (268,393)
     Foreign......................................       (56,675)      (34,983)
                                                    ------------  ------------
         Total credit losses......................      (375,953)     (303,376)
   Recoveries:
     Domestic:
       Credit card................................        11,276         9,912
       Other consumer.............................         7,545         4,487
                                                    ------------  ------------
         Total domestic recoveries................        18,821        14,399
     Foreign......................................         6,929         4,043
                                                    ------------  ------------
         Total recoveries.........................        25,750        18,442
                                                    ------------  ------------
   Net credit losses..............................      (350,203)     (284,934)
                                                    ------------  ------------
Reserve for possible credit losses, end of period.  $  1,151,394  $    908,186
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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At
March 31, 2003, and December 31, 2002, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 10, have been computed in accordance with regulatory accounting practices. No conditions or events have occurred since March 31, 2003, that have changed the Corporation's classification as "adequately capitalized" and the Bank's or MBNA Delaware's classification as "well-capitalized."

TABLE 10:  REGULATORY CAPITAL RATIOS

                                                                     Well-
                           March 31,   December 31,   Minimum    Capitalized
                              2003         2002     Requirements Requirements
                         ------------- ------------ ------------ ------------
                          (unaudited)
MBNA Corporation
Tier 1..................    16.81%        15.73%        4.00%         (a)
Total...................    20.74         19.65         8.00          (a)
Leverage................    18.54         18.55         4.00          (a)

MBNA America Bank, N.A.
Tier 1..................    13.90         12.58         4.00         6.00%
Total...................    17.80         16.41         8.00        10.00
Leverage................    15.99         15.81         4.00         5.00

MBNA America
 (Delaware), N.A.
Tier 1..................    27.37         28.06         4.00         6.00
Total...................    28.61         29.36         8.00        10.00
Leverage................    26.76         23.21         4.00         5.00

(a)  Not applicable for bank holding companies.

DIVIDEND LIMITATIONS

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation's Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation's revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation's preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on its common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation's junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation's Common Stock, or pay any interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the three months ended March 31, 2003, the Corporation declared dividends on its preferred stock of $3.5 million and on its common stock of $102.2 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 2003, the amount of undivided profits available for declaration and payment of dividends from the Bank to the Corporation was $3.0 billion. The Bank's payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation's senior syndicated revolving credit facility. This facility was not drawn upon at March 31, 2003. If this facility had been drawn upon at March 31, 2003, the amount of retained earnings available for declaration of dividends would have been limited to $2.1 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

LIQUIDITY AND RATE SENSITIVITY

The Corporation seeks to maintain prudent levels of liquidity, interest rate risk, and foreign currency exchange rate risk.

LIQUIDITY MANAGEMENT

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations mature, debt and deposits mature, and payments on other obligations are made. Because the characteristics of the Corporation's assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations, and other assets and liabilities. Table 11 provides a summary of the Corporation's estimated liquidity requirements at March 31, 2003.

TABLE 11: SUMMARY OF ESTIMATED LIQUIDITY REQUIREMENTS
          (dollars in thousands) (unaudited)

                                            Estimated Liquidity Requirements
                                                    at March 31, 2003
                                        --------------------------------------
                                           Within                    Within
                                           1 Year     1-3 Years     3 Years
                                        -----------  -----------  ------------
Deposits..............................  $18,188,924  $ 9,407,507  $ 27,596,431
Short-term borrowings.................    1,198,424            -     1,198,424
Long-term debt and bank
 notes (par value)....................    1,618,334    1,993,072     3,611,406
Securitized loans
 (investor principal).................    7,270,420   24,496,824    31,767,244
Minimum rental payments
 under noncancelable
 operating leases.....................       25,648       31,216        56,864
                                        -----------  -----------  ------------
  Total estimated
   liquidity requirements.............  $28,301,750  $35,928,619  $ 64,230,369
                                        ===========  ===========  ============

                                                         Over
                                         3-5 Years     5 Years       Total
                                        -----------  -----------  ------------
Deposits..............................  $ 3,974,666  $     7,951  $ 31,579,048
Short-term borrowings.................            -            -     1,198,424
Long-term debt and bank
 notes (par value)....................    2,738,802    3,165,127     9,515,335
Securitized loans
 (investor principal).................   29,253,387   16,138,055    77,158,686
Minimum rental payments
 under noncancelable
 operating leases.....................        9,134           79        66,077
                                        -----------  -----------  ------------
  Total estimated
   liquidity requirements.............  $35,975,989  $19,311,212  $119,517,570
                                        ===========  ===========  ============

The Corporation estimates that it will have $28.3 billion in liquidity requirements within the next year. These requirements include $18.2 billion in deposits and $7.3 billion related to certain securitization transactions that will enter their scheduled amortization period.

Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature. Therefore, the Corporation anticipates the net cash outflow related to deposits within the next year will be significantly less than reported above. At March 31, 2003, the Corporation funded 74.2% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during the remainder of 2003.

The consumer asset-backed securitization market in the United States exceeded $1.5 trillion at March 31, 2003, with approximately $106 billion of asset-backed securities issued during the three months ended March 31, 2003. An additional $45 billion of consumer asset-backed securities were issued in European markets during the three months ended March 31, 2003. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation's loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan principal receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Corporation's consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources.

In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation's statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth, and meet the regulatory capital requirements.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended March 31, 2003, the Corporation issued 6.1 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 6.1 million common shares for $100.7 million. The Corporation received $3.6 million in proceeds from the exercise of stock options for the three months ended March 31, 2003.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuances, and uses securitization of the Corporation's loan receivables as a major funding alternative. In addition, further liquidity is provided to the Corporation through committed credit facilities.

Total deposits at March 31, 2003, and December 31, 2002, were $31.6 billion and $30.6 billion, respectively. The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources. Total deposits increased as a result of increased consumer demand for deposit products and attractive pricing relative to other investment opportunities. The Corporation's ratio of average receivables to average deposits was 87.91% for the three months ended March 31, 2003, as compared to 87.87% for the same period in 2002. The slight increase in the ratio of average loan receivables to average deposits for the three months ended March 31, 2003, as compared to the same period in 2002, is primarily the result of a larger increase of average receivables than average deposits.

Table 12 provides the maturities of the Corporation's deposits at March 31, 2003.

TABLE 12: MATURITIES OF DEPOSITS AT MARCH 31, 2003
(dollars in thousands) (unaudited)
                                         Direct        Other         Total
                                        Deposits      Deposits      Deposits
                                      ------------  ------------  ------------

One year or less....................  $ 14,941,642  $  3,247,282  $ 18,188,924
Over one year through two years.....     3,555,024     2,141,794     5,696,818
Over two years through three years..     1,987,657     1,723,032     3,710,689
Over three years through four years.       797,936     1,020,953     1,818,889
Over four years through five years..     1,397,776       758,001     2,155,777
Over five years.....................         7,951             -         7,951
                                      ------------  ------------  ------------
  Total deposits....................  $ 22,687,986  $  8,891,062  $ 31,579,048
                                      ============  ============  ============

Direct deposits are deposits marketed to and received from individual Customers without the use of a third-party intermediary. Other deposits are deposits generally obtained through the use of a third-party intermediary. Included in the Corporation's other deposits at March 31, 2003, and December 31, 2002, were brokered deposits of $8.4 billion and $8.3 billion, representing 26.5% and 27.1% of total deposits, respectively. If these brokered deposits were not renewed at maturity, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to "well capitalized" insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to "adequately capitalized" institutions. At March 31, 2003, the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. Based on the Corporation's historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation's direct deposits.

The Corporation also held $4.0 billion in investment securities and $7.9 billion of money market instruments at March 31, 2003, compared to $4.1 billion in investment securities and $5.3 billion in money market instruments at December 31, 2002. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at March 31, 2003, $2.0 billion are anticipated to mature within 12 months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.6 billion at March 31, 2003, and $3.7 billion at December 31, 2002. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Money market instruments increased at March 31, 2003, from December 31, 2002, to provide liquidity to support portfolio acquisition activity and anticipated loan growth. Also, during the three months ended
March 31, 2003, the Corporation increased its liquidity position in anticipation of possible market disruptions due to uncertainty created by world events and capital market conditions. Estimated maturities of the Corporation's investment securities are presented in Table 13.

TABLE 13: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 2003
(dollars in thousands) (unaudited)

                                          Estimated Maturity
                           --------------------------------------------------
                            Within 1      1-5     6-10     Over
                              Year       Years    Years  10 Years    Total
                           ---------- ---------- ------- -------- -----------
AVAILABLE-FOR-SALE
U.S. Treasury and
 other U.S. government
 agencies obligations....  $1,231,770 $  668,104 $    -  $      - $ 1,899,874
State and political
 subdivisions of the
 United States...........     100,660          -      -         -     100,660
Asset-backed and other
 securities..............     711,478    864,987  22,470    1,630   1,600,565
                           ---------- ---------- ------- -------- -----------
  Total investment
   securities available-
   for-sale..............  $2,043,908 $1,533,091 $22,470 $  1,630 $ 3,601,099
                           ========== ========== ======= ======== ===========
HELD-TO-MATURITY
U.S. Treasury and other
 U.S. government agencies
 obligations.............  $        - $        - $     - $383,652 $   383,652
State and political
 subdivisions of the
 United States...........           -        150     649    6,165       6,964
Asset-backed and other
 securities..............       1,000      1,000       -    9,627      11,627
                           ---------- ---------- ------- -------- -----------
  Total investment
   securities held-to-
   maturity..............  $    1,000 $    1,150 $   649 $399,444 $   402,243
                           ========== ========== ======= ======== ===========


TABLE 13: SUMMARY OF INVESTMENT SECURITIES AT MARCH 31, 2003 - CONTINUED (dollars in thousands) (unaudited)
                                     Amortized    Market
                                       Cost       Value
                                    ----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury and other U.S.
 government agencies obligations..  $1,879,379  $1,899,874
State and political subdivisions
 of the United States.............     100,660     100,660
Asset-backed and other securities.   1,590,817   1,600,565
                                    ----------  ----------
  Total investment securities
   available-for-sale.............  $3,570,856  $3,601,099
                                    ==========  ==========
HELD-TO-MATURITY
U.S. Treasury and other U.S.
 government agencies obligations..  $  383,652  $  391,268
State and political subdivisions
 of the United States.............       6,964       7,147
Asset-backed and other securities.      11,627      11,617
                                    ----------  ----------
  Total investment securities
   held-to-maturity...............  $  402,243  $  410,032
                                    ==========  ==========

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to the change in earnings resulting from fluctuations in interest rates, variability in the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, and the differences in repricing intervals between assets and liabilities. Interest rate changes also impact the estimated value of the interest-only strip receivable and other-interest earning assets, and securitization income. The management of interest rate sensitivity attempts to maximize earnings by minimizing any negative impacts of changing market rates, asset and liability mix, and prepayment trends. Interest rate sensitive assets/liabilities have yields/rates that can change within a designated time period as a result of their maturity, a change in an underlying index rate, or the contractual ability of the Corporation to change the yield/rate.

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

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at March 31, 2003, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $57 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately
$57 million in projected net income during the next 12 months.

These assumptions are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results as a result of timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset the Corporation's potential exposure, among other factors. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past; its ability to do so in the future will depend on changes in interest rates, market conditions, and other factors.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities.
The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged.
The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At
March 31, 2003, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $135 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

ASSET SECURITIZATION

Asset securitization is the process whereby loan principal receivables are converted into securities normally referred to as asset-backed securities. The securitization of the Corporation's loan principal receivables is accomplished through the public and private issuance of asset-backed securities and is accounted for in accordance with Statement No. 140. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the transfer of loan principal receivables to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables, while the Corporation retains the remaining undivided interest and is entitled to specific cash flows allocable to that retained interest. As loan principal receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of loans securitized.

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

In a credit card securitization, the account relationships are not sold to the securitization trust. The Corporation retains ownership of the account relationship, including the right to change the terms of the account and the right to additional principal receivables generated by the account. During a securitization's revolving period, the Corporation agrees to sell the additional principal receivables to the trusts until the trusts begin using principal collections to make payments to investors. When the revolving period of the securitization ends, the account relationship between the Corporation and the Customer continues.

The undivided interests in the trusts sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation's securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trusts provides credit enhancement, in the form of subordination, to the more senior, higher-rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of the above described subordinated classes. The Corporation receives a servicing fee for servicing the loans.

The trusts are qualified special purpose entities as defined under Statement No. 140. To meet the criteria to be considered a qualifying special purpose entity, a trust must be demonstrably distinct from the Corporation and have activities that are significantly limited and entirely specified in the legal documents that established the trust. The Corporation cannot change the activities that the trust can perform. These activities may only be changed by a majority of the beneficial interest holders not including the Corporation. As qualifying special purpose entities under Statement No. 140, the trusts' assets and liabilities are not consolidated in the Corporation's statements of financial condition. The trusts are administered by an independent trustee.

During the revolving period, which normally ranges from 24 months to 120 months, the trust makes no principal payments to the investors in the securitization. Instead, during the revolving period, the trust uses principal payments received from Customers, which pay off the loan principal receivables that were sold to the trust, to purchase for the trust from the Corporation new loan principal receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investors' undivided interest remains unchanged. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust uses principal payments to pay the investors, the Corporation's on-balance-sheet loan receivables increase by the amount of any new loans on the Customer accounts because the trust is no longer purchasing new loan receivables from the Corporation.

The Corporation maintains retained interests in its securitization transactions, which are included in accounts receivable from securitization in the Corporation's consolidated statements of financial condition. The investors and providers of credit enhancement had a lien on a portion of these retained interests of $1.1 billion and $1.2 billion at March 31, 2003, and December 31, 2002, respectively. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

IMPACT OF SECURITIZATION TRANSACTIONS ON THE CORPORATION'S RESULTS

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation's results on a managed basis. Managed data assumes the Corporation's securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation's owned loans. Management, equity and debt analysts, rating agencies, and others evaluate the Corporation's operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation's owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions.

When adjusted for the effects of securitization, the Corporation's managed data may be reconciled to its consolidated financial statements. This securitization adjustment reclassifies interest income, interchange income, credit card and other consumer loan fees, insurance income, recoveries on charged-off securitized loan principal receivables in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income.

Table 14 reconciles income statement data for the period to managed net interest income, managed provision for possible credit losses, and managed other operating income.


TABLE 14:  RECONCILIATION OF INCOME STATEMENT DATA FOR THE PERIOD TO
            MANAGED NET INTEREST INCOME, MANAGED PROVISION FOR POSSIBLE CREDIT LOSSES, AND MANAGED OTHER OPERATING INCOME
             (dollars in thousands)

                                                              For the
                                                        Three Months Ended
                                                             March 31,
                                                        2003          2002
                                                    ------------  ------------
                                                            (unaudited)

NET INTEREST INCOME:

Net interest income................................ $    555,596  $    513,276
Securitization adjustments.........................    1,897,116     1,761,797
                                                    ------------  ------------
Managed net interest income........................ $  2,452,712  $  2,275,073
                                                    ============  ============

PROVISION FOR POSSIBLE CREDIT LOSSES:

Provision for possible credit losses............... $    378,877  $    359,393
Securitization adjustments.........................    1,100,295       919,515
                                                    ------------  ------------
Managed provision for possible credit losses....... $  1,479,172  $  1,278,908
                                                    ============  ============

OTHER OPERATING INCOME:

Other operating income............................. $  1,788,009  $  1,596,266
Securitization adjustments.........................     (796,821)     (842,282)
                                                    ------------  ------------
Managed other operating income..................... $    991,188  $    753,984
                                                    ============  ============

Managed net interest income was $2.5 billion for the three months ended
March 31, 2003, as compared to $2.3 billion for the same period in 2002. The increase in managed net interest income for the three months ended March 31, 2003, was primarily a result of an increase in average managed interest-earning assets of $12.0 billion for the three months ended March 31, 2003, combined with a decrease in the rate paid on average managed interest-bearing liabilities of 52 basis points for the three months ended March 31, 2003, partially offset by a decrease in the yield earned on average managed interest earning assets of 82 basis points. The increase in average managed interest-earning assets is primarily the result of the increase in average managed loans. The decrease in the yield earned on average managed interest-earning assets was primarily the result of lower average promotional and other interest rates offered to attract and retain Customers and to grow managed loans. The decrease in the rate paid on average managed interest-bearing liabilities was a result of actions by the FOMC throughout 2001 and in the fourth quarter of 2002, that impacted overall market interest rates.

The Corporation's managed net interest margin, on a fully taxable equivalent basis, was 8.55% for the three months ended March 31, 2003, as compared to 8.84% for the same period in 2002. The managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of managed average total interest-earning assets. The 29 basis point decrease in the managed net interest margin for the three months ended March 31, 2003, was primarily the result of the yield earned on managed average interest-earning assets decreasing more than the rate paid on managed average interest-bearing liabilities combined with the increase in managed average interest-earning assets. The net interest margin is reconciled to the managed net interest margin in Table 15.

The managed provision for possible credit losses increased $200.3 million, or 15.7% during the three months ended March 31, 2003, as compared to the same period in 2002. The increase in the managed provision for possible credit losses was primarily the result of increases in the Corporation's managed net credit losses and managed loans.

Managed other operating income was $991.2 million for the three months ended March 31, 2003, as compared to $754.0 million for the same period in 2002. The increase in managed other operating income was primarily the result of the gains from securitization activity, including the changes in fair value of the interest-only strip receivable combined with an increase in credit card fees and other consumer loan fees, insurance, and interchange income.


TABLE 15:  RECONCILIATION OF THE NET INTEREST MARGIN RATIO
           TO THE MANAGED NET INTEREST MARGIN RATIO
            (dollars in thousands)

                                          For the three months ended
                                                 March 31, 2003
                                                   (unaudited)

                                       Average      Net Interest  Net Interest
                                    Earning Assets     Income     Margin Ratio
                                    --------------  ------------  ------------
NET INTEREST MARGIN (a):

Investment securities and money
 market instruments...............  $   10,262,295
Other interest-earning assets.....       3,800,002
Loan receivables (b)..............      27,363,046
                                    --------------
  Total...........................  $   41,425,343  $    555,813        5.44%
                                    ==============

SECURITIZATION ADJUSTMENTS:

Investment securities and money
 market instruments...............  $            -
Other interest-earning assets.....      (3,732,987)
Securitized loans.................      78,669,738
                                    --------------
  Total...........................  $   74,936,751  $  1,897,116       10.27%
                                    ==============

MANAGED NET INTEREST MARGIN (a):

Investment securities and money
 market instruments...............  $   10,262,295
Other interest-earning assets.....          67,015
Managed loans.....................     106,032,784
                                    --------------
  Total...........................  $  116,362,094  $  2,452,929        8.55%
                                    ==============




TABLE 15:  RECONCILIATION OF THE NET INTEREST MARGIN RATIO
           TO THE MANAGED NET INTEREST MARGIN RATIO - CONTINUED
            (dollars in thousands)

                                           For the three months ended
                                                 March 31, 2002
                                                   (unaudited)

                                       Average      Net Interest  Net Interest
                                    Earning Assets     Income     Margin Ratio
                                    --------------  ------------  ------------
NET INTEREST MARGIN (a):

Investment securities and money
 market instruments...............  $    8,020,576
Other interest-earning assets.....       3,896,774
Loan receivables (b)..............      23,933,805
                                    --------------
  Total...........................  $   35,851,155  $    513,533        5.81%
                                    ==============

SECURITIZATION ADJUSTMENTS:

Investment securities and money
 market instruments ..............  $            -
Other interest-earning assets.....      (3,836,092)
Securitized loans.................      72,361,802
                                    --------------
  Total...........................  $   68,525,710  $  1,761,797       10.43%
                                    ==============

MANAGED NET INTEREST MARGIN (a):

Investment securities and money
 market instruments...............  $    8,020,576
Other interest-earning assets.....          60,682
Managed loans.....................      96,295,607
                                    --------------
  Total...........................  $  104,376,865  $  2,275,330        8.84%
                                    ==============

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended March 31, 2003, and 2002 was $217 and $257, respectively.
(b) Loan receivables include loans held for securitization and the loan portfolio.

SECURITIZATION TRANSACTION ACTIVITY

During the three months ended March 31, 2003, the Corporation securitized credit card loan principal receivables totaling $2.8 billion, including the securitization of 500.0 million pounds sterling (approximately $790.0 million) by MBNA Europe. The total amount of securitized loans was $78.7 billion or 74.2% of managed loans at March 31, 2003, compared to $78.5 billion or 73.2% at December 31, 2002. The total amount of securitized domestic credit card loans was 81.3% of managed domestic credit card loans at March 31, 2003, as compared to 80.4% at December 31, 2002. Securitized domestic other consumer loans were 47.2% of managed domestic other consumer loans at March 31, 2003, as compared to 47.3% at December 31, 2002. Securitized foreign loans were 59.2% of managed foreign loans at March 31, 2003, as compared to 56.8% at December 31, 2002.

During the three months ended March 31, 2003, there was an increase of $2.6 billion in the Corporation's loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. The Corporation's loan portfolio is expected to increase an additional $5.9 billion during 2003 as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity.

Table 16 presents the Corporation's securitized loans distribution.

TABLE 16:  SECURITIZED LOANS DISTRIBUTION
(dollars in thousands)
                                                     March 31,   December 31,
                                                       2003          2002
                                                   ------------  ------------
                                                    (unaudited)
 Securitized Loans
   Domestic:
     Credit card.................................  $ 63,668,298  $ 63,886,876
     Other consumer..............................     5,675,671     5,677,908
                                                   ------------  ------------
       Total domestic securitized loans..........    69,343,969    69,564,784

   Foreign:
     Credit card.................................     9,354,609     8,966,550
                                                   ------------  ------------
Total securitized loans..........................  $ 78,698,578  $ 78,531,334
                                                   ============  ============

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange income, charged-off loan recoveries, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the interest rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur.

Table 17 presents summarized yields for each trust for the three months ended March 31, 2003. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.


TABLE 17: SECURITIZATION TRUST YIELDS IN EXCESS OF MINIMUM YIELD DATA (a) (dollars in thousands)
                                                  Number      Average   Average
                                     Investor    of Series  Annualized  Minimum
                                     Principal   in Trust      Yield     Yield
                                    -----------  ---------  ----------  -------
                                                    (unaudited)

MBNA Master Credit Card Trust II..  $35,809,757      49       17.68%     9.88%
UK Receivables Trust..............    3,631,071       8       19.76     11.53
Gloucester Credit Card Trust......    2,010,573       8       19.89      9.64
MBNA Master Consumer Loan Trust...    5,560,278       3          (b)       (b)
MBNA Triple A Master Trust........    2,000,000       2       17.13      9.40
MBNA Credit Card Master Note
 Trust (c)........................   24,094,025      43       17.77      9.82
UK Receivables Trust II...........    3,552,982       5       18.02     10.92
Multiple Asset Note Trust.........      500,000       1       17.89      8.57

                                           Yield in Excess of Minimum Yield (a)
                                           ------------------------------------
                                                               Series Range
                                                Weighted   --------------------
                                                Average      High        Low
                                               ----------  ---------  ---------
                                                          (unaudited)
MBNA Master Credit Card Trust II..                7.80%       8.16%      4.52%
UK Receivables Trust..............                8.23        9.18       5.96
Gloucester Credit Card Trust......               10.25       10.86       9.78
MBNA Master Consumer Loan Trust...                  (b)         (b)        (b)
MBNA Triple A Master Trust........                7.73        7.73       7.73
MBNA Credit Card Master Note
 Trust (c)........................                7.95        7.95       7.95
UK Receivables Trust II...........                7.10        7.20       7.04
Multiple Asset Note Trust.........                9.32        9.32       9.32

(a) The Yield in Excess of Minimum Yield represents the trust's average annualized yield less its average minimum yield.
(b) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from Table 17.
(c) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries, MBNA Credit Card Master Note Trust issues specific classes of notes which contribute on a prorated basis to the calculation of the average yield in excess of minimum. This average yield in excess of minimum yield impacts the distribution of principal to investors of all classes within the MBNAseries.





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










PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In November 2001, the court gave preliminary approval to the settlement of this suit for an estimated $18.0 million, including fees and costs. On April 10, 2003 the court approved the settlement.

Several U.S. merchants have filed class action suits against MasterCard International Incorporated ("MasterCard") and Visa U.S.A., Inc. ("Visa") under U.S. federal antitrust law. The Corporation and its affiliates are not parties to these suits. However, the Corporation's banking subsidiaries, including the Bank are member banks of MasterCard and Visa and thus may be affected by these suits. The following description of the suits is based primarily on MasterCard Incorporated's disclosure in its annual report on Form 10-K for the year ended December 31, 2002.

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International Inc. ("MasterCard") and Visa U.S.A. Inc. ("Visa"). Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard's and Visa's rules requiring merchants who accept their credit cards for payment to accept their debit cards. The plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards and have conspired to monopolize the point-of-sale debit card market. The plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangements and monopolization practices. There are related consumer class actions pending in two state courts that have been stayed pending developments in the merchants' suits. MasterCard and Visa have denied the merchants' allegations. In April 2003, MasterCard and Visa announced they had agreed to settle the suits brought by the retailers, subject to execution of a final settlement agreement and review and approval of the settlements by the district court. MasterCard agreed to pay into a settlement fund approximately $1 billion over ten years and Visa agreed to pay approximately $2 billion over ten years. The associations also agreed to certain reductions in the interchange rate for debit cards, and agreed to change their rules to allow merchants who accept their credit cards for payment to not accept their debit cards.

The Corporation and its affiliates are not a party to these suits and therefore will not be directly liable for any amount related to these suits, including the settlement amounts described above. Also, the Corporation's banking subsidiaries have issued only credit cards and not debit cards, and it is the acceptance of debit cards which is at issue in these suits. Based on publicly available information concerning the settlements, the Corporation does not anticipate that the terms of the settlements as currently proposed will have a significant effect on the Corporation or its banking subsidiaries.

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





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of the Stockholders of MBNA Corporation was held on May 6, 2003.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:
                                                       Number of Votes
                                                -----------------------------
                                                     For          Withheld
                                                -------------  --------------

James H. Berick, Esq..........................  1,094,274,456    64,736,867
Charles M. Cawley.............................  1,126,420,616    32,590,707
Benjamin R. Civiletti, Esq....................  1,093,962,050    65,049,273
William L. Jews...............................  1,094,415,546    64,595,777
Norma Lerner..................................  1,125,970,078    33,041,245
Randolph D. Lerner, Esq.......................  1,126,034,924    32,976,399
Stuart L. Markowitz, M.D......................  1,094,293,235    64,718,088
William B. Milstead...........................  1,102,785,280    56,226,043
Michael Rosenthal, Ph.D.......................  1,094,191,733    64,819,590

The Corporation had 1,277,671,875 shares entitled to vote.

The stockholders approved a stockholder proposal urging the Board of Directors to adopt a policy that the cost of employee and director stock options be recognized in the Corporation's income statement. The Board of Directors opposed the proposal. There were 502,322,363 affirmative votes, 461,590,972 negative votes, and 24,051,621 abstentions.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index of Exhibits

   Exhibit                               Description of Exhibit
   -------                -----------------------------------------------------

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)

    99.1                   Section 906 Chief Executive Officer Certification

    99.2                   Section 906 Chief Financial Officer Certification

b.  Reports on Form 8-K

 1. Report dated January 23, 2003, reporting MBNA Corporation's earnings release for the fourth quarter of 2002.

 2. Report dated January 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA America Bank, N.A. for its loan receivables and managed loans for January 2003.

 3. Report dated February 4, 2003, reporting the securitization of $200.0 million of credit card loan receivables by MBNA America Bank, N.A.

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

 8. Report dated March 6, 2003, reporting the securitization of 500.0 million pounds sterling of credit card loan receivables by MBNA Europe Bank Limited.

 9. Report dated March 26, 2003, reporting the securitization of $1.0 billion of credit card loan receivables by MBNA America Bank, N.A.

10. Report dated March 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation for its loan receivables and managed loans for March 2003.

11. Report dated March 31, 2003, reporting that Vernon H.C. Wright has been appointed as Chief Financial Officer of MBNA Corporation, succeeding
    M. Scot Kaufman.

12. Report dated April 10, 2003, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

13. Report dated April 23, 2003, reporting MBNA Corporation's earnings release for the first quarter of 2003.

14. Report dated April 30, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation for its loan receivables and managed loans for April 2003.

15. Report dated May 7, 2003, reporting the securitization of CAD$350.0 million of credit card loan receivables by MBNA Canada Bank.

16. Report dated May 8, 2003, reporting the securitization of $175.0 million of credit card loan receivables by MBNA America Bank, N.A.












                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MBNA CORPORATION

Date:  May 15, 2003                    By: /s/    Vernon H.C. Wright
                                           -------------------------------
                                                  Vernon H.C. Wright
                                               Chief Financial Officer




















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


Date:   May 15, 2003                       /s/      Charles M. Cawley
                                           -------------------------------
                                                    Charles M. Cawley
                                                 Chief Executive Officer




















Chief Financial Officer Certification

I, Vernon H.C. Wright, Chief Financial Officer of MBNA Corporation, certify that:

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

Date:  May 15, 2003                        /s/    Vernon H.C. Wright
                                           -------------------------------
                                                  Vernon H.C. Wright
                                               Chief Financial Officer




















EXHIBIT 12: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
             PREFERRED STOCK DIVIDEND REQUIREMENTS
             (dollars in thousands)

                                                    For the Three months Ended
                                                            March 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
                                                          (unaudited)
INCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    676,853  $    583,454
Fixed charges....................................       392,798       405,709
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (3,377)       (1,753)
                                                   ------------  ------------
Earnings, for computation purposes...............  $  1,066,274  $    987,410
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on deposits, short-term borrowings,
 and long-term debt and bank notes, expensed or
 capitalized.....................................  $    392,046  $    404,342
Portion of rents representative of the interest
 factor..........................................           752         1,367
                                                   ------------  ------------
Fixed charges....................................       392,798       405,709
Preferred stock dividend requirements............         5,502         5,546
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, including interest on deposits,
 for computation purposes........................  $    398,300  $    411,255
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 including interest on deposits..................          2.68          2.40



                                                   For the Three months Ended
                                                            March 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
                                                          (unaudited)
EXCLUDING INTEREST ON DEPOSITS

Earnings:
Income before income taxes.......................  $    676,853  $    583,454
Fixed charges....................................        99,936        82,094
Interest capitalized during period, net of
 amortization of previously capitalized interest.        (3,382)       (1,758)
                                                   ------------  ------------
Earnings, for computation purposes...............  $    773,407  $    663,790
                                                   ============  ============
Fixed Charges and Preferred Stock Dividend
 Requirements:
Interest on short-term borrowings and long-term
 debt and bank notes, expensed or capitalized....  $     99,184  $     80,727
Portion of rents representative of the interest
 factor..........................................           752         1,367
                                                   ------------  ------------
Fixed charges....................................        99,936        82,094
Preferred stock dividend requirements............         5,502         5,546
                                                   ------------  ------------
Fixed charges and preferred stock dividend
 requirements, excluding interest on deposits,
 for computation purposes........................  $    105,438  $     87,640
                                                   ============  ============
Ratio of earnings to combined fixed charges and
 preferred stock dividend requirements,
 excluding interest on deposits..................          7.34          7.57

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










                                                                  Exhibit 99.1


This certification is being furnished to the Securities and Exchange Commission solely in connection with Section 1350 of Chapter 63 of title 18, United States Code, "Failure of corporate officers to certify financial reports", and is not being filed as part of MBNA Corporation's Form 10-Q for the period ended March 31, 2003 accompanying this certification.

I, Charles M. Cawley, Chief Executive Officer of MBNA Corporation, certify that MBNA Corporation's Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MBNA Corporation.


Date:   May 15, 2003                       /s/      Charles M. Cawley
                                           -------------------------------
                                                    Charles M. Cawley
                                                 Chief Executive Officer










                                                                  Exhibit 99.2


This certification is being furnished to the Securities and Exchange Commission solely in connection with Section 1350 of Chapter 63 of title 18, United States Code, "Failure of corporate officers to certify financial reports", and is not being filed as part of MBNA Corporation's Form 10-Q for the period ended March 31, 2003 accompanying this certification.

I, Vernon H.C. Wright, Chief Financial Officer of MBNA Corporation, certify that MBNA Corporation's Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MBNA Corporation.


Date:  May 15, 2003                    By: /s/    Vernon H.C. Wright
                                           -------------------------------
                                                  Vernon H.C. Wright
                                               Chief Financial Officer


- 40 -

- 1 -