Form 10-Q
period 2003-06-30
MBNA CORP
filed 2003-08-13
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

Commission file number 1-10683

MBNA Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-1713008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wilmington, Delaware	19884-0131
(Address of principal executive offices)	(Zip Code)

(800) 362-6255
(Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value – 1,277,671,875 Shares Outstanding as of June 30, 2003

MBNA CORPORATION AND SUBSIDIARIES

Item 1.
MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2003	2002
	(unaudited)

ASSETS
Cash and due from banks	$846,419	$721,972
Interest-earning time deposits in other banks	4,593,167	3,703,052
Federal funds sold	3,365,000	1,645,000
Investment securities:
Available-for-sale (amortized cost of $3,395,358 and $3,617,505 at June 30, 2003, and December 31, 2002, respectively)	3,418,900	3,655,808
Held-to-maturity (market value of $398,978 and $428,472 at June 30, 2003, and December 31, 2002, respectively)	386,100	419,760
Loans held for securitization	10,472,305	11,029,627
Loan portfolio:
Credit card	10,448,174	9,484,115
Other consumer	8,367,900	8,212,766

Total loan portfolio	18,816,074	17,696,881
Reserve for possible credit losses	(1,175,256)	(1,111,299)

Net loan portfolio	17,640,818	16,585,582
Premises and equipment, net	2,577,999	2,519,101
Accrued income receivable	334,051	371,089
Accounts receivable from securitization	7,816,775	6,926,876
Intangible assets, net	3,189,219	3,188,501
Prepaid expenses and deferred charges	493,378	412,609
Other assets	2,073,022	1,677,769

Total assets	$57,207,153	$52,856,746

LIABILITIES
Deposits:
Time deposits	$22,616,598	$22,079,031
Money market deposit accounts	8,087,533	7,520,119
Noninterest-bearing deposits	2,283,712	915,687
Interest-bearing transaction accounts	45,031	45,414
Savings accounts	119,665	55,965

Total deposits	33,152,539	30,616,216
Short-term borrowings	1,237,378	1,250,103
Long-term debt and bank notes	10,475,695	9,538,173
Accrued interest payable	289,617	286,158
Accrued expenses and other liabilities	2,224,548	2,064,777

Total liabilities	47,379,777	43,755,427

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at June 30, 2003, and December 31, 2002)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,277,671,875 shares issued and outstanding at June 30, 2003, and December 31, 2002)	12,777	12,777
Additional paid-in capital	2,163,867	2,296,568
Retained earnings	7,471,467	6,707,162
Accumulated other comprehensive income	179,179	84,726

Total stockholders' equity	9,827,376	9,101,319

Total liabilities and stockholders' equity	$57,207,153	$52,856,746

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Interest Income
Loan portfolio	$569,255	$503,199	$1,086,418	$954,201
Loans held for securitization	256,093	251,454	550,985	560,030
Investment securities:
Taxable	28,042	34,415	58,424	68,902
Tax-exempt	390	522	751	979
Time deposits in other banks	21,241	13,192	39,378	23,808
Federal funds sold	9,612	6,962	17,566	17,913
Other interest income	75,282	85,874	150,420	185,486

Total interest income	959,915	895,618	1,903,942	1,811,319

Interest Expense
Deposits	286,354	304,944	579,216	628,559
Short-term borrowings	9,812	9,030	20,130	20,528
Long-term debt and bank notes	84,581	76,827	169,832	144,139

Total interest expense	380,747	390,801	769,178	793,226

Net Interest Income	579,168	504,817	1,134,764	1,018,093
Provision for possible credit losses	345,603	274,932	724,480	634,325

Net interest income after provision for possible credit losses	233,565	229,885	410,284	383,768

Other Operating Income
Securitization income	1,527,907	1,350,111	3,003,407	2,704,560
Interchange	101,034	87,595	190,700	162,514
Credit card fees	121,093	98,405	247,877	191,425
Other consumer loan fees	28,987	27,321	55,062	51,981
Insurance	55,841	40,958	109,328	86,767
Other	16,942	29,239	33,439	32,648

Total other operating income	1,851,804	1,633,629	3,639,813	3,229,895
Other Operating Expense
Salaries and employee benefits	512,238	465,256	1,038,692	944,214
Occupancy expense of premises	44,695	43,495	87,943	84,153
Furniture and equipment expense	86,203	82,548	173,667	162,290
Other	591,932	550,066	1,222,641	1,117,403

Total other operating expense	1,235,068	1,141,365	2,522,943	2,308,060

Income Before Income Taxes	850,301	722,149	1,527,154	1,305,603
Applicable income taxes	306,959	264,307	551,303	477,851

Net Income	$543,342	$457,842	$975,851	$827,752

Earnings Per Common Share	$.42	$.36	$.76	$.64
Earnings Per Common Share—Assuming Dilution	.42	.35	.75	.63

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts)
(unaudited)

	Outstanding Shares

	Preferred (000)	Common (000)	Preferred Stock	Common Stock

Balance, December 31, 2002	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.16 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	18,293	-	183
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(18,293)	-	(183)

Balance, June 30, 2003	8,574	1,277,672	$86	$12,777

Balance, December 31, 2001	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.13 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	21,657	-	217
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(21,657)	-	(217)

Balance, June 30, 2002	8,574	1,277,672	$86	$12,777

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2002	$2,296,568	$6,707,162	$84,726	$9,101,319
Comprehensive income:
Net income	-	975,851	-	975,851
Other comprehensive income, net of tax	-	-	94,453	94,453

Comprehensive income				1,070,304

Cash dividends:
Common - $.16 per share	-	(204,514)	-	(204,514)
Preferred	-	(7,032)	-	(7,032)
Exercise of stock options and other awards	139,207	-	-	139,390
Stock-based compensation tax benefit	40,271	-	-	40,271
Amortization of deferred compensation expense	43,891	-	-	43,891
Acquisition and retirement of common stock	(356,070)	-	-	(356,253)

Balance, June 30, 2003	$2,163,867	$7,471,467	$179,179	$9,827,376

Balance, December 31, 2001	$2,529,563	$5,304,725	$(48,433)	$7,798,718
Comprehensive income:
Net income	-	827,752	-	827,752
Other comprehensive income, net of tax	-	-	60,163	60,163

Comprehensive income				887,915

Cash dividends:
Common - $.13 per share	-	(170,400)	-	(170,400)
Preferred	-	(7,116)	-	(7,116)
Exercise of stock options and other awards	119,881	-	-	120,098
Stock-based compensation tax benefit	118,126	-	-	118,126
Amortization of deferred compensation expense	28,604	-	-	28,604
Acquisition and retirement of common stock	(536,561)	-	-	(536,778)

Balance, June 30, 2002	$2,259,613	$5,954,961	$11,730	$8,239,167

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2003	2002
Operating Activities
Net income	$975,851	$827,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	724,480	634,325
Depreciation, amortization, and accretion	420,686	353,222
Benefit for deferred income taxes	(33,464)	(67,664)
Decrease in accrued income receivable	41,186	40,382
Increase in accounts receivable from securitization	(864,195)	(184,870)
Increase in accrued interest payable	2,694	7,977
(Increase) decrease in other operating activities	(65,438)	474,619

Net cash provided by operating activities	1,201,800	2,085,743
Investing Activities
Net increase in money market instruments	(2,551,158)	(876,888)
Proceeds from maturities of investment securities available-for-sale	896,505	678,479
Proceeds from sale of investment securities available-for-sale	-	13,126
Purchases of investment securities available-for-sale	(682,673)	(1,031,100)
Proceeds from maturities of investment securities held-to-maturity	39,207	13,987
Purchases of investment securities held-to-maturity	(5,472)	(45,711)
Proceeds from securitization of loans	6,241,816	7,005,107
Loan portfolio acquisitions	(1,075,689)	(2,156,421)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(4,075,820)	(4,762,008)
Net loan originations	(2,288,583)	(498,200)
Net purchases of premises and equipment	(174,425)	(268,094)

Net cash used in investing activities	(3,676,292)	(1,927,723)
Financing Activities
Net increase in money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts	1,992,681	801,846
Net increase (decrease) in time deposits	516,792	(967,860)
Net decrease in short-term borrowings	(47,488)	(626,415)
Proceeds from issuance of long-term debt and bank notes	1,209,704	2,069,306
Maturity of long-term debt and bank notes	(657,178)	(874,157)
Proceeds from exercise of stock options and other awards	139,390	120,098
Acquisition and retirement of common stock	(356,253)	(536,778)
Dividends paid	(198,709)	(168,916)

Net cash provided by (used in) financing activities	2,598,939	(182,876)

Increase (decrease) in cash and cash equivalents	124,447	(24,856)
Cash and cash equivalents at beginning of period	721,972	962,118

Cash and cash equivalents at end of period	$846,419	$937,262

Supplemental Disclosure
Interest expense paid	$783,359	$814,236

Income taxes paid	$469,371	$368,366

The accompanying notes are an integral part of the consolidated financial statements

MBNA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation (“the Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B: Stock-Based Employee Compensation

The Corporation has two stock-based employee compensation plans (which are more fully described in “Note 21: Stock-Based Employee Compensation” contained in the Annual Report on Form 10-K for the year ended December 31, 2002). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”). No options-based employee compensation cost is reflected in net income, as all options are granted with an exercise price that is not less than the fair market value of the Corporation’s Common Stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into expense over a 10 year period that approximates the restriction period, or less if the restricted common shares had a specific vesting date less than 10 years from the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”), as amended, defines a fair-value-based method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. As permitted by Statement No. 123, the Corporation elected to retain the intrinsic-value-based method of accounting for employee stock option grants in accordance with APB Opinion No. 25. Statement No. 123 required certain additional disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. In accordance with Statement No. 123, the Black-Scholes option pricing model is one technique allowed to determine the fair value of employee stock options. The model uses different assumptions that can significantly affect the fair value of the employee stock options and the derived fair value estimates cannot be substantiated by comparison to independent markets.

The following table illustrates the effect on net income and earnings per common share as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“Statement No. 148”), if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options-based employee compensation.

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except for per share amounts) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Net Income
As reported	$543,342	$457,842	$975,851	$827,752
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,544	9,889	28,046	18,135
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(26,530)	(21,650)	(68,708)	(63,474)

Pro forma	$526,356	$446,081	$935,189	$782,413

Earnings Per Common Share
As reported	$.42	$.36	$.76	$.64
Pro forma	.41	.35	.73	.61
Earnings Per Common Share-Assuming Dilution
As reported	.42	.35	.75	.63
Pro forma	.40	.34	.72	.59

Note C: Capitalized Software

Effective January 1, 2003, the Corporation reclassified capitalized computer software from other assets to premises and equipment in the Corporation’s consolidated statements of financial condition. Also effective January 1, 2003, the Corporation reclassified amortization of capitalized computer software from the other expense component of other operating expenses to furniture and equipment expense in the Corporation’s consolidated statements of income. Capitalized computer software was $385.9 million (net of accumulated amortization of $256.7 million) and $330.5 million (net of accumulated amortization of $216.2 million) at June 30, 2003, and December 31, 2002, respectively. Amortization of capitalized computer software was $31.4 million and $61.8 million for the three and six months ended June 30, 2003, as compared to $25.0 million and $49.4 million for the same periods in 2002, respectively (see “Note 3: Significant Accounting Policies-Capitalized Software” contained in the Annual Report on Form 10-K for the year ended December 31, 2002). For purposes of comparability, prior period amounts have been reclassified.

Note D: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

		Series A		Series B
Declaration Date	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share
January 23, 2003	April 15, 2003	7.50%	$ .46875	5.50%	$ .34380
April 23, 2003	July 15, 2003	7.50	.46875	5.50	.34380
July 24, 2003	October 15, 2003	7.50	.46875	5.50	.34380

Note E: Common Stock

For the six months ended June 30, 2003, 5.2 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $105.0 million when issued. The unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $219.7 million and $158.2 million at June 30, 2003, and December 31, 2002, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended June 30, 2003, the Corporation issued 12.2 million common shares upon the exercise of stock options, and purchased 12.2 million common shares for $255.5 million. The Corporation received $135.8 million in proceeds from the exercise of stock options for the three months ended June 30, 2003. During the six months ended June 30, 2003, the Corporation issued 18.3 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 18.3 million common shares for $356.3 million. The Corporation received $139.4 million in proceeds from the exercise of stock options for the six months ended June 30, 2003.

On July 24, 2003, the Corporation's Board of Directors approved an increase of 25% in the quarterly dividend to $.10 per common share from $.08 per common share. The dividend is payable October 1, 2003, to stockholders of record as of September 15, 2003.

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Earnings Per Common Share
Net income	$543,342	$457,842	$975,851	$827,752
Less: preferred stock dividend requirements	3,516	3,600	7,032	7,116

Net income applicable to common stock	$539,826	$454,242	$968,819	$820,636

Weighted average common shares outstanding (000)	1,278,144	1,277,703	1,278,560	1,277,848

Earnings per common share	$.42	$.36	$.76	$.64

Earnings Per Common Share – Assuming Dilution
Net income	$543,342	$457,842	$975,851	$827,752
Less: preferred stock dividend requirements	3,516	3,600	7,032	7,116

Net income applicable to common stock	$539,826	$454,242	$968,819	$820,636

Weighted average common shares outstanding (000)	1,278,144	1,277,703	1,278,560	1,277,848
Net effect of dilutive stock options (000)	16,102	27,585	14,891	30,317

Weighted average common shares outstanding and common stock equivalents (000)	1,294,246	1,305,288	1,293,451	1,308,165

Earnings per common share – assuming dilution	$.42	$.35	$.75	$.63

There were 55.4 million and 67.1 million stock options with an average option exercise price of $22.15 and $21.39 per share outstanding for the three and six months ended June 30, 2003, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares. These stock options expire from 2009 through 2013. There were 16.0 million stock options with an average option exercise price of $24.04 per share outstanding for the three and six months ended at June 30, 2002, that were not included in the computation of earnings per common share-assuming dilution for the three and six months ended June 30, 2002, as a result of the stock options’ exercise prices being greater than the average market price of the common shares. These stock options expire in 2011 and 2012.

Note G: Investment Securities

For the six months ended June 30, 2003, the Corporation did not sell any investment securities available-for-sale. For the six months ended June 30, 2002, the Corporation sold investment securities available-for-sale resulting in a realized loss of $95,000 ($62,000 after taxes).

Note H: Asset Securitization

Asset securitization removes loan principal receivables from the Corporation’s consolidated statement of financial condition and converts interest income, interchange income, credit card and other consumer loan fees, insurance income, and recoveries on charged-off securitized loans in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trusts and maintains other retained interests in the securitized assets. These retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests.

Accounts Receivable From Securitization
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2003	2002

Sale of new loan principal receivables	$2,568,649	$1,813,589
Accrued interest and fees on securitized loans	1,965,996	2,027,281
Interest-only strip receivable	1,231,535	1,129,965
Accrued servicing fees	695,200	667,246
Cash reserve accounts	571,866	473,271
Other subordinated retained interests	587,242	613,659
Other	196,287	201,865

Total accounts receivable from securitization	$7,816,775	$6,926,876

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("Statement No. 140") is included in securitization income in the Corporation’s consolidated statements of income. The gain was $33.0 million (net of securitization transaction costs of $16.7 million) and $58.3 million (net of securitization transaction costs of $25.4 million) for the three and six months ended June 30, 2003 (on the sale of $3.5 billion and $6.3 billion of credit card loan principal receivables for the three and six months ended June 30, 2003, respectively), as compared to $45.6 million (net of securitization transaction costs of $12.4 million) and $64.6 million (net of securitization transaction costs of $25.2 million) for the three and six months ended June 30, 2002, respectively (on the sale of $4.9 billion and $7.0 billion of credit card loan principal receivables for the three and six months ended June 30, 2002, respectively).

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, late fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest rate paid to investors. These assumptions are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

The Corporation’s securitization key assumptions and their sensitivities to adverse changes are presented in the following tables. The adverse changes to the key assumptions and estimates are hypothetical and are presented in accordance with Statement No. 140. The amount of the adverse change has been limited to the recorded amount of the interest-only strip receivable where the hypothetical change exceeds the value of the interest-only strip receivable. The sensitivities do not reflect actions management might take to offset the impact of the possible adverse changes if they were to occur. For discussion of changes in the excess spread, see “Other Operating Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)

	June 30, 2003		June 30, 2002

	Credit Card	Other Consumer	Credit Card	Other Consumer

Interest-only strip receivable	$1,144,358	$87,177	$901,847	$90,515
Weighted average life (in years)	.34	.93	.35	.86

Loan payment rate
(weighted average rate)	14.23%	4.67%	13.50%	5.10%
Impact on fair value of 20% adverse change	$164,676	$13,250	$129,705	$13,665
Impact on fair value of 40% adverse change	281,318	22,826	221,487	23,635

Gross credit losses (b)
(weighted average rate)	5.25%	8.95%	4.81%	8.72%
Impact on fair value of 20% adverse change	$247,464	$81,064	$204,082	$72,219
Impact on fair value of 40% adverse change	494,929	87,177	408,164	90,515

Excess spread (c)
(weighted average rate)	4.85%	1.92%	4.27%	2.18%
Impact on fair value of 20% adverse change	$228,872	$17,435	$181,097	$18,161
Impact on fair value of 40% adverse change	457,743	34,871	362,192	36,320

Discount rate
(weighted average rate)	9.00%	9.00%	10.00%	10.00%
Impact on fair value of 20% adverse change	$5,142	$980	$4,651	$1,041
Impact on fair value of 40% adverse change	10,246	1,942	9,261	2,064

(a) The sensitivities do not reflect actions management might take to offset the impact of possible adverse changes if they were to occur.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)

	March 31, 2003		March 31, 2002

	Credit Card	Other Consumer	Credit Card	Other Consumer

Interest-only strip receivable	$1,117,888	$83,170	$980,100	$101,025
Weighted average life (in years)	.33	.85	.35	.90

Loan payment rate
(weighted average rate)	14.45%	5.18%	13.58%	4.84%
Impact on fair value of 20% adverse change	$158,528	$12,644	$141,629	$15,292
Impact on fair value of 40% adverse change	274,875	21,756	240,728	26,370

Gross credit losses (b)
(weighted average rate)	5.43%	8.90%	5.01%	8.65%
Impact on fair value of 20% adverse change	$245,609	$73,405	$198,755	$75,312
Impact on fair value of 40% adverse change	491,219	83,170	394,878	101,025

Excess spread (c)
(weighted average rate)	4.94%	2.02%	4.94%	2.32%
Impact on fair value of 20% adverse change	$223,578	$16,634	$195,514	$19,965
Impact on fair value of 40% adverse change	447,155	33,268	391,713	40,448

Discount rate
(weighted average rate)	9.00%	9.00%	10.00%	10.00%
Impact on fair value of 20% adverse change	$4,951	$853	$5,026	$1,217
Impact on fair value of 40% adverse change	9,865	1,693	10,008	2,411

(a) The sensitivities do not reflect actions management might take to offset the impact of possible adverse changes if they were to occur.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)

	December 31, 2002		December 31, 2001

	Credit Card	Other Consumer	Credit Card	Other Consumer

Interest-only strip receivable	$1,091,447	$38,518	$1,008,419	$115,644
Weighted average life (in years)	.33	.87	.35	.93

Loan payment rate
(weighted average rate)	14.44%	5.05%	13.60%	4.67%
Impact on fair value of 20% adverse change	$156,897	$5,835	$144,892	$17,304
Impact on fair value of 40% adverse change	268,019	10,081	246,857	29,870

Gross credit losses (b)
(weighted average rate)	5.43%	9.83%	5.25%	8.40%
Impact on fair value of 20% adverse change	$244,432	$38,518	$205,460	$74,666
Impact on fair value of 40% adverse change	488,865	38,518	410,919	115,644

Excess spread (c)
(weighted average rate)	4.84%	.91%	5.14%	2.60%
Impact on fair value of 20% adverse change	$218,289	$7,704	$201,684	$23,129
Impact on fair value of 40% adverse change	436,579	15,407	403,368	46,258

Discount rate
(weighted average rate)	9.00%	9.00%	12.00%	12.00%
Impact on fair value of 20% adverse change	$4,870	$404	$6,195	$1,709
Impact on fair value of 40% adverse change	9,703	801	12,326	3,378

(a) The sensitivities do not reflect actions management might take to offset the impact of possible adverse changes if they were to occur.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, late fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

Note I: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the six months ended June 30, 2003, the Corporation issued long-term debt and bank notes consisting of the following:

Par Value
(dollars in thousands)
(unaudited)

Fixed-Rate Senior Medium-Term Notes, with a weighted average interest rate of 5.70%, payable semi-annually, maturing in varying amounts in 2013 and 2015	$800,000

Fixed-Rate Medium-Term Deposit Notes, with a weighted average interest rates of 5.84%, payable semi-annually, maturing in varying amounts in 2008 (CAD$144.2 million)	98,094

Floating-Rate Medium-Term Deposit Notes, priced at 105 basis points over the ninety-day Bankers Acceptance Rate, payable quarterly, maturing in 2005 (CAD $10.0 million)	6,538

Floating-Rate Euro Medium-Term Notes, priced at 155 basis points over the three-month Sterling London Interbank Offered Rate, payable quarterly, maturing in 2008 (£20.0 million)	31,517

Floating-Rate Euro Medium-Term Notes, priced at 105 basis points over the three-month Euro London Interbank Offered Rate, payable quarterly, maturing in 2008 (€250.0 million)	285,674

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to better match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to reduce its foreign currency exchange risk and to change a portion of fixed-rate long-term debt and bank notes issued by MBNA Europe Bank Limited (“MBNA Europe”) to floating-rate long-term debt.

During the six months ended June 30, 2003, the Corporation entered into interest rate swap agreements, with a total notional value of $800.0 million, related to the issuance of the Fixed-Rate Senior Medium-Term Notes.

During the six months ended June 30, 2003, MBNA Canada Bank (“MBNA Canada”) entered into interest rate swap agreements, with a total notional value of $98.1 million (CAD$144.2 million), related to the issuance of the Fixed-Rate Medium-Term Deposit Notes.

All of the interest rate swap agreements entered into during the six months ended June 30, 2003, qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended.

During the six months ended June 30, 2003, $244.0 million of Senior Medium-Term Notes, $10.0 million of Bank Notes, $13.4 million of Medium-Term Deposit Notes, and $389.8 million of Euro Medium-Term Notes matured.

Note J: Comprehensive Income
(dollars in thousands) (unaudited)

The components of comprehensive income, net of tax, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$543,342	$457,842	$975,851	$827,752
Other comprehensive income:
Foreign currency translation	120,218	84,324	103,793	69,474
Net unrealized (losses) gains on investment securities available-for-sale and other financial instruments	(4,252)	12,284	(9,340)	(9,311)

Other comprehensive income	115,966	96,608	94,453	60,163

Comprehensive income	$659,308	$554,450	$1,070,304	$887,915

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30,	December 31,
	2003	2002
	(unaudited)

Foreign currency translation	$168,610	$64,817
Net unrealized gains on investment securities available-for-sale and other financial instruments	14,845	24,185
Minimum benefit plan liability adjustment	(4,276)	(4,276)

Accumulated other comprehensive income	$179,179	$84,726

The financial statements of the Corporation’s foreign subsidiaries have been translated into U.S. dollars in accordance with GAAP. Assets and liabilities have been translated using the exchange rate at period end. Income and expense amounts have been translated using the exchange rate for the period in which the transaction took place. The translation gains and losses resulting from the change in exchange rates have been reported as a component of other comprehensive income included in stockholders’ equity, net of tax.

Note K: New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”) . Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. Statement No. 150 now requires those instruments to be classified as liabilities in some circumstances. Statement No. 150 also requires the terms of those instruments and other information to be disclosed. Statement No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of Statement No. 150 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement No. 149”). Statement No. 149 amends and clarifies financial accounting and reporting for derivative financial instruments. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The implementation of Statement No. 149 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), was issued. Interpretation No. 46 clarified the rules for consolidation by an investor of an entity for which the investor’s ownership interest changes with changes in the entity’s net asset value. Interpretation No. 46 did not have a material impact on the Corporation as a whole because the Corporation’s securitization trusts are qualified special purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of Interpretation No. 46. In addition, the implementation of Interpretation No. 46 did not have a material impact on the accounting for the Corporation’s community development investments in the form of limited partnership interests that qualify under the Community Reinvestment Act or the accounting for the Corporation's operating leases.

Note L: Subsequent Event

In July 2003, the Bank, MBNA Europe, and the Corporation replaced the existing four-year $2.5 billion revolving credit facility, scheduled to mature on March 31, 2004. The new facility is committed through June 2006 and is available to the Bank and MBNA Europe with sublimit availability in an amount of $500.0 million for the Corporation. The Bank unconditionally and irrevocably guarantees the obligations of MBNA Europe under the facility. This facility may be used for general corporate purposes.

ITEM 2.
MBNA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of MBNA Corporation. It should be read in conjunction with the consolidated financial statements, notes, and tables included in this report. For purposes of comparability, certain prior period amounts have been reclassified.

Introduction

MBNA Corporation (“the Corporation”), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. (“the Bank”), a national bank and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited (“MBNA Europe”) located in the United Kingdom (U.K.) and MBNA Canada Bank (“MBNA Canada”) located in Canada. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations, and customers of financial institutions and other organizations. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. (“MBNA Delaware”), which offers business card products, mortgage loans, and aircraft loans. Mortgage and aircraft loans are included in other consumer loan receivables, and business card products are included in credit card loan receivables in the Corporation’s consolidated statements of financial condition.

The Corporation’s primary business is giving its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card and other consumer loans. The Corporation obtains funds to make these loans to its Customers primarily through raising deposits, the issuance of short-term and long-term debt, and the process of asset securitization. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation, and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation and are excluded from the Corporation’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other consumer loan fees, insurance income, and interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation’s primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties to endorsing organizations; business development and operating expenses; and income taxes.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation’s consolidated financial statements. The Corporation’s critical accounting policies that require management to make significant judgments, estimates, and assumptions relate to the accounting for asset securitization, the reserve for possible credit losses, intangible assets, and revenue recognition.

Management believes the current assumptions and other considerations used to estimate amounts reflected in the Corporation’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Corporation’s consolidated financial statements, the resulting changes could have a material adverse effect on the Corporation’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Corporation’s financial condition.

The development and selection of the critical accounting policies, and the related disclosures below have been reviewed with the Audit Committee of the Corporation's Board of Directors.

Asset Securitization

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. The Corporation accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“Statement No. 140”), issued by the Financial Accounting Standards Board (“FASB”). When the Corporation securitizes loan principal receivables, the Corporation recognizes a gain on sale and retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized loan principal receivables.

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows. Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections concerning interest income and late fees on securitized loans, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest rate paid to investors in a securitization transaction (“excess spread”). These projections are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at June 30, 2003, reflect management’s judgment as to the expected excess spread to be earned and payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these factors may result in future estimates of the excess spread and payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews and adjusts as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If these assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or payment rate, the Corporation’s financial condition and results of operations could have differed materially. Note H provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $246 million in the value of the total interest-only strip receivable at June 30, 2003, and a related change in securitization income.

Reserve For Possible Credit Losses

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation’s loan principal receivables based on a projection of probable net credit losses. To project probable net credit losses, the Corporation regularly performs a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. The Corporation’s projection of probable net credit losses considers the impact of economic conditions on the borrowers’ ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors. The Corporation establishes appropriate levels of the reserve for possible credit losses for its products based on their risk characteristics. The Corporation then reserves for the projected probable net credit losses based on its projection of these amounts. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level. The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $118 million in the reserve for possible credit losses and a related change in the provision for possible credit losses as of June 30, 2003.

Intangible Assets

The Corporation’s intangible assets include purchased credit card relationships (“PCCRs”) which are carried at net book value. The Corporation records these intangible assets as part of the acquisition of credit card loans and the corresponding Customer relationships. The Corporation’s intangible assets are amortized over the period the assets are expected to contribute to the cash flows of the Corporation which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

The Corporation’s PCCRs are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). The Corporation reviews the carrying value of its PCCRs for impairment on a quarterly basis, or sooner whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, by comparing their carrying value to the sum of the undiscounted expected future cash flows from the credit card relationships. In accordance with Statement No. 144, an impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. An impairment would result in a write-down of the PCCRs to estimated fair value based on the discounted future cash flows expected from the PCCRs. The Corporation performs the impairment test on a specific portfolio basis, since it represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the credit card relationships. These estimates and assumptions include levels of account activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs. The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.1 billion net book value of the Corporation’s PCCRs at June 30, 2003. If actual levels of active account attrition for all acquired portfolios would adversely change 10%, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts at June 30, 2003.

Prior to 2003, the Corporation amortized the value of foreign PCCRs over a period of 10 years. Effective January 1, 2003, the Corporation extended the amortization period for foreign PCCRs to 15 years to more appropriately match the amortization period with the PCCRs’ estimated useful lives. The change in estimate did not have a material impact on the Corporation’s financial condition or results of operations for the three and six months ended June 30, 2003.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest and fees on securitized loans which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest and fees on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 5% change in management’s projection of the estimated yield could have resulted in a change totaling approximately $30 million in interest income and other operating income.

The Corporation also recognizes fees (except annual fees) on loan receivables in earnings as the fees are assessed according to agreements with the Corporation’s Customers. Credit card and other consumer loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees. These fees are included in the Corporation’s loan receivables when billed. Annual fees and incremental direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which they pertain.

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

If management had made different assumptions about uncollectible interest and fees, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $39 million in interest and other operating income.

Reconciliation To GAAP Financial Measures

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation’s results on a managed basis. Managed data assumes the Corporation’s securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation’s owned loans. Management, equity and debt analysts, rating agencies and others evaluate the Corporation’s operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation’s owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions. Managed other operating income includes the impact of the gain recognized on securitized loan principal receivables in accordance with Statement No. 140. Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure is calculated and presented in accordance with GAAP.

Earnings Summary

Net income for the three months ended June 30, 2003 increased $85.5 million or 18.7% to $543.3 million or $.42 per common share, as compared to $457.8 million or $.35 per common share for the same period in 2002. Net income for the six months ended June 30, 2003 increased $148.1 million or 17.9% to $975.9 million or $.75 per common share, as compared to $827.8 million or $.63 per common share for the same period in 2002. All earnings per common share amounts are presented assuming dilution.

The overall growth in earnings for the three and six months ended June 30, 2003, was primarily the result of growth in the Corporation’s managed loans outstanding and an increase in interest income and other operating income, partially offset by higher managed credit losses and an increase in other operating expenses. Interest income increased $64.3 million or 7.2% to $959.9 million and $92.6 million or 5.1% to $1.9 billion for the three and six months ended June 30, 2003, as compared to $895.6 million and $1.8 billion for the same periods in 2002, respectively. Other operating income increased $218.2 million or 13.4% to $1.9 billion and $409.9 million or 12.7% to $3.6 billion for the three and six months ended June 30, 2003, as compared to $1.6 billion and $3.2 billion for the same periods in 2002, respectively. Other operating expense increased $93.7 million or 8.2% to $1.2 billion and $214.9 million or 9.3% to $2.5 billion for the three and six months ended June 30, 2003, as compared to $1.1 billion and $2.3 billion for the same periods in 2002, respectively.

Ending loan receivables increased $4.9 billion or 20.1% to $29.3 billion at June 30, 2003, as compared to $24.4 billion at June 30, 2002. Total managed loans increased $10.5 billion or 10.5% to $110.5 billion at June 30, 2003, as compared to $100.0 billion at June 30, 2002. Average loan receivables increased $3.5 billion or 14.4% to $27.8 billion and $3.5 billion or 14.3% to $27.6 billion for the three and six months ended June 30, 2003, as compared to $24.3 billion and $24.1 billion for the same periods in 2002, respectively. Total average managed loans increased $10.5 billion or 10.7% to $108.6 billion and $10.1 billion or 10.4% to $107.3 billion for the three and six months ended June 30, 2003, as compared to $98.1 billion and $97.2 billion for the same periods in 2002, respectively.

Table 1 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 1: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

At Period End:
Loans held for securitization	$10,472,305	$7,424,562
Loan portfolio	18,816,074	16,957,018

Loan receivables	29,288,379	24,381,580
Securitized loans	81,220,815	75,583,540

Total managed loans	$110,509,194	$99,965,120

Average for the Period:
Loans held for securitization	$8,641,464	$7,786,210	$9,221,225	$8,469,495
Loan portfolio	19,143,186	16,508,963	18,353,788	15,645,992

Loan receivables	27,784,650	24,295,173	27,575,013	24,115,487
Securitized loans	80,819,218	73,778,180	79,750,415	73,073,904

Total managed loans	$108,603,868	$98,073,353	$107,325,428	$97,189,391

The Corporation acquired 205 new endorsements from organizations and added 5.3 million new accounts during the six months ended June 30, 2003, respectively.

The net credit loss ratio on loan receivables and managed loans for the three and six months ended June 30, 2003 were 4.91% and 5.35%, respectively, and 5.02% and 5.41%, respectively. After a typical seasonal increase in loss rates in January, net credit loss rates have declined from January levels. Although there may be minor monthly fluctuations, management expects the declining trend in managed net credit loss rates to continue throughout the year. The Corporation’s projections of future net credit losses are by their nature uncertain and changes in economic conditions, bankruptcy laws, regulatory policies, and other factors may impact actual losses. Delinquency on loan receivables and managed loans was 3.71% and 4.46%, respectively, at June 30, 2003.

Refer to “Loan Quality – Net Credit Losses” and “Loan Quality - Delinquencies” for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three and six months ended June 30, 2003, and the loan receivables delinquency ratio to the managed delinquency ratio at June 30, 2003.

The Corporation’s return on average total assets for the three and six months ended June 30, 2003, was 3.93% and 3.61%, as compared to 3.97% and 3.64% for the same periods in 2002, respectively. The decreases were primarily the result of net income growing at a slower rate than average total assets.

The Corporation’s return on average stockholders’ equity was 22.39% and 20.72% for the three and six months ended June 30, 2003, as compared to 22.89% and 21.20% for the same periods in 2002, respectively. The decreases were primarily the result of net income growing at a slower rate than average stockholders’ equity.

Tables 2 and 3 provide further detail regarding the Corporation's average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three and six months ended June 30, 2003, and 2002, respectively.

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2003			2002

	Average Amount	Yield/Rate	Income or Expense	Average Amount	Yield/Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$1,521	1.85%	$7	$1,417.85%		$3
Foreign	4,895,960	1.74	21,234	2,220,699	2.38	13,189

Total interest-earning time deposits in other banks	4,897,481	1.74	21,241	2,222,116	2.38	13,192
Federal funds sold	3,122,956	1.23	9,612	1,578,253	1.77	6,962

Total money market instruments	8,020,437	1.54	30,853	3,800,369	2.13	20,154
Investment securities (a):
Domestic:
Taxable	3,586,843	2.88	25,738	3,541,682	3.64	32,105
Tax-exempt (b)	110,438	2.26	623	110,850	2.95	815

Total domestic investment securities	3,697,281	2.86	26,361	3,652,532	3.62	32,920
Foreign	208,803	4.43	2,304	196,477	4.72	2,310

Total investment securities	3,906,084	2.94	28,665	3,849,009	3.67	35,230
Other interest-earning assets (a)	3,856,756	7.83	75,282	3,916,061	8.80	85,874
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	6,995,994	11.69	203,924	5,754,413	12.83	184,040
Other consumer	58,810	5.12	751	690,307	15.39	26,490

Total domestic loans held for securitization	7,054,804	11.64	204,675	6,444,720	13.10	210,530
Foreign	1,586,660	13.00	51,418	1,341,490	12.24	40,924

Total loans held for securitization	8,641,464	11.89	256,093	7,786,210	12.95	251,454
Loan portfolio:
Domestic:
Credit card	7,520,114	11.23	210,640	7,500,014	11.20	209,496
Other consumer	6,325,670	13.88	218,935	5,483,717	13.93	190,469

Total domestic loan portfolio	13,845,784	12.44	429,575	12,983,731	12.36	399,965
Foreign	5,297,402	10.58	139,680	3,525,232	11.75	103,234

Total loan portfolio	19,143,186	11.93	569,255	16,508,963	12.23	503,199

Total loan receivables	27,784,650	11.91	825,348	24,295,173	12.46	754,653

Total interest-earning assets	43,567,927	8.84	960,148	35,860,612	10.02	895,911
Cash and due from banks	709,751			720,384
Premises and equipment, net	2,543,238			2,458,148
Other assets	9,786,058			8,103,973
Reserve for possible credit losses	(1,157,312)			(932,356)

Total assets	$55,449,662			$46,210,761

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense – continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2003			2002

	Average Amount	Yield/Rate	Income or Expense	Average Amount	Yield/Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$21,998,008	4.42%	$242,603	$18,125,609	5.48%	$247,463
Money market deposit accounts	7,852,394	1.92	37,638	7,007,331	2.73	47,661
Interest-bearing transaction accounts	50,261	1.25	157	46,990	1.78	208
Savings accounts	104,056	1.28	333	53,652	1.82	244

Total domestic interest- bearing deposits	30,004,719	3.75	280,731	25,233,582	4.70	295,576
Foreign:
Time deposits	717,166	3.14	5,623	972,283	3.86	9,368

Total interest-bearing deposits	30,721,885	3.74	286,354	26,205,865	4.67	304,944
Borrowed funds:
Short-term borrowings:
Domestic	1,000,000	3.44	8,577	1,005,892	3.24	8,115
Foreign	146,992	3.37	1,235	145,844	2.52	915

Total short-term borrowings	1,146,992	3.43	9,812	1,151,736	3.14	9,030
Long-term debt and bank notes (c):
Domestic	7,395,659	2.54	46,825	5,443,665	3.17	42,968
Foreign	2,743,200	5.52	37,756	2,475,674	5.49	33,859

Total long-term debt and bank notes	10,138,859	3.35	84,581	7,919,339	3.89	76,827

Total borrowed funds	11,285,851	3.35	94,393	9,071,075	3.80	85,857

Total interest-bearing liabilities	42,007,736	3.64	380,747	35,276,940	4.44	390,801
Noninterest-bearing deposits	1,474,589			900,135
Other liabilities	2,232,107			2,009,311

Total liabilities	45,714,432			38,186,386
Stockholders' equity	9,735,230			8,024,375

Total liabilities and Stockholders’ equity	$55,449,662			$46,210,761

Net interest income			$579,401			$505,110

Net interest margin		5.33			5.65
Interest rate spread		5.20			5.58

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended June 30, 2003 and 2002, was $233 and $293, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense – continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2003			2002

	Average Amount	Yield/Rate	Income or Expense	Average Amount	Yield/Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$1,329	1.37%	$9	$1,222.99%		$6
Foreign	4,310,004	1.84	39,369	2,010,720	2.39	23,802

Total interest-earning time deposits in other banks	4,311,333	1.84	39,378	2,011,942	2.39	23,808
Federal funds sold	2,847,287	1.24	17,566	2,054,371	1.76	17,913

Total money market instruments	7,158,620	1.60	56,944	4,066,313	2.07	41,721
Investment securities (a):
Domestic:
Taxable	3,617,902	2.99	53,732	3,461,228	3.74	64,245
Tax-exempt (b)	109,129	2.22	1,201	110,633	2.79	1,529

Total domestic investment securities	3,727,031	2.97	54,933	3,571,861	3.71	65,774
Foreign	213,354	4.43	4,692	195,778	4.80	4,657

Total investment securities	3,940,385	3.05	59,625	3,767,639	3.77	70,431
Other interest-earning assets (a)	3,828,536	7.92	150,420	3,906,471	9.58	185,486
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	7,399,738	12.06	442,666	6,343,322	13.19	414,835
Other consumer	48,822	5.23	1,266	858,752	15.52	66,098

Total domestic loans held for securitization	7,448,560	12.02	443,932	7,202,074	13.47	480,933
Foreign	1,772,665	12.18	107,053	1,267,421	12.59	79,097

Total loans held for securitization	9,221,225	12.05	550,985	8,469,495	13.33	560,030
Loan portfolio:
Domestic:
Credit card	7,011,203	11.00	382,457	6,843,976	11.18	379,464
Other consumer	6,311,034	13.95	436,550	5,360,453	14.02	372,803

Total domestic loan portfolio	13,322,237	12.40	819,007	12,204,429	12.43	752,267
Foreign	5,031,551	10.72	267,411	3,441,563	11.83	201,934

Total loan portfolio	18,353,788	11.94	1,086,418	15,645,992	12.30	954,201

Total loan receivables	27,575,013	11.97	1,637,403	24,115,487	12.66	1,514,231

Total interest-earning assets	42,502,554	9.04	1,904,392	35,855,910	10.19	1,811,869
Cash and due from banks	757,270			750,294
Premises and equipment, net	2,533,885			2,416,170
Other assets	9,787,019			7,689,947
Reserve for possible credit losses	(1,134,293)			(905,729)

Total assets	$54,446,435			$45,806,592

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense – continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2003			2002

	Average Amount	Yield/Rate	Income or Expense	Average Amount	Yield/Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$21,897,514	4.51%	$489,691	$18,458,147	5.61%	$513,806
Money market deposit accounts	7,729,208	2.02	77,511	6,821,922	2.85	96,566
Interest-bearing transaction accounts	51,472	1.29	328	49,052	1.80	438
Savings accounts	86,142	1.32	565	49,412	1.83	448

Total domestic interest- bearing deposits	29,764,336	3.85	568,095	25,378,533	4.86	611,258
Foreign:
Time deposits	681,590	3.29	11,121	893,596	3.90	17,301

Total interest-bearing deposits	30,445,926	3.84	579,216	26,272,129	4.82	628,559
Borrowed funds:
Short-term borrowings:
Domestic	1,000,000	3.52	17,442	1,075,449	3.44	18,354
Foreign	167,216	3.24	2,688	184,878	2.37	2,174

Total short-term borrowings	1,167,216	3.48	20,130	1,260,327	3.28	20,528
Long-term debt and bank notes (c):
Domestic	7,242,847	2.60	93,209	5,263,534	3.18	82,945
Foreign	2,611,610	5.92	76,623	2,297,210	5.37	61,194

Total long-term debt and
bank notes	9,854,457	3.48	169,832	7,560,744	3.84	144,139

Total borrowed funds	11,021,673	3.48	189,962	8,821,071	3.76	164,667

Total interest-bearing liabilities	41,467,599	3.74	769,178	35,093,200	4.56	793,226
Noninterest-bearing deposits	1,218,919			899,674
Other liabilities	2,262,793			1,939,012

Total liabilities	44,949,311			37,931,886
Stockholders' equity	9,497,124			7,874,706

Total liabilities and stockholders’ equity	$54,446,435			$45,806,592

Net interest income			$1,135,214			$1,018,643

Net interest margin		5.39			5.73
Interest rate spread		5.30			5.63

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the six months ended June 30, 2003 and 2002, was $450 and $550, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 3: Rate-Volume Variance Analysis (a) (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2003 Compared to 2002

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$-	$4	$4
Foreign	12,387	(4,342)	8,045

Total interest-earning time deposits in other banks	12,387	(4,338)	8,049
Federal funds sold	5,240	(2,590)	2,650

Total money market instruments	17,627	(6,928)	10,699
Investment securities:
Domestic:
Taxable	404	(6,771)	(6,367)
Tax-exempt	(3)	(189)	(192)

Total domestic investment securities	401	(6,960)	(6,559)
Foreign	140	(146)	(6)

Total investment securities	541	(7,106)	(6,565)
Other interest-earning assets	(1,283)	(9,309)	(10,592)
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	37,215	(17,331)	19,884
Other consumer	(14,884)	(10,855)	(25,739)

Total domestic loans held for securitization	22,331	(28,186)	(5,855)
Foreign	7,827	2,667	10,494

Total loans held for securitization	30,158	(25,519)	4,639
Loan portfolio:
Domestic:
Credit card	562	582	1,144
Other consumer	29,143	(677)	28,466

Total domestic loan portfolio	29,705	(95)	29,610
Foreign	48,407	(11,961)	36,446

Total loan portfolio	78,112	(12,056)	66,056

Total loan receivables	108,270	(37,575)	70,695

Total interest income	125,155	(60,918)	64,237
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	47,519	(52,379)	(4,860)
Money market deposit accounts	5,256	(15,279)	(10,023)
Interest-bearing transaction accounts	14	(65)	(51)
Savings accounts	178	(89)	89

Total domestic interest-bearing deposits	52,967	(67,812)	(14,845)
Foreign:
Time deposits	(2,190)	(1,555)	(3,745)

Total interest-bearing deposits	50,777	(69,367)	(18,590)
Borrowed funds:
Short-term borrowings:
Domestic	(48)	510	462
Foreign	7	313	320

Total short-term borrowings	(41)	823	782
Long-term debt and bank notes:
Domestic	13,443	(9,586)	3,857
Foreign	3,681	216	3,897

Total long-term debt and bank notes	17,124	(9,370)	7,754

Total borrowed funds	17,083	(8,547)	8,536

Total interest expense	67,860	(77,914)	(10,054)

Net interest income	$57,295	$16,996	$74,291

    (a)  The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Table 3: Rate-Volume Variance Analysis (a) - continued (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2003 Compared to 2002

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$1	$2	$3
Foreign	22,037	(6,470)	15,567

Total interest-earning time deposits in other banks	22,038	(6,468)	15,570
Federal funds sold	5,763	(6,110)	(347)

Total money market instruments	27,801	(12,578)	15,223
Investment securities:
Domestic:
Taxable	2,801	(13,314)	(10,513)
Tax-exempt	(21)	(307)	(328)

Total domestic investment securities	2,780	(13,621)	(10,841)
Foreign	401	(366)	35

Total investment securities	3,181	(13,987)	(10,806)
Other interest-earning assets	(3,634)	(31,432)	(35,066)
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	65,191	(37,360)	27,831
Other consumer	(38,068)	(26,764)	(64,832)

Total domestic loans held for securitization	27,123	(64,124)	(37,001)
Foreign	30,589	(2,633)	27,956

Total loans held for securitization	57,712	(66,757)	(9,045)
Loan portfolio:
Domestic:
Credit card	9,182	(6,189)	2,993
Other consumer	65,765	(2,018)	63,747

Total domestic loan portfolio	74,947	(8,207)	66,740
Foreign	86,957	(21,480)	65,477

Total loan portfolio	161,904	(29,687)	132,217

Total loan receivables	219,616	(96,444)	123,172

Total interest income	246,964	(154,441)	92,523
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	86,580	(110,695)	(24,115)
Money market deposit accounts	11,670	(30,725)	(19,055)
Interest-bearing transaction accounts	21	(131)	(110)
Savings accounts	266	(149)	117

Total domestic interest-bearing deposits	98,537	(141,700)	(43,163)
Foreign:
Time deposits	(3,716)	(2,464)	(6,180)

Total interest-bearing deposits	94,821	(144,164)	(49,343)
Borrowed funds:
Short-term borrowings:
Domestic	(1,309)	397	(912)
Foreign	(223)	737	514

Total short-term borrowings	(1,532)	1,134	(398)
Long-term debt and bank notes:
Domestic	27,346	(17,082)	10,264
Foreign	8,863	6,566	15,429

Total long-term debt and bank notes	36,209	(10,516)	25,693

Total borrowed funds	34,677	(9,382)	25,295

Total interest expense	129,498	(153,546)	(24,048)

Net interest income	$117,466	$(895)	$116,571

(a)   The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Net Interest Income

Net interest income represents interest income on total interest-earning assets, on a fully taxable equivalent basis where appropriate, less interest expense on total interest-bearing liabilities. A fully taxable equivalent basis represents the income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal income tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments. Net interest income, on a fully taxable equivalent basis, increased $74.3 million or 14.7% to $579.4 million for the three months ended June 30, 2003, as compared to $505.1 million for the same period in 2002. Average interest-earning assets increased $7.7 billion or 21.5% to $43.6 billion for the three months ended June 30, 2003, as compared to $35.9 billion for the same period in 2002.

The increase in average interest-earning assets for the three months ended June 30, 2003 was primarily a result of an increase in average loan receivables of $3.5 billion and an increase in average investment securities and money market instruments of $4.3 billion. The yield on average interest-earning assets decreased 118 basis points to 8.84% for the three months ended June 30, 2003, as compared to 10.02% for the same period in 2002. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and average investment securities and money market instruments combined with an increase in lower yielding average investment securities and money market instruments as a percentage of average interest-earning assets.

Average interest-bearing liabilities increased $6.7 billion or 19.1% to $42.0 billion for the three months ended June 30, 2003, as compared to $35.3 billion for the same period in 2002. The increase in average interest-bearing liabilities was the result of an increase of $4.5 billion in average interest-bearing deposits and an increase of $2.2 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 80 basis points to 3.64% for the three months ended June 30, 2003, from 4.44% for the same period in 2002, reflects actions by the Federal Open Market Committee (“FOMC”) throughout 2001 and in the fourth quarter of 2002 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

Net interest income, on a fully taxable equivalent basis, increased $116.6 million or 11.4% to $1.1 billion for the six months ended June 30, 2003, as compared to $1.0 billion for the same period in 2002. Average interest-earning assets increased $6.6 billion or 18.5% to $42.5 billion for the six months ended June 30, 2003, as compared to $35.9 billion for the same period in 2002. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $3.5 billion and an increase in average investment securities and money market instruments of $3.3 billion. The yield on average interest-earning assets decreased 115 basis points to 9.04% for the six months ended June 30, 2003, as compared to 10.19% for the same period in 2002. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and average investment securities and money market instruments combined with an increase in lower yielding average investment securities and money market instruments as a percentage of average interest earning assets.

Average interest-bearing liabilities increased $6.4 billion or 18.2% to $41.5 billion for the six months ended June 30, 2003, as compared to $35.1 billion for the same period in 2002. The increase in average interest-bearing liabilities was the result of an increase of $4.2 billion in average interest-bearing deposits and an increase of $2.2 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 82 basis points to 3.74% for the six months ended June 30, 2003, from 4.56% for the same period in 2002, reflect actions by the FOMC throughout 2001 and in the fourth quarter of 2002 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

The Corporation’s net interest margin, on a fully taxable equivalent basis, was 5.33% and 5.39% for the three and six months ended June 30, 2003, as compared to 5.65% and 5.73% for the same periods in 2002, respectively. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The 32 basis point and 34 basis point decreases in the net interest margin for the three and six months ended June 30, 2003, respectively, was primarily the result of the yield earned on average interest-earning assets decreasing more than the rate paid on average interest-bearing liabilities combined with the increase in lower yielding average investment securities and money market instruments as of percentage of average interest-earning assets.

See “Impact of Securitization Transactions on the Corporation’s Results” for a discussion of the managed net interest margin.

Investment Securities and Money Market Instruments

The Corporation seeks to maintain its investment securities and money market instruments at a level appropriate for the Corporation’s liquidity needs. The Corporation’s average investment securities and average money market instruments are affected by the timing of receipt of funds from asset securitization transactions, deposits, loan payments, and long-term debt and bank note issuances. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs.

Average investment securities and money market instruments as a percentage of average interest-earning assets were 27.4% and 26.1% for the three and six months ended June 30, 2003, as compared to 21.3% and 21.8% for the same periods in 2002, respectively. Money market instruments increased during the three and six months ended June 30, 2003, to provide liquidity to support portfolio acquisition activity and anticipated loan growth. Also, during the three and six months ended June 30, 2003, the Corporation increased its liquidity position in anticipation of possible market disruptions due to uncertainty created by world events and capital market conditions.

Interest income on investment securities, on a fully taxable equivalent basis, decreased $6.6 million or 18.6% to $28.7 million and $10.8 million or 15.3% to $59.6 million for the three and six months ended June 30, 2003, as compared to $35.2 million and $70.4 million for the same periods in 2002, respectively. The decrease in interest income on investment securities for the three and six months ended June 30, 2003, was primarily the result of a 73 basis point and 72 basis point decrease in the yield earned on average investment securities, partially offset by an increase in average investment securities of $57.1 million and $172.7 million for the three and six months ended June 30, 2003, from the same periods in 2002, respectively.

Interest income on money market instruments increased $10.7 million or 53.1% to $30.9 million and $15.2 million or 36.5% to $56.9 million for the three and six months ended June 30, 2003, as compared to $20.2 million and $41.7 million for the same periods in 2002, respectively. The increase in interest income on money market instruments was primarily the result of an increase in average money market instruments of $4.2 billion and $3.1 billion for the three and six months ended June 30, 2003, partially offset by a 59 basis point and 47 basis point decrease in the yield earned on average money market instruments, as compared to the same periods in 2002, respectively. Money market instruments include interest-earning time deposits in other banks and federal funds sold.

Other Interest-Earning Assets

Other interest-earning assets include the Corporation’s retained interests in securitization transactions, which are the interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans and other subordinated retained interests. Also included in other interest-earning assets is Federal Reserve Bank stock. The Corporation accrues interest income related to its retained beneficial interests in its securitization transactions accounted for as sales in the Corporation’s consolidated financial statements. The Corporation includes these retained interests in accounts receivable from securitization in the consolidated statements of financial condition (see “Note H: Asset Securitization” for further discussion).

Interest income on other interest-earning assets decreased $10.6 million or 12.3% to $75.3 million and $35.1 million or 18.9% to $150.4 million for the three and six months ended June 30, 2003, as compared to $85.9 million and $185.5 million for the same periods in 2002, respectively. The decrease in interest income on other interest-earning assets for the three and six months ended June 30, 2003, was primarily the result of a decrease in the yield earned on average other interest-earning assets of 97 basis points and 166 basis points combined with a decrease of $59.3 million and $77.9 million in average other interest-earning assets, as compared to the same periods in 2002, respectively. The decrease in the yield earned on average other interest-earning assets was primarily the result of the decrease in the discount rate assumptions used in the valuation of the Corporation’s retained beneficial interests in its securitization transactions.

Loan Receivables

Loan receivables consist of the Corporation’s loans held for securitization and the loan portfolio.

Interest income generated by the Corporation’s loan receivables increased $70.7 million or 9.4% to $825.3 million and $123.2 million or 8.1% to $1.6 billion for the three and six months ended June 30, 2003, as compared to $754.7 million and $1.5 billion for the same periods in 2002, respectively. The increase in interest income on loan receivables for the three and six months ended June 30, 2003, was primarily the result of an increase in average loan receivables of $3.5 billion from the same periods in 2002. The yield earned by the Corporation for the three and six months ended June 30, 2003, on average loan receivables decreased 55 basis points and 69 basis points to 11.91% and 11.97%, respectively, as compared to 12.46% and 12.66% for the same periods in 2002.

Table 4 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables were $29.3 billion at June 30, 2003, as compared to $28.7 billion at December 31, 2002.

Domestic credit card loan receivables decreased $232.4 million or 1.5% to $15.3 billion at June 30, 2003, as compared to $15.6 billion at December 31, 2002. The decrease in domestic credit card loan receivables at June 30, 2003, was primarily the result of a net increase in securitized domestic credit card loan receivables. This decrease was partially offset by domestic credit card loans originated through marketing programs and domestic credit card loan acquisitions.

During the six months ended June 30, 2003, the Corporation securitized $5.3 billion of domestic credit card loan receivables, offset by an increase of $3.7 billion in the Corporation's loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $859.8 million of domestic credit card loan receivables during the six months ended June 30, 2003.

The yield on average domestic credit card loan receivables was 11.45% and 11.55% for the three and six months ended June 30, 2003, as compared to 11.91% and 12.15% for the same periods in 2002, respectively. The decrease of 46 basis points and 60 basis points for the three and six months ended June 30, 2003, respectively, in the yield on average domestic credit card loan receivables reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables.

Domestic credit card loans held for securitization decreased $851.8 million or 9.3% to $8.3 billion at June 30, 2003, as compared to $9.2 billion at December 31, 2002. The decrease reflects lower anticipated domestic credit card securitizations.

Domestic other consumer loan receivables increased $28.3 million to $6.4 billion at June 30, 2003, as compared to $6.3 billion at December 31, 2002. The yield on average domestic other consumer loan receivables was 13.80% and 13.88% for the three and six months ended June 30, 2003, as compared to 14.09% and 14.23% for the same periods in 2002, respectively. The Corporation’s domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation’s domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans. The decrease in the yield on average domestic other consumer loan receivables reflects an increase in the percentage of unsecured lending products and a decrease in the percentage of sales finance products as compared to total domestic other consumer loans. The Corporation generally charges a higher interest rate for its sales finance products than its other unsecured lending products.

Foreign loan receivables increased $765.9 million or 11.2% to $7.6 billion at June 30, 2003, as compared to $6.8 billion at December 31, 2002. The growth in foreign loan receivables for the six months ended June 30, 2003 was a result of loan originations through marketing programs at the Corporation’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada, partially offset by a net increase in securitization activity. During the six months ended June 30, 2003, the Corporation securitized $1.0 billion of foreign credit card loan principal receivables, partially offset by an increase of $394.0 million in the Corporation's foreign loan portfolio, when certain securitizations entered their scheduled accumulation period and the trusts used principal payments to pay the investors rather than to purchase new loan principal receivables from the Corporation. The weakening of the U.S. dollar against foreign currencies also increased foreign loan receivables by $237.1 million at June 30, 2003, as compared to December 31, 2002. The yield on average foreign loan receivables was 11.13% and 11.10% for the three and six months ended June 30, 2003, as compared to 11.88% and 12.03% for the same periods in 2002, respectively. The decrease in the yield on average foreign loan receivables reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables.

Table 4: Loan Receivables Distribution
(dollars in thousands) (unaudited)

	June 30,	December 31,
	2003	2002
Loans held for securitization (a):
Domestic:
Credit card	$8,305,944	$9,157,751
Other consumer	91,732	40,962

Total domestic loans held for securitization	8,397,676	9,198,713
Foreign	2,074,629	1,830,914

Total loans held for securitization	10,472,305	11,029,627
Loan portfolio:
Domestic:
Credit card	7,032,508	6,413,116
Other consumer	6,263,318	6,285,751

Total domestic loans portfolio	13,295,826	12,698,867
Foreign	5,520,248	4,998,014

Total loan portfolio	18,816,074	17,696,881

Total loan receivables	$29,288,379	$28,726,508

(a) Loans held for securitization includes loans originated through certain endorsing organizations or financial institutions who have the  contractual right to purchase the loans from the Corporation at fair value and the lesser of loan principal receivables eligible for securitization or sale or loan principal receivables which management intends to securitize or sell within one year.

Premises and Equipment

Effective January 1, 2003, the Corporation reclassified capitalized computer software from other assets to premises and equipment in the Corporation’s consolidated statements of financial condition. Also effective January 1, 2003, the Corporation reclassified amortization of capitalized computer software from the other expense component of other operating expenses to furniture and equipment expense in the Corporation’s consolidated statements of income. Capitalized computer software was $385.9 million (net of accumulated amortization of $256.7 million) and $330.5 million (net of accumulated amortization of $216.2 million) at June 30, 2003, and December 31, 2002, respectively. Amortization of capitalized computer software was $31.4 million and $61.8 million for the three and six months ended June 30, 2003, as compared to $25.0 million and $49.4 million for the same periods in 2002, respectively. For purposes of comparability, prior period amounts have been reclassified.

In 2002, the Corporation launched a multi-phase project to extend the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Canada already uses this system. The capital expenditures associated with this project are recorded in capitalized software and the amounts capitalized at June 30, 2003 and December 31, 2002 were $145.1 million and $89.4 million, respectively. The Corporation anticipates total capital expenditures of approximately $300 million related to this project.

Accounts Receivable From Securitization

Accounts receivable from securitization increased $889.9 million or 12.8% to $7.8 billion at June 30, 2003, as compared to $6.9 billion at December 31, 2002. The increase in accounts receivable from securitization is primarily related to an increase in the amount due from the trusts due to the accumulation of principal payments on maturing securitizations, and the increase in cash reserve accounts due to the new securitizations in 2003.

Prepaid Expenses and Deferred Charges

Prepaid expenses and deferred charges increased $80.8 million or 19.6% to $493.4 million at June 30, 2003, as compared to $412.6 million at December 31, 2002. The increase was primarily the result of increases in prepaid postage expense, prepaid royalties to endorsing organizations, prepaid employee benefit plan costs, and deferred loan origination costs of $35.8 million, $17.5 million, $17.4 million, and $15.0 million, respectively.

Other Assets

Other assets increased $395.3 million or 23.6% to $2.1 billion at June 30, 2003, as compared to $1.7 billion at December 31, 2002. The increase is primarily the result of an increase in the fair market value of the Corporation’s interest rate swap agreements and foreign exchange swap agreements accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended (see “Note 3: Significant Accounting Policies-Derivative Financial Instruments and Hedging Activities” contained in the Annual Report on Form 10-K for the year ended December 31, 2002). The increase in the fair market value of the Corporation’s interest rate swap agreements and foreign exchange swap agreements that qualified for, and are accounted for, as fair value hedges were partially offset by changes in the carrying value of the corresponding hedged long-term debt and bank notes.

Interest-Bearing Deposits

Total interest expense on deposits decreased $18.6 million or 6.1% to $286.4 million and $49.3 million or 7.9% to $579.2 million for the three and six months ended June 30, 2003, as compared to $304.9 million and $628.6 million for the same periods in 2002, respectively. The decrease in interest expense on deposits for the three and six months ended June 30, 2003, was primarily the result of a decrease of 93 basis points and 98 basis points in the rate paid on average interest-bearing deposits, partially offset by an increase of $4.5 billion and $4.2 billion in average interest-bearing deposits for the three and six months ended June 30, 2003, respectively. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001 and in the fourth quarter of 2002, that impacted overall market interest rates and decreased the Corporation’s funding costs.

The Corporation’s money market deposit accounts are variable-rate products. In addition, the Corporation’s foreign time deposits, although fixed-rate, generally mature within one year. Therefore, the decrease in market interest rates in the fourth quarter of 2002 permitted the Corporation to decrease the rate paid on average money market deposit accounts and average foreign time deposits during the three and six months ended June 30, 2003, as compared to the same period in 2002, respectively. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation realized the benefits of lower market rates on domestic time deposits more slowly than the benefits of lower market rates on money market deposits.

Borrowed Funds

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Interest expense on short-term borrowings increased $782,000 or 8.7% to $9.8 million for the three months ended June 30, 2003, as compared to $9.0 million for the same period in 2002. The increase in interest expense on short-term borrowings for the three months ended June 30, 2003 was primarily the result of an increase of 29 basis points in the rate paid on average short-term borrowings, from the same period in 2002, partially offset by a decrease of $4.7 million in average short-term borrowings. Interest expense on short-term borrowings decreased $398,000 or 1.9% to $20.1 million for the six months ended June 30, 2003, as compared to $20.5 million for the same period in 2002. The decrease in interest expense on short-term borrowings for the six months ended June 30, 2003 was primarily the result of a decrease of $93.1 million in average short-term borrowings, partially offset by an increase of 20 basis points in the rate paid on average short-term borrowings from the same period in 2002.

Interest expense on long-term debt and bank notes increased $7.8 million or 10.1% to $84.6 million and $25.7 million or 17.8% to $169.8 million for the three and six months ended June 30, 2003, as compared to $76.8 million and $144.1 million for the same periods in 2002, respectively. The increase in interest expense on long-term debt and bank notes during the three and six months ended June 30, 2003, from the same periods in 2002 was primarily the result of an increase in average long-term debt and bank notes of $2.2 billion and $2.3 billion, as compared to the same periods in 2002, partially offset by a decrease in the rate paid on average long-term debt and bank notes of 54 basis points and 36 basis points, respectively.

Interest expense on domestic long-term debt and bank notes increased $3.9 million and $10.3 million during the three and six months ended June 30, 2003, as compared to the same periods in 2002, respectively. The increase in interest expense on domestic long-term debt and bank notes was primarily the result of a $2.0 billion increase in average domestic long-term debt and bank notes for both the three and six months ended June 30, 2003, partially offset by a decrease of 63 basis points and 58 basis points in the rate paid on average domestic long-term debt and bank notes, respectively. The Corporation issued additional long-term debt and bank notes during the past 12 months to fund loan and other asset growth and to diversify funding sources. The decrease in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC in the fourth quarter of 2002 that impacted overall market interest rates.

Interest expense on foreign long-term debt and bank notes increased $3.9 million and $15.4 million during the three and six months ended June 30, 2003, as compared to the same periods in 2002, respectively. The increase in interest expense on foreign long-term debt and bank notes was primarily the result of an increase in average foreign long-term debt and bank notes of $267.5 million and $314.4 million to $2.7 billion and $2.6 billion for three and six months ended June 30, 2003, as compared to the same period in 2002, combined with an increase of 3 basis points and 55 basis points in the rate paid on average foreign long-term debt and bank notes, respectively.

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes in order to more closely match the interest rate sensitivity of the Corporation’s assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe.

Noninterest-Bearing Deposits

Noninterest-bearing deposits increased $1.4 billion to $2.3 billion at June 30, 2003, as compared to $915.7 million at December 31, 2002. This increase was a result of the change in the timing of the remittance of principal collections on securitized loans to the trusts. Since the second quarter of 2003, the Corporation is no longer obligated to transfer principal collections on the Corporation’s primary domestic credit card trust on a daily basis.  These funds are now retained on behalf of the trust with the Corporation until remittance on a montly basis.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased $94.5 million to $179.2 million at June 30, 2003, as compared to $84.7 million at December 31, 2002. The increase was primarily attributable to favorable foreign currency translation adjustment related to the weakening of the U.S. dollar against foreign currencies.

Other Operating Income

Total other operating income increased $218.2 million or 13.4% to $1.9 billion and $409.9 million or 12.7% to $3.6 billion for the three and six months ended June 30, 2003, as compared to $1.6 billion and $3.2 billion for the same periods in 2002, respectively. Total other operating income includes securitization income, interchange income, credit card fees, other consumer loan fees and insurance income. Table 5 presents the components of other operating income for the periods indicated.

Table 5: Components of Other Operating Income
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Securitization Income
Excess servicing fees (a)	$1,138,349	$1,109,881	$2,206,508	$2,180,409
Loan servicing fees (a)	381,694	345,364	751,652	685,063
Gain from the sale of loan principal receivables for new securitizations(b)	32,992	45,598	58,256	64,568
Net revaluation of interest only strip receivable (b)	(25,128)	(150,732)	(13,009)	(225,480)

Total securitization income	1,527,907	1,350,111	3,003,407	2,704,560
Interchange income	101,034	87,595	190,700	162,514
Credit card fees	121,093	98,405	247,877	191,425
Other consumer loan fees	28,987	27,321	55,062	51,981
Insurance income	55,841	40,958	109,328	86,767
Other	16,942	29,239	33,439	32,648

Total other operating income	$1,851,804	$1,633,629	$3,639,813	$3,229,895

(a) Total securitization servicing fees include excess servicing fees and loan servicing fees.
(b) The net gain (or loss) from securitization activity includes the gain from the sale of loan principal receivables and the net revaluation of the interest-only strip receivable.

Securitization Income

Securitization income includes excess servicing and loan servicing fees, the gain on sale recognized on new securitizations, and revaluation of the Corporation’s interest-only strip receivable. The Corporation has the rights to all excess revenue generated from the securitized loans arising after the trusts absorb the cost of funds, loan servicing fees and credit losses (“excess servicing fees”). The Corporation continues to service the securitized loans and receives an annual contractual servicing fee of approximately 2% of the investor principal outstanding (“loan servicing fees”). The Corporation recognizes a gain from the sale of loan principal receivables. Securitization income is also impacted by revaluation of the Corporation’s interest-only strip receivable as a result of changes in estimated excess spread to be earned in the future and the impact of a series within the trusts that is in the accumulation period. The accumulation period occurs when the trusts begin using principal collections to make payments to the investors, instead of purchasing new loan principal receivables from the Corporation.

Securitization income increased $177.8 million or 13.2% to $1.5 billion and $298.8 million or 11.0% to $3.0 billion for the three and six months ended June 30, 2003, as compared to $1.4 billion and $2.7 billion for the same periods in 2002, respectively. The components of securitization income are discussed separately below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. The Corporation is contractually entitled to a fee for servicing the securitized loans and it has the rights to the excess cash remaining in the trust after the payment of all trust expenses, including the loan servicing fees. The excess servicing fees and loan servicing fees are separate obligations of the securitization trusts. These items are discussed below.

Excess Servicing Fees

Excess servicing fees increased $28.5 million or 2.6% to $1.1 billion and $26.1 million or 1.2% to $2.2 billion for the three and six months ended June 30, 2003, as compared to $1.1 billion and $2.2 billion for the same periods in 2002, respectively. The increase was a result of an increase in the net interest income and other fee income earned on securitized loans offset by an increase in net charge-offs.

The net interest income earned on securitized loans increased excess servicing fees by $137.3 million and $272.6 million for the three and six months ended June 30, 2003. Securitized net interest income was affected by the growth in average securitized loans, which increased $7.0 billion or 9.5% to $80.8 billion and $6.7 billion or 9.1% to $79.8 billion for the three and six months ended June 30, 2003, as compared to $73.8 billion and $73.1 billion for the same periods in 2002, respectively. This growth in average securitized loans is consistent with the overall growth in the Corporation’s average managed loans, which increased 10.7% and 10.4% for the three and six months ended June 30, 2003, as compared to the same periods in 2002, respectively. In addition, the net interest margin on securitized interest-earning assets decreased to 10.08% and 10.17% for the three and six months ended June 30, 2003, as compared to 10.32% and 10.37% for the same periods in 2002, respectively. The securitized net interest margin represents securitized net interest income for the period expressed as a percentage of average securitized interest-earning assets. Refer to “Asset Securitization – Impact of Securitization Transactions on the Corporation’s Results” for a reconciliation of the Corporation’s net interest margin on securitized interest-earning assets to the net interest margin. Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation’s securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 12.00% and 12.14% for the three and six months ended June 30, 2003, as compared to 12.74% and 12.84% for the same periods in 2002, respectively. The decrease in the yield earned on average securitized loans, reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow managed loans. The average interest rate paid to investors in the Corporation’s securitization transactions was 2.03% and 2.07% for the three and six months ended June 30, 2003, as compared to 2.50% and 2.51% for the same periods in 2002, respectively. The decrease in the average interest rate paid to investors in 2003 reflects actions by the FOMC in the fourth quarter of 2002 that impacted overall market interest rates. The interest rate paid to investors generally resets on a monthly basis.

Other fee income generated by securitized loans increased excess servicing fees by $66.6 million and $139.9 million for the three and six months ended June 30, 2003, primarily as a result of higher average securitized loans.

The net charge-off rate on securitized loans increased 23 basis points to 5.50% and 37 basis points to 5.55% for the three and six months ended June 30, 2003, as compared to the same periods in 2002, respectively. This increase is consistent with the overall trend in the Corporation’s managed loan portfolio. This increase in the net charge-off rate for the three and six months ended June 30, 2003, decreased excess servicing fees by $139.1 million and $319.9 million for the three and six months ended June 30, 2003.

An additional decrease to excess servicing fees was a result of the increase in loan servicing fees described below.

Loan Servicing Fees

Loan servicing fees during the three and six months ended June 30, 2003 increased $36.3 million or 10.5% to $381.7 million and $66.6 million or 9.7% to $751.7 million, as compared to the same period in 2002, respectively. This increase was a result of a $7.0 billion or 9.5% and $6.7 billion or 9.1% increase in the average securitized loans for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002. This growth in average securitized loans reflects the overall growth in the Corporation’s average managed loans, which increased 10.7% and 10.4% for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card and other consumer loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net gain from securitization activity was a $7.9 million and $45.2 million net gain during the three and six months ended June 30, 2003, as compared to a $105.1 million and $160.9 million net loss for the same periods in 2002, respectively, resulting in an increase in securitization income of $113.0 million and $206.2 million for the three and six months ended June 30, 2003. Certain components of the net gain (or loss) from securitization activity are discussed separately below.

Gain from the Sale of Loan Principal Receivables

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140 is included in securitization income in the Corporation’s consolidated statements of income. The gain was $33.0 million (net of securitization transaction costs of $16.7 million) and $58.3 million (net of securitization transaction costs of $25.4 million) for the three and six months ended June 30, 2003, (on the sale of $3.5 billion and $6.3 billion of credit card loan principal receivables for the three and six months ended June 30, 2003, respectively), as compared to $45.6 million (net of securitization transaction costs of $12.4 million) and $64.6 million (net of securitization transaction costs of $25.2 million) for the three and six months ended June 30, 2002, (on the sale of $4.9 billion and $7.0 billion of credit card loan principal receivables for the three and six months ended June 30, 2002, respectively).

Net Revaluation of Interest-Only Strip Receivable

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.85% at June 30, 2003, as compared to 4.94% at March 31, 2003. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was an approximate $18 million decrease in securitization income for the three months ended June 30, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in projected interest yields on securitized credit card loan principal receivables partially offset by a decrease in the projected interest rate paid to investors. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.92% at June 30, 2003, as compared to 2.02% at March 31, 2003. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was an approximate $5 million decrease in securitization income for the three months ended June 30, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of higher projected charge-off rates on securitized other consumer loan principal receivables.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.85% at June 30, 2003, as compared to 4.84% at December 31, 2002. The impact of the increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was an approximate $2 million increase in securitization income for the six months ended June 30, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of an increase in projected interest yields on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.92% at June 30, 2003, as compared to .91% at December 31, 2002. The impact of the increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was an approximate $46 million increase in securitization income for the six months ended June 30, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.27% at June 30, 2002, as compared to 4.94% at March 31, 2002. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was an approximate $140 million decrease in securitization income for the three months ended June 30, 2002. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow loans, along with an increase in the projected interest rate paid to investors. These changes were partially offset by a projected decline in the charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 2.18% at June 30, 2002, as compared to 2.32% at March 31, 2002. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was an approximate $6 million decrease in securitization income for the three months ended June 30, 2002. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of an increase in projected charge-off rates on securitized other consumer loan principal receivables, along with an increase in the projected interest rate paid to investors.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.27% at June 30, 2002, as compared to 5.14% at December 31, 2001. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was an approximate $183 million decrease in securitization income for the six months ended June 30, 2002. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow loans, along with an increase in the projected interest rate paid to investors. These changes were partially offset by a projected decline in the charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 2.18% at June 30, 2002, as compared to 2.60% at December 31, 2001. The impact of the decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was an approximate $18 million decrease in securitization income for the six months ended June 30, 2002. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest yields on securitized other consumer loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow loans, along with an increase in projected charge-off rates on securitized other consumer loan principal receivables.

Note H provides further detail regarding the sensitivity to changes in the key assumptions and estimates used in determining the estimated value of the interest-only strip receivable.

Interchange Income

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. Such fees are set annually by MasterCard International Inc. and Visa U.S.A. Inc.

Interchange income increased $13.4 million or 15.3% to $101.0 million and $28.2 million or 17.3% to $190.7 million for the three and six months ended June 30, 2003, as compared to $87.6 million and $162.5 million for the same periods in 2002, respectively. The increase in interchange income was primarily the result of increases in cardholder sales volume. Interchange income on securitized loans is included in securitization income.

Credit Card Fees

Credit card fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees on credit card loans.

Credit card fees increased $22.7 million or 23.1% to $121.1 million and $56.5 million or 29.5% to $247.9 million for the three and six months ended June 30, 2003, as compared to $98.4 million and $191.4 million for the same periods in 2002, respectively. The increase in credit card fees for the three and six months ended June 30, 2003, was primarily the result of the growth in the Corporation’s outstanding loan receivables, the number of accounts, and an increase in the average fees assessed related to the implementation of a modified fee structure in the first quarter of 2002, which included higher late and over-limit fees. Credit card fees on securitized loans are included in securitization income.

Insurance Income

The Corporation’s insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its loan Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income increased $14.9 million or 36.3% to $55.8 million and $22.6 million or 26.0% to $109.3 million for the three and six months ended June 30, 2003, as compared to $41.0 million and $86.8 million for the same periods in 2002, respectively. The increase was primarily the result of an increase in the number of accounts using credit related insurance products and the fees associated with these products. Insurance income on securitized loans is included in securitization income.

Other Operating Expense

Total other operating expense increased $93.7 million or 8.2% to $1.2 billion and $214.9 million or 9.3% to $2.5 billion for the three and six months ended June 30, 2003, as compared to $1.1 billion and $2.3 billion for the same periods in 2002, respectively. The growth in other operating expense reflects the Corporation’s continued investment in attracting, servicing, and retaining domestic and foreign credit card and other consumer loan Customers. The Corporation added 5.3 million new accounts during the six months ended June 30, 2003, compared to 6.3 million new accounts for the same period in 2002, which included 1.2 million accounts from the Wachovia portfolio acquisition. The Corporation added 205 new endorsements from organizations during the six months ended June 30, 2003, compared to 214 new endorsements for the same period in 2002.

Salaries and Employee Benefits

Salaries and employee benefits increased $47.0 million or 10.1% to $512.2 million for the three months ended June 30, 2003, as compared to $465.3 million for the same period in 2002, respectively. This increase is primarily the result of an increase in employee salary levels and benefit costs.

Salaries and employee benefits increased $94.5 million or 10.0% to $1.0 billion for the six months ended June 30, 2003, as compared to $944.2 million for the same period in 2002, respectively. This increase is primarily the result of an increase in employee salary levels and benefit costs. This increase also includes the release of restrictions on restricted stock awards of $21.5 million.

At June 30, 2003 and 2002, the Corporation had approximately 25,500 full-time equivalent employees.

Table 6 provides further detail regarding the Corporation’s other operating expenses.

Table 6: Other Expense Component of Other Operating Expense
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Purchased services	$138,835	$134,783	$284,351	$252,958
Advertising	103,619	83,380	207,651	170,185
Collection	17,381	13,476	33,981	25,749
Stationery and supplies	9,120	11,032	18,991	21,824
Service bureau	20,483	18,781	39,121	35,858
Postage and delivery	122,313	98,157	224,897	208,042
Telephone usage	21,507	20,451	43,424	42,886
Loan receivable fraud losses	32,860	36,206	66,999	80,368
Amortization of intangible assets	99,675	82,424	196,310	159,052
Other	26,139	51,376	106,916	120,481

Total other expense	$591,932	$550,066	$1,222,641	$1,117,403

Purchased Services

Purchased services increased $4.1 million or 3.0% to $138.8 million and $31.4 million or 12.4% to $284.4 million for the three and six months ended June 30, 2003, as compared to $134.8 million and $253.0 million for the same periods in 2002, respectively. The increase in purchased services for the six months ended June 30, 2003, reflect the costs of interim servicing related to the Alliance & Leicester plc portfolio acquisition and increased third party telemarketing services.

Advertising Expense

Advertising expense increased $20.2 million or 24.3% to $103.6 million and $37.5 million or 22.0% to $207.7 million for the three and six months ended June 30, 2003, as compared to $83.4 million and $170.2 million for the same periods in 2002, respectively. The increases in advertising for the three and six months ended June 30, 2003, are a result of the Corporation’s efforts to increase the activity on newly established accounts.

Collection Expense

Collection expense increased $3.9 million or 29.0% to $17.4 million and $8.2 million or 32.0% to $34.0 million for the three and six months ended June 30, 2003, as compared to $13.5 million and $25.7 million for the same periods in 2002, respectively. The increase for the three and six months ended June 30, 2003, was primarily due to an increase in the use of collection agencies to collect on delinquent accounts during 2003.

Postage And Delivery Expense

Postage and delivery expense increased $24.2 million or 24.6% to $122.3 million and $16.9 million or 8.1% to $224.9 million for the three and six months ended June 30, 2003, as compared to $98.2 million and $208.0 million for the same periods in 2002, respectively. The increases in postage and delivery expense for the three and six months ended June 30, 2003, are a result of the Corporation’s growth in domestic mail volumes.

Loan Receivable Fraud Losses

Loan receivable fraud losses decreased $3.3 million or 9.2% to $32.9 million and $13.4 million or 16.6% to $67.0 million for the three and six months ended June 30, 2003, as compared to $36.2 million and $80.4 million for the same periods in 2002, respectively. The decreases in loan receivable fraud losses for the three and six months ended June 30, 2003, was primarily the result of an increase in the number of employees dedicated to fraud detection and improved fraud detection strategies.

Amortization Of Intangible Assets

Amortization of intangible assets increased $17.3 million or 20.9% to $99.7 million and $37.3 million or 23.4% to $196.3 million for the three and six months ended June 30, 2003, as compared to $82.4 million and $159.1 million for the same periods in 2002, respectively. The increase for the three and six months ended June 30, 2003, was the result of increased amortization costs, related to higher levels of PCCRs, primarily from the Wachovia and Alliance & Leicester plc credit card portfolio acquisitions, which were acquired in the second and third quarters of 2002, respectively.

Income Taxes

The Corporation’s recognized applicable income taxes increased $42.7 million or 16.1% to $307.0 million and $73.5 million or 15.4% to $551.3 million for the three and six months ended June 30, 2003, as compared to $264.3 million and $477.9 million for the same periods in 2002, respectively. These amounts represent an effective tax rate of 36.1% for the three and six months ended June 30, 2003, and 36.6% for the same periods in 2002, respectively. The reduction in the effective tax rate was primarily driven by favorable resolution of tax examination issues at the federal and state levels.

Loan Quality

The Corporation’s loan quality at any time reflects, among other factors, the credit quality of the Corporation’s credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts, the composition of credit card and other consumer loans included in the Corporation’s loan receivables, and the seasoning of the Corporation’s loans. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize. The Corporation’s financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation’s loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation considers the levels of delinquent loans, renegotiated loans, which include nonaccruing loans and reduced-rate loans, re-aged loans and other factors in determining appropriate reserves for possible credit losses and uncollectible billed interest and fees. The following loan quality discussion includes delinquency, renegotiated loan programs, re-age data, net credit losses, the reserve for possible credit losses and the estimate of uncollectible interest and fees (see “Critical Accounting Policies – Reserve For Possible Credit Losses” for further discussion).

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation’s delinquent loans. Delinquency is reported on loans that are 30 or more days past due. Delinquency as a percentage of the Corporation's loan receivables was 3.71% at June 30, 2003, as compared with 4.36% at December 31, 2002. The Corporation's delinquency as a percentage of managed loans was 4.46% at June 30, 2003, as compared to 4.88% at December 31, 2002.

Table 7 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Loan delinquency on domestic credit card loan receivables was 3.80% at June 30, 2003, as compared to 4.64% at December 31, 2002. Loan delinquency on domestic other consumer loan receivables was 5.29% at June 30, 2003, as compared to 6.19% at December 31, 2002. Loan delinquency on foreign loan receivables was 2.19% at June 30, 2003, as compared to 2.01% at December 31, 2002. The delinquency rate on the Corporation’s foreign loan receivables is typically lower than the delinquency rate on the Corporation’s domestic credit card loan receivables. The Corporation’s domestic other consumer loan receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card loan receivables, as a result, the Corporation generally charges higher interest rates on domestic other consumer loan receivables. The reduction in the Corporation’s delinquency rates was primarily due to increased collection efforts by the Corporation during 2003.

Table 7: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)

	June 30, 2003		December 31, 2002

Loan receivables:
Loan receivables outstanding	$29,288,379		$28,726,508
Loan receivables delinquent:
30 to 59 days	$361,300	1.23%	$439,911	1.53%
60 to 89 days	233,689.80		273,103.95
90 or more days (c)	490,224	1.68	538,589	1.88

Total	$1,085,213	3.71%	$1,251,603	4.36%

Loan receivables delinquent by geographic area:
Domestic:
Credit card	$582,227	3.80%	$722,988	4.64%
Other consumer	336,297	5.29	391,568	6.19

Total domestic	918,524	4.23	1,114,556	5.09
Foreign	166,689	2.19	137,047	2.01

Total	$1,085,213	3.71	$1,251,603	4.36

Securitized loans:
Securitized loans outstanding	$81,220,815		$78,531,334
Securitized loans delinquent:
30 to 59 days	$1,222,506	1.50%	$1,374,779	1.75%
60 to 89 days	773,981.95		844,811	1.08
90 or more days (c)	1,848,722	2.28	1,758,318	2.24

Total	$3,845,209	4.73%	$3,977,908	5.07%

Securitized loans delinquent by geographic area:
Domestic:
Credit card	$3,170,826	4.85%	$3,248,814	5.09%
Other consumer	364,258	6.42	401,469	7.07

Total domestic	3,535,084	4.97	3,650,283	5.25
Foreign	310,125	3.06	327,625	3.65

Total	$3,845,209	4.73	$3,977,908	5.07

Managed loans:
Managed loans outstanding	$110,509,194		$107,257,842
Managed loans delinquent:
30 to 59 days	$1,583,806	1.43%	$1,814,690	1.69%
60 to 89 days	1,007,670.91		1,117,914	1.04
90 or more days (c)	2,338,946	2.12	2,296,907	2.15

Total	$4,930,422	4.46%	$5,229,511	4.88%

Managed loans delinquent by geographic area:
Domestic:
Credit card	$3,753,053	4.65%	$3,971,802	5.00%
Other consumer	700,555	5.82	793,037	6.61

Total domestic	4,453,608	4.80	4,764,839	5.21
Foreign	476,814	2.69	464,672	2.94

Total	$4,930,422	4.46	$5,229,511	4.88

(a) Amounts exclude nonaccrual loans, which are presented in Table 9.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible interest and fees.
(c) See Table 8 for further detail on accruing loans past due 90 days or more.

Accruing Loans Past Due 90 days Or More

Table 8 presents a reconciliation of the Corporation's accruing loan receivables past due 90 days or more to the managed loans accruing past due 90 days or more.

Table 8: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2003	2002

Loan receivables:
Domestic:
Credit card	$276,439	$310,413
Other consumer	154,380	179,378

Total domestic	430,819	489,791
Foreign	59,405	48,798

Total	$490,224	$538,589

Securitized loans:
Domestic:
Credit card	$1,542,673	$1,429,522
Other consumer	168,873	186,256

Total domestic	1,711,546	1,615,778
Foreign	137,176	142,540

Total	$1,848,722	$1,758,318

Managed loans:
Domestic:
Credit card	$1,819,112	$1,739,935
Other consumer	323,253	365,634

Total domestic	2,142,365	2,105,569
Foreign	196,581	191,338

Total	$2,338,946	$2,296,907

(a) Amounts exclude nonaccrual loans, which are presented in Table 9.
(b) This Table provides further detail on 90 days or more delinquent loans presented in Table 7.
(c) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible interest and fees.

Renegotiated Loan Programs

The Corporation may modify the terms of its credit card and other consumer loan agreements with borrowers who have experienced financial difficulties by offering them renegotiated loan programs, which include either placing them on nonaccrual status or reducing their interest rate. The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and estimate of uncollectible interest and fees.

Nonaccrual Loans

On a case by case basis, management determines if an account should be placed on nonaccrual status. When loans are classified as nonaccrual, the accrual of interest ceases. In future periods, when payment is received it is recorded as a reduction of principal.

Nonaccrual loan receivables as a percentage of the Corporation’s loan receivables were .20% at June 30, 2003 and December 31, 2002. Nonaccrual managed loans as a percentage of managed loans were .22% at June 30, 2003, as compared to .27% at December 31, 2002. The decreases in domestic nonaccrual loans are primarily the result of a reduction in the number of renegotiated loan programs offered to domestic Customers. The increases in foreign nonaccrual loans are primarily the result of an increase in the use of nonaccrual arrangements by MBNA Europe.

Table 9 presents a reconciliation of the Corporation's nonaccrual loan receivables to the nonaccrual managed loans.

Table 9: Nonaccrual Loans (a) (b)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2003	2002

Loan receivables:
Domestic:
Credit card	$26,740	$48,318
Other consumer	1,733	2,481

Total domestic	28,473	50,799
Foreign	30,763	6,733

Total	$59,236	$57,532

Nonaccrual loan receivables as a percentage of ending loan receivables	.20%	.20%

Securitized loans:
Domestic:
Credit card	$126,474	$215,605
Other consumer	1,612	2,348

Total domestic	128,086	217,953
Foreign	53,300	11,798

Total	$181,386	$229,751

Nonaccrual securitized loans as a percentage of ending securitized loans	.22%	.29%

Managed loans:
Domestic:
Credit card	$153,214	$263,923
Other consumer	3,345	4,829

Total domestic	156,559	268,752
Foreign	84,063	18,531

Total	$240,622	$287,283

Nonaccrual managed loans as a percentage of ending managed loans	.22%	.27%

(a) Although nonaccrual loans are charged off consistent with Corporation’s charge-off policy as described in “Loan Quality – Net Credit Losses,” nonaccrual loans are not included in the delinquent loans presented in Tables 7 and 8 and reduced-rate loans which are presented in Table 10.

(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible interest and fees.

Reduced-Rate Loans

Reduced-rate loans are those loans for which the interest rate was reduced because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the reduced rate as long as the borrower is current under the revised terms and conditions of the agreement.

Reduced-rate loan receivables as a percentage of the Corporation’s loan receivables were 1.96% at June 30, 2003, as compared to 2.29% at December 31, 2002. Reduced-rate managed loans as a percentage of managed loans were 2.29% at June 30, 2003, as compared to 2.63% at December 31, 2002. The decreases are primarily the result of a reduction in the number of renegotiated loan programs offered to domestic Customers.

Table 10 presents a reconciliation of the Corporation's reduced-rate loan receivables to the reduced-rate managed loans.

Table 10: Reduced-Rate Loans (a) (b)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2003	2002

Loan receivables:
Domestic:
Credit card	$368,399	$429,122
Other consumer	142,766	163,521

Total domestic	511,165	592,643
Foreign	63,637	64,951

Total	$574,802	$657,594

Reduced-rate loan receivables as a percentage of ending loan receivables	1.96%	2.29%

Securitized loans:
Domestic:
Credit card	$1,744,471	$1,928,406
Other consumer	139,049	158,254

Total domestic	1,883,520	2,086,660
Foreign	74,286	80,172

Total	$1,957,806	$2,166,832

Reduced-rate securitized loans as a percentage of ending securitized loans	2.41%	2.76%

Managed loans:
Domestic:
Credit card	$2,112,870	$2,357,528
Other consumer	281,815	321,775

Total domestic	2,394,685	2,679,303
Foreign	137,923	145,123

Total	$2,532,608	$2,824,426

Reduced-rate managed loans as a percentage of ending managed loans	2.29%	2.63%

(a) Reduced-rate loans presented in this Table exclude accruing loans past due 90 days or more and nonaccruing loans, which are presented in Tables 8 and 9, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible interest and fees.

Re-aged Loans

A Customer’s account may be re-aged to remove existing delinquency. The intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have clearly demonstrated both the ability and willingness to resume regular payments, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the Customer must also have made payments equal to a total of three minimum payments in the last 90 days, including one full minimum payment during the last 30 days. All re-age strategies are approved by senior management and the Loan Review Department. Re-ages can have the effect of delaying charge-offs. There were $176.3 million and $384.1 million of loan receivables re-aged during the three and six months ended June 30, 2003, compared to $331.5 million and $701.1 million for the same periods in 2002, respectively. Managed loans re-aged during the three and six months ended June 30, 2003 were $710.9 million and $1.5 billion, as compared to $1.4 billion and $2.9 billion for the same periods in 2002, respectively. Of those accounts that were re-aged during the three months ended June 30, 2002, approximately 21.2% returned to delinquency status and approximately 24.9% charged off by June 30, 2003.

Table 11 presents a reconciliation of the Corporation’s loan receivables re-aged amounts to the managed re-aged amounts.

Table 11: Re-aged Amounts (a)
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Loan receivable re-aged amounts	$176,266	$331,482	$384,121	$701,090
Securitized loan re-aged amounts	534,625	1,071,657	1,160,149	2,227,532
Managed loan re-aged amounts	710,891	1,403,139	1,544,270	2,928,622

(a) Re-aged loans that returned to delinquency status are included in the delinquency amounts presented in Tables 7 and 8.

The decreases in loan receivable, securitized loan, and managed loan re-aged amounts were the result of changes in re-age practices implemented by the Corporation during 2002 and the first quarter of 2003, which reduced the number of accounts that qualified for re-age.

Net Credit Losses

The Corporation’s net credit losses include the principal amount of losses charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. Uncollectible accrued interest and fees are recognized by the Corporation through a reduction of the amount of interest income and fee income recognized in the current period that the Corporation does not expect to collect in subsequent periods. The respective income captions, loan receivables, and accrued income receivable are reduced for uncollectible interest and fees. Fraud losses are recognized through a charge to other expense. The Corporation records current period recoveries on loans previously charged off in the reserve for possible credit losses. The Corporation sells charged-off loans and records the proceeds received from these sales as recoveries.

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

Loan receivables net credit losses increased $66.4 million or 24.1% to $341.3 million and $131.6 million or 23.5% to $691.5 million for the three and six months ended June 30, 2003, as compared to $274.9 million and $559.9 million for the same periods in 2002, respectively. The increase in net credit losses for the three and six months ended June 30, 2003, reflects a weaker economy, the continuing seasoning of the Corporation's accounts, an increase in average loan receivables, and an increase in bankruptcies.

Net credit losses as a percentage of average loan receivables were 4.91% and 5.02% for the three and six months ended June 30, 2003, as compared to 4.53% and 4.64% for the same periods in 2002, respectively. The Corporation's managed net credit losses as a percentage of average managed loans for the three and six months ended June 30, 2003, were 5.35% and 5.41%, compared to 5.09% and 5.04% for the same periods in 2002, respectively. Domestic credit card net credit losses as a percentage of average domestic credit card loan receivables were 4.74% and 4.77% for the three and six months ended June 30, 2003, as compared to 4.07% and 4.43% for the same periods in 2002, respectively. Domestic other consumer net credit losses as a percentage of average domestic other consumer loan receivables were 7.53% and 7.82% for the three and six months ended June 30, 2003, as compared to 6.88% and 6.52% for the same periods in 2002, respectively. In addition to the weakening of general economic conditions, domestic other consumer net credit losses reflect the higher credit risk associated with these products. Foreign net credit losses as a percentage of average foreign loan receivables were 2.86% and 2.91% for the three and six months ended June 30, 2003, as compared to 2.78% and 2.75% for the same periods in 2002, respectively. The lower level of net credit losses on the Corporation's foreign loan receivables as compared to domestic loan receivables reflects the growth in the Corporation's foreign loan receivables and the seasoning of those accounts. A higher percentage of newer, less seasoned accounts results in a lower charge-off ratio compared to a more seasoned portfolio.

Managed domestic credit card net credit losses as a percentage of average managed domestic credit card loans were 5.35% and 5.39% for the three and six months ended June 30, 2003, as compared to 4.93% for the same periods in 2002, respectively. Managed domestic other consumer net credit losses as a percentage of average managed domestic other consumer loans were 8.21% and 8.44% for the three and six months ended June 30, 2003, as compared to 7.75% and 7.42% for the same periods in 2002, respectively. Managed foreign net credit losses as a percentage of average managed foreign loans were 3.27% and 3.26% for the three and six months ended June 30, 2003, as compared to 3.33% and 3.27% for the same periods in 2002, respectively. The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loan receivables, which include the billed interest and fees for the corresponding period.

Table 12 presents a reconciliation of the Corporation’s loan receivables net credit loss ratio to the managed net credit losses ratio.

Table 12: Net Credit Loss Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loans receivables:
Domestic credit card	$171,875	$14,516,108	4.74%	$134,912	$13,254,427	4.07%
Domestic other consumer	120,162	6,384,480	7.53	106,148	6,174,024	6.88

Total domestic loan receivables	292,037	20,900,588	5.59	241,060	19,428,451	4.96
Foreign	49,270	6,884,062	2.86	33,872	4,866,722	2.78

Total loan receivables	$341,307	$27,784,650	4.91	$274,932	$24,295,173	4.53

Securitized loans:
Domestic credit card	$896,356	$65,320,725	5.49%	$786,229	$61,443,219	5.12%
Domestic other consumer	127,399	5,683,788	8.97	123,969	5,709,930	8.68

Total domestic securitized loans	1,023,755	71,004,513	5.77	910,198	67,153,149	5.42
Foreign	87,350	9,814,705	3.56	61,814	6,625,031	3.73

Total securitized loans	$1,111,105	$80,819,218	5.50	$972,012	$73,778,180	5.27

Managed loans:
Domestic credit card	$1,068,231	$79,836,833	5.35%	$921,141	$74,697,646	4.93%
Domestic other consumer	247,561	12,068,268	8.21	230,117	11,883,954	7.75

Total domestic managed loans	1,315,792	91,905,101	5.73	1,151,258	86,581,600	5.32
Foreign	136,620	16,698,767	3.27	95,686	11,491,753	3.33

Total managed loans	$1,452,412	$108,603,868	5.35	$1,246,944	$98,073,353	5.09

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loans receivables:
Domestic credit card	$343,956	$14,410,941	4.77%	$292,393	$13,187,298	4.43%
Domestic other consumer	248,538	6,359,856	7.82	202,661	6,219,205	6.52

Total domestic loan receivables	592,494	20,770,797	5.71	495,054	19,406,503	5.10
Foreign	99,016	6,804,216	2.91	64,812	4,708,984	2.75

Total loan receivables	$691,510	$27,575,013	5.02	$559,866	$24,115,487	4.64

Securitized loans:
Domestic credit card	$1,785,851	$64,625,121	5.53%	$1,533,872	$60,913,235	5.04%
Domestic other consumer	259,469	5,685,194	9.13	240,113	5,709,878	8.41

Total domestic securitized loans	2,045,320	70,310,315	5.82	1,773,985	66,623,113	5.33
Foreign	166,080	9,440,100	3.52	117,542	6,450,791	3.64

Total securitized loans	$2,211,400	$79,750,415	5.55	$1,891,527	$73,073,904	5.18

Managed loans:
Domestic credit card	$2,129,807	$79,036,062	5.39%	$1,826,265	$74,100,533	4.93%
Domestic other consumer	508,007	12,045,050	8.44	442,774	11,929,083	7.42

Total domestic managed loans	2,637,814	91,081,112	5.79	2,269,039	86,029,616	5.28
Foreign	265,096	16,244,316	3.26	182,354	11,159,775	3.27

Total managed loans	$2,902,910	$107,325,428	5.41	$2,451,393	$97,189,391	5.04

Reserve And Provision For Possible Credit Losses

The Corporation’s reserve for possible credit losses increased $64.0 million or 5.8% to $1.2 billion at June 30, 2003, as compared to $1.1 billion at December 31, 2002. The provision for possible credit losses increased $70.7 million or 25.7% to $345.6 million and $90.2 million or 14.2% to $724.5 million for the three and six months ended June 30, 2003, as compared to $274.9 million and $634.3 million for the same periods in 2002, respectively. The increase in the reserve for possible credit losses and the related provision for possible credit losses primarily reflects a weaker economy as demonstrated by the increase in the Corporation’s net credit losses, and an increase in loan receivables.

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the Corporation’s loan receivables, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses.

The Corporation recorded acquired reserves for possible credit losses for loan portfolio acquisitions of $13.1 million and $26.0 million for the three and six months ended June 30, 2003, respectively, as compared to $46.7 million and $47.7 million for the same periods in 2002, respectively.

Table 13 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan receivables and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the reserve for possible credit losses.

Table 13: Reserve for Possible Credit Losses
(dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Reserve for possible credit losses, beginning of period	$1,151,394	$908,186	$1,111,299	$833,423
Reserves acquired	13,061	46,738	26,012	47,675
Provision for possible credit losses:
Domestic	297,910	252,113	621,593	550,553
Foreign	47,693	22,819	102,887	83,772

Total provision for possible credit losses	345,603	274,932	724,480	634,325
Foreign currency translation	6,505	5,189	4,975	4,556
Credit losses:
Domestic:
Credit card	(185,633)	(143,687)	(368,990)	(311,080)
Other consumer	(129,867)	(112,229)	(265,788)	(213,229)

Total domestic credit losses	(315,500)	(255,916)	(634,778)	(524,309)
Foreign	(58,385)	(40,696)	(115,060)	(75,679)

Total credit losses	(373,885)	(296,612)	(749,838)	(599,988)
Recoveries:
Domestic:
Credit card	13,758	8,775	25,034	18,687
Other consumer	9,705	6,081	17,250	10,568

Total domestic recoveries	23,463	14,856	42,284	29,255
Foreign	9,115	6,824	16,044	10,867

Total recoveries	32,578	21,680	58,328	40,122

Net credit losses	(341,307)	(274,932)	(691,510)	(559,866)

Reserve for possible credit losses, end of period	$1,175,256	$960,113	$1,175,256	$960,113

Uncollectible Accrued Interest And Fees

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

The differences between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue were $285.1 million and $597.3 million for the three and six months ended June 30, 2003, as compared to $246.4 million and $491.7 million for the same periods in 2002, respectively.

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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2003, and December 31, 2002, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 14, have been computed in accordance with regulatory accounting practices. No conditions or events have occurred since June 30, 2003, that have changed the Corporation’s classification as “adequately capitalized” and the Bank’s or MBNA Delaware’s classification as “well-capitalized.”

Table 14: Regulatory Capital Ratios
	June 30, 2003	December 31, 2002	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)
MBNA Corporation
Tier 1	16.85%	15.73%	4.00%	(a)
Total	20.65	19.65	8.00	(a)
Leverage	18.89	18.55	4.00	(a)

MBNA America Bank, N.A.
Tier 1	14.34	12.58	4.00	6.00%
Total	18.14	16.41	8.00	10.00
Leverage	16.62	15.81	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	26.42	28.06	4.00	6.00
Total	27.33	29.36	8.00	10.00
Leverage	26.21	23.21	4.00	5.00

(a) Not applicable for bank holding companies.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on its common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s Common Stock, or pay any interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the six months ended June 30, 2003, the Corporation declared dividends on its preferred stock of $7.0 million and on its common stock of $204.5 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 2003, the amount of undivided profits available for declaration and payment of dividends from the Bank to the Corporation was $3.4 billion. The Bank’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at June 30, 2003. If this facility had been drawn upon at June 30, 2003, the amount of retained earnings available for declaration of dividends would have been limited to $2.4 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

Asset Securitization

Asset securitization is the process whereby loan principal receivables are converted into securities normally referred to as asset-backed securities. The securitization of the Corporation’s loan principal receivables is accomplished through the public and private issuance of asset-backed securities and is accounted for in accordance with Statement No. 140. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the transfer of loan principal receivables to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables, while the Corporation retains the remaining undivided interest and is entitled to specific cash flows allocable to that retained interest. As loan principal receivables are securitized, the Corporation’s on-balance-sheet funding needs are reduced by the amount of loans securitized.

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

In a credit card securitization, the account relationships are not sold to the securitization trust. The Corporation retains ownership of the account relationship, including the right to change the terms of the account and the right to additional principal receivables generated by the account. During a securitization’s revolving period, the Corporation agrees to sell the additional principal receivables to the trusts until the trusts begin using principal collections to make payments to investors. When the revolving period of the securitization ends, the account relationship between the Corporation and the Customer continues.

The undivided interests in the trusts sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation’s securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trusts provides credit enhancement, in the form of subordination, to the more senior, higher-rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of the above described subordinated classes.

The trusts are qualified special purpose entities as defined under Statement No. 140. To meet the criteria to be considered a qualifying special purpose entity, a trust must be demonstrably distinct from the Corporation and have activities that are significantly limited and entirely specified in the legal documents that established the trust. The Corporation cannot change the activities that the trust can perform. These activities may only be changed by a majority of the beneficial interest holders not including the Corporation. As qualifying special purpose entities under Statement No. 140, the trusts’ assets and liabilities are not consolidated in the Corporation’s statements of financial condition. The trusts are administered by an independent trustee.

During the revolving period, which normally ranges from 24 months to 120 months, the trust makes no principal payments to the investors in the securitization. Instead, during the revolving period, the trust uses principal payments received from Customers, which pay off the loan principal receivables that were sold to the trust, to purchase for the trust from the Corporation new loan principal receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investors’ undivided interest remains unchanged. Once the revolving period ends, the accumulation period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust uses principal payments to pay the investors, the Corporation’s on-balance-sheet loan receivables increase by the amount of any new loans on the Customer accounts because the trust is no longer purchasing new loan receivables from the Corporation.

The Corporation maintains retained interests in its securitization transactions, which are included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. The investors and providers of credit enhancement had a lien on a portion of these retained interests of $1.2 billion at June 30, 2003 and December 31, 2002. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

Impact Of Securitization Transactions On The Corporation’s Results

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation’s results on a managed basis. Managed data assumes the Corporation’s securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation’s owned loans. Management, equity and debt analysts, rating agencies, and others evaluate the Corporation’s operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation’s owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions. Managed other operating income includes the impact of the gain recognized on securitized loan principal receivables in accordance with Statement No. 140.

When adjusted for the effects of securitization, the Corporation’s managed data may be reconciled to its consolidated financial statements. This securitization adjustment reclassifies interest income, interchange income, credit card and other consumer loan fees, insurance income, recoveries on charged-off securitized loan principal receivables in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income.

Table 15 reconciles income statement data for the period to managed net interest income, managed provision for possible credit losses, and managed other operating income.

Table 15: Reconciliation of Income Statement Data for the Period to Managed Net Interest Income, Managed
                  Provision for Possible Credit Losses, Managed Other Operating Income
                 (dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net Interest Income:
Net interest income	$579,168	$504,817	$1,134,764	$1,018,093
Securitization adjustments	1,935,718	1,798,393	3,832,834	3,560,190

Managed net interest income	$2,514,886	$2,303,210	$4,967,598	$4,578,283

Provision for Possible Credit Losses:
Provision for possible credit losses	$345,603	$274,932	$724,480	$634,325
Securitization adjustments	1,111,105	972,012	2,211,400	1,891,527

Managed provision for possible credit losses	$1,456,708	$1,246,944	$2,935,880	$2,525,852

Other Operating Income:
Other operating income	$1,851,804	$1,633,629	$3,639,813	$3,229,895
Securitization adjustments	(824,613)	(826,381)	(1,621,434)	(1,668,663)

Managed other operating income	$1,027,191	$807,248	$2,018,379	$1,561,232

Managed net interest income increased $211.7 million or 9.2% to $2.5 billion and $389.3 million or 8.5% to $5.0 billion for the three and six months ended June 30, 2003, as compared to $2.3 billion and $4.6 billion for the same periods in 2002, respectively. The increase in managed net interest income for the three and six months ended June 30, 2003, was primarily a result of an increase in average managed interest-earning assets of $14.8 billion and $13.4 billion, combined with a decrease in the rate paid on average managed interest-bearing liabilities of 55 basis points and 54 basis points, partially offset by a decrease in the yield earned on average managed interest earning assets of 97 basis points and 90 basis points, respectively. The increase in average managed interest-earning assets is primarily the result of the increase in average managed loans and investments securities and money market instruments. The decrease in the yield earned on average managed interest-earning assets was primarily the result of lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow managed loans combined with a decrease in the yield earned on average loan receivables and average investment securities and money market instruments and an increase in lower yielding average investment securities and money market instruments as a percentage of average interest-earning assets. The decrease in the rate paid on average managed interest-bearing liabilities was a result of actions by the FOMC throughout 2001 and in the fourth quarter of 2002, that impacted overall market interest rates and decreased the Corporation’s funding costs.

The Corporation’s managed net interest margin, on a fully taxable equivalent basis, was 8.36% and 8.45% for the three and six months ended June 30, 2003, as compared to 8.73% and 8.79% for the same periods in 2002, respectively. The managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of managed average total interest-earning assets. The 37 basis points and 34 basis point decrease in the managed net interest margin for the three and six months ended June 30, 2003, respectively, was primarily the result of the yield earned on managed average interest-earning assets decreasing more than the rate paid on managed average interest-bearing liabilities combined with the increase in lower yielding average investment securities and money market instruments as a percentage of total managed average interest-earning assets. The net interest margin is reconciled to the managed net interest margin in Table 16.

The managed provision for possible credit losses increased $209.8 million or 16.8% to $1.5 billion and $410.0 million or 16.2% to $2.9 billion for the three and six months ended June 30, 2003, as compared to $1.2 billion and $2.5 billion for the same periods in 2002, respectively. The increase in the managed provision for possible credit losses was primarily the result of increases in the Corporation’s managed net credit losses and managed loans.

Managed other operating income increased $219.9 million or 27.2% to $1.0 billion and $457.1 million or 29.3% to $2.0 billion for the three and six months ended June 30, 2003, as compared to $807.2 million and $1.6 billion for the same periods in 2002, respectively. The increase in managed other operating income was primarily the result of the net gains from securitization activity, which includes changes in fair value of the interest-only strip receivable and the gains from the sale of loan principal receivables, combined with an increase in credit card fees, insurance income, and interchange income.

Table 16: Reconciliation of the Net Interest Margin Ratio to the
Managed Net Interest Margin Ratio (dollars in thousands) (unaudited)
	For the Three Months Ended			For the Three Months Ended
	June 30, 2003			June 30, 2002

	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments	$11,926,521			$7,649,378
Other interest-earning assets	3,856,756			3,916,061
Loan receivables (b)	27,784,650			24,295,173

Total	$43,567,927	$579,401	5.33%	$35,860,612	$505,110	5.65%

Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(3,787,737)			(3,855,194)
Securitized loans	80,819,218			73,778,180

Total	$77,031,481	$1,935,718	10.08%	$69,922,986	$1,798,393	10.32%

Managed Net Interest Margin (a):
Investment securities and money market instruments	$11,926,521			$7,649,378
Other interest-earning assets	69,019			60,867
Managed loans	108,603,868			98,073,353

Total	$120,599,408	$2,515,119	8.36%	$105,783,598	$2,303,503	8.73%

	For the Six Months Ended			For the Six Months Ended
	June 30, 2003			June 30, 2002

	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments	$11,099,005			$7,833,952
Other interest-earning assets	3,828,536			3,906,471
Loan receivables (b)	27,575,013			24,115,487

Total	$42,502,554	$1,135,214	5.39%	$35,855,910	$1,018,643	5.73%

Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(3,760,513)			(3,845,696)
Securitized loans	79,750,415			73,073,904

Total	$75,989,902	$3,832,834	10.17%	$69,228,208	$3,560,190	10.37%

Managed Net Interest Margin (a):
Investment securities and money market instruments	$11,099,005			$7,833,952
Other interest-earning assets	68,023			60,775
Managed loans	107,325,428			97,189,391

Total	$118,492,456	$4,968,048	8.45%	$105,084,118	$4,578,833	8.79%

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended June 30, 2003, and 2002 was $233 and $293, respectively. The fully taxable equivalent adjustment for the six months ended June 30, 2003, and 2002 was $450 and $550, respectively.

(b) Loan receivables include loans held for securitization and the loan portfolio.

Securitization Transaction Activity

During the six months ended June 30, 2003, the Corporation securitized credit card loan principal receivables totaling $6.3 billion, including the securitization of £500.0 million (approximately $790.0 million) by MBNA Europe and CAD$350.0 million (approximately $256.2 million) by MBNA Canada. The total amount of securitized loans was $81.2 billion or 73.5% of managed loans at June 30, 2003, compared to $78.5 billion or 73.2% at December 31, 2002. The total amount of securitized domestic credit card loans was 81.0% of managed domestic credit card loans at June 30, 2003, as compared to 80.4% at December 31, 2002. Securitized domestic other consumer loans were 47.2% of managed domestic other consumer loans at June 30, 2003, as compared to 47.3% at December 31, 2002. Securitized foreign loans were 57.1% of managed foreign loans at June 30, 2003, as compared to 56.8% at December 31, 2002.

During the three and six months ended June 30, 2003, there was an increase of $1.5 billion and $4.1 billion, respectively, in the Corporation's loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. The Corporation's loan portfolio is expected to increase an additional $4.5 billion during 2003 as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity.

Table 17 presents the Corporation’s securitized loans distribution.

Table 17: Securitized Loans Distribution
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2003	2002

Securitized Loans
Domestic:
Credit card	$65,422,788	$63,886,876
Other consumer	5,674,332	5,677,908

Total domestic securitized loans	71,097,120	69,564,784
Foreign:
Credit card	10,123,695	8,966,550

Total securitized loans	$81,220,815	$78,531,334

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

Table 18 presents summarized yields for each trust for the three month period ended June 30, 2003. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, the securitizations will begin to amortize earlier than their scheduled contractual maturity date.

Table 18: Securitization Trust Yields in Excess of Minimum Yield Data (a)
(dollars in thousands) (unaudited)

			For the Three Months Ended June 30, 2003

					Yield in Excess of Minimum Yield (a)
						Series Range
	Investor Principal	Number of Series in Trust	Average Annualized Yield	Average Minimum Yield	Weighted Average	High Low

MBNA Master Credit Card Trust II	$34,309,757	47	17.30%	9.78%	7.52%	7.88%	4.20%
UK Receivables Trust	3,788,596	8	19.46	11.31	8.16	9.00	5.71
Gloucester Credit Card Trust	2,447,874	9	19.66	10.56	9.10	9.74	7.92
MBNA Master Consumer
Loan Trust	5,560,278	3	(b)	(b)	(b)	(b)	(b)
MBNA Triple A Master Trust	2,000,000	2	17.70	9.77	7.93	7.94	7.93
MBNA Credit Card Master
Note Trust (c)	27,344,785	50	17.35	9.69	7.66	7.66	7.66
UK Receivables Trust II	3,707,120	5	17.92	10.82	7.11	7.20	6.84
Multiple Asset Note Trust	500,000	1	17.77	9.44	8.33	8.33	8.33

(a) The Yield in Excess of Minimum Yield represents the trust’s average annualized yield less its average minimum yield.
(b) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from Table 18.

(c) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries,
      MBNA Credit Card Master Note Trust issues specific classes of notes which contribute on a prorated basis to the calculation of  the average yield in excess of minimum yield. This average yield in excess of minimum yield impacts the distribution of  principal to investors of all classes within the MBNAseries.

Liquidity And Rate Sensitivity

The Corporation seeks to maintain prudent levels of liquidity, interest rate, and foreign currency exchange rate risk.

Liquidity Management

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations mature, debt and deposits mature, and payments on other obligations are made. Because the characteristics of the Corporation’s assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations, and other assets and liabilities. Table 19 provides a summary of the Corporation’s estimated liquidity requirements at June 30, 2003.

Table 19: Summary of Estimated Liquidity Requirements
(dollars in thousands) (unaudited)

	Estimated Liquidity Requirements
	at June 30, 2003

	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Deposits	$20,026,565	$9,203,950	$3,913,987	$8,037	$33,152,539
Short-term borrowings	1,237,378	-	-	-	1,237,378
Long-term debt and bank notes (par value)	1,438,372	2,513,464	2,560,067	3,394,122	9,906,025
Securitized loans (investor principal)	9,006,723	24,303,193	30,368,789	15,979,705	79,658,410
Minimum rental payments under noncancelable operating leases	24,707	27,407	3,062	80	55,256

Total estimated liquidity requirements	$31,733,745	$36,048,014	$36,845,905	$19,381,944	$124,009,608

The Corporation estimates that it will have $31.7 billion in liquidity requirements within the next year. These requirements include $20.0 billion in deposits that will mature and $9.0 billion related to certain securitization transactions that will enter their scheduled maturity period. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature. Therefore, the Corporation anticipates the net cash outflow related to deposits within the next year will be significantly less than reported above.

At June 30, 2003, the Corporation funded 73.5% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during the remainder of 2003. The consumer asset-backed securitization market in the United States exceeded $1.5 trillion at June 30, 2003, with approximately $213 billion of asset-backed securities issued during the six months ended June 30, 2003. An additional $99 billion of consumer asset-backed securities were issued in European markets during the six months ended June 30, 2003. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation’s position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation’s loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation’s current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation’s cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Corporation’s consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources.

In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation’s statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth, and meet the regulatory capital requirements.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the six months ended June 30, 2003, the Corporation issued 18.3 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 18.3 million common shares for $356.3 million. The Corporation received $139.4 million in proceeds from the exercise of stock options for the six months ended June 30, 2003. During the three months ended June 30, 2003, the Corporation experienced a high volume of stock option exercises. This increase in volume was primarily related to the increase in the Corporation’s stock price.

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuances, and uses securitization of the Corporation's loan principal receivables as a major funding alternative. In addition, further liquidity is provided to the Corporation through committed credit facilities.

Total deposits increased $2.5 billion or 8.3% to $33.2 billion at June 30, 2003, as compared to $30.6 billion at December 31, 2002. The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources. Total deposits increased as a result of increased consumer demand for deposit products and attractive pricing relative to other investment opportunities.

Table 20 provides the maturities of the Corporation's deposits at June 30, 2003.

Table 20: Maturities of Deposits at June 30, 2003
(dollars in thousands) (unaudited)

	Direct Deposits	Other Deposits	Total Deposits

One year or less	$16,693,128	$3,333,437	$20,026,565
Over one year through two years	3,767,165	1,987,169	5,754,334
Over two years through three years	1,897,919	1,551,697	3,449,616
Over three years through four years	1,075,525	969,424	2,044,949
Over four years through five years	1,270,169	598,869	1,869,038
Over five years	8,037	-	8,037

Total deposits	$24,711,943	$8,440,596	$33,152,539

Direct deposits are deposits marketed to and received from individual Customers without the use of a third-party intermediary. Included in the Corporation’s direct deposits at June 30, 2003, and December 31, 2002, were noninterest-bearing deposits of $2.3 billion and $915.7 million, representing 6.9% and 3.0% of total deposits, respectively. The increase in noninterest-bearing deposits was a result of the change in the timing of the remittance of principal collections on securitized loans to the trust. Since the second quarter of 2003, the Corporation is no longer obligated to transfer principal collections on the Corporation’s primary domestic credit card trust on a daily basis. These funds are now retained on behalf of the trust with the Corporation until remittance on a montly basis.

Other deposits are deposits generally obtained through the use of a third-party intermediary. Included in the Corporation’s other deposits at June 30, 2003, and December 31, 2002, were brokered deposits of $7.9 billion and $8.3 billion, representing 23.9% and 27.1% of total deposits, respectively. If these brokered deposits were not renewed at maturity, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in its loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At June 30, 2003, the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

The Corporation held $3.8 billion in investment securities and $8.0 billion of money market instruments at June 30, 2003, compared to $4.1 billion in investment securities and $5.3 billion in money market instruments at December 31, 2002. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at June 30, 2003, $1.7 billion are anticipated to mature within 12 months. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.4 billion at June 30, 2003, and $3.7 billion at December 31, 2002. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation's funding requirements. Money market instruments increased at June 30, 2003, from December 31, 2002, to provide liquidity to support portfolio acquisition activity and anticipated loan growth. Also, during the six months ended June 30, 2003, the Corporation increased its liquidity position in anticipation of possible market disruptions due to uncertainty created by world events and capital market conditions. Estimated maturities of the Corporation’s investment securities are presented in Table 21.

Table 21: Summary of Investment Securities at June 30, 2003
(dollars in thousands) (unaudited)

	Estimated Maturity
	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value

Available-for-Sale
U.S. Treasury and other U.S. government agencies obligations	$1,026,652	$692,475	$-	$-	$1,719,127	$1,703,306	$1,719,127
State and political subdivisions of the United States	103,785	-	-	-	103,785	103,785	103,785
Asset-backed and other Securities	610,806	957,145	26,919	1,118	1,595,988	1,588,267	1595,988

Total investment securities available-for-sale	$1,741,243	$1,649,620	$26,919	$1,118	$3,418,900	$3,395,358	$3,418,900

Held-to-Maturity
U.S. Treasury and other U.S. government agencies obligations	$-	$-	$-	$367,869	$367,869	$367,869	$380,412
State and political subdivisions of the United States	-	150	649	6,185	6,984	6,984	7,177
Asset-backed and other Securities	1,000	1,000	-	9,247	11,247	11,247	11,389

Total investment securities available-for-sale	$1,000	$1,150	$649	$383,301	$386,100	$386,100	$398,978

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

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at June 30, 2003, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $58 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $58 million in projected net income during the next 12 months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 2003, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $163 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

Regulatory Matters

Interchange Income

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. The U.K. Office of Fair Trading issued its preliminary conclusions arising out of the Notice under Rule 14 of the Competition Act 1998, against MasterCard U.K. Members Forum; the conclusions find that the interchange fee paid by merchant acquirers to card issuers in the U.K. is anti-competitive, and that the agreement between MasterCard’s U.K. members for interchange leads to an unjustifiably high fee being paid to card issuing banks. The Corporation cannot predict when, and if, the legislation will be passed and does not expect the impact to be material in 2003. Any potential impact could also vary based on business strategies or other actions the Corporation will take to attempt to limit the impact.

Basel Committee

In April 2003, the Basel Committee on Banking Supervision (the “Committee”) issued a consultative document for public comment, “The New Basel Capital Accord,” which proposes significant revisions to the current Basel Capital Accord. The proposed new accord would establish a three-part framework for capital adequacy that would include: (1) minimum capital requirements; (2) supervisory review of an institution’s capital adequacy and internal assessment process; and (3) market discipline through effective disclosures regarding capital adequacy.

The first part of the proposal would create options for a bank to use when determining its capital charge. The option selected by each bank would depend on the complexity of the bank’s business and the quality of its risk management. The proposed standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank’s capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach (the “IRB Approach”). Under the IRB Approach, a bank could use its internal estimates to determine certain elements of credit risk, such as the loss that a borrower’s default would cause and the probability of a borrower’s default. The Committee is also proposing an explicit capital charge for operational risk to provide for risks created by processes, systems, or people, such as internal systems failure or fraud.

The second part of the proposal would establish new supervisory review requirements for capital adequacy and would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The proposed supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates.

The third aspect of the proposal, market discipline, would require detailed disclosure of a bank’s capital adequacy to enhance the role of market participants in encouraging banks to hold adequate capital. Each bank would also be required to disclose how it evaluates its own capital adequacy.

In August 2003, an advance notice of proposed rulemaking was published by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision (collectively “the Agencies”). The advance notice of proposed rulemaking was titled “Risk-Based Capital Guidelines; Implementation of New Basel Capital Accord; Internal Ratings-Based Systems for Corporate Credit and Operational Risk Advanced Measurement Approaches for Regulatory Capital; Proposed Rule and Notice” (“Proposed Regulatory Guidance”). The Proposed Regulatory Guidance sets forth for industry comment the Agencies views on a proposed framework for implementing the New Basel Capital Accord in the United States. In particular, this Proposed Regulatory Guidance describes significant elements of the Advanced Internal Ratings-Based approach for credit risk and the Advanced Measurement Approaches for operation risk. The Agencies believe that the advance risk and capital measurement methodologies of the New Accord are the most appropriate approaches for large, internationally active banking organizations. Institutions subject to the advanced approaches on a mandatory basis would be those with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more.  Under the proposed rule, the Corporation would fall under the advance risk and capital measurement methodologies.

It is not clear as of this date whether and in what manner the proposed new accord will be adopted by U.S. bank regulators with respect to banking organizations that they supervise and regulate. Adoption of the proposed new accord could require U.S. banking organizations to increase their capital, due in part to the new capital requirement for operational risk.

Future changes in laws and regulations and in policies applied by banking or other regulators also could affect the Corporation’s financial condition and results of operations in future periods.

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

Legal And Regulatory

The banking and consumer credit industry is subject to extensive regulation and examination. Changes in federal and state laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact the Corporation’s performance. In recent years, changes in policies and regulatory guidance issued by banking regulators, and affecting credit card and consumer lending in particular, have had a significant impact on the Corporation and are likely to continue to do so in the future. The Corporation cannot predict the impact of these changes. The impact of changes in bank regulatory guidance is particularly difficult to assess as the guidance in recent years has provided, and is likely to continue to provide, considerable discretion to bank regulators in interpreting how the guidance should be applied generally or to particular lenders. In addition, the Corporation could incur unanticipated litigation or compliance costs. See “Regulatory Matters” and “Legal Proceedings” for further discussion.

Competition

The Corporation’s business is highly competitive. Competition from other lenders could affect the Corporation’s loans outstanding, Customer retention, and the rates and fees charged on the Corporation’s loans.

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

Delinquencies And Credit Losses

An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s credit card and other consumer loans, the composition of the Corporation’s loans between credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts and the seasoning of the Corporation’s accounts. See “Loan Quality” for a discussion of the Corporation’s delinquencies and credit losses.

Interest Rate Increases

An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Interest Rate Sensitivity” for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability Of Funding And Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation. See “Liquidity Risk” for a discussion of the Corporation’s liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption “Interest Rate Sensitivity” and “Foreign Currency Exchange Rate Sensitivity” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the last day of the period covered by this report as required by Rule 13a-15(b) under the Exchange Act. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded as of the last day of the period covered by this report that the Corporation's disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Corporation's reports filed or submitted under the Exchange Act, particularly during the period in which this quarterly report was being prepared.

There was no change in the Corporation's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Broder v. MBNA America Bank, N.A.

In October 1998, Gerald D. Broder filed a lawsuit against the Corporation and the Bank in the Supreme Court of New York, County of New York. This suit is a purported class action. The plaintiff alleges that the Bank's advertising of its cash promotional annual percentage rate program was fraudulent and deceptive. The plaintiff seeks unspecified damages including actual, treble and punitive damages and attorneys' fees for an alleged breach of contract, common law fraud and violation of New York consumer protection statutes. In April 2000, summary judgment was granted to the Corporation and the Bank on the common law fraud claim and a class was certified by the Court. In November 2001, the court gave preliminary approval to the settlement of this suit for an estimated $18.0 million, including fees and costs. In July 2003 the court entered a final order approving the settlement. The Corporation expects that one or more objectors will appeal the order. The Corporation has reserved $19.5 million for the settlement amount and the costs of implementing the settlement. The reserve is included in accrued expenses and other liabilities in the Corporation’s Consolidated Statement of Financial Condition at June 30, 2003.

Foreign Currency Conversion Fees Litigation.

MasterCard and Visa charge credit and debit cardholders a 1% fee on transactions in foreign currencies for conversion of the foreign currency into US dollars. They require the Corporation’s banking subsidiaries and other member banks to disclose the fee in their cardholder agreements and to bill and collect the fee from cardholders. In Schwartz v. Visa and MasterCard , filed in February 2000 in the California Superior Court, the plaintiff claims that the 1% fee is not adequately disclosed under federal and California law. The trial court issued a decision holding that the federal disclosure requirement is not applicable but that the failure to disclose the fee on each statement that includes a fee is unfair under California law. The court intends to hold a hearing on restitution of the fees to cardholders. Visa and MasterCard have announced their intention to appeal the final decision. The Corporation is not a party to the Schwartz case and should have no direct potential liability in that matter. However, a large monetary judgment against MasterCard or Visa could indirectly affect the Corporation and other issuers. The plaintiffs or MasterCard and Visa or their creditors may seek to assess or otherwise assert claims against members of MasterCard and Visa, including the Corporation's banking subsidiaries, to satisfy the judgment. Even if no claim is asserted against member banks, the impact of a judgment against MasterCard and Visa could adversely affect the business of the Corporation's banking subsidiaries. The Corporation cannot determine at this time the outcome of this matter, the amount of any possible judgments against MasterCard and Visa, or the likelihood, amount or validity of any claims against the member banks resulting from these suits.

Unlike most other issuers, in the United States the Corporation’s banking subsidiaries do not charge a foreign currency conversion fee in addition to the fee charged by MasterCard and Visa. A number of other class actions are pending against other issuers claiming that these additional foreign currency conversion fees are not properly disclosed by those issuers as finance charges on the cardholder statement under Regulation Z. The Corporation is not a party to these suits.

The Corporation is one of many card issuers who are defendants in In Re Currency Conversion Fee Antitrust Litigation filed in January 2002 in the US District Court for the Southern District of New York. The plaintiffs, none of whom are the Corporation’s Customers, claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and to conceal the fees by not disclosing them on cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa. The court recently granted a motion to dismiss certain Truth-in-Lending Act claims against the Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. The Corporation intends to file a motion for summary judgment after discovery. The Corporation intends to defend this matter vigorously and believes that it should prevail.

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

ITEM 5. OTHER INFORMATION

Change of Control Severance Agreements

Change of control severance agreements are in effect between the Corporation and 20 senior executives of the Corporation. A “change of control” is defined to include an acquisition of 40% or more of the Corporation’s common stock, certain changes in a majority of the Board of Directors, certain reorganizations or mergers, and other events, all as further defined in the agreements.

Under the terms of these agreements, if an executive’s employment is terminated within the three-year period following a change of control, or within 12 months prior to a change of control and in connection with a change of control, and such termination is by the Corporation other than for “cause” or by the executive for “good reason” (each as defined in the related agreements), or, for the Corporation's Corporate Policy Committee (top 6 executives) the executive terminates his employment for any reason in the 30 day period beginning one year after a change of control, the executive will be entitled to receive a pro rata portion of the executive’s bonus, a lump sum cash payment equal to three, two or one and one-half times (depending on the executive's level with the Corporation) the sum of salary and bonus, and certain other benefits, all as further defined and detailed in the related agreements. The agreements also provide for a full tax “gross up” to cover any “excess parachute payment” taxes imposed on the executive as a result of a change of control.

In addition, if such senior executive's employment is terminated at any time following a change of control, or within 12 months prior to a change of control and in connection with a change of control, for the reasons described above, then the executive will receive an annual retirement benefit under the Corporation's Supplemental Executive Retirement Plan (“SERP”) ranging from 40% to 80% of salary, depending on the executive's age and level, all as further detailed in the SERP (absent a change of control, the SERP generally only provides a retirement benefit for retirement at or after age 60, or as late as age 65 if the executive does not have 10 years of service with the Corporation).

The change of control severance agreements and the revised SERP are filed as exhibits to this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Index of Exhibits

Exhibit	Description of Exhibit

10.1	Senior Syndicated Revolving Credit Facility Agreement

10.2	Change of Control Agreement dated as of July 2003 by and between MBNA Corporation, MBNA America Bank, N.A. and certain executive officers of MBNA Corporation.

10.3	Change of Control Agreement dated as of July 2003 by and between MBNA Corporation, MBNA America Bank, N.A. and certain executive officers of MBNA Corporation.

10.4	MBNA Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2003.

10.5	MBNA Corporation’s 1997 Long Term Incentive Plan Policies.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

b. Reports on Form 8-K

1. Report dated April 10, 2003, reporting the securitization of $750.0 million of credit card loan receivables by MBNA America Bank, N.A.

2. Report dated April 23, 2003, reporting MBNA Corporation’s earnings release for the first quarter of 2003.

3. Report dated April 30, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for April 2003.

4. Report dated May 7, 2003, reporting the securitization of CAD$350.0 million of credit card loan receivables by MBNA Canada Bank.

5. Report dated May 8, 2003, reporting the securitization of $175.0 million of credit card loan receivables by MBNA America Bank, N.A.

6. Report dated May 21, 2003, reporting the securitization of EUR500.0 million of credit card loan receivables by MBNA America Bank, N.A.

7. Report dated May 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for May 2003.

8. Report dated June 4, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

9. Report dated June 12, 2003, reporting the securitization of $200.0 million of credit card loan receivables by MBNA America Bank, N.A.

10. Report dated June 30, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for June 2003.

11. Report dated July 2, 2003, reporting the securitization of $100.0 million of credit card loan receivables by MBNA America Bank, N.A.

12. Report dated July 23, 2003, reporting the securitization of 250.0 million pounds sterling of credit card loan receivables MBNA Europe Bank Limited.

13. Report dated July 24, 2003, reporting MBNA Corporation’s earnings release for the second quarter of 2003.

14. Report dated July 30, 2003, reporting the securitization of $250.0 million of credit card loan receivables by MBNA America Bank, N.A.

15. Report dated August 5, 2003, reporting the securitization of $650.0 million of credit card loan receivables by MBNA America Bank, N.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBNA Corporation

Date: August 13, 2003	/s/	Vernon H.C. Wright
Vernon H.C. Wright
Chief Financial Officer

