Form 10-Q
period 2003-09-30
MBNA CORP
filed 2003-11-14
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Common Stock, $.01 Par Value – 1,277,671,875 Shares Outstanding as of September 30, 2003

MBNA CORPORATION AND SUBSIDIARIES

Item 1.
MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Cash and due from banks	$508,804	$721,972
Interest-earning time deposits in other banks	4,953,886	3,703,052
Federal funds sold	2,495,000	1,645,000
Investment securities:
Available-for-sale (amortized cost of $3,867,519 and $3,617,505 at September 30, 2003, and December 31, 2002, respectively)	3,884,059	3,655,808
Held-to-maturity (market value of $369,077 and $428,472 at September 30, 2003, and December 31, 2002, respectively)	364,131	419,760
Loans held for securitization	9,674,690	11,029,627
Loan portfolio:
Credit card	10,844,442	9,484,115
Other consumer	8,296,957	8,212,766

Total loan portfolio	19,141,399	17,696,881
Reserve for possible credit losses	(1,179,995)	(1,111,299)

Net loan portfolio	17,961,404	16,585,582
Premises and equipment, net	2,620,425	2,519,101
Accrued income receivable	380,168	371,089
Accounts receivable from securitization	10,251,356	6,926,876
Intangible assets, net	3,124,874	3,188,501
Prepaid expenses and deferred charges	514,566	412,609
Other assets	1,978,869	1,677,769

Total assets	$58,712,232	$52,856,746

LIABILITIES
Deposits:
Time deposits	$21,683,620	$22,079,031
Money market deposit accounts	7,903,403	7,520,119
Noninterest-bearing deposits	2,507,687	915,687
Interest-bearing transaction accounts	46,947	45,414
Savings accounts	79,454	55,965

Total deposits	32,221,111	30,616,216
Short-term borrowings	1,201,268	1,250,103
Long-term debt and bank notes	11,896,068	9,538,173
Accrued interest payable	321,912	286,158
Accrued expenses and other liabilities	2,719,760	2,064,777

Total liabilities	48,360,119	43,755,427

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at September 30, 2003, and December 31, 2002)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,277,671,875 shares issued and outstanding at September 30, 2003, and December 31, 2002)	12,777	12,777
Additional paid-in capital	2,131,011	2,296,568
Retained earnings	7,998,935	6,707,162
Accumulated other comprehensive income	209,304	84,726

Total stockholders' equity	10,352,113	9,101,319

Total liabilities and stockholders' equity	$58,712,232	$52,856,746

 The accompanying notes are an integral part of the consolidated financial statements

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Interest Income
Loan portfolio	$552,845	$511,878	$1,639,263	$1,466,079
Loans held for securitization	286,544	237,566	837,529	797,596
Investment securities:
Taxable	25,485	31,714	83,909	100,616
Tax-exempt	174	449	925	1,428
Time deposits in other banks	19,634	12,056	59,012	35,864
Federal funds sold	7,842	8,679	25,408	26,592
Other interest income	77,005	85,081	227,425	270,567

Total interest income	969,529	887,423	2,873,471	2,698,742

Interest Expense
Deposits	272,127	313,826	851,343	942,385
Short-term borrowings	10,247	11,356	30,377	31,884
Long-term debt and bank notes	87,243	79,970	257,075	224,109

Total interest expense	369,617	405,152	1,138,795	1,198,378

Net Interest Income	599,912	482,271	1,734,676	1,500,364
Provision for possible credit losses	334,064	288,195	1,058,544	922,520

Net interest income after provision for possible credit losses	265,848	194,076	676,132	577,844

Other Operating Income
Securitization income	1,705,748	1,402,121	4,709,155	4,106,681
Interchange	94,134	93,474	284,834	255,988
Credit card fees	130,612	88,761	378,489	280,186
Other consumer loan fees	29,312	20,610	84,374	72,591
Insurance	57,168	43,814	166,496	130,581
Other	15,495	19,365	48,934	52,013

Total other operating income	2,032,469	1,668,145	5,672,282	4,898,040

Other Operating Expense
Salaries and employee benefits	516,011	501,713	1,554,703	1,445,927
Occupancy expense of premises	44,055	43,997	131,998	128,150
Furniture and equipment expense	88,070	86,532	261,737	248,822
Other	619,253	602,153	1,841,894	1,719,556

Total other operating expense	1,267,389	1,234,395	3,790,332	3,542,455

Income Before Income Taxes	1,030,928	627,826	2,558,082	1,933,429
Applicable income taxes	372,165	229,784	923,468	707,635

Net Income	$658,763	$398,042	$1,634,614	$1,225,794

Earnings Per Common Share	$.51	$.31	$1.27	$.95
Earnings Per Common Share—Assuming Dilution	.51	.30	1.25	.93

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts)
(unaudited)

	Outstanding Shares

	Preferred (000)	Common (000)	Preferred Stock	Common Stock

Balance, December 31, 2002	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.26 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	24,019	-	240
Stock-based compensation tax benefit	-	-	-	-
Issuance of common stock, net of issuance costs	-	50,000	-	500
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(74,019)	-	(740)

Balance, September 30, 2003	8,574	1,277,672	$86	$12,777

Balance, December 31, 2001	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.20 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	24,015	-	240
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(24,015)	-	(240)

Balance, September 30, 2002	8,574	1,277,672	$86	$12,777

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2002	$2,296,568	$6,707,162	$84,726	$9,101,319
Comprehensive income:
Net income	-	1,634,614	-	1,634,614
Other comprehensive income, net of tax	-	-	124,578	124,578
Comprehensive income				1,759,192

Cash dividends:
Common - $.26 per share	-	(332,293)	-	(332,293)
Preferred	-	(10,548)	-	(10,548)
Exercise of stock options and other awards	204,960	-	-	205,200
Stock-based compensation tax benefit	62,892	-	-	62,892
Issuance of common stock, net of issuance costs	1,081,669			1,082,169
Amortization of deferred compensation expense	55,484	-	-	55,484
Acquisition and retirement of common stock	(1,570,562)	-	-	(1,571,302)

Balance, September 30, 2003	$2,131,011	$7,998,935	$209,304	$10,352,113

Balance, December 31, 2001	$2,529,563	$5,304,725	$(48,433)	$7,798,718
Comprehensive income:
Net income	-	1,225,794	-	1,225,794
Other comprehensive income, net of tax	-	-	82,905	82,905
Comprehensive income				1,308,699

Cash dividends:
Common - $.20 per share	-	(259,897)	-	(259,897)
Preferred	-	(10,660)	-	(10,660)
Exercise of stock options and other awards	128,131	-	-	128,371
Stock-based compensation tax benefit	125,363	-	-	125,363
Amortization of deferred compensation expense	36,267	-	-	36,267
Acquisition and retirement of common stock	(584,511)	-	-	(584,751)

Balance, September 30, 2002	$2,234,813	$6,259,962	$34,472	$8,542,110

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2003	2002

Operating Activities
Net income	$1,634,614	$1,225,794
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	1,058,544	922,520
Depreciation, amortization, and accretion	630,166	541,055
Benefit for deferred income taxes	(56,054)	(100,201)
(Increase) decrease in accrued income receivable	(2,562)	41,162
Increase in accounts receivable from securitization	(3,278,463)	(799,890)
Increase in accrued interest payable	33,173	62,933
Decrease in other operating activities	394,299	392,334

Net cash provided by operating activities	413,717	2,285,707
Investing Activities
Net increase in money market instruments	(2,031,694)	(1,026,783)
Proceeds from maturities of investment securities available-for-sale	1,353,724	956,296
Proceeds from sale of investment securities available-for-sale	-	13,126
Purchases of investment securities available-for-sale	(1,608,980)	(1,293,567)
Proceeds from maturities of investment securities held-to-maturity	69,014	26,028
Purchases of investment securities held-to-maturity	(13,032)	(70,102)
Proceeds from securitization of loans	10,170,349	10,807,308
Loan portfolio acquisitions	(1,264,342)	(3,969,192)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(5,402,965)	(7,460,301)
Net loan originations	(4,506,353)	(2,376,519)
Net purchases of premises and equipment	(294,978)	(417,424)

Net cash used in investing activities	(3,529,257)	(4,811,130)
Financing Activities
Net increase in money market deposit accounts, noninterest-bearing deposits, interest- bearing transaction accounts, and savings accounts	1,992,249	1,145,374
Net (decrease) increase in time deposits	(426,434)	1,746,036
Net decrease in short-term borrowings	(81,738)	(466,197)
Proceeds from issuance of long-term debt and bank notes	2,838,217	2,095,395
Maturity of long-term debt and bank notes	(831,485)	(1,235,708)
Proceeds from exercise of stock options and other awards	205,200	128,371
Acquisition and retirement of common stock	(1,571,302)	(584,751)
Proceeds from issuance of common stock	1,082,169	-
Dividends paid	(304,504)	(257,714)

Net cash provided by financing activities	2,902,372	2,570,806

(Decrease) increase in cash and cash equivalents	(213,168)	45,383
Cash and cash equivalents at beginning of period	721,972	962,118

Cash and cash equivalents at end of period	$508,804	$1,007,501

Supplemental Disclosure
Interest expense paid	$1,144,299	$1,171,812

Income taxes paid	$544,657	$642,423

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation (“the Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B: Change in Accounting Estimate for Interest and Fees

In September 2002, the Corporation implemented the Federal Financial Institutions Examination Council (“FFIEC”) guidance for uncollectible accrued interest and fees for its managed loan portfolio. As a result, the Corporation changed its estimate of the value of accrued interest and fees in September 2002. The change in the estimated value of accrued interest and fees resulted in a decrease to income before income taxes of $263.7 million ($167.2 million after taxes) or $.13 per common share-assuming dilution for the three and nine months ended September 30, 2002, through a reduction of $66.3 million of interest income and $197.4 million of other operating income. The change in the estimated value of accrued interest and fees also reduced ending total loan receivables by $86.5 million, accrued income receivable by $5.2 million, and accounts receivable from securitization by $172.0 million. The Corporation’s earnings per common share, excluding the change in the estimated value of accrued interest and fees in 2002, would have been $.44 and $1.08 for the three and nine months ended September 30, 2002, respectively and earnings per common share-assuming dilution would have been $.43 and $1.06 for the three and nine months ended September 30, 2002, respectively. The change in the estimated value of accrued interest and fees has not had a material effect on earnings in subsequent periods.

Note C: Stock-Based Employee Compensation

The Corporation has two stock-based employee compensation plans (which are more fully described in “Note 21: Stock-Based Employee Compensation” contained in the Annual Report on Form 10-K for the year ended December 31, 2002). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”). No options-based employee compensation cost is reflected in net income as a result of the grant of stock options to employees, as all options are granted with an exercise price that is not less than the fair market value of the Corporation’s Common Stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into expense over a 10 year period that approximates the restriction period, or less if the restricted shares had a specific vesting date less than 10 years from the date of grant.

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

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except for per share amounts) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net Income
As reported	$658,763	$398,042	$1,634,614	$1,225,794
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,408	4,858	35,454	22,993
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23,201)	(19,719)	(91,909)	(83,193)

Pro forma	$642,970	$383,181	$1,578,159	$1,165,594

Earnings Per Common Share
As reported	$.51	$.31	$1.27	$.95
Pro forma	.50	.30	1.23	.90
Earnings Per Common Share-Assuming Dilution
As reported	.51	.30	1.25	.93
Pro forma	.49	.29	1.21	.89

Note D: Capitalized Software

Effective January 1, 2003, the Corporation reclassified capitalized computer software from other assets to premises and equipment in the Corporation’s consolidated statements of financial condition. Also effective January 1, 2003, the Corporation reclassified amortization of capitalized computer software from the other expense component of other operating expenses to furniture and equipment expense in the Corporation’s consolidated statements of income. Capitalized computer software was $424.3 million (net of accumulated amortization of $274.5 million) and $330.5 million (net of accumulated amortization of $216.2 million) at September 30, 2003, and December 31, 2002, respectively. Amortization of capitalized computer software was $32.3 million and $94.1 million for the three and nine months ended September 30, 2003, as compared to $26.0 million and $75.5 million for the same periods in 2002, respectively (see “Note 3: Significant Accounting Policies-Capitalized Software” contained in the Annual Report on Form 10-K for the year ended December 31, 2002). For purposes of comparability, prior period amounts have been reclassified.

Note E: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

		Series A		Series B

Declaration Date	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share

January 23, 2003	April 15, 2003	7.50%	$.46875	5.50%	$.34380
April 23, 2003	July 15, 2003	7.50	.46875	5.50	.34380
July 24, 2003	October 15, 2003	7.50	.46875	5.50	.34380
October 16, 2003	January 15, 2004	7.50	.46875	5.50	.34380

Note F: Common Stock

For the nine months ended September 30, 2003, 5.2 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $105.0 million when issued. The unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $208.3 million and $158.2 million at September 30, 2003, and December 31, 2002, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended September 30, 2003, the Corporation issued 5.7 million common shares upon the exercise of stock options, and purchased 5.7 million common shares for $132.5 million. The Corporation received $65.8 million in proceeds from the exercise of stock options for the three months ended September 30, 2003. During the nine months ended September 30, 2003, the Corporation issued 24.0 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 24.0 million common shares for $488.8 million. The Corporation received $205.2 million in proceeds from the exercise of stock options for the nine months ended September 30, 2003.

In the third quarter of 2003, the Corporation issued 50.0 million shares of its common stock in a public offering for approximately $1.1 billion, net of issuance costs. The shares were issued under the Corporation’s existing shelf registration statement. The Corporation used the proceeds to repurchase the same number of shares at the same price from the estate of the Corporation’s former Chairman and Chief Executive Officer.  The estate has the right to cause the sale of shares through a registration rights agreement entered into in 1991 at the time of the Corporation's initial public offering.  The issuance and repurchase were done to satisfy the Corporation's obligation related to the sale of shares by the estate.

On October 16, 2003, the Corporation’s Board of Directors declared a quarterly cash dividend of $.10 per common share, payable January 1, 2004, to stockholders of record as of December 15, 2003.

Note G: Earnings Per Common Share

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Earnings Per Common Share
Net income	$658,763	$398,042	$1,634,614	$1,225,794
Less: preferred stock dividend requirements	3,516	3,544	10,548	10,660

Net income applicable to common stock	$655,247	$394,498	$1,624,066	$1,215,134

Weighted average common shares outstanding (000)	1,277,810	1,277,720	1,278,307	1,277,805

Earnings per common share	$.51	$.31	$1.27	$.95

Earnings Per Common Share – Assuming Dilution
Net income	$658,763	$398,042	$1,634,614	$1,225,794
Less: preferred stock dividend requirements	3,516	3,544	10,548	10,660

Net income applicable to common stock	$655,247	$394,498	$1,624,066	$1,215,134

Weighted average common shares outstanding (000)	1,277,810	1,277,720	1,278,307	1,277,805
Net effect of dilutive stock options (000)	18,502	19,692	16,108	26,736

Weighted average common shares outstanding and common stock equivalents (000)	1,296,312	1,297,412	1,294,415	1,304,541

Earnings per common share – assuming dilution	$.51	$.30	$1.25	$.93

There were 20.5 million and 53.8 million stock options, with an average option exercise price of $23.91 and $22.16 per share outstanding for the three and nine months ended September 30, 2003, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares. The stock options outstanding for the three months ended September 30, 2003, excluded from the earnings per common share-assuming dilution calculation, expire in 2011 and 2012. The stock options outstanding for the nine months ended September 30, 2003, excluded from the earnings per common share-assuming dilution calculation, expire from 2009 through 2013. There were 45.2 million and 20.7 million stock options with an average option exercise price of $22.53 and $23.91 per share outstanding for the three and nine months ended September 30, 2002, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares. The stock options outstanding for the three months ended September 30, 2002, excluded from the earnings per common share-assuming dilution calculation, expire from 2009 through 2012. The stock options outstanding for the nine months ended September 30, 2002, excluded from the earnings per common share-assuming dilution calculation, expire in 2011 and 2012.

Note H: Investment Securities

For the nine months ended September 30, 2003, the Corporation did not sell any investment securities available-for-sale. For the nine months ended September 30, 2002, the Corporation sold investment securities available-for-sale resulting in a realized loss of $95,000 ($62,000 after taxes).

Note I: Asset Securitization

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

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“Statement No. 140”) is included in securitization income in the Corporation’s consolidated statements of income. The gain was $35.4 million (net of securitization transaction costs of $12.9 million) and $93.6 million (net of securitization transaction costs of $38.3 million) for the three and nine months ended September 30, 2003 (on the sale of $3.9 billion and $10.2 billion of credit card loan principal receivables for the three and nine months ended September 30, 2003, respectively), as compared to $40.3 million (net of securitization transaction costs of $6.9 million) and $104.8 million (net of securitization transaction costs of $32.1 million) for the three and nine months ended September 30, 2002, respectively (on the sale of $3.8 billion and $10.9 billion of credit card loan principal receivables for the three and nine months ended September 30, 2002, respectively). During the third quarter of 2003, the Corporation began including projected express payment and returned check fees in the determination of the fair value of the interest-only strip receivable. The Corporation began including express payment fees in the determination of the fair value of the interest-only strip receivable because Customers have increasingly chosen to utilize express payment services to ensure that their payments are received on time and that they do not incur a late fee.  Changes in these fees are not expected to have a material impact on the Corporation’s earnings in subsequent periods (see “Total Other Operating Income - Net Gain (or Loss) from Securitization Activity” for further discussion).

Accounts Receivable From Securitization
(dollars in thousands)
	September 30,	December 31,
	2003	2002

	(unaudited)

Sale of new loan principal receivables	$4,909,892	$1,813,589
Accrued interest and fees on securitized loans	1,989,834	2,027,281
Interest-only strip receivable	1,272,482	1,129,965
Accrued servicing fees	772,370	667,246
Cash reserve accounts	549,844	473,271
Other subordinated retained interests	587,137	613,659
Other	169,797	201,865

Total accounts receivable from securitization	$10,251,356	$6,926,876

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, certain fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest rate paid to investors. These assumptions are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. If these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

The Corporation’s securitization key assumptions and their sensitivities to adverse changes are presented in the following tables. The adverse changes to the key assumptions and estimates are hypothetical and are presented in accordance with Statement No. 140. The amount of the adverse change has been limited to the recorded amount of the interest-only strip receivable where the hypothetical change exceeds the value of the interest-only strip receivable. The sensitivities do not reflect actions management might take to offset the impact of the possible adverse changes if they were to occur. For discussion of changes in the excess spread, see “Total Other Operating Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)

	September 30, 2003		September 30, 2002

	Credit Card	Other Consumer	Credit Card	Other Consumer

Interest-only strip receivable	$1,184,745	$87,737	$1,022,049	$98,536
Weighted average life (in years)	.33	.95	.35	.85

Loan payment rate
(weighted average rate)	14.74%	4.60%	13.40%	5.17%
Impact on fair value of 20% adverse change	$166,553	$13,334	$147,124	$14,976
Impact on fair value of 40% adverse change	290,106	22,959	251,382	25,783

Gross credit losses (b)
(weighted average rate)	5.27%	9.35%	4.92%	8.93%
Impact on fair value of 20% adverse change	$246,902	$85,841	$223,545	$73,784
Impact on fair value of 40% adverse change	493,805	87,737	447,090	98,536

Excess spread (c)
(weighted average rate)	5.04%	1.91%	4.49%	2.39%
Impact on fair value of 20% adverse change	$236,949	$17,547	$204,410	$19,707
Impact on fair value of 40% adverse change	473,898	35,095	408,820	39,414

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,190	$999	$4,786	$1,013
Impact on fair value of 40% adverse change	10,343	1,980	9,535	2,009

(a) The sensitivities do not reflect actions management might take to offset the impact of possible adverse changes if they were to occur.
(b) Gross credit losses exclude the impact of recoveries; however, recoveries are included in the determination of the excess spread.
(c) Excess spread includes projections of interest income, certain fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

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
(c) Excess spread includes projections of interest income, certain fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

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
(c) Excess spread includes projections of interest income, certain fees, and charged-off loan recoveries, less gross credit losses, contractual servicing fees, and the interest rate paid to investors.

Note J: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more. During the nine months ended September 30, 2003, the Corporation issued long-term debt and bank notes consisting of the following:

Par Value
(dollars in thousands)
(unaudited)

Fixed-Rate Senior Medium-Term Notes, with a weighted average interest rate of 5.45%, payable semi-annually, maturing in varying amounts in 2008 through 2015	$1,050,000

Fixed-Rate Medium-Term Deposit Notes, with a weighted average interest rate of 5.13%, payable semi-annually, maturing in varying amounts in 2006 and 2008 (CAD$359.3 million)	253,091

Floating-Rate Medium-Term Deposit Notes, priced at 80 through 105 basis points over the ninety- day Bankers Acceptance Rate, payable quarterly, maturing in 2005 and 2006 (CAD$91.3 million)	64,568

Fixed-Rate Euro Medium-Term Notes, with an interest rate of 4.5%, payable annually, maturing in 2009 (€500 million)	582,603

Floating-Rate Euro Medium-Term Notes, priced at 155 basis points over the three-month Sterling London Interbank Offered Rate, payable quarterly, maturing in 2008 (£20.0 million)	31,517

Floating-Rate Euro Medium-Term Notes, priced at 60 and 105 basis points over the three- month Euro London Interbank Offered Rate, payable quarterly, maturing in 2005 and 2008 (€750 million)	832,026

Floating-Rate Euro Medium-Term Notes, priced at 50 and 64 basis points over the three-month London Interbank Offered Rate, payable quarterly, maturing in 2005	47,000

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes in order to more closely match the interest rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited (“MBNA Europe”).

During the nine months ended September 30, 2003, the Corporation entered into interest rate swap agreements, with a total notional value of $1.1 billion, related to the issuance of the Fixed-Rate Senior Medium-Term Notes.

During the nine months ended September 30, 2003, MBNA Canada Bank (“MBNA Canada”) entered into interest rate swap agreements, with a total notional value of $217.8 million (CAD$310.7 million), related to the issuance of the Fixed-Rate Medium-Term Deposit Notes.

During the nine months ended September 30, 2003, MBNA Europe entered into interest rate swap agreements, with a total notional value of $582.6 million (€500 million), related to the issuance of the Fixed-Rate Euro Medium-Term Notes.

All of the interest rate swap agreements entered into during the nine months ended September 30, 2003, qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended.

During the nine months ended September 30, 2003, MBNA Europe entered into foreign exchange swap agreements, with a total notional value of $1.1 billion (€1.0 billion) related to the issuance of Euro denominated Euro Medium-Term Notes. MBNA Europe also entered into foreign exchange swap agreements, with a total notional value of $47.0 million related to the issuance of U.S. dollar denominated Euro Medium-Term Notes.

During the nine months ended September 30, 2003, $334.0 million of Senior Medium-Term Notes, $10.0 million of Bank Notes, $39.3 million of Medium-Term Deposit Notes, and $448.1 million of Euro Medium-Term Notes matured.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”).  In accordance with Interpretation No. 46, the Corporation has determined that MBNA Capital A (registered December 1996), MBNA Capital B (registered January 1997), MBNA Capital C (registered March 1997), MBNA Capital D (registered June 2002), and MBNA Capital E (registered November 2002) (collectively the “statutory trusts”), are variable interest entities and that the Corporation is not the primary beneficiary. The Corporation is the owner of all the beneficial ownership interests represented by the common securities of the statutory trusts. The statutory trusts exist for the sole purpose of issuing the series capital securities to investors and the series common securities to the Corporation and investing the proceeds in junior subordinated deferrable interest debentures issued by the Corporation. At September 30, 2003, the statutory trusts had series common securities of $32.9 million and series capital securities of $1.1 billion. The Corporation would not absorb a majority of the statutory trusts’ expected losses if they were to occur. As a result, the statutory trusts were deconsolidated effective July 1, 2003. The deconsolidation of the statutory trusts increased long-term debt and bank notes and the investment in variable interest entities, which is included in other assets, by $32.9 million at September 30, 2003. These capital securities currently qualify as regulatory capital for the Corporation.

Note K: Comprehensive Income
(dollars in thousands) (unaudited)

The components of comprehensive income, net of tax, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$658,763	$398,042	$1,634,614	$1,225,794
Other comprehensive income:
Foreign currency translation	34,661	14,229	138,454	83,703
Net unrealized (losses) gains on investment securities available-for-sale and other financial instruments	(4,536)	8,513	(13,876)	(798)

Other comprehensive income	30,125	22,742	124,578	82,905

Comprehensive income	$688,888	$420,784	$1,759,192	$1,308,699

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30,	December 31,
	2003	2002
	(unaudited)

Foreign currency translation	$203,271	$64,817
Net unrealized gains on investment securities available-for-sale and other financial instruments	10,309	24,185
Minimum benefit plan liability adjustment	(4,276)	(4,276)

Accumulated other comprehensive income	$209,304	$84,726

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

The Corporation seeks to manage its business to achieve its net income and other objectives. It does this primarily by attempting to grow loans and revenues through adding new accounts and stimulating usage of existing accounts while controlling loan losses and expense growth. The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other consumer loan fees, insurance income, and interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation’s primary costs are the costs of funding its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings, and long-term debt and bank notes; credit losses; royalties to endorsing organizations; business development and operating expenses; and income taxes.

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

The development and selection of the critical accounting policies, and the related disclosures below have been reviewed with the Audit Committee of the Corporation’s Board of Directors.

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

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows. Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections concerning interest income, certain fees, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest rate paid to investors in a securitization transaction (“excess spread”). These projections are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at September 30, 2003, reflect management’s judgment as to the expected excess spread to be earned and payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these factors may result in future estimates of the excess spread and payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews and adjusts as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If these assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or payment rate, the Corporation’s financial condition and results of operations could have differed materially. “Note I: Asset Securitization” provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $254 million in the value of the total interest-only strip receivable at September 30, 2003, and a related change in securitization income.

Reserve For Possible Credit Losses

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation’s loan principal receivables based on a projection of probable net credit losses. To project probable net credit losses, the Corporation regularly performs a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. The Corporation’s projection of probable net credit losses considers the impact of economic conditions on the borrowers’ ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors. The Corporation establishes appropriate levels of the reserve for possible credit losses for its products based on their risk characteristics. The Corporation then reserves for the projected probable net credit losses based on its projection of these amounts. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level. The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $118 million in the reserve for possible credit losses and a related change in the provision for possible credit losses as of September 30, 2003.

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

The Corporation’s PCCRs are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). The Corporation reviews the carrying value of its PCCRs for impairment on a quarterly basis, or sooner whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable, by comparing their carrying value to the sum of the undiscounted expected future cash flows from the credit card relationships. In accordance with Statement No. 144, an impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. An impairment would result in a write-down of the PCCRs to estimated fair value based on the discounted future cash flows expected from the PCCRs. The Corporation performs the impairment test on a specific portfolio basis, since it represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the credit card relationships. These estimates and assumptions include levels of account activation, active account attrition, funding costs, charge-off experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs. The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.0 billion net book value of the Corporation’s PCCRs at September 30, 2003. If the active account attrition rates for all acquired portfolios in the twelve month period following September 30, 2003, were to be 10 percentage points higher than the rates assumed by the Corporation when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts, and no impairment would result on any individual PCCR.

Prior to 2003, the Corporation amortized the value of foreign PCCRs over a period of 10 years. Effective January 1, 2003, the Corporation extended the amortization period for foreign PCCRs to 15 years to more appropriately match the amortization period with the PCCRs’ estimated useful lives. The change in estimate did not have a material impact on the Corporation’s financial condition or results of operations for the three and nine months ended September 30, 2003.

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

Reconciliation To GAAP Financial Measures

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation’s results on a managed basis. Managed data assumes the Corporation’s securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation’s owned loans. Management, equity and debt analysts, rating agencies and others evaluate the Corporation’s operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation’s owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions. Managed other operating income includes the impact of the gain recognized on securitized loan principal receivables in accordance with Statement No. 140. Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure presented in accordance with GAAP is provided.

Change in Accounting Estimate For Interest and Fees

In September 2002, the Corporation implemented the Federal Financial Institutions Examination Council (“FFIEC”) guidance for uncollectible accrued interest and fees for its managed loan portfolio. As a result, the Corporation changed its estimate of the value of accrued interest and fees in September 2002. The change in the estimated value of accrued interest and fees resulted in a decrease to income before income taxes of $263.7 million ($167.2 million after taxes) or $.13 per common share-assuming dilution for both the three and nine months ended September 30, 2002, through a reduction of $66.3 million of interest income and $197.4 million of other operating income. This change in the estimated value of accrued interest and fees also reduced ending total loan receivables by $86.5 million, accrued income receivable by $5.2 million, and accounts receivable from securitization by $172.0 million. The Corporation’s earnings per common share, excluding the change in the estimated value of accrued interest and fees in 2002, would have been $.44 and $1.08 for the three and nine months ended September 30, 2002, respectively and earnings per common share-assuming dilution would have been $.43 and $1.06 for the three and nine months ended September 30, 2002, respectively. The change in the estimated value of accrued interest and fees has not had a material effect on earnings in subsequent periods.

Throughout this report, various items in the consolidated financial statements are discussed excluding the change in the estimated value of accrued interest and fees in 2002. Management believes this presentation is useful to investors because the change in accounting estimate had a material impact on the results of operation in 2002, but not in 2003. As a result, the business factors and trends affecting the Corporation’s results from 2002 to 2003 in certain cases are better discussed and analyzed without the impact of the change in estimate.

Earnings Summary

Net income for the three months ended September 30, 2003 increased $260.7 million or 65.5% to $658.8 million or $.51 per common share, as compared to $398.0 million or $.30 per common share for the same period in 2002. Excluding the change in estimated value of accrued interest and fees in 2002, net income for the three months ended September 30, 2003, would have increased 16.6%. Net income for the nine months ended September 30, 2003 increased $408.8 million or 33.4% to $1.6 billion or $1.25 per common share, as compared to $1.2 billion or $.93 per common share for the same period in 2002. Excluding the change in estimated value of accrued interest and fees in 2002, net income for the nine months ended September 30, 2003, would have increased 17.3%. All earnings per common share amounts are presented assuming dilution.

The overall growth in earnings for the three and nine months ended September 30, 2003, was primarily the result of growth in the Corporation’s managed loans outstanding and an increase in interest income and other operating income, partially offset by higher managed credit losses and an increase in other operating expenses.

Ending loan receivables increased $2.5 billion or 9.4% to $28.8 billion at September 30, 2003, as compared to $26.3 billion at September 30, 2002. Total managed loans increased $10.0 billion or 9.7% to $112.8 billion at September 30, 2003, as compared to $102.8 billion at September 30, 2002. Average loan receivables increased $2.1 billion or 7.9% to $28.4 billion and $3.0 billion or 12.0% to $27.8 billion for the three and nine months ended September 30, 2003, as compared to $26.3 billion and $24.9 billion for the same periods in 2002, respectively. Total average managed loans increased $9.1 billion or 8.9% to $111.0 billion and $9.8 billion or 9.9% to $108.6 billion for the three and nine months ended September 30, 2003, as compared to $101.9 billion and $98.8 billion for the same periods in 2002, respectively.

Table 1 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Interest income increased $82.1 million or 9.3% to $969.5 million and $174.7 million or 6.5% to $2.9 billion for the three and nine months ended September 30, 2003, as compared to $887.4 million and $2.7 billion for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, interest income would have increased $15.8 million or 1.7% and $108.5 million or 3.9% for the three and nine months ended September 30, 2003, respectively. Other operating income increased $364.3 million or 21.8% to $2.0 billion and $774.2 million or 15.8% to $5.7 billion for the three and nine months ended September 30, 2003, as compared to $1.7 billion and $4.9 billion for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, other operating income would have increased $166.9 million or 8.9% and $576.8 million or 11.3% for the three and nine months ended September 30, 2003, respectively. Other operating expense increased $33.0 million or 2.7% to $1.3 billion and $247.9 million or 7.0% to $3.8 billion for the three and nine months ended September 30, 2003, as compared to $1.2 billion and $3.5 billion for the same periods in 2002, respectively.

The net credit loss ratio on loan receivables and managed loans for the three months ended September 30, 2003 was 4.70% and 5.13%, respectively. The net credit loss ratio on loan receivables and managed loans for the nine months ended September 30, 2003 was 4.91% and 5.31%, respectively. After a typical seasonal increase in loss rates in January 2003, net credit loss rates have declined from January levels. Management expects the managed loan loss rates for the fourth quarter of 2003 to be below the third quarter of 2003. The Corporation’s projections of future net credit losses are by their nature uncertain and changes in economic conditions, bankruptcy laws, regulatory policies, and other factors may impact actual losses. Delinquency on loan receivables and managed loans was 3.75% and 4.48%, respectively, at September 30, 2003.

Refer to Table 13 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three and nine months ended September 30, 2003. Refer to Table 8 for a reconciliation of the loan receivables delinquency ratio to the managed delinquency ratio at September 30, 2003.

Table 1: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

At Period End:
Loans held for securitization	$9,674,690	$8,739,327
Loan portfolio	19,141,399	17,597,035

Loan receivables	28,816,089	26,336,362
Securitized loans	83,939,987	76,463,085

Total managed loans	$112,756,076	$102,799,447

Average for the Period:
Loans held for securitization	$9,197,700	$7,520,563	$9,213,297	$8,149,709
Loan portfolio	19,170,568	18,781,633	18,629,040	16,702,691

Loan receivables	28,368,268	26,302,196	27,842,337	24,852,400
Securitized loans	82,626,049	75,618,982	80,719,494	73,931,586

Total managed loans	$110,994,317	$101,921,178	$108,561,831	$98,783,986

The Corporation acquired 310 new endorsements from organizations and added 8.0 million new accounts during the nine months ended September 30, 2003.

The Corporation’s return on average total assets for the three and nine months ended September 30, 2003, was 4.56% and 3.94%, as compared to 3.21% and 3.49% for the same periods in 2002, respectively. The increases were primarily the result of an increase in net income from 2002 to 2003 due to the change in the estimated value of accrued interest and fees in 2002. Excluding this change, return on average total assets remained relatively flat for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively.

The Corporation’s return on average stockholders’ equity was 25.48% and 22.41% for the three and nine months ended September 30, 2003, as compared to 18.55% and 20.26% for the same periods in 2002, respectively. The increases were primarily the result of an increase in net income from 2002 to 2003 due to the change in the estimated value of accrued interest and fees in 2002. Excluding this change, return on stockholders’ equity would have decreased primarily as a result of net income growing at a slower rate than average stockholders’ equity.

Tables 2 and 3 provide further detail regarding the Corporation's average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three and nine months ended September 30, 2003, and 2002, respectively.

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2003			2002

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$15,282.88%		$34	$1,332	1.19%	$4
Foreign	4,993,618	1.56	19,600	1,667,423	2.87	12,052

Total interest-earning time deposits in other banks	5,008,900	1.56	19,634	1,668,755	2.87	12,056
Federal funds sold	3,057,989	1.02	7,842	1,961,712	1.76	8,679

Total money market instruments	8,066,889	1.35	27,476	3,630,467	2.27	20,735
Investment securities (a):
Domestic:
Taxable	3,636,195	2.49	22,797	3,583,265	3.33	30,104
Tax-exempt (b)	109,271.95		261	109,609	2.54	702

Total domestic investment securities	3,745,466	2.44	23,058	3,692,874	3.31	30,806
Foreign	261,967	4.07	2,688	150,335	4.25	1,610

Total investment securities	4,007,433	2.55	25,746	3,843,209	3.35	32,416
Other interest-earning assets (a)	3,946,106	7.74	77,005	3,891,058	8.68	85,081
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	7,098,118	12.75	228,169	6,032,181	12.44	189,136
Other consumer	60,930	5.22	802	17,767	11.86	531

Total domestic loans held for securitization	7,159,048	12.69	228,971	6,049,948	12.44	189,667
Foreign	2,038,652	11.20	57,573	1,470,615	12.92	47,899

Total loans held for securitization	9,197,700	12.36	286,544	7,520,563	12.53	237,566
Loan portfolio:
Domestic:
Credit card	7,340,823	10.28	190,292	7,965,858	9.32	187,215
Other consumer	6,255,837	13.72	216,327	6,393,234	12.84	206,931

Total domestic loan portfolio	13,596,660	11.86	406,619	14,359,092	10.89	394,146
Foreign	5,573,908	10.41	146,226	4,422,541	10.56	117,732

Total loan portfolio	19,170,568	11.44	552,845	18,781,633	10.81	511,878

Total loan receivables	28,368,268	11.74	839,389	26,302,196	11.30	749,444

Total interest-earning assets	44,388,696	8.67	969,616	37,666,930	9.35	887,676
Cash and due from banks	773,578			756,102
Premises and equipment, net	2,593,456			2,422,576
Other assets	10,758,026			9,310,872
Reserve for possible credit losses	(1,178,652)			(972,589)

Total assets	$57,335,104			$49,183,891

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense – Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2003			2002

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$21,412,349	4.32%	$232,965	$19,601,407	5.15%	$254,352
Money market deposit accounts	8,003,751	1.59	32,019	7,076,786	2.70	48,086
Interest-bearing transaction accounts	48,321.84		102	43,659	1.74	192
Savings accounts	89,252	1.03	231	138,547	1.79	624

Total domestic interest- bearing deposits	29,553,673	3.56	265,317	26,860,399	4.48	303,254
Foreign:
Time deposits	846,316	3.19	6,810	1,100,869	3.81	10,572

Total interest-bearing deposits	30,399,989	3.55	272,127	27,961,268	4.45	313,826
Borrowed funds:
Short-term borrowings:
Domestic	1,000,014	3.40	8,563	999,953	3.80	9,575
Foreign	196,539	3.40	1,684	240,389	2.94	1,781

Total short-term borrowings	1,196,553	3.40	10,247	1,240,342	3.63	11,356
Long-term debt and bank notes (c):
Domestic	7,354,864	2.43	45,120	5,938,863	3.01	45,087
Foreign	3,317,024	5.04	42,123	2,385,680	5.80	34,883

Total long-term debt and bank notes	10,671,888	3.24	87,243	8,324,543	3.81	79,970

Total borrowed funds	11,868,441	3.26	97,490	9,564,885	3.79	91,326

Total interest-bearing liabilities	42,268,430	3.47	369,617	37,526,153	4.28	405,152

Noninterest-bearing deposits	2,173,021			951,662
Other liabilities	2,638,235			2,194,561

Total liabilities	47,079,686			40,672,376
Stockholders' equity	10,255,418			8,511,515

Total liabilities and stockholders’ equity	$57,335,104			$49,183,891

Net interest income			$599,999			$482,524

Net interest margin		5.36			5.08
Interest rate spread		5.20			5.07

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended September 30, 2003 and 2002, was $87 and $253, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense – Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2003			2002

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$6,031.95%		$43	$1,259	1.06%	$10
Foreign	4,540,379	1.74	58,969	1,895,030	2.53	35,854

Total interest-earning time deposits in other banks	4,546,410	1.74	59,012	1,896,289	2.53	35,864
Federal funds sold	2,918,293	1.16	25,408	2,023,145	1.76	26,592

Total money market instruments	7,464,703	1.51	84,420	3,919,434	2.13	62,456
Investment securities (a):
Domestic:
Taxable	3,624,067	2.82	76,529	3,502,354	3.60	94,349
Tax-exempt (b)	109,177	1.79	1,462	110,288	2.70	2,231

Total domestic investment securities	3,733,244	2.79	77,991	3,612,642	3.57	96,580
Foreign	229,736	4.29	7,380	180,464	4.64	6,267

Total investment securities	3,962,980	2.88	85,371	3,793,106	3.63	102,847
Other interest-earning assets (a)	3,868,157	7.86	227,425	3,901,277	9.27	270,567
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	7,298,093	12.29	670,835	6,238,469	12.94	603,971
Other consumer	52,902	5.23	2,068	575,343	15.48	66,629

Total domestic loans held for securitization	7,350,995	12.24	672,903	6,813,812	13.16	670,600
Foreign	1,862,302	11.82	164,626	1,335,897	12.71	126,996

Total loans held for securitization	9,213,297	12.15	837,529	8,149,709	13.08	797,596
Loan portfolio:
Domestic:
Credit card	7,122,284	10.75	572,749	7,222,046	10.49	566,679
Other consumer	6,292,433	13.87	652,877	5,708,496	13.58	579,734

Total domestic loan portfolio	13,414,717	12.22	1,225,626	12,930,542	11.85	1,146,413
Foreign	5,214,323	10.61	413,637	3,772,149	11.33	319,666

Total loan portfolio	18,629,040	11.76	1,639,263	16,702,691	11.74	1,466,079

Total loan receivables	27,842,337	11.89	2,476,792	24,852,400	12.18	2,263,675

Total interest-earning assets	43,138,177	8.91	2,874,008	36,466,217	9.90	2,699,545
Cash and due from banks	762,766			752,251
Premises and equipment, net	2,553,960			2,418,330
Other assets	10,114,245			8,236,192
Reserve for possible credit losses	(1,149,242)			(928,261)

Total assets	$55,419,906			$46,944,729

Table 2: Statements of Average Balances, Yields and Rates, Income or Expense – Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2003			2002

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$21,734,015	4.45%	$722,656	$18,843,421	5.45%	$768,158
Money market deposit accounts	7,821,728	1.87	109,530	6,907,810	2.80	144,652
Interest-bearing transaction accounts	50,410	1.14	430	47,235	1.78	630
Savings accounts	87,190	1.22	796	79,450	1.80	1,072

Total domestic interest- bearing deposits	29,693,343	3.75	833,412	25,877,916	4.72	914,512
Foreign:
Time deposits	737,102	3.25	17,931	963,447	3.87	27,873

Total interest-bearing deposits	30,430,445	3.74	851,343	26,841,363	4.69	942,385
Borrowed funds:
Short-term borrowings:
Domestic	1,000,005	3.48	26,005	1,050,007	3.56	27,929
Foreign	177,098	3.30	4,372	203,585	2.60	3,955

Total short-term borrowings	1,177,103	3.45	30,377	1,253,592	3.40	31,884
Long-term debt and bank notes (c):
Domestic	7,280,597	2.54	138,329	5,491,117	3.12	128,032
Foreign	2,849,331	5.57	118,746	2,327,024	5.52	96,077

Total long-term debt and
bank notes	10,129,928	3.39	257,075	7,818,141	3.83	224,109

Total borrowed funds	11,307,031	3.40	287,452	9,071,733	3.77	255,993

Total interest-bearing liabilities	41,737,476	3.65	1,138,795	35,913,096	4.46	1,198,378

Noninterest-bearing deposits	1,540,448			917,194
Other liabilities	2,389,316			2,025,131

Total liabilities	45,667,240			38,855,421
Stockholders' equity	9,752,666			8,089,308

Total liabilities and stockholders’ equity	$55,419,906			$46,944,729

Net interest income			$1,735,213			$1,501,167

Net interest margin		5.38			5.50
Interest rate spread		5.26			5.44

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2003 and 2002, was $537 and $803, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 3: Rate-Volume Variance Analysis (a) (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2003 Compared to 2002

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$31	$(1)	$30
Foreign	15,103	(7,555)	7,548

Total interest-earning time deposits in other banks	15,134	(7,556)	7,578
Federal funds sold	3,687	(4,524)	(837)

Total money market instruments	18,821	(12,080)	6,741
Investment securities:
Domestic:
Taxable	438	(7,745)	(7,307)
Tax-exempt	(2)	(439)	(441)

Total domestic investment securities	436	(8,184)	(7,748)
Foreign	1,148	(70)	1,078

Total investment securities	1,584	(8,254)	(6,670)
Other interest-earning assets	1,189	(9,265)	(8,076)
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	34,159	4,874	39,033
Other consumer	703	(432)	271

Total domestic loans held for securitization	34,862	4,442	39,304
Foreign	16,672	(6,998)	9,674

Total loans held for securitization	51,534	(2,556)	48,978
Loan portfolio:
Domestic:
Credit card	(15,344)	18,421	3,077
Other consumer	(4,520)	13,916	9,396

Total domestic loan portfolio	(19,864)	32,337	12,473
Foreign	30,539	(2,045)	28,494

Total loan portfolio	10,675	30,292	40,967

Total loan receivables	62,209	27,736	89,945

Total interest income	83,803	(1,863)	81,940
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	22,118	(43,505)	(21,387)
Money market deposit accounts	5,673	(21,740)	(16,067)
Interest-bearing transaction accounts	19	(109)	(90)
Savings accounts	(179)	(214)	(393)

Total domestic interest-bearing deposits	27,631	(65,568)	(37,937)
Foreign:
Time deposits	(2,212)	(1,550)	(3,762)

Total interest-bearing deposits	25,419	(67,118)	(41,699)
Borrowed funds:
Short-term borrowings:
Domestic	1	(1,013)	(1,012)
Foreign	(352)	255	(97)

Total short-term borrowings	(351)	(758)	(1,109)
Long-term debt and bank notes:
Domestic	9,607	(9,574)	33
Foreign	12,278	(5,038)	7,240

Total long-term debt and bank notes	21,885	(14,612)	7,273

Total borrowed funds	21,534	(15,370)	6,164

Total interest expense	46,953	(82,488)	(35,535)

Net interest income	$36,850	$80,625	$117,475

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on  the percentage of the rate or volume variance to the sum of the two absolute variances.

Table 3: Rate-Volume Variance Analysis (a) - Continued (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2003 Compared to 2002

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$34	$(1)	$33
Foreign	37,235	(14,120)	23,115

Total interest-earning time deposits in other banks	37,269	(14,121)	23,148
Federal funds sold	9,513	(10,697)	(1,184)

Total money market instruments	46,782	(24,818)	21,964
Investment securities:
Domestic:
Taxable	3,181	(21,001)	(17,820)
Tax-exempt	(22)	(747)	(769)

Total domestic investment securities	3,159	(21,748)	(18,589)
Foreign	1,610	(497)	1,113

Total investment securities	4,769	(22,245)	(17,476)
Other interest-earning assets	(2,279)	(40,863)	(43,142)
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	98,590	(31,726)	66,864
Other consumer	(37,329)	(27,232)	(64,561)

Total domestic loans held for securitization	61,261	(58,958)	2,303
Foreign	47,064	(9,434)	37,630

Total loans held for securitization	108,325	(68,392)	39,933
Loan portfolio:
Domestic:
Credit card	(7,897)	13,967	6,070
Other consumer	60,362	12,781	73,143

Total domestic loan portfolio	52,465	26,748	79,213
Foreign	116,476	(22,505)	93,971

Total loan portfolio	168,941	4,243	173,184

Total loan receivables	277,266	(64,149)	213,117

Total interest income	326,538	(152,075)	174,463
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	107,970	(153,472)	(45,502)
Money market deposit accounts	17,328	(52,450)	(35,122)
Interest-bearing transaction accounts	40	(240)	(200)
Savings accounts	97	(373)	(276)

Total domestic interest-bearing deposits	125,435	(206,535)	(81,100)
Foreign:
Time deposits	(5,927)	(4,015)	(9,942)

Total interest-bearing deposits	119,508	(210,550)	(91,042)
Borrowed funds:
Short-term borrowings:
Domestic	(1,310)	(614)	(1,924)
Foreign	(560)	977	417

Total short-term borrowings	(1,870)	363	(1,507)
Long-term debt and bank notes:
Domestic	36,798	(26,501)	10,297
Foreign	21,759	910	22,669

Total long-term debt and bank notes	58,557	(25,591)	32,966

Total borrowed funds	56,687	(25,228)	31,459

Total interest expense	176,195	(235,778)	(59,583)

Net interest income	$150,343	$83,703	$234,046

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

Net interest income, on a fully taxable equivalent basis, increased $117.5 million or 24.3% to $600.0 million for the three months ended September 30, 2003, as compared to $482.5 million for the same period in 2002. Excluding the change in the estimated value of accrued interest and fees in 2002, net interest income would have increased $51.2 million or 9.3% for the three months ended September 30, 2003.

Average interest-earning assets increased $6.7 billion or 17.8% to $44.4 billion for the three months ended September 30, 2003, as compared to $37.7 billion for the same period in 2002. The increase in average interest-earning assets for the three months ended September 30, 2003 was primarily a result of an increase in average loan receivables of $2.1 billion and an increase in average investment securities and money market instruments of $4.6 billion. The yield on average interest-earning assets decreased 68 basis points to 8.67% for the three months ended September 30, 2003, as compared to 9.35% for the same period in 2002. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average total investment securities and money market instruments, and other interest earning assets combined with an increase in lower yielding average total investment securities and money market instruments, and other interest-earning assets as a percentage of average interest-earning assets, partially offset by an increase in the yield earned on average loan receivables. The decrease in the yield on average interest-earning assets for the three months ended September 30, 2003 as compared to the same period in 2002, would have been larger excluding the change in the estimated value of accrued interest and fees in 2002, which decreased the yield earned on average loan receivables by 100 basis points for the three months ended September 30, 2002 (see “Loan Receivables” for further discussion).

Average interest-bearing liabilities increased $4.7 billion or 12.6% to $42.3 billion for the three months ended September 30, 2003, as compared to $37.5 billion for the same period in 2002. The increase in average interest-bearing liabilities was the result of an increase of $2.4 billion in average interest-bearing deposits and an increase of $2.3 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 81 basis points to 3.47% for the three months ended September 30, 2003, from 4.28% for the same period in 2002, reflects actions by the Federal Open Market Committee (“FOMC”) throughout 2001, in the fourth quarter of 2002, and in the second quarter of 2003 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

Net interest income, on a fully taxable equivalent basis, increased $234.0 million or 15.6% to $1.7 billion for the nine months ended September 30, 2003, as compared to $1.5 billion for the same period in 2002. Excluding the change in the estimated value of accrued interest and fees in 2002, net interest income would have increased $167.8 million or 10.7% for the nine months ended September 30, 2003.

Average interest-earning assets increased $6.7 billion or 18.3% to $43.1 billion for the nine months ended September 30, 2003, as compared to $36.5 billion for the same period in 2002. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $3.0 billion and an increase in average investment securities and money market instruments of $3.7 billion. The yield on average interest-earning assets decreased 99 basis points to 8.91% for the nine months ended September 30, 2003, as compared to 9.90% for the same period in 2002. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and average total investment securities and money market instruments, and other interest-earning assets combined with an increase in lower yielding average total investment securities and money market instruments, and other interest-earning assets as a percentage of average interest-earning assets. The decrease in the yield on average interest-earning assets for the nine months ended September 30, 2003 as compared to the same period in the prior year, would have been larger excluding the change in the estimated value of accrued interest and fees in 2002, which decreased the yield earned on average loan receivables by 35 basis points for the nine months ended September 30, 2002 (see “Loan Receivables” for further discussion).

Average interest-bearing liabilities increased $5.8 billion or 16.2% to $41.7 billion for the nine months ended September 30, 2003, as compared to $35.9 billion for the same period in 2002. The increase in average interest-bearing liabilities was the result of an increase of $3.6 billion in average interest-bearing deposits and an increase of $2.2 billion in average borrowed funds. The decrease in the rate paid on average interest-bearing liabilities of 81 basis points to 3.65% for the nine months ended September 30, 2003, from 4.46% for the same period in 2002, reflect actions by the FOMC throughout 2001, in the fourth quarter of 2002, and in the second quarter of 2003 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

The Corporation’s net interest margin, on a fully taxable equivalent basis, was 5.36% and 5.38% for the three and nine months ended September 30, 2003, as compared to 5.08% and 5.50% for the same periods in 2002, respectively. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. Excluding the change in the estimated value of accrued interest and fees in 2002, the net interest margin would have decreased 42 basis points and 37 basis points for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, respectively. The decrease in the net interest margin for the three and nine months ended September 30, 2003, excluding the change in the estimated value of accrued interest and fees in 2002, was primarily the result of the decrease in the yield earned on average interest-earning assets, partially offset by the decrease in the rate paid on average interest-bearing liabilities. Also, the increase in lower yielding average total investment securities and money market instruments, and other interest-earning assets as of percentage of average interest-earning assets further reduced the net interest margin.

See “Impact of Securitization Transactions on the Corporation’s Results” for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio excluding the change in the estimated value of accrued interest and fees in 2002.

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

Average investment securities and money market instruments as a percentage of average interest-earning assets were 27.2% and 26.5% for the three and nine months ended September 30, 2003, as compared to 19.8% and 21.1% for the same periods in 2002, respectively. Money market instruments increased during the three and nine months ended September 30, 2003, to provide liquidity to support portfolio acquisition activity, to support anticipated loan growth, and in anticipation of possible market disruptions due to uncertainty created by world events. Also, during the three and nine months ended September 30, 2003, money market instruments increased as a result of the change in the timing of the remittance of principal collections on securitized loans to the trusts (see “Noninterest-Bearing Deposits” for further discussion).

Interest income on investment securities, on a fully taxable equivalent basis, decreased $6.7 million or 20.6% to $25.7 million and $17.5 million or 17.0% to $85.4 million for the three and nine months ended September 30, 2003, as compared to $32.4 million and $102.8 million for the same periods in 2002, respectively. The decrease in interest income on investment securities for the three and nine months ended September 30, 2003, was primarily the result of a 80 basis point and 75 basis point decrease in the yield earned on average investment securities, partially offset by an increase in average investment securities of $164.2 million and $169.9 million for the three and nine months ended September 30, 2003, from the same periods in 2002, respectively.

Interest income on money market instruments increased $6.7 million or 32.5% to $27.5 million and $22.0 million or 35.2% to $84.4 million for the three and nine months ended September 30, 2003, as compared to $20.7 million and $62.5 million for the same periods in 2002, respectively. The increase in interest income on money market instruments was primarily the result of an increase in average money market instruments of $4.4 billion and $3.5 billion for the three and nine months ended September 30, 2003, partially offset by a 92 basis point and 62 basis point decrease in the yield earned on average money market instruments, as compared to the same periods in 2002, respectively. Money market instruments include interest-earning time deposits in other banks and federal funds sold.

Other Interest-Earning Assets

Other interest-earning assets include the Corporation’s retained interests in securitization transactions, which are the interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated retained interests. Also included in other interest-earning assets is Federal Reserve Bank stock. The Corporation accrues interest income related to its retained beneficial interests in its securitization transactions accounted for as sales in the Corporation’s consolidated financial statements. The Corporation includes these retained interests in accounts receivable from securitization in the consolidated statements of financial condition (see “Note I: Asset Securitization” for further discussion).

Interest income on other interest-earning assets decreased $8.1 million or 9.5% to $77.0 million and $43.1 million or 15.9% to $227.4 million for the three and nine months ended September 30, 2003, as compared to $85.1 million and $270.6 million for the same periods in 2002, respectively. The decrease in interest income on other interest-earning assets for the three and nine months ended September 30, 2003, was primarily the result of a decrease in the yield earned on average other interest-earning assets of 94 basis points and 141 basis points, as compared to the same periods in 2002, respectively. The decrease in the yield earned on average other interest-earning assets was primarily the result of the decrease in the discount rate assumptions used in the valuation of the Corporation’s retained beneficial interests in its securitization transactions.

Loan Receivables

Loan receivables consist of the Corporation’s loans held for securitization and the loan portfolio.

Interest income generated by the Corporation’s loan receivables increased $89.9 million or 12.0% to $839.4 million and $213.1 million or 9.4% to $2.5 billion for the three and nine months ended September 30, 2003, as compared to $749.4 million and $2.3 billion for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the interest income generated by the Corporation’s loan receivables would have increased by $23.7 million or 2.9% and $146.9 million or 6.3% for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. The increase in interest income on loan receivables for the three and nine months ended September 30, 2003, excluding the change in the estimated value of accrued interest and fees in 2002, was primarily the result of an increase in average loan receivables of $2.1 billion and $3.0 billion for the three and nine months ended September 30, 2003, partially offset by a decrease in the yield earned on average loan receivables, as compared to the same periods in 2002. The yield earned by the Corporation for the three and nine months ended September 30, 2003, on average loan receivables was 11.74% and 11.89%, respectively, as compared to 11.30% and 12.18% for the same periods in 2002. Excluding the change in the estimated value of accrued interest and fees in 2002, the yield earned on average loan receivables would have decreased by 56 basis points and 64 basis points for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively.

Table 4 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables were $28.8 billion at September 30, 2003, as compared to $28.7 billion at December 31, 2002.

Table 4: Loan Receivables Distribution
(dollars in thousands) (unaudited)
	September 30,	December 31,
	2003	2002
Loans held for securitization (a):
Domestic:
Credit card	$6,963,432	$9,157,751
Other consumer	61,939	40,962

Total domestic loans held for securitization	7,025,371	9,198,713
Foreign	2,649,319	1,830,914

Total loans held for securitization	9,674,690	11,029,627
Loan portfolio:
Domestic:
Credit card	7,196,647	6,413,116
Other consumer	6,093,128	6,285,751

Total domestic loan portfolio	13,289,775	12,698,867
Foreign	5,851,624	4,998,014

Total loan portfolio	19,141,399	17,696,881

Total loan receivables	$28,816,089	$28,726,508

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

Domestic credit card loan receivables decreased $1.4 billion or 9.1% to $14.2 billion at September 30, 2003, as compared to $15.6 billion at December 31, 2002. The decrease in domestic credit card loan receivables at September 30, 2003, was primarily the result of a net increase in securitized domestic credit card loan receivables. This decrease was partially offset by domestic credit card loans originated through marketing programs and domestic credit card loan portfolio acquisitions.

During the nine months ended September 30, 2003, the Corporation securitized $8.8 billion of domestic credit card loan receivables, offset by an increase of $5.0 billion in the Corporation's loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $953.9 million of domestic credit card loan receivables during the nine months ended September 30, 2003.

The yield on average domestic credit card loan receivables was 11.50% and 11.53% for the three and nine months ended September 30, 2003, as compared to 10.67% and 11.63% for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the yield on average domestic credit card loan receivables would have decreased 21 basis points and 46 basis points for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. The decrease in the yield on average domestic credit card loan receivables for the three and nine months ended September 30, 2003, excluding the change in the estimated value of accrued interest and fees in 2002, reflects lower interest rates offered to attract and retain Customers and to grow loan receivables, and an increase in the percentage of loans in the portfolio with promotional interest rates.

As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation considered increasing the required minimum monthly payment amounts for its credit card loan accounts in the fourth quarter of 2003. The Corporation is continuing to review its minimum payment amounts and has not yet determined what changes, if any, may be made or when the changes might be implemented. Accordingly, the Corporation will not make this change in the fourth quarter of 2003. Increasing minimum monthly payment amounts will likely reduce the Corporation’s credit card loan receivables and the interest income on those receivables in future periods. The impact in future periods will depend on the timing of the change, the actual payment patterns of Customers after the change, whether or not the Customers who pay down the account balance more quickly reuse the available credit, and other factors that are difficult to predict or quantify. Also, the impact could vary based on activation programs or other actions the Corporation will take to attempt to limit the impact.

Domestic credit card loans held for securitization decreased $2.2 billion or 24.0% to $7.0 billion at September 30, 2003, as compared to $9.2 billion at December 31, 2002. The decrease reflects lower anticipated domestic credit card securitizations.

Domestic other consumer loan receivables decreased $171.6 million or 2.7% to $6.2 billion at September 30, 2003, as compared to $6.3 billion at December 31, 2002. The yield on average domestic other consumer loan receivables was 13.64% and 13.80% for the three and nine months ended September 30, 2003, as compared to 12.84% and 13.75% for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the yield on average domestic other consumer loan receivables would have decreased 76 basis points and 49 basis points for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. The Corporation’s domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation’s domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans. The decrease in the yield on average domestic other consumer loan receivables reflects an increase in the percentage of unsecured lending products and a decrease in the percentage of sales finance products as compared to total domestic other consumer loans. The Corporation generally charges a higher interest rate for its sales finance products than its other unsecured lending products.

Foreign loan receivables increased $1.7 billion or 24.5% to $8.5 billion at September 30, 2003, as compared to $6.8 billion at December 31, 2002. The growth in foreign loan receivables for the nine months ended September 30, 2003, was a result of loan originations through marketing programs at the Corporation’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada, partially offset by a net increase in securitization activity. During the nine months ended September 30, 2003, the Corporation securitized $1.4 billion of foreign credit card loan principal receivables, partially offset by an increase of $394.0 million in the Corporation's foreign loan portfolio when certain securitizations entered their scheduled accumulation period and the trusts used principal payments to pay the investors rather than to purchase new loan principal receivables from the Corporation. The Corporation acquired $108.5 million of foreign loan receivables during the nine months ended September 30, 2003. The weakening of the U.S. dollar against foreign currencies also increased foreign loan receivables by $331.7 million at September 30, 2003, as compared to December 31, 2002. The yield on average foreign loan receivables was 10.62% and 10.93% for the three and nine months ended September 30, 2003, as compared to 11.15% and 11.69% for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the yield on average foreign loan receivables would have decreased 81 basis points and 87 basis points for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. The decrease in the yield on average foreign loan receivables reflects lower interest rates offered to attract and retain Customers and to grow loan receivables.

Table 5 reconciles the Corporation's loan yields for the three and nine months ended September 30, 2002, to the loan yields excluding the change in the estimated value of accrued interest and fees for the same periods.

Table 5: Reconciliation of the As Reported Loan Yields to the Loan Yields Excluding the Change in the Estimated Value of Accrued Interest and Fees in 2002
(dollars in thousands) (unaudited)

	For the Three Months Ended September 30, 2002			For the Nine Months Ended September 30, 2002

	Average Amount	Yield	Income	Average Amount	Yield	Income

As Reported
Loan receivables:
Domestic credit card	$13,998,039	10.67%	$376,351	$13,460,515	11.63%	$1,170,650
Domestic other consumer	6,411,001	12.84	207,462	6,283,839	13.75	646,363
Foreign	5,893,156	11.15	165,631	5,108,046	11.69	446,662

Total loan receivables	26,302,196	11.30	749,444	24,852,400	12.18	2,263,675
Securitized loans	75,618,982	11.46	2,184,818	73,931,586	12.37	6,838,944

Total managed loans	$101,921,178	11.42	$2,934,262	$98,783,986	12.32	$9,102,619

Impact of the Change in the Estimated Value of Accrued Interest and Fees
Loan receivables:
Domestic credit card	$530		$36,824	$179		$36,824
Domestic other consumer	351		25,219	118		25,219
Foreign	59		4,193	20		4,193

Total loan receivables	940		66,236	317		66,236
Securitized loans	3,045		211,425	1,026		211,425

Total managed loans	$3,985		$277,661	$1,343		$277,661

Excluding the Change in the Estimated Value of Accrued Interest and Fees
Loan receivables:
Domestic credit card	$13,998,569	11.71%	$413,175	$13,460,694	11.99%	$1,207,474
Domestic other consumer	6,411,352	14.40	232,681	6,283,957	14.29	671,582
Foreign	5,893,215	11.43	169,824	5,108,066	11.80	450,855

Total loan receivables	26,303,136	12.30	815,680	24,852,717	12.53	2,329,911
Securitized loans	75,622,027	12.57	2,396,243	73,932,612	12.75	7,050,369

Total managed loans	$101,925,163	12.50	$3,211,923	$98,785,329	12.70	$9,380,280

Premises and Equipment

Effective January 1, 2003, the Corporation reclassified capitalized computer software from other assets to premises and equipment in the Corporation’s consolidated statements of financial condition. Also, effective January 1, 2003, the Corporation reclassified amortization of capitalized computer software from the other expense component of other operating expenses to furniture and equipment expense in the Corporation’s consolidated statements of income. Capitalized computer software was $424.3 million (net of accumulated amortization of $274.5 million) and $330.5 million (net of accumulated amortization of $216.2 million) at September 30, 2003, and December 31, 2002, respectively. Amortization of capitalized computer software was $32.3 million and $94.1 million for the three and nine months ended September 30, 2003, as compared to $26.0 million and $75.5 million for the same periods in 2002, respectively. For purposes of comparability, prior period amounts have been reclassified.

In 2002, the Corporation launched a multi-phase project to extend the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Canada already uses this system. The capital expenditures associated with capitalized software for this project at September 30, 2003, and December 31, 2002, were $180.1 million and $89.4 million, respectively. The Corporation anticipates total capital expenditures of approximately $300 million related to this project.

Accounts Receivable From Securitization

Accounts receivable from securitization increased $3.3 billion or 48.0% to $10.3 billion at September 30, 2003, as compared to $6.9 billion at December 31, 2002. The increase in accounts receivable from securitization is primarily related to an increase in the amount due from the trusts due to the accumulation of principal payments on maturing securitizations.

Prepaid Expenses and Deferred Charges

Prepaid expenses and deferred charges increased $102.0 million or 24.7% to $514.6 million at September 30, 2003, as compared to $412.6 million at December 31, 2002. The increase was primarily the result of increases in prepaid royalties to endorsing organizations, prepaid employee benefit plan costs, and deferred loan origination costs of $37.1 million, $20.4 million and $19.7 million, respectively.

Other Assets

Other assets increased $301.1 million or 17.9% to $2.0 billion at September 30, 2003, as compared to $1.7 billion at December 31, 2002. The increase is primarily the result of an increase in the Corporation’s deferred tax assets and the fair market value of interest rate swap agreements and foreign exchange swap agreements accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended (see “Note 3: Significant Accounting Policies-Derivative Financial Instruments and Hedging Activities” contained in the Annual Report on Form 10-K for the year ended December 31, 2002). The increase in the fair market value of the Corporation’s interest rate swap agreements and foreign exchange swap agreements that qualified for, and are accounted for, as fair value hedges was partially offset by changes in the carrying value of the corresponding hedged long-term debt and bank notes. In addition to the increases discussed above related to the Corporation’s Statement No. 133 activity, on July 1, 2003, the Corporation’s other assets increased $32.9 million related to the deconsolidation of the statutory trusts (see “Note J: Long-Term Debt and Bank Notes” for further discussion).

Interest-Bearing Deposits

Total interest expense on deposits decreased $41.7 million or 13.3% to $272.1 million and $91.0 million or 9.7% to $851.3 million for the three and nine months ended September 30, 2003, as compared to $313.8 million and $942.4 million for the same periods in 2002, respectively. The decrease in interest expense on deposits for the three and nine months ended September 30, 2003, was primarily the result of a decrease of 90 basis points and 95 basis points in the rate paid on average interest-bearing deposits, partially offset by an increase of $2.4 billion and $3.6 billion in average interest-bearing deposits for the three and nine months ended September 30, 2003, respectively. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001, the fourth quarter of 2002, and the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

The Corporation’s money market deposit accounts are variable-rate products. In addition, the Corporation’s foreign time deposits, although fixed-rate, generally mature within one year. Therefore, the decrease in market interest rates in the fourth quarter of 2002 and the second quarter of 2003 permitted the Corporation to decrease the rate paid on average money market deposit accounts and average foreign time deposits during the three and nine months ended September 30, 2003, as compared to the same period in 2002, respectively. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation realized the benefits of the decrease in market rates in 2002 and 2003 on domestic time deposits more slowly than the benefits of lower market rates on money market deposits and foreign time deposits. However, the Corporation continued to realize the benefit of the decrease in markets rates throughout 2001 on domestic time deposits.

Borrowed Funds

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Interest expense on long-term debt and bank notes increased $7.3 million or 9.1% to $87.2 million and $33.0 million or 14.7% to $257.1 million for the three and nine months ended September 30, 2003, as compared to $80.0 million and $224.1 million for the same periods in 2002, respectively. The increase in interest expense on long-term debt and bank notes during the three months ended September 30, 2003, from the same period in 2002 was primarily the result of an increase in average long-term debt and bank notes of $2.3 billion, as compared to the same period in 2002, partially offset by a decrease in the rate paid on average long-term debt and bank notes of 57 basis points. The increase in interest expense on long-term debt and bank notes during the nine months ended September 30, 2003, from the same period in 2002 was primarily the result of an increase in average long-term debt and bank notes of $2.3 billion, as compared to the same period in 2002, partially offset by a decrease in the rate paid on average long-term debt and bank notes of 44 basis points.

Interest expense on domestic long-term debt and bank notes remained flat during the three months ended September 30, 2003, as compared to the same period in 2002, as the increase of $1.4 billion in average domestic long-term debt and bank notes was offset by a decrease of 58 basis points in the rate paid on domestic long-term debt and bank notes. Interest expense on domestic long-term debt and bank notes increased $10.3 million during the nine months ended September 30, 2003, as compared to the same period in 2002. The increase in interest expense on domestic long-term debt and bank notes was primarily the result of a $1.8 billion increase in average domestic long-term debt and bank notes for the nine months ended September 30, 2003, partially offset by a decrease of 58 basis points in the rate paid on average domestic long-term debt and bank notes. The Corporation issued additional long-term debt and bank notes during the past 12 months to fund loan and other asset growth and to diversify funding sources. The decrease in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC in the fourth quarter of 2002 and the second quarter of 2003 that impacted overall market interest rates.

Interest expense on foreign long-term debt and bank notes increased $7.2 million and $22.7 million during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. The increase in interest expense on foreign long-term debt and bank notes for the three months ended September 30, 2003 was primarily the result of an increase in average foreign long-term debt and bank notes of $931.3 million to $3.3 billion, as compared to the same period in 2002, partially offset by a decrease of 76 basis points in the rate paid on average foreign long-term debt and bank notes. The increase in interest expense on foreign long-term debt and bank notes for the nine months ended September 30, 2003 was primarily the result of an increase in average foreign long-term debt and bank notes of $522.3 million, as compared to the same period in 2002, combined with an increase of 5 basis points in the rate paid to on average foreign long-term debt and bank notes.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits increased $1.6 billion to $2.5 billion at September 30, 2003, as compared to $915.7 million at December 31, 2002. This increase was a result of the change in the timing of the remittance of principal collections on securitized loans to the trusts. Since the second quarter of 2003, the Corporation is no longer obligated to transfer principal collections on the Corporation’s primary domestic credit card trust on a daily basis. These funds are now retained on behalf of the trust with the Corporation until the funds are remitted on a monthly basis. The funds are invested in money market instruments until they are remitted to the trust.

Accrued Expenses And Other Liabilities

Accrued expenses and other liabilities increased $655.0 million or 31.7% to $2.7 billion at September 30, 2003, as compared to $2.1 billion at December 31, 2002. The increase is primarily the result of increases in taxes payable and accrued compensation cost.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased $124.6 million to $209.3 million at September 30, 2003, as compared to $84.7 million at December 31, 2002. The increase was primarily attributable to a favorable foreign currency translation adjustment related to the weakening of the U.S. dollar against foreign currencies (see “Note K: Comprehensive Income” for further discussion).

Total Other Operating Income

Total other operating income increased $364.3 million or 21.8% to $2.0 billion and $774.2 million or 15.8% to $5.7 billion for the three and nine months ended September 30, 2003, as compared to $1.7 billion and $4.9 billion for the same periods in 2002, respectively. Total other operating income includes securitization income, interchange income, credit card fees, other consumer loan fees, and insurance income. Table 6 presents the components of other operating income for the periods indicated.

Table 6: Components of Total Other Operating Income
(dollars in thousands) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Securitization income
Excess servicing fees (a)	$1,294,489	$925,690	$3,500,997	$3,106,099
Loan servicing fees (a)	387,745	355,122	1,139,397	1,040,185
Gain from the sale of loan principal receivables for new securitizations (b)	35,362	40,267	93,618	104,835
Net revaluation of interest-only strip receivable (b)	(11,848)	81,042	(24,857)	(144,438)

Total securitization income	1,705,748	1,402,121	4,709,155	4,106,681

Interchange	94,134	93,474	284,834	255,988
Credit card fees	130,612	88,761	378,489	280,186
Other consumer loan fees	29,312	20,610	84,374	72,591
Insurance	57,168	43,814	166,496	130,581
Other	15,495	19,365	48,934	52,013

Total other operating income	$2,032,469	$1,668,145	$5,672,282	$4,898,040

(a) Total securitization servicing fees include excess servicing fees and loan servicing fees.
(b) The net gain (or loss) from securitization activity includes the gain from the sale of loan principal receivables for new securitizations and the net revaluation of the interest-only strip receivable.

Securitization Income

Securitization income includes excess servicing and loan servicing fees, the gain on sale recognized on new securitizations, and revaluation of the Corporation’s interest-only strip receivable. The Corporation has the rights to all excess revenue generated from the securitized loans arising after the trusts absorb the cost of funds, loan servicing fees and credit losses (“excess servicing fees”). The Corporation continues to service the securitized loans and receives an annual contractual servicing fee of approximately 2% of the investor principal outstanding (“loan servicing fees”). The Corporation recognizes a gain from the sale of loan principal receivables. Securitization income is also impacted by the revaluation of the Corporation’s interest-only strip receivable as a result of changes in estimated excess spread to be earned in the future and the impact of a series within the trusts that is in the accumulation period. The accumulation period occurs when the trusts begin using principal collections to make payments to the investors, instead of purchasing new loan principal receivables from the Corporation.

Securitization income increased $303.6 million or 21.7% to $1.7 billion and $602.5 million or 14.7% to $4.7 billion for the three and nine months ended September 30, 2003, as compared to $1.4 billion and $4.1 billion for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, securitization income would have increased $131.6 million or 8.4% and $430.5 million or 10.1% for the three and nine months ended September 30, 2003, respectively.

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

Excess Servicing Fees

Excess servicing fees increased $368.8 million or 39.8% to $1.3 billion and $394.9 million or 12.7% to $3.5 billion for the three and nine months ended September 30, 2003, as compared to $925.7 million and $3.1 billion for the same periods in 2002, respectively. The increase was primarily a result of an increase in the net interest income and other fee income earned on securitized loans offset by an increase in net charge-offs on securitized loans.

The net interest income earned on securitized loans increased excess servicing fees by $363.9 million and $636.5 million for the three and nine months ended September 30, 2003. Excluding the change in the estimated value of accrued interest and fees in 2002, net interest income earned on securitized loans would have increased excess servicing fees by $152.5 million or 8.3% and $425.1 million or 7.9% for the three and nine months ended September 30, 2003, respectively. Securitized net interest income, excluding the change in the estimated value of accrued interest and fees in 2002, was affected by the growth in average securitized loans, which increased $7.0 billion or 9.3% to $82.6 billion and $6.8 billion or 9.2% to $80.7 billion for the three and nine months ended September 30, 2003, as compared to $75.6 billion and $73.9 billion for the same periods in 2002, respectively. This growth in average securitized loans is consistent with the overall growth in the Corporation’s average managed loans, which increased 8.9% and 9.9% for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively.

In addition, the net interest margin on securitized interest-earning assets increased to 10.05% and 10.13% for the three and nine months ended September 30, 2003, as compared to 9.01% and 9.90% for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the securitized net interest margin would have decreased 13 basis points and 18 basis points for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The securitized net interest margin represents securitized net interest income for the period expressed as a percentage of average securitized interest-earning assets. Refer to “Impact of Securitization Transactions on the Corporation’s Results” for a reconciliation of the Corporation’s net interest margin on securitized interest-earning assets to the net interest margin and a reconciliation of the securitized net interest margin ratio to the securitized net interest margin ratio excluding the change in the estimated value of accrued interest and fees in 2002. Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation’s securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 11.87% and 12.05% for the three and nine months ended September 30, 2003, as compared to 11.46% and 12.37% for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the yield earned on average securitized loans would have decreased 70 basis points for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. See reconciliation of securitized loan yields to the securitized loan yields excluding the change in the estimated value of accrued interest and fees in 2002 in “Loan Receivables.” The decrease in the yield earned on average securitized loans, excluding the change in the estimated value of accrued interest and fees in 2002, reflects lower average interest rates offered to attract and retain Customers and to grow managed loans. The average interest rate paid to investors in the Corporation’s securitization transactions was 1.96% and 2.06% for the three and nine months ended September 30, 2003, as compared to 2.53% and 2.56% for the same periods in 2002, respectively. The decrease in the average interest rate paid to investors in 2003 reflects actions by the FOMC in the fourth quarter of 2002 and the second quarter of 2003 that impacted overall market interest rates. The interest rate paid to investors generally resets on a monthly basis.

Other fee income generated by securitized loans increased excess servicing fees by $182.7 million and $322.6 million for the three and nine months ended September 30, 2003, respectively, primarily as a result of higher average securitized loans.

The net charge-off rate on securitized loans increased 28 basis points to 5.27% and 34 basis points to 5.45% for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. This increase is consistent with the overall trend in the Corporation’s managed loan portfolio. This increase in the net charge-off rate on securitized loans for the three and nine months ended September 30, 2003, decreased excess servicing fees by $145.1 million and $465.0 million for the three and nine months ended September 30, 2003, respectively.

An additional decrease to excess servicing fees was a result of the increase in loan servicing fees described below.

Loan Servicing Fees

Loan servicing fees during the three and nine months ended September 30, 2003 increased $32.6 million or 9.2% to $387.7 million and $99.2 million or 9.5% to $1.1 billion, as compared to the same periods in 2002, respectively. This increase was a result of a $7.0 billion or 9.3% and $6.8 billion or 9.2% increase in the average securitized loans for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. This growth in average securitized loans reflects the overall growth in the Corporation’s average managed loans, which increased 8.9% and 9.9% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card and other consumer loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net gain from securitization activity was $23.5 million and $68.8 million during the three and nine months ended September 30, 2003, as compared to a net gain of $121.3 million and a net loss of $39.6 million for the same periods in 2002, respectively, resulting in a decrease in securitization income of $97.8 million and an increase of $108.4 million for the three and nine months ended September 30, 2003. Excluding the change in the estimated value of accrued interest and fees in 2002, there would have been a net loss of $2.6 million and $163.5 million during the three and nine months ended September 30, 2002, respectively.

During the third quarter of 2003, the Corporation began including projected express payment and returned check fees in the determination of the fair value of the interest-only strip receivable. This inclusion of projected express payment and returned check fees increased the interest-only strip receivable and securitization income by approximately $28.9 million for the three and nine months ended September 30, 2003, respectively. The Corporation began including express payment fees in the determination of the fair value of the interest-only strip receivable, as Customers are increasingly choosing to utilize express payment services to ensure that their payments are received on time and that they do not incur a late fee. The Corporation does not expect the inclusion of these fees to have a material effect on the Corporation’s earnings in subsequent periods.

Certain components of the net gain (or loss) from securitization activity are discussed separately below.

Gain from the Sale of Loan Principal Receivables

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140 is included in securitization income in the Corporation’s consolidated statements of income. The gain was $35.4 million (net of securitization transaction costs of $12.9 million) and $93.6 million (net of securitization transaction costs of $38.3 million) for the three and nine months ended September 30, 2003 (on the sale of $3.9 billion and $10.2 billion of credit card loan principal receivables for the three and nine months ended September 30, 2003, respectively), as compared to $40.3 million (net of securitization transaction costs of $6.9 million) and $104.8 million (net of securitization transaction costs of $32.1 million) for the three and nine months ended September 30, 2002 (on the sale of $3.8 billion and $10.9 billion of credit card loan principal receivables for the three and nine months ended September 30, 2002, respectively).

Net Revaluation of Interest-Only Strip Receivable

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables increased to 5.04% at September 30, 2003, as compared to 4.85% at June 30, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of an increase in projected interest yields on securitized credit card loan principal receivables combined with the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable. This increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was offset by an increase in projected loan payment rates and securitization transactions that are currently in their scheduled accumulation period. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.91% at September 30, 2003, as compared to 1.92% at June 30, 2003. The slight decrease in the projected excess spread used to value the interest-only strip receivable was the result of higher projected charge-off rates on securitized other consumer loan principal receivables, partially offset by a decrease in the projected interest rate paid to investors, and the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable. The net of these items for both securitized credit card loan principal receivables and securitized other consumer loan principal receivables resulted in a $11.8 million loss for the three months ended September 30, 2003.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables increased to 5.04% at September 30, 2003, as compared to 4.84% at December 31, 2002. The increase in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest rate paid to investors, combined with lower projected charge-off rates on securitized credit card loan principal receivables, and the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable, partially offset by a decrease in projected interest yields. This increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was offset by an increase in securitization transactions that are currently in their scheduled accumulation period. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables increased to 1.91% at September 30, 2003, as compared to .91% at December 31, 2002. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables combined with a decrease in the projected interest rate paid to investors, and the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable. The net of these items for both securitized credit card loan principal receivables and securitized other consumer loan principal receivables resulted in a $24.9 million loss for the nine months ended September 30, 2003.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables increased to 4.49% at September 30, 2002, as compared to 4.27% at June 30, 2002. The increase in the projected excess spread used to value the interest-only strip receivable primarily reflects the change in the estimated value of accrued interest and fees, partially offset by lower projected interest yields on securitized loans due to the Corporation’s pricing decisions to attract and retain Customers and to grow loans. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables increased to 2.39% at September 30, 2002, as compared to 2.18% at June 30, 2002. The increase in the projected excess spread used to value the interest-only strip receivable reflects the change in the estimated value of accrued interest and fees in 2002, partially offset by an increase in the projected interest rate paid to investors. Excluding the change in estimated value of accrued interest and fees in 2002, the projected excess spread for securitized credit card principal receivables and other consumer principal receivables would have been 4.09% and 1.67% at September 30, 2002, respectively. The net of these items for both securitized credit card loan principal receivables and securitized other consumer loan principal receivables resulted in a $81.0 million gain for the three months ended September 30, 2002.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables decreased to 4.49% at September 30, 2002, as compared to 5.14% at December 31, 2001. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow loans, partially offset by the change in the estimated value of accrued interest and fees in 2002. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables decreased to 2.39% at September 30, 2002, as compared to 2.60% at December 31, 2001. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of an increase in projected charge-off rates on securitized other consumer loan principal receivables, offset by an increase in the projected interest yield on securitized other consumer loan principal receivables and the change in the estimated value of accrued interest and fees in 2002. Excluding the change in estimated value of accrued interest and fees in 2002, the projected excess spread for securitized credit card principal receivables and other consumer principal receivables would have been 4.09% and 1.67% at September 30, 2002, respectively. The net of these items for both securitized credit card loan principal receivables and securitized other consumer loan principal receivables resulted in a $144.4 million loss for the nine months ended September 30, 2002.

Note I provides further detail regarding the sensitivity to changes in the key assumptions and estimates used in determining the estimated value of the interest-only strip receivable.

Interchange

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. Such fees are set annually by MasterCard International Incorporated (“MasterCard”) and Visa U.S.A. Incorporated (“Visa”).

Interchange income increased $28.8 million or 11.3% to $284.8 million for the nine months ended September 30, 2003, as compared to $256.0 million for the same period in 2002. The increase in interchange income was primarily the result of increases in cardholder sales volume. Also, effective August 1, 2003 MasterCard and Visa increased their interchange rates. Interchange income on securitized loans is included in securitization income.

Credit Card Fees

Credit card fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees on credit card loans.

Credit card fees increased $41.9 million or 47.2% to $130.6 million and $98.3 million or 35.1% to $378.5 million for the three and nine months ended September 30, 2003, as compared to $88.8 million and $280.2 million for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, credit card fees would have increased $26.9 million or 25.9% and $83.4 million or 28.2% for the three and nine months ended September 30, 2003, respectively. The increase in credit card fees for the three and nine months ended September 30, 2003, was primarily the result of the growth in the Corporation’s outstanding loan receivables, the number of accounts, and an increase in the average fees assessed related to the implementation of modified fee structures, which included higher late, over-limit, and cash advance fees. Credit card fees on securitized loans are included in securitization income.

Insurance

The Corporation’s insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its loan Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income increased $13.4 million or 30.5% to $57.2 million and $35.9 million or 27.5% to $166.5 million for the three and nine months ended September 30, 2003, as compared to $43.8 million and $130.6 million for the same periods in 2002, respectively. The increase was primarily the result of an increase in the number of accounts using credit related insurance products and the fees associated with these products. Insurance income on securitized loans is included in securitization income.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, and other operating expense. Total other operating expense increased $33.0 million or 2.7% to $1.3 billion and $247.9 million or 7.0% to $3.8 billion for the three and nine months ended September 30, 2003, as compared to $1.2 billion and $3.5 billion for the same periods in 2002, respectively.

Salaries and Employee Benefits

Salaries and employee benefits increased $14.3 million or 2.8% to $516.0 million and $108.8 million or 7.5% to $1.6 billion for the three and nine months ended September 30, 2003, as compared to $501.7 million and $1.4 billion for the same periods in 2002, respectively. The increase for the three and nine months ended September 30, 2003, is primarily related to additional MBNA Europe employees as a result of the operations in Spain as well as increases in employee salary levels and benefit costs. The increase for the nine months ended September 30, 2003, also includes the release of restrictions on restricted stock awards of $21.7 million.

At September 30, 2003 and 2002, the Corporation had approximately 25,500 full-time equivalent employees.

Other Expense Components of Other Operating Expense

Other operating expense is a component of total other operating expense. Other operating expense increased $17.1 million or 2.8% to $619.3 million and $122.3 million or 7.1% to $1.8 billion for the three and nine months ended September 30, 2003, as compared to $602.2 million and $1.7 billion for the same periods in 2002, respectively. Certain components of other operating expense are discussed separately below.

Table 7 provides further detail regarding the other expense components of the Corporation's other operating expenses.

Table 7: Other Expense Components of Other Operating Expense
(dollars in thousands) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Purchased services	$143,006	$147,258	$427,357	$400,216
Advertising	99,587	81,912	307,238	252,097
Collection	21,793	14,075	55,774	39,824
Stationery and supplies	10,954	13,620	29,945	35,444
Service bureau	20,939	19,328	60,060	55,186
Postage and delivery	109,279	89,844	334,176	297,886
Telephone usage	22,784	23,726	66,208	66,612
Loan receivable fraud losses	35,057	39,153	102,056	119,521
Amortization of intangible assets	108,570	92,651	304,880	251,703
Other	47,284	80,586	154,200	201,067

Total other expense	$619,253	$602,153	$1,841,894	$1,719,556

Advertising

Advertising expense increased $17.7 million or 21.6% to $99.6 million and $55.1 million or 21.9% to $307.2 million for the three and nine months ended September 30, 2003, as compared to $81.9 million and $252.1 million for the same periods in 2002, respectively. The increases in advertising for the three and nine months ended September 30, 2003, reflect the Corporation’s continued investment in attracting and retaining Customers.

Postage And Delivery

Postage and delivery expense increased $19.4 million or 21.6% to $109.3 million and $36.3 million or 12.2% to $334.2 million for the three and nine months ended September 30, 2003, as compared to $89.8 million and $297.9 million for the same periods in 2002, respectively. The increases in postage and delivery expense for the three and nine months ended September 30, 2003, reflect the Corporation’s continued investment in attracting and servicing Customers.

Amortization Of Intangible Assets

Amortization of intangible assets increased $15.9 million or 17.2% to $108.6 million and $53.2 million or 21.1% to $304.9 million for the three and nine months ended September 30, 2003, as compared to $92.7 million and $251.7 million for the same periods in 2002, respectively. The increase for the three and nine months ended September 30, 2003, was the result of increased amortization costs related to higher levels of PCCRs, primarily from the Wachovia and Alliance & Leicester plc credit card portfolio acquisitions, which were acquired in the second and third quarters of 2002, respectively.

Other

Other expense decreased $33.3 million or 41.3% to $47.3 million and $46.9 million or 23.3% to $154.2 million for the three and nine months ended September 30, 2003, as compared to $80.6 million and $201.1 million for the same periods in 2002, respectively. The decreases in other expense are primarily related to increases in the market value of company owned life insurance as compared to decreases in the market value in 2002.

Income Taxes

Income tax expense increased $142.4 million or 62.0% to $372.2 million and $215.8 million or 30.5% to $923.5 million for the three and nine months ended September 30, 2003, as compared to $229.8 million and $707.6 million for the same periods in 2002, respectively. These amounts represent an effective tax rate of 36.1% for the three and nine months ended September 30, 2003, and 36.6% for the same periods in 2002, respectively. The reduction in the effective tax rate was primarily driven by favorable resolution of tax examination issues at the federal and state levels.

Loan Quality

The Corporation’s loan quality at any time reflects, among other factors, the credit quality of the Corporation’s credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts, the composition of credit card and other consumer loans included in the Corporation’s loan receivables, and the seasoning of the Corporation’s loans. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize. The Corporation’s financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation’s loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation considers the levels of delinquent loans, renegotiated loans, which include nonaccrual loans and reduced-rate loans, re-aged loans and other factors in determining the appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees. The following loan quality discussion includes delinquencies, renegotiated loan programs, re-aged loans, net credit losses, the reserve for possible credit losses and the estimate of uncollectible accrued interest and fees (see “Critical Accounting Policies – Reserve For Possible Credit Losses” for further discussion).

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation’s delinquent loans. Delinquency is reported on accruing loans that are 30 or more days past due. Delinquency as a percentage of the Corporation's loan receivables was 3.75% at September 30, 2003, as compared with 4.36% at December 31, 2002. The Corporation's delinquency as a percentage of managed loans was 4.48% at September 30, 2003, as compared to 4.88% at December 31, 2002.  The reduction in the Corporation’s delinquency rates was primarily due to growth in foreign loan receivables and increased collection efforts by the Corporation during 2003.

Table 8 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Loan delinquency on domestic credit card loan receivables was 4.15% at September 30, 2003, as compared to 4.64% at December 31, 2002. Loan delinquency on domestic other consumer loan receivables was 5.50% at September 30, 2003, as compared to 6.19% at December 31, 2002. Loan delinquency on foreign loan receivables was 1.82% at September 30, 2003, as compared to 2.01% at December 31, 2002. The delinquency rate on the Corporation’s foreign loan receivables is typically lower than the delinquency rate on the Corporation’s domestic credit card loan receivables. The Corporation’s domestic other consumer loan receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card loan receivables, and as a result, the Corporation generally charges higher interest rates on domestic other consumer loan receivables.

Table 8: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)
	September 30, 2003		December 31, 2002

Loan receivables:
Loan receivables outstanding	$28,816,089		$28,726,508
Loan receivables delinquent:
30 to 59 days	$369,699	1.28%	$439,911	1.53%
60 to 89 days	233,760.81		273,103.95
90 or more days (c)	476,230	1.66	538,589	1.88

Total	$1,079,689	3.75%	$1,251,603	4.36%

Loan receivables delinquent by geographic area:
Domestic:
Credit card	$587,059	4.15%	$722,988	4.64%
Other consumer	338,282	5.50	391,568	6.19

Total domestic	925,341	4.55	1,114,556	5.09
Foreign	154,348	1.82	137,047	2.01

Total	$1,079,689	3.75%	$1,251,603	4.36%

Securitized loans:
Securitized loans outstanding	$83,939,987		$78,531,334
Securitized loans delinquent:
30 to 59 days	$1,312,031	1.56%	$1,374,779	1.75%
60 to 89 days	818,882.98		844,811	1.08
90 or more days (c)	1,843,717	2.20	1,758,318	2.24

Total	$3,974,630	4.74%	$3,977,908	5.07%

Securitized loans delinquent by geographic area:
Domestic:
Credit card	$3,351,797	4.96%	$3,248,814	5.09%
Other consumer	366,002	6.45	401,469	7.07

Total domestic	3,717,799	5.07	3,650,283	5.25
Foreign	256,831	2.42	327,625	3.65

Total	$3,974,630	4.74%	$3,977,908	5.07%

Managed loans:
Managed loans outstanding	$112,756,076		$107,257,842
Managed loans delinquent:
30 to 59 days	$1,681,730	1.49%	$1,814,690	1.69%
60 to 89 days	1,052,642.93		1,117,914	1.04
90 or more days (c)	2,319,947	2.06	2,296,907	2.15

Total	$5,054,319	4.48%	$5,229,511	4.88%

Managed loans delinquent by geographic area:
Domestic:
Credit card	$3,938,856	4.82%	$3,971,802	5.00%
Other consumer	704,284	5.95	793,037	6.61

Total domestic	4,643,140	4.96	4,764,839	5.21
Foreign	411,179	2.15	464,672	2.94

Total	$5,054,319	4.48%	$5,229,511	4.88%

(a) Amounts exclude nonaccrual loans, which are presented in Table 10.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) See Table 9 for further detail on accruing loans past due 90 days or more.

Accruing Loans Past Due 90 days Or More

Table 9 presents the Corporation's accruing loan receivables past due 90 days or more and includes a reconciliation to the accruing managed loans past due 90 days or more.

Table 9: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands) (unaudited)
	September 30,	December 31,
	2003	2002

Loan receivables:
Domestic:
Credit card	$271,800	$310,413
Other consumer	160,393	179,378

Total domestic	432,193	489,791
Foreign	44,037	48,798

Total	$476,230	$538,589

Securitized loans:
Domestic:
Credit card	$1,582,584	$1,429,522
Other consumer	174,936	186,256

Total domestic	1,757,520	1,615,778
Foreign	86,197	142,540

Total	$1,843,717	$1,758,318

Managed loans:
Domestic:
Credit card	$1,854,384	$1,739,935
Other consumer	335,329	365,634

Total domestic	2,189,713	2,105,569
Foreign	130,234	191,338

Total	$2,319,947	$2,296,907

(a) Amounts exclude nonaccrual loans, which are presented in Table 10.
(b) This Table provides further detail on 90 days or more delinquent loans presented in Table 8.
(c) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Renegotiated Loan Programs

The Corporation may modify the terms of its credit card and other consumer loan agreements with Customers who have experienced financial difficulties by offering them renegotiated loan programs, which include either placing them on nonaccrual status or reducing their interest rate. The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and estimate of uncollectible accrued interest and fees.

Nonaccrual Loans

On a case by case basis, management determines if an account should be placed on nonaccrual status. When loans are classified as nonaccrual, the accrual of interest ceases. In future periods, when a payment is received, it is recorded as a reduction of principal.

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .32% at September 30, 2003, as compared to .20% at December 31, 2002. Nonaccrual managed loans as a percentage of ending managed loans were .26% at September 30, 2003, as compared to .27% at December 31, 2002 (see Table 10 for a geographic breakdown of nonaccrual loans). The decreases in domestic nonaccrual loans are primarily the result of a reduction in the number of renegotiated loan programs offered to domestic Customers. The increases in foreign nonaccrual loans are primarily the result of MBNA Europe classifying certain loans as nonaccrual at September 30, 2003, and changes by MBNA Europe as to when loans are placed on nonaccrual status to comply with U.K. specific requirements.

Table 10 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 10: Nonaccrual Loans (a) (b)
(dollars in thousands) (unaudited)
	September 30,	December 31,
	2003	2002

Loan receivables:
Domestic:
Credit card	$15,860	$48,318
Other consumer	1,410	2,481

Total domestic	17,270	50,799
Foreign	75,181	6,733

Total	$92,451	$57,532

Nonaccrual loan receivables as a percentage of ending loan receivables	.32%	.20%

Securitized loans:
Domestic:
Credit card	$80,957	$215,605
Other consumer	1,356	2,348

Total domestic	82,313	217,953
Foreign	123,063	11,798

Total	$205,376	$229,751

Nonaccrual securitized loans as a percentage of ending securitized loans	.24%	.29%

Managed loans:
Domestic:
Credit card	$96,817	$263,923
Other consumer	2,766	4,829

Total domestic	99,583	268,752
Foreign	198,244	18,531

Total	$297,827	$287,283

Nonaccrual managed loans as a percentage of ending managed loans	.26%	.27%

(a) Although nonaccrual loans are charged-off consistent with Corporation’s charge-off policy as described in “Loan Quality – Net Credit Losses,” nonaccrual loans are not included in the delinquent loans presented in Tables 8 and 9 and reduced-rate loans which are presented in Table 11.

(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Reduced-Rate Loans

Reduced-rate loans are those loans for which the interest rate was reduced because of the inability of the Customer to service the obligation under the original terms of the agreement. Income is accrued at the reduced rate as long as the Customer has complied with the revised terms and conditions of the agreement.

Reduced-rate loan receivables as a percentage of the Corporation’s ending loan receivables were 1.85% at September 30, 2003, as compared to 2.29% at December 31, 2002. Reduced-rate managed loans as a percentage of ending managed loans were 2.15% at September 30, 2003, as compared to 2.63% at December 31, 2002. The decreases are primarily the result of a reduction in the number of renegotiated loan programs offered to Customers.

Table 11 presents the Corporation's reduced-rate loan receivables and includes a reconciliation to the reduced-rate managed loans.

Table 11: Reduced-Rate Loans (a) (b)
(dollars in thousands) (unaudited)
	September 30,	December 31,
	2003	2002

Loan receivables:
Domestic:
Credit card	$337,065	$429,122
Other consumer	134,238	163,521

Total domestic	471,303	592,643
Foreign	62,350	64,951

Total	$533,653	$657,594

Reduced-rate loan receivables as a percentage of ending loan receivables	1.85%	2.29%

Securitized loans:
Domestic:
Credit card	$1,693,494	$1,928,406
Other consumer	134,800	158,254

Total domestic	1,828,294	2,086,660
Foreign	63,443	80,172

Total	$1,891,737	$2,166,832

Reduced-rate securitized loans as a percentage of ending securitized loans	2.25%	2.76%

Managed loans:
Domestic:
Credit card	$2,030,559	$2,357,528
Other consumer	269,038	321,775

Total domestic	2,299,597	2,679,303
Foreign	125,793	145,123

Total	$2,425,390	$2,824,426

Reduced-rate managed loans as a percentage of ending managed loans	2.15%	2.63%

(a) Reduced-rate loans presented in this Table exclude accruing loans past due 90 days or more and nonaccrual loans, which are presented in Tables 9 and 10, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Re-aged Loans

A Customer’s account may be re-aged to remove existing delinquency. The intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have clearly demonstrated both the ability and willingness to resume regular payments, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the Customer must also have made payments equal to a total of three minimum payments in the last 90 days, including one full minimum payment during the last 30 days. All re-age strategies are approved by senior management and the Loan Review Department. Re-ages can have the effect of delaying charge-offs. There were $158.5 million and $542.7 million of loan receivables re-aged during the three and nine months ended September 30, 2003, compared to $260.1 million and $961.2 million for the same periods in 2002, respectively. Managed loans re-aged during the three and nine months ended September 30, 2003 were $622.8 million and $2.2 billion, as compared to $1.1 billion and $4.0 billion for the same periods in 2002, respectively. Of those accounts that were re-aged during the three months ended September 30, 2002, approximately 21.9% returned to delinquency status and approximately 23.6% charged off by September 30, 2003.

Table 12 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed re-aged amounts.

Table 12: Re-aged Amounts (a)
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Loan receivables re-aged amounts	$158,545	$260,126	$542,666	$961,216
Securitized loan re-aged amounts	464,300	858,785	1,624,449	3,086,317
Managed loan re-aged amounts	622,845	1,118,911	2,167,115	4,047,533

(a) Re-aged loans that returned to delinquency status are included in the delinquency amounts presented in Tables 8 and 9.

The decreases in loan receivables, securitized loan, and managed loan re-aged amounts were the result of changes in re-age practices implemented by the Corporation during 2002 and the first quarter of 2003, which reduced the number of accounts that qualified for re-age.

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

The Corporation's policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due, closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due, and delinquent bankrupt accounts at the end of the second calender month following notification received from the bankruptcy courts. The Corporation charges off deceased accounts when the loss is determined but not to exceed the end of the month in which the account becomes 180 days contractually past due.

Loan receivables net credit losses increased $45.4 million or 15.8% to $333.6 million and $177.1 million or 20.9% to $1.0 billion for the three and nine months ended September 30, 2003, as compared to $288.2 million and $848.1 million for the same periods in 2002, respectively. The increase in net credit losses for the three and nine months ended September 30, 2003, reflects a weaker economy, the continuing seasoning of the Corporation's accounts, and an increase in average loan receivables.

Net credit losses as a percentage of average loan receivables were 4.70% and 4.91% for the three and nine months ended September 30, 2003, as compared to 4.38% and 4.55% for the same periods in 2002, respectively. The Corporation's managed net credit losses as a percentage of average managed loans for the three and nine months ended September 30, 2003, were 5.13% and 5.31%, compared to 4.84% and 4.97% for the same periods in 2002, respectively. Management expects the managed loan loss rate for the fourth quarter of 2003 to be below the third quarter of 2003.

Domestic credit card net credit losses as a percentage of average domestic credit card loan receivables were 4.69% and 4.75% for the three and nine months ended September 30, 2003, as compared to 4.33% and 4.40% for the same periods in 2002, respectively. Domestic other consumer net credit losses as a percentage of average domestic other consumer loan receivables were 7.33% and 7.65% for the three and nine months ended September 30, 2003, as compared to 6.37% and 6.47% for the same periods in 2002, respectively. In addition to the weakening of general economic conditions, domestic other consumer net credit losses reflect the higher credit risk associated with these products. Foreign net credit losses as a percentage of average foreign loan receivables were 2.55% and 2.78% for the three and nine months ended September 30, 2003, as compared to 2.35% and 2.60% for the same periods in 2002, respectively. The lower level of net credit losses on the Corporation's foreign loan receivables as compared to domestic loan receivables reflects the growth in the Corporation's foreign loan receivables and the seasoning of those accounts. A higher percentage of newer, less seasoned accounts results in a lower charge-off ratio compared to a more seasoned portfolio.

Managed domestic credit card net credit losses as a percentage of average managed domestic credit card loans were 5.15% and 5.31% for the three and nine months ended September 30, 2003, as compared to 4.83% and 4.90% for the same periods in 2002, respectively. Managed domestic other consumer net credit losses as a percentage of average managed domestic other consumer loans were 7.98% and 8.28% for the three and nine months ended September 30, 2003, as compared to 7.13% and 7.32% for the same periods in 2002, respectively. Managed foreign net credit losses as a percentage of average managed foreign loans were 3.10% and 3.20% for the three and nine months ended September 30, 2003, as compared to 2.84% and 3.10% for the same periods in 2002, respectively.

The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loan receivables, which include the estimated collectible billed interest and fees for the corresponding period.

Table 13 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

Table 13: Net Credit Loss Ratio
(dollars in thousands) (unaudited)	For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002
	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loans receivables:
Domestic credit card	$169,409	$14,438,941	4.69%	$151,361	$13,998,039	4.33%
Domestic other consumer	115,676	6,316,767	7.33	102,162	6,411,001	6.37

Total domestic loan receivables	285,085	20,755,708	5.49	253,523	20,409,040	4.97
Foreign	48,554	7,612,560	2.55	34,672	5,893,156	2.35

Total loan receivables	$333,639	$28,368,268	4.70	$288,195	$26,302,196	4.38

Securitized loans:
Domestic credit card	$875,888	$66,747,029	5.25%	$767,270	$62,075,018	4.94%
Domestic other consumer	123,717	5,681,166	8.71	113,793	5,711,885	7.97

Total domestic securitized loans	999,605	72,428,195	5.52	881,063	67,786,903	5.20
Foreign	89,334	10,197,854	3.50	62,736	7,832,079	3.20

Total securitized loans	$1,088,939	$82,626,049	5.27	$943,799	$75,618,982	4.99

Managed loans:
Domestic credit card	$1,045,297	$81,185,970	5.15%	$918,631	$76,073,057	4.83%
Domestic other consumer	239,393	11,997,933	7.98	215,955	12,122,886	7.13

Total domestic managed loans	1,284,690	93,183,903	5.51	1,134,586	88,195,943	5.15
Foreign	137,888	17,810,414	3.10	97,408	13,725,235	2.84

Total managed loans	$1,422,578	$110,994,317	5.13	$1,231,994	$101,921,178	4.84

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loans receivables:
Domestic credit card	$513,365	$14,420,377	4.75%	$443,754	$13,460,515	4.40%
Domestic other consumer	364,214	6,345,335	7.65	304,823	6,283,839	6.47

Total domestic loan receivables	877,579	20,765,712	5.63	748,577	19,744,354	5.06
Foreign	147,570	7,076,625	2.78	99,484	5,108,046	2.60

Total loan receivables	$1,025,149	$27,842,337	4.91	$848,061	$24,852,400	4.55

Securitized loans:
Domestic credit card	$2,661,739	$65,340,196	5.43%	$2,301,142	$61,304,752	5.00%
Domestic other consumer	383,186	5,683,837	8.99	353,906	5,710,554	8.26

Total domestic securitized loans	3,044,925	71,024,033	5.72	2,655,048	67,015,306	5.28
Foreign	255,414	9,695,461	3.51	180,278	6,916,280	3.48

Total securitized loans	$3,300,339	$80,719,494	5.45	$2,835,326	$73,931,586	5.11

Managed loans:
Domestic credit card	$3,175,104	$79,760,573	5.31%	$2,744,896	$74,765,267	4.90%
Domestic other consumer	747,400	12,029,172	8.28	658,729	11,994,393	7.32

Total domestic managed loans	3,922,504	91,789,745	5.70	3,403,625	86,759,660	5.23
Foreign	402,984	16,772,086	3.20	279,762	12,024,326	3.10

Total managed loans	$4,325,488	$108,561,831	5.31	$3,683,387	$98,783,986	4.97

Reserve And Provision For Possible Credit Losses

The Corporation’s reserve for possible credit losses increased $68.7 million or 6.2% to $1.2 billion at September 30, 2003, as compared to $1.1 billion at December 31, 2002. The provision for possible credit losses increased $45.9 million or 15.9% to $334.1 million and $136.0 million or 14.7% to $1.1 billion for the three and nine months ended September 30, 2003, as compared to $288.2 million and $922.5 million for the same periods in 2002, respectively. The increase in the reserve for possible credit losses and the related provision for possible credit losses primarily reflects a weaker economy, as demonstrated by the increase in the Corporation’s net credit losses, and an increase in loan receivables.

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

The Corporation recorded acquired reserves for possible credit losses for loan portfolio acquisitions of $2.7 million and $28.7 million for the three and nine months ended September 30, 2003, respectively, as compared to $21.9 million and $69.6 million for the same periods in 2002, respectively.

Table 14 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan receivables and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the reserve for possible credit losses.

Table 14: Reserve for Possible Credit Losses
(dollars in thousands) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Reserve for possible credit losses, beginning of period	$1,175,256	$960,113	$1,111,299	$833,423
Reserves acquired	2,688	21,883	28,700	69,558
Provision for possible credit losses:
Domestic	304,719	247,220	926,312	797,773
Foreign	29,345	40,975	132,232	124,747

Total provision for possible credit losses	334,064	288,195	1,058,544	922,520
Foreign currency translation	1,626	1,378	6,601	5,934
Credit losses:
Domestic:
Credit card	(181,646)	(159,803)	(550,636)	(470,883)
Other consumer	(123,060)	(108,951)	(388,849)	(322,180)

Total domestic credit losses	(304,706)	(268,754)	(939,485)	(793,063)
Foreign	(56,945)	(39,993)	(172,004)	(115,672)

Total credit losses	(361,651)	(308,747)	(1,111,489)	(908,735)
Recoveries:
Domestic:
Credit card	12,237	8,442	37,271	27,129
Other consumer	7,384	6,789	24,635	17,357

Total domestic recoveries	19,621	15,231	61,906	44,486
Foreign	8,391	5,321	24,434	16,188

Total recoveries	28,012	20,552	86,340	60,674

Net credit losses	(333,639)	(288,195)	(1,025,149)	(848,061)

Reserve for possible credit losses, end of period	$1,179,995	$983,374	$1,179,995	$983,374

Uncollectible Accrued Interest And Fees

The Corporation adjusts the amount of interest and fee income recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement captions, loan receivables, and accrued income receivable. The estimate of uncollectible accrued interest and fees is based on a migration analysis of delinquent and current loan receivables that will progress through the various delinquency stages and will ultimately charge off. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that will progress through the various delinquency stages and ultimately charge off.

The differences between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue were $298.6 million and $895.8 million for the three and nine months ended September 30, 2003, as compared to $612.3 million and $1.1 billion for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, the differences between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue were $245.7 million and $737.4 million for the three and nine months ended September 30, 2002, respectively. The increase of $52.9 million or 21.5% and $158.4 million or 21.5% for the three and nine months ended September 30, 2003, respectively, excluding the change in the estimated value of accrued interest and fees in 2002, was primarily the result of an increase in ending managed loans.

Capital Adequacy

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank and MBNA Delaware are also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal bank regulators that, if undertaken, could have a direct material effect on the Corporation’s, the Bank’s, and MBNA Delaware’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and MBNA Delaware must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Corporation’s, the Bank’s, and MBNA Delaware’s capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2003, and December 31, 2002, the Corporation’s, the Bank’s, and MBNA Delaware’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 15, have been computed in accordance with regulatory accounting practices. No conditions or events have occurred since September 30, 2003, that have changed the Corporation’s classification as “adequately capitalized” and the Bank’s or MBNA Delaware’s classification as “well-capitalized.”

Table 15: Regulatory Capital Ratios
	September 30, 2003	December 31, 2002	Minimum Requirements	Well- Capitalized Requirements
	(unaudited)
MBNA Corporation
Tier 1	17.59%	15.73%	4.00%	(a	)
Total	21.34	19.65	8.00	(a	)
Leverage	19.48	18.55	4.00	(a	)

MBNA America Bank, N.A.
Tier 1	15.23	12.58	4.00	6.00%
Total	18.99	16.41	8.00	10.00
Leverage	17.39	15.81	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	35.67	28.06	4.00	6.00
Total	36.82	29.36	8.00	10.00
Leverage	31.67	23.21	4.00	5.00

(a) Not applicable for bank holding companies.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on its common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on its guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s Common Stock, or pay any interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the nine months ended September 30, 2003, the Corporation declared dividends on its preferred stock of $10.5 million and on its common stock of $332.3 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 2003, the amount of undivided profits available for declaration and payment of dividends from the Bank to the Corporation was $3.9 billion. The Bank’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at September 30, 2003. If this facility had been drawn upon at September 30, 2003, the amount of retained earnings available for declaration of dividends would have been limited to $2.8 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

Asset Securitization

Asset securitization is the process whereby loan principal receivables are converted into securities normally referred to as asset-backed securities. The securitization of the Corporation’s loan principal receivables is accomplished through the public and private issuance of asset-backed securities and is accounted for in accordance with Statement No. 140. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the transfer of loan principal receivables to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables, while the Corporation retains the remaining undivided interest and is entitled to specific cash flows allocable to that retained interest. As loan principal receivables are securitized, the Corporation’s on-balance-sheet funding needs are reduced by the amount of loans securitized.  Interpretation No. 46,  issued in January 2003, requires consolidation of certain off-balance sheet entities. The Corporation’s securitization trusts are qualified special purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of Interpretation No. 46.

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

The undivided interests in the trusts sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation’s securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trusts provides credit enhancement, in the form of subordination, to the more senior, higher-rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of subordinated classes.

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

The Corporation maintains retained interests in its securitization transactions, which are included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. The investors and providers of credit enhancement had a lien on a portion of these retained interests of $1.1 billion and $1.2 billion at September 30, 2003 and December 31, 2002, respectively. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

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

When adjusted for the effects of securitization, certain components of the Corporation’s consolidated financial information may be reconciled to its managed data. This securitization adjustment reclassifies interest income, interchange income, credit card and other consumer loan fees, insurance income, recoveries on charged-off securitized loan principal receivables in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income.

Table 16 reconciles income statement data for the period to managed net interest income, managed provision for possible credit losses, and managed other operating income.

Table 16: Reconciliation of Income Statement Data for the Period to Managed Net Interest Income, Managed
                   Provision for Possible Credit Losses, and Managed Other Operating Income
                   (dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net Interest Income:
Net interest income	$599,912	$482,271	$1,734,676	$1,500,364
Securitization adjustments	1,995,019	1,631,134	5,827,853	5,191,324

Managed net interest income	$2,594,931	$2,113,405	$7,562,529	$6,691,688

Provision for Possible Credit Losses:
Provision for possible credit losses	$334,064	$288,195	$1,058,544	$922,520
Securitization adjustments	1,088,939	943,799	3,300,339	2,835,326

Managed provision for possible credit losses	$1,423,003	$1,231,994	$4,358,883	$3,757,846

Other Operating Income:
Other operating income	$2,032,469	$1,668,145	$5,672,282	$4,898,040
Securitization adjustments	(906,080)	(687,335)	(2,527,514)	(2,355,998)

Managed other operating income	$1,126,389	$980,810	$3,144,768	$2,542,042

Managed net interest income increased $481.5 million or 22.8% to $2.6 billion for the three months ended September 30, 2003, as compared to $2.1 billion for the same period in 2002. Excluding the change in the estimated value of accrued interest and fees in 2002, managed net interest income would have increased $203.9 million or 8.5%, for the three months ended September 30, 2003.

Average managed interest-earning assets increased $13.7 billion or 12.5% to $123.1 billion for the three months ended September 30, 2003, as compared to $109.5 billion for the same period in 2002. The increase in average managed interest-earning assets is primarily the result of the increase in average managed loans and investment securities and money market instruments. The yield earned on average managed interest-earning assets for the three months ended September 30, 2003 was 10.84% as compared to 10.83% for the same period in 2002. The yield earned on average managed interest-earning assets remained flat for the three months ended September 30, 2003, as compared to the same period in 2002 as the decrease in the yield earned on investment securities and money market instruments was offset by an increase in the yield earned on managed loans. Excluding the change in the estimated value of accrued interest and fees in 2002, the yield earned on average managed interest-earning assets would have decreased for the three months ended September 30, 2003, as compared to the same period in 2002, as the change decreased the yield earned on average managed loans by 108 basis points for the three months ended September 30, 2002. See Table 5 for a reconciliation of the yield earned on average managed loans to the yield earned on average managed loans excluding the change in the estimated value of accrued interest and fees in 2002.

Average managed interest-bearing liabilities increased $12.0 billion or 10.8% to $123.2 billion for the three months ended September 30, 2003, as compared to $111.2 billion for the same period in 2002. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans, average interest-bearing deposits, and average borrowed funds. The decrease in the rate paid on average managed interest-bearing liabilities of 64 basis points to 2.48% for the three months ended September 30, 2003, from 3.12% for the same period in 2002, reflects actions by the FOMC throughout 2001, in the fourth quarter of 2002, and in the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

Managed net interest income increased $870.8 million or 13.0% to $7.6 billion for the nine months ended September 30, 2003, as compared to $6.7 billion for the same period in 2002. Excluding the change in the estimated value of accrued interest and fees in 2002, managed net interest income would have increased $593.2 million or 8.5%, for the nine months ended September 30, 2003.

Table 17 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 17: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2003			2002

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense
Assets:

Interest-earning assets	$44,388,696	8.67%	$969,616	$37,666,930	9.35%	$887,676
Securitization adjustments	78,749,249	-	2,396,053	71,789,806	-	2,100,676

Managed interest-earning assets	$123,137,945	10.84%	$3,365,669	$109,456,736	10.83%	$2,988,352

Liabilities:

Interest-bearing liabilities	$42,268,430	3.47%	$369,617	$37,526,153	4.28%	$405,152
Securitization adjustments	80,976,117	-	401,034	73,717,783	-	469,542

Managed interest-bearing liabilities	$123,244,547	2.48%	$770,651	$111,243,936	3.12%	$874,694

For the Nine Months Ended September 30,

Assets:

Interest-earning assets	$43,138,177	8.91%	$2,874,008	$36,466,217	9.90%	$2,699,545
Securitization adjustments	76,919,792	-	7,048,650	70,091,457	-	6,571,139

Managed interest-earning assets	$120,057,969	11.05%	$9,922,658	$106,557,674	11.63%	$9,270,684

Liabilities:

Interest-bearing liabilities	$41,737,476	3.65%	$1,138,795	$35,913,096	4.46%	$1,198,378
Securitization adjustments	79,054,773	-	1,220,797	72,074,487	-	1,379,815

Managed interest-bearing liabilities	$120,792,249	2.61%	$2,359,592	$107,987,583	3.19%	$2,578,193

Average managed interest-earning assets increased $13.5 billion or 12.7% to $120.1 billion for the nine months ended September 30, 2003, as compared to $106.6 billion for the same period in 2002. The increase in average managed interest-earning assets is primarily the result of the increase in average managed loans and investment securities and money market instruments. The yield earned on average managed interest-earning assets for the nine months ended September 30, 2003 decreased 58 basis points to 11.05%, as compared to 11.63% for the same period in 2002. The decrease in the yield earned on managed average interest-earning assets for the nine months ended September 30, 2003, was the result of lower rates offered to attract and retain Customers and to grow managed loans combined with a decrease in the yield earned on average investment securities and money market instruments and an increase in lower yielding average investment securities and money market instruments as a percentage of average interest-earning assets. The decrease in the yield on average managed interest-earning assets for the nine months ended September 30, 2003, as compared to the same period in 2002, would have been larger excluding the change in the estimated value of accrued interest and fees in 2002, which decreased the yield earned on average managed loans by 38 basis points for the nine months ended September 30, 2002. See Table 5 for a reconciliation of the yield earned on average managed loans to the yield earned on average managed loans excluding the change in the estimated value of accrued interest and fees in 2002.

Average managed interest-bearing liabilities increased $12.8 billion or 11.9% to $120.8 billion for the nine months ended September 30, 2003, as compared to $108.0 billion for the same period in 2002. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans, average interest-bearing deposits, and average borrowed funds. The decrease in the rate paid on average managed interest-bearing liabilities of 58 basis points to 2.61% for the nine months ended September 30, 2003, from 3.19% for the same period in 2002, reflects actions by the FOMC throughout 2001, in the fourth quarter of 2002, and in the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

The Corporation’s managed net interest margin, on a fully taxable equivalent basis, was 8.36% and 8.42% for the three and nine months ended September 30, 2003, as compared to 7.66% and 8.40% for the same periods in 2002, respectively. The managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of managed average total interest-earning assets. Excluding the change in the estimated value of accrued interest and fees in 2002, the managed net interest margin would have decreased 31 basis points and 33 basis points for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, respectively. The decrease in the managed net interest margin for the three and nine months ended September 30, 2003, excluding the change in the estimated value of accrued interest and fees in 2002, was primarily the result of the decrease in the yield earned on managed average interest-earning assets partially offset by the decrease in the rate paid on managed average interest-bearing liabilities. Also, the increase in lower yielding average investment securities and money market instruments as a percentage of total managed average interest-earning assets further reduced the managed net interest margin. The net interest margin is reconciled to the managed net interest margin in Table 18 and the reconciliation of the managed net interest margin to the managed net interest margin excluding the change in the estimated value of accrued interest and fees in 2002 is presented in Table 19.

The managed provision for possible credit losses increased $191.0 million or 15.5% to $1.4 billion and $601.0 million or 16.0% to $4.4 billion for the three and nine months ended September 30, 2003, as compared to $1.2 billion and $3.8 billion for the same periods in 2002, respectively. The increase in the managed provision for possible credit losses was primarily the result of increases in the Corporation’s managed net credit losses and managed loans.

Managed other operating income increased $145.6 million or 14.8% to $1.1 billion and $602.7 million or 23.7% to $3.1 billion for the three and nine months ended September 30, 2003, as compared to $980.8 million and $2.5 billion for the same periods in 2002, respectively. Excluding the change in the estimated value of accrued interest and fees in 2002, managed other operating income would have increased $159.6 million or 16.5% and $616.7 million or 24.4% for the three and nine months ended September 30, 2003, respectively. The increase in managed other operating income, excluding the change in the estimated value of accrued interest and fees in 2002, was primarily the result of the net gains from securitization activity, which includes changes in fair value of the interest-only strip receivable and the gains from the sale of loan principal receivables, combined with an increase in credit card fees, insurance income, and interchange income.

Table 18: Reconciliation of the Net Interest Margin Ratio to the Managed Net Interest Margin Ratio (dollars in thousands) (unaudited)
	For the Three Months Ended			For the Three Months Ended
	September 30, 2003			September 30, 2002

	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments (b)	$12,074,322			$7,473,676
Other interest-earning assets	3,946,106			3,891,058
Loan receivables (c)	28,368,268			26,302,196

Total	$44,388,696	$599,999	5.36%	$37,666,930	$482,524	5.08%

Securitization Adjustments:
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	(3,876,800)			(3,829,176)
Securitized loans	82,626,049			75,618,982

Total	$78,749,249	$1,995,019	10.05%	$71,789,806	$1,631,134	9.01%

Managed Net Interest Margin (a):
Investment securities and money market instruments (b)	$12,074,322			$7,473,676
Other interest-earning assets	69,306			61,882
Managed loans	110,994,317			101,921,178

Total	$123,137,945	$2,595,018	8.36%	$109,456,736	$2,113,658	7.66%

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2003			September 30, 2002

	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments (b)	$11,427,683			$7,712,540
Other interest-earning assets	3,868,157			3,901,277
Loan receivables (c)	27,842,337			24,852,400

Total	$43,138,177	$1,735,213	5.38%	$36,466,217	$1,501,167	5.50%

Securitization Adjustments:
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	(3,799,702)			(3,840,129)
Securitized loans	80,719,494			73,931,586

Total	$76,919,792	$5,827,853	10.13%	$70,091,457	$5,191,324	9.90%

Managed Net Interest Margin (a):
Investment securities and money market instruments (b)	$11,427,683			$7,712,540
Other interest-earning assets	68,455			61,148
Managed loans	108,561,831			98,783,986

Total	$120,057,969	$7,563,066	8.42%	$106,557,674	$6,692,491	8.40%

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended September 30, 2003, and 2002 was $87 and $253, respectively. The fully taxable equivalent adjustment for the nine months ended September 30, 2003, and 2002 was $537 and $803, respectively.

(b) For purposes of comparability, certain prior period amounts have been reclassified.
(c) Loan receivables include loans held for securitization and the loan portfolio.

Table 19 reconciles the net and managed interest margin ratios to the net and managed net interest margin ratios excluding the change in the estimated value of accrued interest and fees in 2002.

Table 19: Reconciliation of the As Reported Net and Managed Net Interest Margin Ratios to the Net and Managed
                   Net Interest Margin Ratios Excluding Excluding the Change in the Estimated Value of Accrued Interest
                   and Fees in 2002
                   (dollars in thousands) (unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2002
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
As Reported

Net Interest Margin (a):
Investment securities and money market instruments (b)	$7,473,676			$7,712,540
Other interest-earning assets	3,891,058			3,901,277
Loan receivables (c)	26,302,196			24,852,400

Total	$37,666,930	$482,524	5.08%	$36,466,217	$1,501,167	5.50%

Securitization Adjustments:
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	(3,829,176)			(3,840,129)
Securitized loans	75,618,982			73,931,586

Total	$71,789,806	$1,631,134	9.01%	$70,091,457	$5,191,324	9.90%

Managed Net Interest Margin (a):
Investment securities and money market instruments (b)	$7,473,676			$7,712,540
Other interest-earning assets	61,882			61,148
Managed loans	101,921,178			98,783,986

Total	$109,456,736	$2,113,658	7.66%	$106,557,674	$6,692,491	8.40%

Impact of the Change in the Estimated
Value of Accrued Interest and Fees

Net Interest Margin (a):
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	1,870			630
Loan receivables (c)	940			317

Total	$2,810	$66,278		$947	$66,278

Securitization Adjustments:
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	(1,870)			(630)
Securitized loans	3,045			1,026

Total	$1,175	$211,383		$396	$211,383

Managed Net Interest Margin (a):
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	-			-
Managed loans	3,985			1,343

Total	$3,985	$277,661		$1,343	$277,661

Table 19: Reconciliation of the Net and Managed Net Interest Margin Ratios to the Net and Managed
                    Net Interest Margin Ratios Excluding the Change in the Estimated Value of Accrued Interest
                    and Fees in 2002- Continued
                    (dollars in thousands) (unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2002
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Excluding the Change in the Estimated Value of Accrued Interest and Fees

Net Interest Margin (a):
Investment securities and money market instruments (b)	$7,473,676			$7,712,540
Other interest-earning assets	3,892,928			3,901,907
Loan receivables (c)	26,303,136			24,852,717

Total	$37,669,740	$548,802	5.78%	$36,467,164	$1,567,445	5.75%

Securitization Adjustments:
Investment securities and money market instruments (b)	$-			$-
Other interest-earning assets	(3,831,046)			(3,840,759)
Securitized loans	75,622,027			73,932,612

Total	$71,790,981	$1,842,517	10.18%	$70,091,853	$5,402,707	10.31%

Managed Net Interest Margin (a):
Investment securities and money market instruments (b)	$7,473,676			$7,712,540
Other interest-earning assets	61,882			61,148
Managed loans	101,925,163			98,785,329

Total	$109,460,721	$2,391,319	8.67%	$106,559,017	$6,970,152	8.75%

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three and nine months ended September 30, 2002 was $253 and $803, respectively.

(b) For purposes of comparability, certain prior period amounts have been reclassified.
(c) Loan receivables include loans held for securitization and the loan portfolio.

Securitization Transaction Activity

During the nine months ended September 30, 2003, the Corporation securitized credit card loan principal receivables totaling $10.2 billion, including the securitization of £750.0 million (approximately $1.2 billion) by MBNA Europe and CAD$350.0 million (approximately $256.2 million) by MBNA Canada. The total amount of securitized loans was $83.9 billion or 74.4% of managed loans at September 30, 2003, compared to $78.5 billion or 73.2% at December 31, 2002. The total amount of securitized domestic credit card loans was 82.7% of managed domestic credit card loans at September 30, 2003, as compared to 80.4% at December 31, 2002. Securitized domestic other consumer loans were 48.0% of managed domestic other consumer loans at September 30, 2003, as compared to 47.3% at December 31, 2002. Securitized foreign loans were 55.6% of managed foreign loans at September 30, 2003, as compared to 56.8% at December 31, 2002.

During the three and nine months ended September 30, 2003, there was an increase of $1.3 billion and $5.4 billion, respectively, in the Corporation's loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. The Corporation's loan portfolio is expected to increase an additional $3.1 billion during the remainder of 2003 as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. This amount is based upon the estimated maturity of outstanding securitization transactions and does not include any future securitization activity.

 Table 20 presents the Corporation’s securitized loans distribution.

Table 20: Securitized Loans Distribution
(dollars in thousands) (unaudited)
	September 30,	December 31,
	2003	2002

Securitized Loans
Domestic:
Credit card	$67,638,042	$63,886,876
Other consumer	5,672,566	5,677,908

Total domestic securitized loans	73,310,608	69,564,784
Foreign:
Credit card	10,629,379	8,966,550

Total securitized loans	$83,939,987	$78,531,334

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

Table 21 presents summarized yields for each trust for the three month period ended September 30, 2003. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, the securitizations will begin to amortize earlier than their scheduled contractual maturity date.

Table 21: Securitization Trust Yields in Excess of Minimum Yield Data (a)
(dollars in thousands) (unaudited)
			For the Three Months Ended September 30, 2003

					Yield in Excess of Minimum Yield (a)

	Investor Principal	Number of Series in Trust	Average Annualized Yield	Average Minimum Yield	Weighted Average	Series Range

						High	Low
MBNA Master Credit Card Trust II (b)	$33,000,757	45	17.53%	9.29%	8.24%	8.54%	7.40%
UK Receivables Trust	3,833,344	8	19.40	10.83	8.57	9.63	5.90
Gloucester Credit Card Trust	2,448,699	9	19.65	10.17	9.48	9.99	9.03
MBNA Master Consumer Loan Trust	5,560,278	3	(c)	(c)	(c)	(c)	(c)
MBNA Triple A Master Trust	2,000,000	2	17.39	9.15	8.24	8.25	8.24
MBNA Credit Card Master Note Trust (d)	30,344,785	56	17.59	9.27	8.32	8.32	8.32
UK Receivables Trust II	4,167,882	6	18.01	10.72	7.29	7.56	5.59
Multiple Asset Note Trust	1,000,000	2	18.17	10.03	8.14	8.92	7.36

(a) The Yield in Excess of Minimum Yield represents the trust’s average annualized yield less its average minimum yield.
(b) The MBNA Master Credit Card Trust II yields exclude a series that was in its accumulation period.
(c) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from Table 21.

(d) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the
       MBNAseries, MBNA Credit Card Master Note Trust issues specific classes of notes which contribute on a prorated basis to the calculation of  the average yield in excess of minimum yield. This average yield in excess of minimum yield impacts the distribution of  principal to investors of all classes within the
       MBNAseries.

Liquidity And Rate Sensitivity

The Corporation seeks to maintain prudent levels of liquidity, interest rate, and foreign currency exchange rate risk.

Liquidity Management

Liquidity management is the process by which the Corporation manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations mature, debt and deposits mature, and payments on other obligations are made. Because the characteristics of the Corporation’s assets and liabilities change, liquidity management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations, and other assets and liabilities. Table 22 provides a summary of the Corporation’s estimated liquidity requirements at September 30, 2003.

Table 22: Summary of Estimated Liquidity Requirements
(dollars in thousands) (unaudited)

	Estimated Liquidity Requirements
	at September 30, 2003

	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Deposits	$20,048,960	$8,630,197	$3,533,692	$8,262	$32,221,111
Short-term borrowings	1,201,268	-	-	-	1,201,268
Long-term debt and bank notes (par value)	1,735,449	2,841,738	2,929,424	3,981,884	11,488,495
Securitized loans (investor principal)	12,526,939	27,878,726	25,697,034	16,253,046	82,355,745
Minimum rental payments under noncancelable operating leases	23,903	23,542	1,805	143	49,393

Total estimated liquidity requirements	$35,536,519	$39,374,203	$32,161,955	$20,243,335	$127,316,012

The Corporation estimates that it will have $35.5 billion in liquidity requirements within the next year. These requirements include $20.0 billion in deposits that will mature and $12.5 billion related to certain securitization transactions that will enter their scheduled maturity period. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature. Therefore, the Corporation anticipates the net cash outflow related to deposits within the next year will be significantly less than reported above.

At September 30, 2003, the Corporation funded 74.4% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during the remainder of 2003. The consumer asset-backed securitization market in the United States exceeded $1.6 trillion at September 30, 2003, with approximately $320 billion of asset-backed securities issued during the nine months ended September 30, 2003. An additional $150 billion of consumer asset-backed securities were issued in European markets during the nine months ended September 30, 2003. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation’s position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation’s loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation’s current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation’s cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Corporation’s consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources.

In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation’s statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the nine months ended September 30, 2003, the Corporation issued 24.0 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 24.0 million common shares for $488.8 million. The Corporation received $205.2 million in proceeds from the exercise of stock options for the nine months ended September 30, 2003.

In the third quarter of 2003, the Corporation issued 50.0 million shares of its common stock in a public offering for approximately $1.1 billion, net of issuance costs. The shares were issued under the Corporation’s existing shelf registration statement. The Corporation used the proceeds to repurchase the same number of shares at the same price from the estate of the Corporation’s former Chairman and Chief Executive Officer.  The estate has the right to cause the sale of shares through a registration rights agreement entered into in 1991 at the time of the Corporation's initial public offering.  The issuance and repurchase were done to satisfy the Corporation's obligation related to the sale of shares by the estate.  The sale and repurchase of common stock did not impact total common stock outstanding or capital levels.

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

Total deposits increased $1.6 billion or 5.2% to $32.2 billion at September 30, 2003, as compared to $30.6 billion at December 31, 2002. The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources.

Table 23 provides the maturities of the Corporation's deposits at September 30, 2003.

Table 23: Maturities of Deposits at September 30, 2003
(dollars in thousands) (unaudited)

	Direct Deposits	Other Deposits	Total Deposits

One year or less	$17,275,613	$2,773,347	$20,048,960
Over one year through two years	3,882,883	1,877,848	5,760,731
Over two years through three years	1,600,197	1,269,269	2,869,466
Over three years through four years	1,320,417	1,071,415	2,391,832
Over four years through five years	979,407	162,453	1,141,860
Over five years	8,262	-	8,262

Total deposits	$25,066,779	$7,154,332	$32,221,111

Direct deposits are deposits marketed to and received from individual Customers without the use of a third-party intermediary. Included in the Corporation’s direct deposits at September 30, 2003, and December 31, 2002, were noninterest-bearing deposits of $2.5 billion and $915.7 million, representing 7.8% and 3.0% of total deposits, respectively. The increase in noninterest-bearing deposits was a result of the change in the timing of the remittance of principal collections on securitized loans to the trust. Since the second quarter of 2003, the Corporation is no longer obligated to transfer principal collections to the Corporation’s primary domestic credit card trust on a daily basis. These funds are now retained on behalf of the trust by the Corporation until remittance on a monthly basis.  The Corporation also had interest-bearing direct deposits at September 30, 2003 of $22.6 billion which was relatively unchanged from December 31, 2002 as the Corporation determined it had adequate liquidity from other sources to meet its funding needs.

Other deposits are deposits generally obtained through the use of a third-party intermediary. Included in the Corporation’s other deposits at September 30, 2003, and December 31, 2002, were brokered deposits of $7.2 billion and $8.3 billion, representing 22.2% and 27.1% of total deposits, respectively. If any of the brokered deposits are not renewed at maturity, the funding they provide could be replaced by funds from maturing investment securities and money market instruments or other funding sources to fund increases in its loan receivables and meet the Corporation's other liquidity needs. During 2003, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At September 30, 2003, the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

The Corporation held $4.2 billion of investment securities and $7.4 billion of money market instruments at September 30, 2003, compared to $4.1 billion of investment securities and $5.3 billion in money market instruments at December 31, 2002. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities at September 30, 2003, $1.6 billion are anticipated to mature within 12 months. The Corporation’s investment securities available-

for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $3.9 billion at September 30, 2003, and $3.7 billion at December 31, 2002. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation’s funding requirements. Money market instruments increased at September 30, 2003, from December 31, 2002, to provide liquidity to support portfolio acquisition activity and to support anticipated loan growth. Also, during the nine months ended September 30, 2003, the Corporation increased its liquidity position in anticipation of possible market disruptions due to uncertainty created by world events. Estimated maturities of the Corporation’s investment securities are presented in Table 24.

Table 24: Summary of Investment Securities at September 30, 2003
(dollars in thousands) (unaudited)

	Estimated Maturity

	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value

Available-for-Sale
U.S. Treasury and other U.S. government agencies obligations	$1,058,113	$814,605	$-	$-	$1,872,718	$1,860,795	$1,872,718
State and political subdivisions of the United States	105,465	-	-	-	105,465	105,465	105,465
Asset-backed and other securities	465,261	1,380,110	59,704	801	1,905,876	1,901,259	1,905,876

Total investment securities available- for-sale	$1,628,839	$2,194,715	$59,704	$801	$3,884,059	$3,867,519	$3,884,059

Held-to-Maturity
U.S. Treasury and other U.S. government agencies obligations	$-	$-	$-	$346,775	$346,775	$346,775	$351,577
State and political subdivisions of the United States	135	-	649	5,902	6,686	6,686	6,896
Asset-backed and other securities	-	1,000	-	9,670	10,670	10,670	10,604

Total investment securities held-to- maturity	$135	$1,000	$649	$362,347	$364,131	$364,131	$369,077

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

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at September 30, 2003, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $63 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $63 million in projected net income during the next 12 months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 2003, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $172 million as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

Regulatory Matters

Interchange Income

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as a compensation for risk, grace period, and other operating costs.  After a lengthy investigation by U.K. regulators of MasterCard interchange rates in the U.K., the regulators issued updated preliminary conclusions on February 11, 2003, finding that the interchange fee paid by merchant acquirers to MasterCard card issuers in the U.K. is anti-competitive and that the agreement between MasterCard’s U.K. members for interchange leads to an unjustifiably high fee being paid to card-issuing banks. A hearing was held on May 21, 2003, and the regulator’s ruling is pending. The ruling may be appealed and the timing of a final ruling is uncertain. Similar regulatory action could be taken against VISA interchange rates in the U.K.  In 2002, in response to European Union regulatory action, VISA agreed to reduce its interchange fee on transactions across country lines within the European Union, and in line with this reduction in October 2003, VISA reduced its interchange fee on transactions in the U.K.  The Corporation cannot predict if or when interchange rates in the U.K. could be reduced, although the Corporation does not expect any changes to have a material impact on the Corporation in 2003. Any potential impact could also vary based on business strategies or other actions the Corporation will take to attempt to limit the impact.

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

In August 2003, an advance notice of proposed rulemaking was published by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision (collectively “the Agencies”). The advance notice of proposed rulemaking was titled “Risk-Based Capital Guidelines; Implementation of New Basel Capital Accord; Internal Ratings-Based Systems for Corporate Credit and Operational Risk Advanced Measurement Approaches for Regulatory Capital; Proposed Rule and Notice” (“Proposed Regulatory Guidance”). The Proposed Regulatory Guidance sets forth for industry comment the Agencies’ views on a proposed framework for implementing the New Basel Capital Accord in the United States. In particular, this proposed Regulatory Guidance describes significant elements of the Advanced Internal Ratings-Based approach for credit risk and the Advanced Measurement Approaches for operational risk. The Agencies have determined that the advanced risk and capital measurement methodologies of the new accord will be applied on a mandatory basis for large, internationally active banking organizations. Institutions subject to the mandatory application of the advanced approaches would be those institutions with total banking assets of $250 billion or more or those institutions, such as the Corporation, with total on-balance-sheet foreign exposure of $10 billion or more.

It is not clear whether and in what manner the proposed new accord will be adopted by U.S. bank regulators with respect to banking organizations that they supervise and regulate. Adoption of the proposed new accord could lower capital ratios for U.S. banking organizations, such as the Corporation’s banking subsidiaries, due in part to a new capital charge for operational risk and to the final treatment of certain credit risk exposures in calculating regulatory capital.

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

Legal And Regulatory

The banking and consumer credit industry is subject to extensive regulation and examination in the U.S., both at the federal and state level, and in other countries in which the Corporation does business. Changes in laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact the Corporation’s performance. In recent years, changes in consumer protection and privacy laws and in policies and regulatory guidance issued by banking regulators, and affecting credit card and consumer lending in particular, have had a significant impact on the Corporation and are likely to continue to do so in the future. The Corporation cannot predict the impact of these changes. The impact of changes in bank regulatory guidance is particularly difficult to assess as the guidance in recent years has provided, and is likely to continue to provide, considerable discretion to bank regulators in interpreting how the guidance should be applied generally or to particular financial institutions. In addition, the Corporation could incur unanticipated litigation or compliance costs.

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

Availability Of Funding And Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environments governing securitizations could adversely affect the Corporation. See “Liquidity Management” for a discussion of the Corporation’s liquidity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Index of Exhibits

Exhibit	Description of Exhibit

10.1	Supplemental Executive Insurance Plan

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

b. Reports on Form 8-K

1. Report dated July 2, 2003, reporting the securitization of $100.0 million of credit card loan receivables by MBNA
America Bank, N.A.

2. Report dated July 8, 2003, reporting the securitization of $650.0 million of credit card loan receivables by MBNA
America Bank, N.A.

3. Report dated July 23, 2003, reporting the securitization of £250.0 million of credit card loan receivables by
MBNA Europe Bank Limited.

4. Report dated July 24, 2003, reporting MBNA Corporation’s earnings release for the second quarter of 2003.

5. Report dated July 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for July 2003.

6. Report dated July 30, 2003, reporting the securitization of $250.0 million of credit card loan receivables by MBNA
America Bank, N.A.

7. Report dated August 5, 2003, reporting the securitization of $750.0 million of credit card loan receivables by MBNA
America Bank, N.A.

8. Report dated August 15, 2003, reporting the sale and repurchase of 50 million shares of MBNA Corporation’s common stock.

9. Report dated August 20, 2003, reporting the securitization of $200.0 million of credit card loan receivables by MBNA America Bank, N.A.

10. Report dated August 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for August 2003.

11. Report dated September 24, 2003, reporting the securitization of $1.1 billion of credit card loan receivables by MBNA America Bank, N.A.

12. Report dated September 30, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for September 2003.

13. Report dated October 2, 2003, reporting the securitization of CAD$500.0 million of credit card loan receivables by MBNA Canada Bank.

14. Report dated October 2, 2003, reporting the securitization of $150.0 million of credit card loan receivables by MBNA America Bank, N.A.

15. Report dated October 15, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

16. Report dated October 16, 2003, reporting MBNA Corporation’s earnings release for the third quarter of 2003.

17. Report dated November 5, 2003, reporting the securitization of $100.0 million of credit card loan receivables by MBNA America Bank N.A.

18. Report dated November 6, 2003, reporting the securitization of €706.0 million of credit card loan receivables by MBNA Europe Bank Limited.

19. Report dated November 6, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MBNA Corporation

Date: November 14, 2003	/s/	Vernon H.C. Wright
Vernon H.C. Wright
Chief Financial Officer

