Form 10-K
period 2003-12-31
MBNA CORP
filed 2004-03-15
CIK 870517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

      For the Fiscal Year Ended December 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark, whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

      As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant’s common stock as reported on the New York Stock Exchange was $22,521,573,244. As of March 1, 2004, there were outstanding 1,277,671,875 shares of common stock, par value $.01 per share, which is the only class of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2003 Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II, and IV. Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2004 (“Definitive Proxy Statement”) are incorporated by reference into Parts II and III.

PART I
ITEM 1. BUSINESS
Overview
Products and Services
Marketing
Credit
Risk Control
Collection
Operations
Internet and Technology
Terms and Conditions
International
Regulatory Matters
Competition
Employees
Important Factors Regarding Forward-Looking Statements
Available Information
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Fourth Supplemental Trust Deed, dated 5/8/2003
Executive Non-Compete Agreement
Amended & Restated Employment & Retirement Agmt.
Change of Control Agreement
Computation of Ratio of Earnings
2002 Annual Report to Stockholders
Subsidiaries of the Corporation
Consent of Independent Auditors
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

MBNA CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

      MBNA Corporation (the “Corporation”), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (the “Bank”), a national bank organized in January 1991 as the successor to a national bank formed in 1982 and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited (“MBNA Europe”) formed in 1993 with its headquarters in the U.K. and MBNA Canada Bank (“MBNA Canada”) formed in 1997. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of endorsed credit cards, marketed primarily to members of associations and customers of financial institutions and other organizations. In addition to its credit card lending, the Corporation makes other consumer loans, including installment and revolving unsecured loan products, and offers insurance and deposit products. The Corporation is the parent of MBNA America (Delaware), N.A. (“MBNA Delaware”), a national bank that offers mortgage loans, aircraft loans and business loan products.

      The Corporation conducts its business in Europe through MBNA Europe and in Canada through MBNA Canada using substantially the same business strategy and operating methods in its international activities as it does in the U.S., with adjustments for local regulation and custom.

Products and Services

Credit Cards

      The Corporation offers standard, gold, and Platinum Plus personal and business credit cards and customizes them for thousands of endorsed affinity programs and for programs under its own brand name. In addition, the Corporation offers Customers even more customized, high-end credit card products such as the Quantum card. The Corporation’s card programs offer a variety of benefits and features based on the type of endorsing organization and need of the Customer. These benefits and features include competitive interest rates, group-specific enhancements, rewards (including the World Points rewards program), and compensation to the endorsing organization based on the cardholder’s usage. The Corporation’s approach to marketing and underwriting enables it to offer higher initial credit lines to applicants and periodic credit-line increases to existing Customers, resulting in higher usage and average account balances.

      The Corporation’s credit cards are currently offered under either the MasterCard or Visa brand name and network. MasterCard and Visa offer the Corporation account generation and transaction volume incentives in order to promote their respective brands. In addition, in connection with the Corporation’s co-branding arrangements, MasterCard and Visa enter into endorsing arrangements with certain of the Corporation’s co-branding partners. See discussion of co-branding under “Marketing” on pages 2 through 4 below. In January 2004, the Corporation entered into an agreement with American Express to offer its credit cards under the American Express brand and network and intends to begin offering American Express branded cards upon satisfaction of certain conditions contained in the agreement.

Other Consumer Loans

      The Corporation’s other consumer loan products include unsecured lines of credit accessed by check or electronically with either fixed monthly payments or minimum payments similar to credit card accounts. Customers use these products primarily for large purchases or consolidation of other consumer debt. The Corporation markets these products to its existing credit card Customers and to others. In the U.S., the Corporation also offers sales finance accounts, which are unsecured lines of credit marketed to customers of a limited number of retailers and service providers and include instant financing offered at retail points of sale. In 2003, the Corporation began placing less emphasis on the marketing of sales finance accounts. Through MBNA Europe, the Corporation also offers fixed term unsecured loan products with fixed monthly payments.

      The Corporation offers specialty finance products, including mortgage and aircraft loans, to consumers in the U.S. through MBNA Delaware and unsecured lines of credit to small businesses through the Bank. The Corporation’s mortgage loans primarily consist of home equity loans offered as a debt consolidation tool. The mortgage loans also include purchase money and refinance loans. The Corporation’s mortgage loans are offered primarily to the Corporation’s credit card and other consumer loan Customers. The Corporation originates and then sells the mortgage loans to third parties. The Corporation does not service any mortgage loans.

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

Business Lending Products

      The Corporation offers business lending products in the U.S. (through MBNA Delaware), the U.K., and Canada. The Corporation’s business lending products include general purpose business credit cards marketed primarily to small businesses, and purchasing and corporate cards for small and larger businesses for business, travel and corporate purchasing.

Insurance

      The Corporation offers credit protection products to credit card and other consumer loan Customers of the Bank, and markets credit insurance to Customers of MBNA Europe and MBNA Canada. In addition, the Corporation markets credit-related life and disability insurance to Customers whose accounts have been acquired from other lenders. These insurance and credit protection products are marketed only to the Corporation’s loan Customers, and only in conjunction with their loan accounts with the Corporation and not any other loan accounts. A third-party vendor manages aspects of the sale, retention and administration of certain of these products. Customer acceptance of these products generally has been higher in the U.K. than in the U.S. and, as a result, these products have accounted for a higher proportion of U.K. revenue than U.S. revenue.

Insurance Finance

      In January 2004, MBNA Europe acquired Premium Credit Limited, an independent premium finance company in the U.K. Premium Credit makes loans to businesses, including professionals and small business owners, to pay premiums on property, general liability, and other types of insurance. Premium Credit also provides loans to retail consumers for financing of premiums on insurance products. Premium Credit generates these loans through its relationships with a network of insurance companies, agents, and brokers. At year-end 2003, Premium Credit had £814 million (approximately $1.5 billion) in outstanding loans.

Marketing

      The Corporation markets its products primarily through endorsements from associations, financial institutions, commercial firms, and others. The Corporation directs its marketing efforts primarily to members and customers of these endorsing organizations, and to targeted lists of people with a strong common interest. The Corporation is the recognized leader in endorsed marketing, with endorsements from thousands of organizations and businesses, including professional associations, financial institutions, colleges and universities, sports teams, and major retailers.

      The Corporation generally customizes marketing programs for an endorsing organization in order to attract the organization’s members or customers to the Corporation’s products. For example, credit cards issued to the organization’s members or customers usually carry custom graphics and the name and logo of the endorsing organization.

      The Corporation’s endorsing relationships with commercial firms, including professional sports teams and retailers, include co-branded cards and typically include incentives for Customers to purchase services or merchandise from the co-branding firm. In the U.S., the Corporation also markets sales finance accounts to finance purchases through a limited number of retailers or service providers.

      Under the Corporation’s agreements with endorsing organizations, the Corporation makes royalty payments to the endorsing organizations who grant the Corporation the exclusive right to market the Corporation’s products to the organization’s members or customers and provide their endorsements and mailing lists. Some organizations, such as financial institutions, also market the Corporation’s products to their members or customers. The endorsing agreements generally have a term of five years. The royalty payments the Corporation pays to the endorsing organizations typically include payments based on the number of new accounts, activation, and revenue sharing (for example, a percentage of sales volume on accounts). In some cases the Corporation advances future compensation to the organization.

      The Corporation provides rewards points based on spending volumes to certain Customers, who may include members or customers of the endorsing organizations. The Customers may redeem the rewards points for cash, merchandise, or services. In some cases the Corporation is responsible for the cost of the rewards points and in other cases the endorsing organization is responsible for the cost of the rewards points. In some cases the Corporation pays the endorsing organization a portion of the cost of the rewards points when the endorsing organization is responsible for them. See “Royalties to Endorsing Organizations” in Note 3 on page 73 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference.

      The Corporation primarily uses direct mail, point of sale, event marketing, telesales, and Internet marketing to market its credit cards and other products. Each year, the Corporation develops numerous different marketing campaigns, customized for the Corporation’s endorsing organizations, generating millions of direct mail pieces designed to add accounts and promote account usage. The Corporation’s in-house advertising agency designs custom graphics for credit cards and prepares direct mail programs and advertisements. The Corporation conducts Internet marketing through a combination of banner, e-mail, search engine, and other advertisements.

      In addition, the Corporation’s marketing activities include efforts to retain profitable accounts and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through access check mailings, balance transfer incentives and purchase reward programs.

      The Corporation selectively purchases credit card, other consumer loan, and business loan portfolios from other financial institutions. Generally, the Corporation purchases portfolios when it can also obtain ongoing endorsing arrangements from the seller or from the portfolio’s existing endorsing organizations. See “Loan Receivables” on pages 26 through 29 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference, for the amount of the Corporation’s portfolio purchases.

      The Corporation conducts marketing activities through regional and international offices. These regional and international offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers, and assess the competitive environment. In the U.S., MBNA Marketing Systems, Inc. (“MBNA Marketing Systems”), a subsidiary of the Bank, has regional offices in Maine, Ohio, Texas, Maryland, Georgia, New Jersey, California, and New York. MBNA Europe has its headquarters in Chester, England and offices in London, England and Dublin, Ireland. In 2002, MBNA Europe opened a new branch in Las Rozas, Spain and began marketing in Spain. MBNA Ireland Limited has offices in Carrick-on-Shannon, Ireland. MBNA Canada has its headquarters in Ottawa, Ontario and a sales and marketing office in Montreal, Quebec.

      MBNA Marketing Systems has 16 telesales facilities in 10 states. As of December 31, 2003, it employed approximately 3,300 people in telesales, the majority of whom worked part-time. The telesales organization generates new accounts by calling prospects obtained from membership or customer lists of endorsing organizations and other prospect lists and calls existing Customers to market products.

      In 2003, through telesales to new Customers, the Corporation added approximately 15% of its new accounts in the U.S. and 6.4% of its new accounts in the U.K., Ireland, and Spain (excluding accounts acquired through portfolio acquisitions). In recent periods the Corporation has begun to rely less on telesales in the U.S. In future periods, the Corporation expects to continue to rely less on telesales in the U.S. and more on other marketing channels, such as the Internet, point of sale, and event marketing, because of changing consumer attitudes and acceptance of telesales and federal and state regulatory initiatives such as do-not-call lists that restrict telesales. See “Regulatory Matters — Telemarketing Regulation” on page 13.

Credit

      The credit risk of lending to each Customer is evaluated through the combination of human judgment and the application of various credit scoring models and other statistical techniques. In making a credit determination, the Corporation considers an applicant’s capacity and willingness to repay, stability and other factors. Important information in performing this credit assessment includes an applicant’s income, debt-to-income levels, residence and employment stability, the rate at which new credit is being acquired, and the manner in which the applicant has handled the repayment of previously granted credit. An applicant who has favorable credit capacity and credit history characteristics is more likely to be approved and to receive a relatively higher credit line assignment. Favorable characteristics include low debt-to-income levels, a long history of steady employment, and little or no history of delinquent payments on other debt.

      The Corporation develops credit scoring models to evaluate common applicant characteristics and their correlation to credit risk and utilizes such models in making credit assessments. The scoring models use the information available in the Customer’s application and credit report to provide a general indication of the applicant’s credit risk. Periodically, the scoring models are validated and, if necessary, realigned to maintain their accuracy and reliability.

      In 2003, less than half of the credit applications received by the Corporation were approved. A significant percentage of credit applications that present high risk are declined through an automated decisioning process. Most decisions to approve a credit application are made by credit analysts who consider the credit factors described above and assign credit lines based upon this assessment. Credit analysts are encouraged to call applicants when they believe additional information, such as an explanation of delinquencies or debt levels, may assist the analyst in making the appropriate credit decision. Credit analysts undergo a comprehensive education program that focuses on evaluating an applicant’s creditworthiness.

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

      Some credit applications that present low risk are approved through an automated decisioning process. In addition, credit applications for certain of the Corporation’s accounts are decisioned through an automated system in order to provide instant financing for Customers’ purchases with retailers or service providers.

      Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation’s Portfolio Risk Management division independently reviews selected applications to ensure quality and consistency.

      Prior to acquiring a portfolio of loans, the Corporation reviews the historical performance and seasoning of the portfolio (including the portfolio’s delinquency and loss characteristics, average balances, attrition rates, yields and collection performance) and reviews the account management and underwriting policies and procedures of the financial institution selling the loan portfolio. Accounts that have been purchased by the

Corporation were originally opened using criteria established by financial institutions other than the Corporation and may not have been subject to the same level of credit review as accounts originated by the Corporation. Once these accounts have been purchased and transferred to the Corporation for servicing, they are generally managed in accordance with the same policies and procedures as accounts originated by the Corporation.

Risk Control

      The Corporation manages risk at the Customer level through sophisticated analytical techniques combined with regular judgmental review. Transactions are evaluated at the point of sale, where risk levels are balanced with profitability and Customer satisfaction. In addition, Customers showing signs of financial stress are periodically reviewed, a process which includes an examination of the Customer’s credit file, the Customer’s behavior with the Corporation’s accounts, and many times a phone call for clarification of the situation. As a result of these reviews, the Corporation may block use of accounts, reduce credit lines on certain accounts, and increase the annual percentage rates on certain accounts (generally after giving the Customer an opportunity to reject the rate increase, unless the increase was triggered by an event set out in the credit agreement).

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

Collection

      The Corporation’s collection philosophy is to work with each Customer with a past due account at an early stage of delinquency in a persistent yet professional manner. The Corporation employs several computerized systems to assist in the collection of past due accounts. These systems analyze each Customer’s purchase and repayment habits, and select accounts for initial contact with the objective of contacting the highest risk accounts first. Customers who are experiencing significant financial problems and who may consider filing for bankruptcy are referred to specialists who offer alternative payment programs to bankruptcy, including debt counseling, reduced interest rates, and fixed payment arrangements.

      The Corporation works with Customers continually at each stage of delinquency. The Corporation’s policy is to charge off open-end delinquent retail loans by the end of the month in which the account becomes 180 days contractually past due and closed-end delinquent retail loans by the end of the month in which they become 120 days contractually past due. Delinquent bankrupt accounts are charged off the end of the second calendar month following receipt of notification of filing from the applicable court, but not later than the applicable 180-day or 120-day timeframes described above. Accounts of deceased Customers are charged off when the loss is determined, but not later than the applicable 180-day or 120-day timeframes described above. Fraudulent accounts are charged off the end of the calendar month of the 90th day after identifying the account as fraudulent, but not later than the applicable 180-day or 120-day timeframes described above. Accounts failing to make a payment within charge-off policy timeframes are written off. Managers may on an exception basis defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all such exceptions to charge-off. If an account has been charged-off, it may be sold to a third party or retained by the Corporation for recovery.

      A Customer account may be re-aged to remove existing delinquency. Generally, the intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties and have demonstrated both the ability and willingness to resume regular payments, but may be unable to pay the entire past due amount. To qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a 5-year period. To qualify for re-aging, the Customer must also have made three regular minimum monthly payments within the last 90 days. In addition, the Corporation may re-age the account of a Customer who is experiencing long-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a 5-year period and must meet the qualifications for re-ages described above, except that the Customer’s three consecutive minimum monthly payments may be based on the modified terms and conditions applied to the account. The Corporation’s senior management and the Corporation’s Loan Review Department approve all re-age strategies. Re-ages can have the effect of delaying charge-offs. For a discussion on the amount of re-ages and their impact, see “Loan Quality – Re-aged Loans” on page 42 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference.

Operations

      Account processing services performed by MBNA Technology, Inc. (“MBNA Technology”), a wholly-owned subsidiary of the Bank, include data processing, payment processing, statement rendering, card production and network services. MBNA Technology’s data network provides an interface to MasterCard and Visa for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at MBNA Technology’s facilities in Dallas, Texas, and Newark, Delaware. MBNA Technology generates and mails monthly statements to Customers summarizing account activity and processes Customer payments. Third-party vendors provide data processing and print and mail services in the U.K. and account processing services for the Corporation’s U.S. business card products. The Corporation depends on the continued availability and reliability of the MasterCard and Visa networks to provide for the exchange of financial information and funds between merchants and the Corporation.

Internet and Technology

      The Corporation offers several Internet-based products and services, including real-time online account access, credit card and consumer loan online applications, deposit products information, online balance transfers, and online shopping and security features.

      The Corporation uses sophisticated systems and technology in all aspects of its business operations to enhance Customer service and improve efficiency. These systems include marketing databases, advanced telecommunications networks to support Customer service and telesales, a credit decisioning system which processes credit card applications with on-line credit bureaus to support credit, neural networks to identify and prevent fraud, and selective statement insertion to customize communications with Customers. These systems enable the Corporation to implement customized marketing and service strategies for endorsing organizations. The Corporation relies primarily on internal development of technology solutions to ensure the flexibility, quality, and responsiveness of computer and telecommunication systems needed in its business.

      In 2004, the Corporation expects to complete a multi-phase project, begun in 2002, extending the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland, which currently relies on third-party vendors for such information systems. MBNA Canada already uses this system. The project will provide standardization of systems, appropriate infrastructure for an “internationalized” technical platform and systems enhancements for the MBNA Europe processing environment.

Terms and Conditions

      Each Customer and the Corporation enter into an agreement setting forth the terms and conditions of the Customer’s account. The Corporation reserves the right to add or change any terms, conditions, services or features of its accounts at any time, including increasing or decreasing periodic finance charges, other charges, and minimum payment terms. The Customer agreement generally provides that the Corporation may apply such changes, when applicable, to current outstanding balances as well as to future transactions. In the U.S., the Customer can avoid a rate increase by notifying the Corporation and then no longer using the account, unless the increase was triggered by an event set out in the agreement. In some cases the Corporation will initiate a change in terms only after the Customer has accepted the change, such as by continued use of the account after notice.

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

      The Corporation offers fixed and variable rates on accounts and also offers temporary promotional rates. In the U.S., variable rates are offered at a percentage rate tied to the U.S. prime rate published in The Wall Street Journal. See “Interest Rate Sensitivity” on pages 57 though 58 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference, for further discussion of the interest rates on the Corporation’s accounts.

      The Corporation assesses annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees earned on the Corporation’s credit card and other consumer loans in accordance with each Customer’s account agreement.

International

      The Corporation’s international activities are performed primarily through the Bank’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada. See “Note 28: Foreign Activities” on page 94 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference, for certain financial information on the Corporation’s international activities. The Corporation has been marketing credit card products through MBNA Europe since 1993 and through MBNA Canada since 1997. MBNA Europe and MBNA Canada also offer other consumer loan products. The Corporation uses substantially the same business strategy and operating methods in its international activities as in the U.S. Although MBNA Europe relies on third party vendors for some processing functions, it uses substantially the same processes as are used in the U.S.

Regulatory Matters

      The earnings of the Bank and the Corporation are affected by general economic conditions, monetary policies and the actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”). In addition, numerous federal and state laws and regulations affect the activities of the Corporation. This regulatory framework is intended primarily for the protection of depositors and deposit insurance funds and not for the protection of security holders.

      Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting the Corporation and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes and regulations, as amended, that are described.

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

      The Bank and MBNA Delaware are subject to supervision and examination by the OCC, the banks’ primary regulator. The Bank and MBNA Delaware are insured by, and therefore are subject to the regulations of, the FDIC and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

      MBNA Europe is subject to regulation and supervision by the U.K. Financial Services Authority, the Federal Reserve Board, and the OCC. MBNA Canada is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation, the Federal Reserve Board, and the OCC.

Dividends

      The principal source of funds to the Corporation to pay dividends, interest and principal on debt securities and to meet other obligations is dividends from the Bank. The Bank and MBNA Delaware are subject to limitations on the dividends they may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See “Dividend Limitations” on pages 45 through 46 and Note 25: “Dividend Limitations” on page 92 of the 2003 Annual Report to Stockholders, which are incorporated herein by reference. In addition, the Corporation, the Bank and MBNA Delaware are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Moreover, neither the Bank nor MBNA Delaware may pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Banking regulators have indicated that banking organizations should generally pay dividends only out of current operating earnings.

Intercompany Borrowings and Transactions

      There are various legal restrictions on the extent to which the Corporation and its non-bank subsidiaries may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with, the Bank and MBNA Delaware, the Corporation’s U.S. bank subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and the aggregate of such transactions are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the U.S. bank subsidiary’s capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20% of the U.S. bank subsidiary’s capital stock and surplus.

      Extensions of credit and other transactions between one of the Corporation’s U.S. bank subsidiaries on the one hand, and the Corporation or one of its non-bank subsidiaries on the other, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Corporation’s U.S. bank subsidiary as those prevailing at the time for comparable transactions between the Corporation’s U.S. bank subsidiary and non-affiliated companies.

Capital Requirements

      The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

      Under the risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies, such as the Corporation, and the OCC for national banks, such as the Bank, the minimum requirement for the ratio of total capital (as defined below) to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) is 8%. At least half of the total capital may be comprised of common stockholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock that does not qualify as Tier 1 capital and a limited amount of reserves for possible credit losses (“Tier 2 capital” and together with Tier 1 capital, “Total capital”). In addition, the Federal Reserve Board has adopted a minimum leverage ratio (Tier 1 capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that have the agency’s highest supervisory rating or have implemented the Federal Reserve’s market risk capital measure, and 4% for all other bank holding companies. See “ Capital Adequacy” on page 46 and Note 26: “Capital Adequacy” on page 93 of the 2003 Annual Report to Stockholders, which are incorporated herein by reference. Bank holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

      The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In April 2003, the Basel Committee issued a consultative document for public comment, “The New Basel Capital Accord,” which proposes significant revisions to the current Basel Capital Accord. The proposed new accord would establish a three-part framework for capital adequacy that would include: (1) minimum capital requirements; (2) supervisory review of an institution’s capital adequacy and internal assessment process; and (3) market discipline through increased disclosures regarding capital adequacy.

      In August 2003, an advance notice of proposed rulemaking was published by the Federal Reserve Board, the OCC, the FDIC and the Office of Thrift Supervision (collectively the “Agencies”). The advance notice of proposed rulemaking was titled “Risk-Based Capital Guidelines; Implementation of New Basel Capital Accord; Internal Ratings-Based Systems for Corporate Credit and Operational Risk Advanced Measurement Approaches for Regulatory Capital; Proposed Rule and Notice” (“Proposed Regulatory Guidance”). The Proposed Regulatory Guidance sets forth for industry comment the Agencies’ views on a proposed framework for implementing the New Basel Capital Accord in the United States. In particular, the Proposed Regulatory Guidance describes significant elements of the Advanced Internal Ratings-Based approach for credit risk and the Advanced Measurement Approaches for operational risk. The Agencies have determined that the advanced risk and capital measurement methodologies of the new accord will be applied on a mandatory basis for large, internationally active banking organizations. Institutions subject to the mandatory application of the advanced approaches would be those institutions with total banking assets of $250 billion or more or those institutions, such as the Corporation, with total on-balance-sheet foreign exposure of $10 billion or more.

      The final form of the rules to be adopted by U.S. bank regulators is still to be determined. Adoption of the proposed new accord could lower capital ratios for U.S. banking organizations, such as the Corporation and its banking subsidiaries, due in part to a new capital charge for operational risk and to the final treatment of certain credit risk exposures, including the treatment of credit card loans, unused line amounts and asset securitizations, in calculating regulatory capital.

Corporation Support of Bank

      Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s stockholders and, if any such assessment is not paid, to sell the stock to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to its U.S. bank subsidiaries and to commit resources to support them. Any non-deposit obligation of the Corporation’s U.S. bank subsidiaries to the Corporation is subordinate in right of payment to deposits, and certain obligations of the Corporation’s U.S. bank subsidiaries to the Corporation are subordinate in right of payment to certain other indebtedness of the Corporation’s U.S. bank subsidiaries. In the event of the Corporation’s bankruptcy, any commitment by the Corporation to a federal bank regulatory agency to maintain the capital of its U.S. bank subsidiaries will be assumed by the bankruptcy trustee and entitled to priority of payment.

Prompt Corrective Action

      The Federal Deposit Insurance Act, as amended (the “FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depositary institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

      Under the regulations adopted by the federal regulatory authorities, a bank insured by the FDIC, such as the Bank, will be: (1) “well capitalized” if it has a total capital ratio of 10 percent or greater, a Tier 1 capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (2) “adequately capitalized” if it has a total capital ratio of 8 percent or greater, a Tier 1 capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater (3 percent in certain circumstances) and is not “well capitalized”; (3) “undercapitalized” if it has a total capital ratio of less than 8 percent, a Tier 1 capital ratio of less than 4 percent or a leverage ratio of less than 4 percent (3 percent in certain circumstances); (4) “significantly undercapitalized” if it has a total capital ratio of less than 6 percent, a Tier 1 capital ratio of less than 3 percent or a leverage ratio of less than 3 percent and (5) “critically undercapitalized” if its tangible equity is equal to or less than 2 percent. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. At December 31, 2003, the Bank and MBNA Delaware were each considered “well capitalized”. See Note 26: “Capital Adequacy” on page 93 of the 2003 Annual Report of Stockholders, which is incorporated herein by reference.

      The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized”. “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (1) an amount equal to five percent of the depository institution’s total assets at the time it became undercapitalized and (2) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”.

      “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

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

      FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. As of December 31, 2003 the Bank met the FDIC’s definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be “well capitalized” if it maintains a ratio of Tier 1 capital to risk-adjusted assets of at least 6%, a ratio of Total capital to risk-weighted assets of at least 10% and a leverage ratio of at least 5% and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 2003, the Bank had brokered deposits of $6.5 billion. See “Deposits” on pages 54 through 55 of the 2003 Annual Report of Stockholders, which is incorporated herein by reference, for discussion of brokered deposits.

Deposit Insurance

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

      The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the Financing Corporation will be in addition to the amount, if any, paid for deposit insurance according to the Financing Corporation’s risk-related assessment rate schedules. The Financing Corporation assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current Financing Corporation annual assessment rate is 1.54 cents per $100 of deposits.

Regulation of the Credit Card and Other Consumer Lending Businesses in the U.S.

      The relationship between the Corporation and its Customers in the U.S. is extensively regulated by federal and state consumer protection laws. The Truth in Lending Act requires consumer lenders to make certain disclosures along with their applications (for credit card accounts) and solicitations, upon opening an account and with each periodic statement. The Act also imposes certain substantive requirements and restrictions on lenders and provides Customers with certain rights to dispute unauthorized charges and to have billing errors corrected promptly. Customers are also given the right to have payments promptly credited to their accounts.

      The Equal Credit Opportunity Act prohibits lenders from discriminating in extending credit on certain criteria such as an applicant’s sex, race and marital status. In order to protect borrowers from such discrimination, the Act requires that lenders disclose the reasons they took adverse action against an applicant or a Customer.

      The Fair Credit Reporting Act generally regulates credit reporting agencies, but also imposes some duties on lenders as users of consumer credit reports. For instance, the Act prohibits the use of a consumer credit report by a lender except in connection with a proposed business transaction with the consumer. The Act also requires lenders to notify consumers when taking adverse action based upon information obtained from credit reporting agencies. Portions of the Act pre-empt state law and establish a uniform, national standard for financial institutions using consumer credit reports. In December 2003, provisions of the Act, which would have expired on January 1, 2004, were extended and important aspects of the Act that pre-empted state law were made permanent through the Fair and Accurate Credit Transactions Act of 2003.

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

      The National Bank Act also permits the banks to provide debt cancellation and debt suspension products to their loan customers. In 2002, the OCC adopted new regulations governing the offering of these products by national banks, including requirements to provide written disclosures to consumers and obtain written acknowledgement from consumers of their receipt of such disclosures.

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

      In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, all of its depository institutions must be well capitalized and well managed and it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act.

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

Privacy

      The financial privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide an annual privacy notice to its customers. The Gramm-Leach-Bliley Act permits states to adopt more restrictive privacy laws. A number of U.S. states have adopted or are considering the adoption of more restrictive privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission and laws prohibiting financial institutions, including the Corporation, from disclosing nonpublic personal information about consumers to affiliates unless consumers have the opportunity to “opt out” of the disclosure. These laws may make it more difficult for the Corporation to share Customer information with its marketing partners and among its affiliates and reduce the effectiveness and increase the cost of marketing programs.

Community Reinvestment Act

      The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including providing credit to low and moderate income individuals and geographies. Should the Corporation’s bank subsidiaries fail to adequately serve the community, potential penalties are regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Telemarketing Regulation

      The Federal Telephone Consumer Protection Act, among other provisions, requires telemarketers to restrict calling to certain hours of the day and maintain a list of individuals asking to be included on that telemarketer’s “do-not-call” list. In January 2003, the Federal Trade Commission (the “FTC”) amended the Telemarketing Sales Rules further restricting telemarketing by establishing the national “do not call” list on which consumers may place themselves and which telemarketers must obtain to exclude all such consumers from telemarketing calls. In July 2003, the Federal Communications Commission (the “FCC”) amended its implementing regulations under the Telephone Consumer Protection Act to make them substantially consistent with the FTC’s rules. While the FTC’s rules do not apply to banks, the FCC’s rules do. As of January 2004, nearly 55 million phone numbers were registered on the national “do not call” list. Over the past few years, almost all states have passed or are considering similar legislation. All of these laws and regulations provide sanctions for non-compliance and increase the cost and decrease the efficiency and effectiveness of the Corporation’s telesales.

USA PATRIOT Act

      In 2001, comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”) was enacted. Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and Customer due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S.

      The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

      Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The USA Patriot Act’s requirement to obtain and verify certain Customer information may hamper the ability of the Corporation to open some accounts where such information cannot be easily obtained or verified.

Regulation of International Business

      As with banking and consumer credit regulation in the U.S., the Corporation’s international businesses are subject to extensive regulation.

•	U.S. Regulation of International Business

      The Corporation’s investments in MBNA Europe and MBNA Canada, and any further investments the Corporation may decide to make in MBNA Europe or MBNA Canada or in any other company outside the U.S., are subject to regulations adopted by the Federal Reserve Board pursuant to the BHCA and the Federal Reserve Act. Among other things, under certain circumstances these regulations require approval of the Federal Reserve Board to acquire, establish or make investments in companies outside the U.S. These regulations could limit the Corporation’s ability to expand the business of MBNA Europe or MBNA Canada, as well as the Corporation’s ability otherwise to expand its operations outside the U.S.

•	International Regulation of MBNA Europe

      In the U.K., MBNA Europe is regulated by various agencies with broad investigatory, supervisory, and enforcement powers. MBNA Europe’s primary regulator in the U.K. is the Financial Services Authority (“FSA”). The FSA uses a risk-based supervision methodology.

      In order to establish the FSA as the single statutory body for financial business, the U.K. has enacted the Financial Services and Markets Act 2000 (“FSMA”). The FSMA gives the FSA its legal and regulatory powers and establishes its framework of control, including with respect to the conduct of senior management and MBNA Europe’s business practices.

      Other regulatory bodies in the U.K. are: the Office of the Information Commissioner, formerly the Data Protection Commissioner, which enforces the provisions of, and oversees compliance with, data protection legislation; The Office of Fair Trading, which grants consumer credit licenses, enforces the substantive provisions of consumer credit legislation and regulates fair trade and competition; and the Office of Telecommunication which oversees compliance with telecommunications licensing rules and regulations. The Enterprise Act 2002 gave the U.K. Office of Fair Trading increased powers to act on consumer complaints.

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

      MBNA Europe is subject to increasing levels of consumer protection regulation in the U.K. The U.K government’s focus on over-indebtedness has resulted in a Committee of U.K. Members of Parliament (the Treasury Select Committee) carrying out an investigation into the transparency of credit card terms (including interest rates, annual percentage rates, interest calculations, and transaction and penalty charges), and into marketing methods for credit cards and products. The Committee made a series of recommendations in its Report publised in December 2003, some of which are included in the Consultation Paper on the proposed revision of the Consumer Credit Act 1974. The recommendations include changes to advertising regulations, the form and content of credit card agreements, and the calculation of the annual percentage rates. If enacted, the recommendations contained in the Report could have the effect of lowering interest rates on credit card products and impacting MBNA Europe’s marketing efforts. In addition, the European Commission has issued a draft amended Consumer Credit Directive which is in its consultation phase. This draft, if adopted, could further regulate the manner in which MBNA Europe markets and delivers its products.

      Interchange rates in the U.K. have been challenged recently. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as a compensation for risk, grace period, and other operating costs. After a lengthy investigation by U.K. regulators of MasterCard interchange rates in the U.K., the regulators issued updated preliminary conclusions on February 11, 2003, finding that the interchange fee paid by merchant acquirers to MasterCard card issuers in the U.K. is anti-competitive and that the agreement between MasterCard’s U.K. members for interchange leads to an unjustifiably high fee being paid to card-issuing banks. A hearing was held on May 21, 2003. The ruling may be appealed and the timing of a final ruling is uncertain. Similar regulatory action could be taken against VISA interchange rates in the U.K. In 2002, in response to European Union regulatory action, VISA agreed to reduce its interchange fee on transactions within the European Union, and in line with this reduction VISA reduced its interchange fee on transactions in the U.K. in October 2003. The Corporation cannot predict if or when interchange rates in the U.K. could be reduced further. Any potential impact could vary based on business strategies or other actions the Corporation will take to attempt to limit the impact.

      The Data Protection Act 1998 requires data controllers to register under this Act and establishes principles to ensure data is processed fairly and securely, and gives consumers a right of access to the data held on them. Similar provisions apply in Ireland and Spain.

      The Unfair Contracts Terms Act 1977 and the Unfair Terms in Consumer Contracts Regulations 1999 prohibit terms in consumer contracts which are unfair to the consumer and impose limits on the extent to which civil liability for breach of contract can be avoided by means of contract terms. In the U.K., default charges such as late, overlimit and returned check fees that exceed a genuine pre-estimate of the cost of the Customer’s breach of contract are illegal. The Office of Fair Trading is carrying out an industry wide investigation into default charges and questioning how the Corporation estimates default charges.

      The personal insolvency provisions of the Enterprise Act 2002, aimed at reducing the stigma of bankruptcy, will become effective in April 2004 and could lead to a rise in the level of bankruptcies in the U.K.

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

      MBNA Europe has operated in Ireland since 1997 through a branch (“MBNA Ireland”) established under the European Union Second Council Directive. Capital and liquidity requirements are governed by FSA regulation. MBNA Ireland is otherwise subject to Irish consumer credit laws and banking laws enforced by the Ireland Financial Services Regulatory Authority. Increases in, or the introduction of, finance charges on Customers’ accounts must be approved by the Ireland Financial Services Regulatory Authority.

      MBNA Europe has operated in Spain since September 2002 through a branch (“MBNA Spain”) established under the European Union Second Council Directive. Capital and liquidity requirements are governed by FSA regulations. MBNA Spain is otherwise subject to Spanish consumer credit and banking laws enforced by the Bank of Spain. New and increased fees on Customers’ accounts and advertisements that refer to the cost of credit must be approved by the Bank of Spain.

•	International Regulation of MBNA Canada

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

      The Personal Information Protection and Electronic Documents Act (“PIPEDA”) establishes a code of conduct for the collection, use and disclosure of personal information. The code requires that personal information be retained, used and disclosed with consent of the individual to whom it relates, that an individual be given access to his or her personal information and that the personal information be accurate. The provisions of PIPEDA are monitored by the Privacy Commissioner. The Financial Consumer Agency of Canada is responsible for oversight of consumer protection measures applicable to federally regulated financial institutions.

Competition

      The Corporation’s business is highly competitive. The Corporation competes with numerous banks with national, regional and local operations in domestic and international markets and with non-bank competitors who issue credit and charge cards and make other consumer loans. Strategies used by the Corporation’s competitors include targeted marketing, low introductory rates, no annual fee credit cards, balance transfers with promotional rates, rewards programs, affinity marketing, and discounts on products and services. The Corporation also uses these strategies, emphasizing its strategy of marketing to people with a strong common interest and its superior Customer service, to effectively compete with its competitors.

Employees

      As of December 31, 2003, the Corporation had approximately 28,000 employees.

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

Legal and Regulatory

      The banking and consumer credit industry is subject to extensive regulation and examination. Changes in federal, state and foreign laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact the Corporation’s performance. In recent years, changes in policies and regulatory guidance issued by banking regulators, and affecting credit card and consumer lending in particular, have had a significant impact on the Corporation and are likely to continue to do so in the future. The Corporation cannot predict the impact of these changes. The impact of changes in bank regulatory guidance is particularly difficult to assess as the guidance in recent years has provided, and is likely to continue to provide, considerable discretion to bank regulators in interpreting how the guidance should be applied generally or to particular lenders. In addition, the Corporation could incur unanticipated litigation or compliance costs.

Competition

      The Corporation’s business is highly competitive. See “Competition” on page 16 above. Competition from other lenders could affect the Corporation’s loans outstanding, Customer retention, and the rates and fees charged on the Corporation’s loans.

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

Delinquencies and Credit Losses

      An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s credit card and other consumer loans, the composition of the Corporation’s loans between credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts, the seasoning of the Corporation’s accounts, and the impact of actual or proposed changes in bankruptcy laws or regulatory policies.

Interest Rate Increases

      An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Interest Rate Sensitivity” on pages 57 through 58 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability of Funding and Securitization

      Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation. See “Liquidity and Rate Sensitivity” on pages 52 through 59 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s liquidity.

Customer Behavior

      The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation’s performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets.

New Products and Markets

      The Corporation’s performance could be affected by difficulties or delays in the development of new products or services, including products or services other than credit card and other consumer loans, and in the expansion into new international markets. These may include the failure of Customers to accept products or services when planned, losses associated with the testing of new products or services, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services, which may affect the success of such efforts. With the expansion to new international markets, the Corporation could experience difficulties and delays related to legal and regulatory issues, local custom, competition, and other factors.

Growth

      The growth of the Corporation’s existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire qualified people, obtain funding for significant capital investments and selectively pursue loan portfolio acquisitions.

Available Information

      The Corporation maintains an Internet website at www.mbna.com/investor, where the Corporation makes available free of charge on or through its Internet website, its annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. In the event the Corporation’s Internet website is temporarily unavailable or the Corporation ceases to provide such information on or through such website free of charge, the Corporation will voluntarily provide electronic or paper copies of its filings free of charge upon request. The Corporation’s corporate governance guidelines and the charters of its Audit Committee, Governance Committee and Compensation Committee are also available on its Internet website at www.mbna.com/investor and in print to any stockholder upon request.

ITEM 2.	PROPERTIES

      The Corporation has approximately 3,300,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware, including the Corporation’s headquarters in Wilmington. The majority of these facilities were designed and built expressly for the Corporation’s credit card operations.

      MBNA Technology conducts its processing from an approximately 587,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 548,000 square feet of office space at the facilities owned by the Corporation in Newark, Delaware. MBNA Technology is in the process of renovating a recently purchased 108,000 square foot building located in Richardson, Texas. The building will be used as a backup data center.

      MBNA Marketing Systems has its headquarters in Camden, Maine, and regional offices in the following locations: Belfast, Maine; Cleveland, Ohio; Dallas, Texas (part of MBNA Technology’s facility); Kennesaw, Georgia; Hunt Valley, Maryland; Aliso Viejo, California; Newark, New Jersey; and New York City, New York. These facilities are owned by the Corporation, except for the leased New York City and Aliso Viejo offices.

      MBNA Marketing Systems has telesales and other facilities in Delaware, New Hampshire, Ohio, Pennsylvania and in several locations in Maine. Most of these facilities are owned by the Corporation.

      MBNA Europe has approximately 392,000 square feet of administrative offices and credit card facilities that it owns in Chester, England. MBNA Europe is currently constructing an additional 107,000 square feet of space to support ongoing expansion. It has leased sales offices in London, England and it conducts operations in Ireland from owned facilities in Dublin, Ireland. In Madrid, Spain MBNA Europe operates out of 100,000 square feet of leased space. MBNA Ireland Limited owns a 121,000 square foot operations center in Carrick-on-Shannon, Ireland.

      MBNA Canada has approximately 200,000 square feet of owned office space for its credit card operations in Ottawa, Ontario and 5,000 square feet of leased space in Montreal, Quebec.

ITEM 3.	LEGAL PROCEEDINGS

Foreign Currency Conversion Fees Litigation

      MasterCard International Incorporated (“MasterCard”) and Visa U.S.A., Inc. (“Visa”) charge credit and debit cardholders a 1% fee on transactions in foreign currencies for conversion of the foreign currency into U.S. dollars. They require the Corporation’s banking subsidiaries and other member banks to disclose the fee in their cardholder agreements and to bill and collect the fee from cardholders. In Schwartz v. Visa and MasterCard, filed in February 2000 in the California Superior Court, the plaintiff claims that the 1% fee is not adequately disclosed under federal and California law. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The trial court issued a decision holding that the federal disclosure requirement is not applicable but that the failure to disclose the fee on each statement that includes a fee is unfair under California law. The court held a hearing on restitution of the fees to cardholders. Visa and MasterCard have announced their intention to appeal the final decision. The Corporation is not a party to the Schwartz case and should have no direct potential liability in the matter. However, a large monetary judgment against MasterCard or Visa could indirectly affect the Corporation and other issuers. The plaintiffs or MasterCard and Visa or their creditors may seek to assess or otherwise assert claims against members of MasterCard and Visa, including the Corporation’s banking subsidiaries, to satisfy the judgment. Even if no claim is asserted against member banks, the impact of a judgment against MasterCard and Visa could adversely affect the business of the Corporation’s banking subsidiaries. The Corporation cannot determine at this time the outcome of this matter, the amount of any possible judgments against MasterCard and Visa, or the likelihood, amount or validity of any claims against the member banks resulting from these suits.

      Unlike most other issuers, in the United States the Corporation’s banking subsidiaries do not charge a foreign currency conversion fee on consumer credit cards in addition to the fee charged by MasterCard and Visa. A number of other class actions are pending against other issuers claiming that these additional foreign currency conversion fees are not properly disclosed by those issuers as finance charges on the cardholder statement under Regulation Z. The Corporation is not a party to these suits.

      The Corporation and the Bank are among the many card issuers who are defendants in In Re Currency Conversion Fee Antitrust Litigation, a purported class action, filed against the Corporation and the Bank in January 2002 in the U.S. District Court for the Southern District of New York. The plaintiffs, none of whom are the Corporation’s or the Bank’s Customers, claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and to conceal the fees by not disclosing them on cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court recently granted a motion to dismiss certain Truth-in-Lending Act claims against the Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. The Corporation and the Bank intend to file a motion for summary judgment after discovery. The Corporation and the Bank intend to defend this matter vigorously and believe that the claim is without merit.

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

      During the fourth quarter of 2003, no matters were submitted to a vote of security holders of the Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Corporation’s executive officers is set forth below.

      Randolph D. Lerner (42) has been Chairman of the Corporation since November 2002. He has been a director of the Corporation and the Bank since April 1993. He is the owner and Chairman of the Cleveland Browns football team. He was previously a partner in Securities Advisors, L.P., which he had managed since September 1991. He is on the Board of Trustees of the New York Academy of Art, and a member of the Board of Trustees of the Hospital for Special Surgery in New York City. He is a member of the District of Columbia and New York Bar Associations.

      Bruce L. Hammonds (55) has been President and Chief Executive Officer of the Corporation and a director of the Corporation since December 30, 2003. He most recently served as Chairman and Chief Executive Officer of the Bank. He previously served as Chief Operating Officer of the Bank and has been a director of the Bank since 1986. He has 34 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982.

      John R. Cochran III (52) is an Executive Vice Chairman of the Corporation and is the Chairman, Chief Executive Officer and President of the Bank. He previously served as the Chief Operating Officer and Chief Marketing Officer of the Bank. He has 31 years of management experience in the financial services industry and was a member of the management team that established the Bank in 1982. He has been a director of the Bank since 1986.

      Richard K. Struthers (48) is a Vice Chairman of the Corporation and a Senior Executive Vice Chairman of the Bank. He also serves as Chief Loan Officer of the Bank. He is responsible for international operations, consumer finance, portfolio acquisitions, and the Bank’s new American Express credit card program. He has 26 years of experience in consumer lending and was a member of the management team that established the Bank in 1982.

      Lance L. Weaver (49) is a Vice Chairman of the Corporation and a Senior Executive Vice Chairman of the Bank. He is responsible for the Bank’s U.S. credit card business, including business development marketing, sales, Customer satisfaction, U.S. regional operations, credit, customer assistance, and fraud. He previously served as the Chief Administrative Officer of the Bank. He is a board member and former chairman of MasterCard International Inc. He has 29 years of experience in consumer lending and administration and has been with the Corporation for 13 years. He has been a director of the Bank since 1993.

      Gregg Bacchieri (48) is an Executive Vice Chairman of the Bank. He oversees U.S. Business Operations, which includes credit, customer assistance, U.S. credit card operations, and Customer satisfaction. He is a member of the MasterCard International Operations Committee. He has 26 years of management experience in consumer lending and was a member of the management team that established the Bank in 1982.

      Frank P. Bramble Sr. (55) is a Vice Chairman of the Corporation and an Executive Vice Chairman of the Bank. He is responsible for strategic planning, expense management, resource allocation, research and development, process reengineering, procurement, the Office of the Customer Advocate, communications, and the MBNA Foundation. Before joining the Corporation in 2002, he served as chairman of Allfirst and chief executive, USA Division, for AIB Group, Allfirst’s parent company. He previously held senior positions with NationsBank Maryland. He also served as Chief Executive Officer of Maryland National Bank and MNC Financial Inc., where he assisted in the Corporation’s initial public offering in 1991. He has 36 years of management experience in the financial services industry.

      Douglas R. Denton (57) is a Vice Chairman of the Corporation and a Senior Vice Chairman of the Bank. He also serves as Chief Technology Officer of the Bank. He is responsible for data processing, payment processing, statement rendering, card production and network services. His 35 year career has included a broad range of experience within the financial services industry and he has been with the Corporation for 13 years.

      Louis J. Freeh (54) is the General Counsel for the Corporation and the Bank. He is responsible for legal matters and government affairs. He also serves as the Ethics Officer of the Bank. Prior to joining the

Corporation in 2001, he served as director of the FBI for eight years, as a federal judge and as a federal prosecutor.

      Charles C. Krulak (62) is a Vice Chairman of the Corporation and a Senior Vice Chairman of the Bank. He has been named Chief Administrative Officer of the Bank, effective April 1, 2004. He will have responsibility for corporate affairs, administrative services, personnel, facility management, education and career development, legal, control, and compliance. He most recently served as Chief Executive Officer of MBNA Europe. Before joining the Corporation in 1999, General Krulak had a 35 year career in the U.S. Marine Corps, including serving four years as Commandant.

      Michael G. Rhodes (38) is an Executive Vice Chairman of the Bank. He oversees U.S. credit card marketing and business development. He was on the Board of the U.S. region of MasterCard International Inc. in 2002 and served as Chairman of the Board in 2000 and 2001. He has 13 years of experience in the financial services industry and has been with the Corporation for 11 years.

      John W. Scheflen (57) is a Senior Vice Chairman of the Bank. He serves as Secretary of the Corporation and the Bank. He also serves as the Chief Risk Officer of the Bank. He previously served as Chief Counsel of the Corporation. He is responsible for corporate governance, compliance, control, and information security. He assisted with the legal aspects of the Corporation’s initial public offering in 1991. He has 29 years experience in law and has been with the Corporation for 12 years.

      Kenneth A. Vecchione (49) is a Vice Chairman of the Corporation and a Senior Vice Chairman of the Bank. He also serves as Chief Financial Officer and Chief Accounting Officer of the Bank. He previously served as Chief Financial Officer at AT&T Universal Card Services, First Data Corporation’s Electronic Funds Management business, and Citicorp’s Credit Card business. He has 27 years experience in the financial services industry and he has been with the Corporation for 6 years.

      Vernon H. C. Wright (61) is the Chief Financial Officer and Chief Accounting Officer of the Corporation. He is also an Executive Vice Chairman of the Bank. He is responsible for the Corporation’s finance areas, including accounting and tax, as well as foreign and domestic treasury activities, including structured products, investment portfolios, and interbank funding. He is also responsible for all global capital markets and corporate finance activities. He has more than 35 years of experience in consumer and corporate banking and has been with the Corporation and its predecessor companies for 35 years. He has been a director of the Bank since 1992.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      “Common Stock Price Range and Dividends” on page 103 and “Dividend Limitations” on pages 45 and 46 of the 2003 Annual Report to Stockholders are incorporated herein by reference. “Securities Authorized for Issuance Under Equity Compensation Plans” on page 21 of the Definitive Proxy Statement is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

      “Five-Year Statistical Summary” on pages 12 and 13 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 61 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      “Interest Rate Sensitivity” on pages 57 through 58 and “Foreign Currency Exchange Rate Sensitivity” on pages 58 through 59 of the 2003 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The “Report of Independent Auditors”, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, and the “Quarterly Data” on pages 63 through 102 of the 2003 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

      The Corporation’s management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the last day of the period covered by this report as required by Rule 13a-15(b) under the Exchange Act. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded as of the last day of the period covered by this report that the Corporation’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Corporation’s reports filed or submitted under the Exchange Act, particularly during the period in which this quarterly report was being prepared.

      There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      “Election of Directors” on pages 5 through 6, the fifth paragraph of “Board of Directors” on page 7, “Code of Ethics” on page 11 and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 34 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      “Compensation of Directors” on pages 9 and 10, “Compensation Committee Report on Executive Compensation” on pages 14 through 17, “Compensation Committee Interlocks and Insider Participation” on page 18, “Executive Compensation” on pages 18 through 24, and “Stock Performance Graph” on page 25 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      “Security Ownership of Management and Certain Beneficial Owners” on pages 3 and 4 in the Definitive Proxy Statement and “Securities Authorized for Issuance Under Equity Compensation Plans” on page 21 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      “Compensation Committee Interlocks and Insider Participation” on page 18 and “Certain Relationships” on pages 26 through 27 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      “Independent Auditors” on pages 28 through 30 (other than the sub-sections thereof titled “Policy on Employment of Personnel of Independent Auditors” and “Policy on Engagement of Independent Auditors for Personal Services by Audit Committee Members and Executive Officers”) in the Definitive Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1.     The following are incorporated herein by reference from the pages designated in the 2003 Annual Report to Stockholders:

      2.     Financial Statement Schedules

      No Financial Statement Schedules are required to be filed.

      3.     Exhibits:

      The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant’s Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K, the 1997 Form 10-K, the 1998 Form 10-K, the 1999 Form 10-K, the 2000 Form 10-K, the 2001 Form 10-K and the 2002 Form 10-K are to the Registrant’s Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002, respectively.

Exhibit 3.1	Articles of Incorporation, as amended and supplemented (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of 2002 Form 10-K).
Exhibit 4.1*	Senior Indenture, dated as of September 29, 1992, between the Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2*	Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.

Exhibit 4.3*	Issuing and Paying Agency Agreement, dated as of December 10, 1991, and amended as of August 11, 1993, December 21, 1994 and May 6, 1996 between MBNA America Bank, N.A. and First Trust of New York, National Association.
Exhibit 4.4	Junior Subordinated Indenture, dated as of December 18, 1996, between the Registrant and The Bank of New York as Debenture Trustee (incorporated by reference to Exhibit 4 (c) of 1997 Form S-4), as supplemented by the First Supplemental Indenture, dated as of June 27, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 26, 2002) and by the Second Supplemental Indenture, dated as of November 27, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 26, 2002).
Exhibit 4.5	Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.6 of 1996 Form 10-K).
Exhibit 4.6	Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by Reference to Exhibit 4.7 of 1996 Form 10-K).
Exhibit 4.7	Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.8 of 1996 Form 10-K).
Exhibit 4.8	Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by Reference to Exhibit 4.9 of 1996 Form 10-K).
Exhibit 4.9	Amended and Restated Trust Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.10 of 2001 Form 10-K).
Exhibit 4.10	Guarantee Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York (incorporated by Reference to Exhibit 4.11 of 1997 Form 10-K).
Exhibit 4.11	Amended and Restated Trust Agreement, dated as of June 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 26, 2002).
Exhibit 4.12	Guarantee Agreement, dated as of June 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.12 of 2002 Form 10-K).
Exhibit 4.13	Amended and Restated Trust Agreement, dated as of November 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 26, 2002).
Exhibit 4.14	Guarantee Agreement, dated as of November 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.14 of 2002 Form 10-K).
Exhibit 4.15	The Agency Agreement, dated as of July 17, 1997 (incorporated by reference to Exhibit 4.12 of 1999 Form 10-K), as amended by Amendment No. 1, dated as of April 10, 2001(incorporated by reference to Exhibit 4.12 of 2000 Form 10-K), and as further amended by Amendment No. 2, dated as of April 10, 2002 (incorporated by reference to Exhibit 4.15 of 2002 Form 10-K), among MBNA America Bank, N.A., Bank One Trust Company, N.A., as global agent, Bank One, N.A., London Branch, as London paying agent and London Issuing agent, Bank One Trust Company, N.A., as registrar and New York paying agent, and Credit Agricole Indosuez, as Transfer agent and Luxembourg paying agent.

Exhibit 4.16	The Fourth Supplemental Trust Deed, dated May 8, 2003 (the “Fourth Supplement”), attaching the Trust Deed, dated May 7, 1999 as amended by the First Supplemental Trust Deed, dated May 8, 2000, the Second Supplemental Trust Deed, dated May 4, 2001, the Third Supplemental Trust Deed, dated May 8, 2002, and the Fourth Supplement, each among MBNA Europe Funding PLC, MBNA America Bank, N.A. and Deutsche Trustee Company Limited (formerly Bankers Trustee Company Limited).
Exhibit 10.1	License Agreement with MasterCard (incorporated by reference to Exhibit 10.3 of 1990 Form S-1).
Exhibit 10.2	License Agreement with VISA (incorporated by reference to Exhibit 10.4 of 1990 Form S-1).
Exhibit 10.3	Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement) (incorporated by reference to Exhibit 10.10 of 1990 Form S-1).
Exhibit 10.4	Stock Purchase Agreement, dated as of August 15, 2003, between the Registrant and Norma Lerner, Randolph Lerner and Nancy Beck, as co-Executors of the Estate of Alfred Lerner (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 19, 2003).
Exhibit 10.5	Senior Syndicated Revolving Credit Facility Agreement, dated July 18, 2003 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003).
Exhibit 10.6	Multicurrency Revolving Credit and Sterling Acceptance Facility Agreement dated as of June 5, 2000, among MBNA International Bank Limited, certain lenders and Lloyds Bank PLC as Agent (incorporated by reference to Exhibit 10.5 of 2000 Form 10-K).
Exhibit 10.7**	Form of Executive Non-Compete Agreement (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1999) and a schedule (filed herewith) setting forth additional information with respect to such agreement.
Exhibit 10.8**	1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of 1995 Form 10-K), and forms of Stock Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of 1995 Form 10-K).
Exhibit 10.9**	1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 2002) and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).
Exhibit 10.10**	MBNA Corporation’s 1997 Long Term Incentive Plan Policies (incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2003).
Exhibit 10.11**	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.12**	Restricted Stock Agreement, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2000).
Exhibit 10.13**	MBNA Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2003).
Exhibit 10.14**	Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan incorporated by reference to Exhibit 10.12 of 1991 Form 10-K and 1988 Deferred Compensation Plan Incorporated by reference to Exhibit 10.14 of 1993 Form 10-K).
Exhibit 10.15**	MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 2001).

Exhibit 10.16**	Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by Reference to Exhibit 10.16 of 1994 Form 10-K).
Exhibit 10.17**	Amended and Restated Employment and Retirement Agreement, dated as of December 12, 2003, between the Registrant and Charles M. Cawley.
Exhibit 10.18**	Agreement dated December 15, 2002 between the Registrant and Norma Lerner (incorporated by reference to Exhibit 10.17 of 2002 Form 10-K).
Exhibit 10.19**	Supplemental Executive Insurance Plan (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2003).
Exhibit 10.20**	Change of Control Agreement, dated as of July 2003, by and between MBNA Corporation, MBNA America Bank, N.A. and certain executive officers of MBNA Corporation (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2003).
Exhibit 10.21**	Change of Control Agreement, dated as of July 2003, by and between MBNA Corporation, MBNA America Bank, N.A. and certain executive officers of MBNA Corporation (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2003) and a schedule (filed herewith) setting forth additional information with respect to such agreement.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 13	2003 Annual Report to Stockholders.
Exhibit 21	Subsidiaries of the Corporation.
Exhibit 23	Consent of Independent Auditors.
Exhibit 31.1	Section 302 Chief Executive Officer Certification.
Exhibit 31.2	Section 302 Chief Financial Officer Certification.
Exhibit 32.1	Section 906 Chief Executive Officer Certification.
Exhibit 32.2	Section 906 Chief Financial Officer Certification.

*	The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.

      4.     Reports on Form 8-K

1. Report dated October 2, 2003, reporting the securitization of CAD$500.0 million of credit card loan receivables by MBNA Canada Bank.

2. Report dated October 2, 2003, reporting the securitization of $150.0 million of credit card loan receivables by MBNA America Bank, N.A.

3. Report dated October 15, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

4. Report dated October 16, 2003, reporting MBNA Corporation’s earnings release for the third quarter of 2003.

5. Report dated October 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for October 2003.

6. Report dated November 5, 2003, reporting the securitization of $100.0 million of credit card loan receivables by MBNA America Bank N.A.

7. Report dated November 6, 2003, reporting the securitization of €706.0 million of credit card loan receivables by MBNA Europe Bank Limited.

8. Report dated November 6, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

9. Report dated November 30, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for November 2003.

10. Report dated December 18, 2003, reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

11. Report dated December 31, 2003, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for December 2003.

12. Report dated January 22, 2004, reporting MBNA Corporation’s earnings release for the fourth quarter of 2003.

13. Report dated January 31, 2004, reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for January 2004.

14. Report dated February 25, 2004, reporting the securitization of $600.0 million of credit card loan receivables by MBNA America Bank, N.A.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBNA CORPORATION

By:	/s/BRUCE L. HAMMONDS

Bruce L. Hammonds
Chief Executive Officer

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L. HAMMONDS Bruce L. Hammonds	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2004

/s/ VERNON H.C. WRIGHT Vernon H.C. Wright	Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

/s/ JAMES H. BERICK James H. Berick, Esq.	Director	March 15, 2004

/s/ BENJAMIN R. CIVILETTI Benjamin R. Civiletti, Esq.	Director	March 15, 2004

/s/ WILLIAM L. JEWS William L. Jews	Director	March 15, 2004

/s/ NORMA LERNER Norma Lerner	Director	March 15, 2004

/s/ RANDOLPH D. LERNER Randolph D. Lerner, Esq.	Chairman and Director	March 15, 2004

/s/ STUART L. MARKOWITZ Stuart L. Markowitz, M.D.	Director	March 15, 2004

/s/ WILLIAM B. MILSTEAD William B. Milstead	Director	March 15, 2004

/s/ MICHAEL ROSENTHAL Michael Rosenthal, Ph.D.	Director	March 15, 2004

[LOGO]  PRINTED ON RECYCLED PAPER