Form 10-Q
period 2004-03-31
MBNA CORP
filed 2004-05-10
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______.

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

Common Stock, $.01 Par Value – 1,277,667,791 Shares Outstanding as of March 31, 2004

MBNA CORPORATION AND SUBSIDIARIES

Item 1.
MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2004 (unaudited)	2003
ASSETS
Cash and due from banks	$783,911	$660,022
Interest-earning time deposits in other banks	4,885,008	3,590,329
Federal funds sold	2,626,000	1,275,000
Investment securities:
Available-for-sale (amortized cost of $4,726,413 and $4,352,069 at March 31, 2004, and December 31, 2003, respectively)	4,739,593	4,363,087
Held-to-maturity (market value of $346,624 and $354,434 at March 31, 2004, and December 31, 2003, respectively)	341,079	353,299
Loans held for securitization	8,943,482	13,084,105
Loan portfolio:
Credit card	10,132,525	11,910,507
Other consumer	11,019,819	8,629,465

Total loan portfolio	21,152,344	20,539,972
Reserve for possible credit losses	(1,272,734)	(1,216,316)

Net loan portfolio	19,879,610	19,323,656
Premises and equipment, net	2,668,347	2,676,597
Accrued income receivable	321,797	443,755
Accounts receivable from securitization	9,836,350	7,766,477
Intangible assets and goodwill, net	3,534,211	3,188,368
Prepaid expenses and deferred charges	536,607	499,775
Other assets	2,027,837	1,888,885

Total assets	$61,123,832	$59,113,355

LIABILITIES
Deposits:
Time deposits	$21,300,773	$21,528,882
Money market deposit accounts	7,713,090	7,790,726
Noninterest-bearing deposits	2,654,115	2,419,209
Interest-bearing transaction accounts	53,684	47,334
Savings accounts	114,103	49,930

Total deposits	31,835,765	31,836,081
Short-term borrowings	2,231,876	1,025,463
Long-term debt and bank notes	12,190,451	12,145,628
Accrued interest payable	271,706	319,227
Accrued expenses and other liabilities	3,149,326	2,673,916

Total liabilities	49,679,124	48,000,315

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at March 31, 2004, and December 31, 2003)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,277,667,791 shares issued and outstanding at March 31, 2004, and 1,277,597,840 shares issued and outstanding at December 31, 2003)	12,777	12,776
Additional paid-in capital	2,026,569	2,119,700
Retained earnings	8,934,062	8,571,174
Accumulated other comprehensive income	471,214	409,304

Total stockholders' equity	11,444,708	11,113,040

Total liabilities and stockholders' equity	$61,123,832	$59,113,355

The accompanying notes are an integral part of the consolidated financial statements.

-1-

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Interest Income
Loan portfolio	$578,780	$517,163
Loans held for securitization	324,602	294,892
Investment securities:
Taxable	27,163	30,382
Tax-exempt	319	361
Time deposits in other banks	18,738	18,137
Federal funds sold	5,027	7,954
Other interest income	78,476	75,138

Total interest income	1,033,105	944,027

Interest Expense
Deposits	245,999	292,862
Short-term borrowings	12,391	10,318
Long-term debt and bank notes	106,910	85,251

Total interest expense	365,300	388,431

Net Interest Income	667,805	555,596
Provision for possible credit losses	365,161	378,877

Net interest income after provision for possible credit losses	302,644	176,719

Other Operating Income
Securitization income	1,568,542	1,475,500
Interchange	101,573	89,666
Credit card fees	163,073	126,784
Other consumer loan fees	33,380	26,075
Insurance	52,897	53,487
Other	23,067	16,497

Total other operating income	1,942,532	1,788,009

Other Operating Expense
Salaries and employee benefits	567,884	526,454
Occupancy expense of premises	44,791	43,248
Furniture and equipment expense	90,781	87,464
Other	738,462	630,709

Total other operating expense	1,441,918	1,287,875

Income Before Income Taxes	803,258	676,853
Applicable income taxes	283,550	244,344

Net Income	$519,708	$432,509

Earnings Per Common Share	$.40	$.34
Earnings Per Common Share—Assuming Dilution	.40	.33
Dividends Per Common Share	.12	.08

The accompanying notes are an integral part of the consolidated financial statements.

-2-

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts)
(unaudited)

	Outstanding Shares

	Preferred (000)	Common (000)	Preferred Stock	Common Stock

Balance, December 31, 2003	8,574	1,277,598	$86	$12,776
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.12 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	7,303	-	73
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(7,233)	-	(72)

Balance, March 31, 2004	8,574	1,277,668	$86	$12,777

Balance, December 31, 2002	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.08 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	6,142	-	61
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(6,142)	-	(61)

Balance, March 31, 2003	8,574	1,277,672	$86	$12,777

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2003	$2,119,700	$8,571,174	$409,304	$11,113,040
Comprehensive income:
Net income	-	519,708	-	519,708
Other comprehensive income, net of tax	-	-	61,910	61,910
Comprehensive income				581,618

Cash dividends:
Common - $.12 per share	-	(153,304)	-	(153,304)
Preferred	-	(3,516)	-	(3,516)
Exercise of stock options and other awards	65,524	-	-	65,597
Stock-based compensation tax benefit	16,741	-	-	16,741
Amortization of deferred compensation expense	18,336	-	-	18,336
Acquisition and retirement of common stock	(193,732)	-	-	(193,804)

Balance, March 31, 2004	$2,026,569	$8,934,062	$471,214	$11,444,708

Balance, December 31, 2002	$2,296,568	$6,707,162	$84,726	$9,101,319
Comprehensive income:
Net income	-	432,509	-	432,509
Other comprehensive income, net of tax	-	-	(21,513)	(21,513)
Comprehensive income				410,996

Cash dividends:
Common - $.08 per share	-	(102,234)	-	(102,234)
Preferred	-	(3,516)	-	(3,516)
Exercise of stock options and other awards	3,525	-	-	3,586
Stock-based compensation tax benefit	1,922	-	-	1,922
Amortization of deferred compensation expense	28,955	-	-	28,955
Acquisition and retirement of common stock	(100,669)	-	-	(100,730)

Balance, March 31, 2003	$2,230,301	$7,033,921	$63,213	$9,340,298

The accompanying notes are an integral part of the consolidated financial statements.

-3-

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Three Months
	Ended March 31,
	2004	2003

Operating Activities
Net income	$519,708	$432,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	365,161	378,877
Depreciation, amortization, and accretion	259,543	214,584
Benefit for deferred income taxes	(24,073)	(14,832)
Decrease in accrued income receivable	129,062	45,709
Increase in accounts receivable from securitization	(2,057,089)	(193,275)
Decrease in accrued interest payable	(51,966)	(291)
Decrease (increase) in other operating activities	167,151	(34,489)

Net cash (used in) provided by operating activities	(692,503)	828,792
Investing Activities
Net increase in money market instruments	(2,583,874)	(2,531,218)
Proceeds from maturities of investment securities available-for-sale	503,201	318,805
Purchases of investment securities available-for-sale	(873,153)	(284,069)
Proceeds from maturities of investment securities held-to-maturity	17,255	18,570
Purchases of investment securities held-to-maturity	(4,998)	(1,019)
Proceeds from securitization of loans	3,617,953	2,784,670
Acquisitions of businesses	(355,688)	-
Loan portfolio acquisitions	(735,813)	(529,100)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(1,250,000)	(2,592,955)
Net loan repayments	3,698,679	1,157,887
Net purchases of premises and equipment	(172,106)	(77,872)

Net cash provided by (used in) investing activities	1,861,456	(1,736,301)
Financing Activities
Net increase in money market deposit accounts, noninterest-bearing deposits, interest- bearing transaction accounts, and savings accounts	222,135	387,075
Net (decrease) increase in time deposits	(225,143)	585,138
Net decrease in short-term borrowings, excluding short-term borrowings assumed in acquisitions	(28,787)	(67,787)
Proceeds from issuance of long-term debt and bank notes	8,962	612,699
Maturity of long-term debt and bank notes	(762,773)	(301,665)
Proceeds from exercise of stock options and other awards	65,597	3,586
Acquisition and retirement of common stock	(193,804)	(100,730)
Dividends paid	(131,251)	(92,959)

Net cash (used in) provided by financing activities	(1,045,064)	1,025,357

Increase in cash and cash equivalents	123,889	117,848
Cash and cash equivalents at beginning of period	660,022	721,972

Cash and cash equivalents at end of period	$783,911	$839,820

Supplemental Disclosure
Interest expense paid	$376,927	$379,029

Income taxes paid	$112,075	$27,212

The accompanying notes are an integral part of the consolidated financial statements.

-4-

MBNA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation (“the Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B: Stock-Based Employee Compensation

The Corporation has two stock-based employee compensation plans (which are more fully described in “Note 23: Stock-Based Employee Compensation” contained in the Annual Report on Form 10-K for the year ended December 31, 2003). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”). All options are granted with an exercise price that is not less than the fair market value of the Corporation’s Common Stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into expense over a 10 year period that approximates the restriction period, or less if the restricted shares had a specific vesting date less than 10 years from the date of grant.

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

The following table illustrates the effect on net income and earnings per common share as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“Statement No. 148”), if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options-based employee compensation. In accordance with Statement No. 123, the Corporation uses the Black-Scholes option pricing model to value its employee stock option grants. The Black-Scholes option pricing model is one technique allowed to determine the fair value of employee stock options. The model uses different assumptions that can significantly affect the fair value of the employee stock options and the derived fair value estimates cannot be substantiated by comparison to independent markets.

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except for per share amounts) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003

Net Income
As reported	$519,708	$432,509
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11,863	18,502
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(27,995)	(42,178)

Pro forma	$503,576	$408,833

Earnings Per Common Share
As reported	$.40	$.34
Pro forma	.39	.32
Earnings Per Common Share-Assuming Dilution
As reported	.40	.33
Pro forma	.39	.31

For the three months ended March 31, 2004, 2.8 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $74.4 million when issued. The unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $240.2 million and $183.3 million at March 31, 2004 and December 31, 2003, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended March 31, 2004, the Corporation issued 7.3 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 7.2 million common shares for $193.8 million. The Corporation received $65.6 million in proceeds from the exercise of stock options for the three months ended March 31, 2004.

Note C: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

			Series A		Series B
Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share

January 22, 2004	March 31, 2004	April 15, 2004	7.50%	$.46875	5.50%	$.34380
April 22, 2004	June 30, 2004	July 15, 2004	7.50	.46875	5.50	.34380

Note D: Common Stock

The Corporation’s Board of Directors declared the following quarterly dividends for the Corporation’s Common Stock:

Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Per Common Share

January 22, 2004	March 15, 2004	April 1, 2004	$.12
April 22, 2004	June 14, 2004	July 1, 2004	.12

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

Computation of Earnings Per Common Share
(amounts in thousands, except per share amounts) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003

Earnings Per Common Share
Net income	$519,708	$432,509
Less: preferred stock dividend requirements	3,516	3,516

Net income applicable to common stock	$516,192	$428,993

Weighted average common shares outstanding	1,277,953	1,278,980

Earnings per common share	$.40	$.34

Earnings Per Common Share – Assuming Dilution
Net income	$519,708	$432,509
Less: preferred stock dividend requirements	3,516	3,516

Net income applicable to common stock	$516,192	$428,993

Weighted average common shares outstanding	1,277,953	1,278,980
Net effect of dilutive stock options	23,118	13,667

Weighted average common shares outstanding and common stock equivalents	1,301,071	1,292,647

Earnings per common share – assuming dilution	$.40	$.33

All stock options outstanding were included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being less than the average market price of the common shares for the three months ended March 31, 2004.

There were 71.1 million stock options (expiration dates ranging from 2008 through 2013) with an average option exercise price of $21.26 per share outstanding for the three months ended March 31, 2003, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares.

-7-

Note F: Asset Securitization

Asset securitization removes loan principal receivables from the Corporation’s consolidated statements of financial condition and converts interest income, interchange income, credit card fees, other consumer loan fees, insurance income, and recoveries on charged-off securitized loans in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trusts and maintains other retained interests in the securitized assets. These retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests.

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("Statement No. 140") is included in securitization income in the Corporation’s consolidated statements of income. The gain was $25.1 million (net of securitization transaction costs of $15.6 million) for the three months ended March 31, 2004 (on the sale of $3.6 billion of credit card loan principal receivables), as compared to $25.3 million (net of securitization transaction costs of $8.7 million) for the three months ended March 31, 2003 (on the sale of $2.8 billion of credit card loan principal receivables).

Accounts Receivable From Securitization
(dollars in thousands)
	March 31,	December 31,
	2004	2003
	(unaudited)

Sale of new loan principal receivables	$4,269,587	$2,191,335
Accrued interest and fees on securitized loans	2,006,502	1,958,873
Interest-only strip receivable	1,330,555	1,338,061
Accrued servicing fees	824,632	777,623
Cash reserve accounts	620,132	607,467
Other subordinated retained interests	599,103	608,550
Other	185,839	284,568

Total accounts receivable from securitization	$9,836,350	$7,766,477

In accordance with Statement No. 140, the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, certain fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest rate paid to investors. These assumptions are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. Should these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

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

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands)
	March 31, 2004		December 31, 2003
	(unaudited)

	Credit Card	Other Consumer	Credit Card	Other Consumer

Interest-only strip receivable	$1,218,242	$112,313	$1,254,018	$84,043
Weighted average life (in years)	.33	.90	.33	.89

Loan payment rate
(weighted average rate)	14.69%	4.87%	14.73%	4.92%
Impact on fair value of 20% adverse change	$171,215	$17,081	$176,185	$12,785
Impact on fair value of 40% adverse change	298,265	29,391	307,198	21,980

Gross credit losses (b)
(weighted average rate)	5.08%	8.64%	5.23%	9.64%
Impact on fair value of 20% adverse change	$246,552	$75,350	$252,520	$83,294
Impact on fair value of 40% adverse change	493,103	112,313	505,039	84,043

Excess spread (c)
(weighted average rate)	5.01%	2.58%	5.19%	1.95%
Impact on fair value of 20% adverse change	$243,648	$22,463	$250,804	$16,809
Impact on fair value of 40% adverse change	487,297	44,925	501,607	33,617

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,341	$1,216	$5,495	$902
Impact on fair value of 40% adverse change	10,642	2,412	10,950	1,789

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

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands)
	March 31, 2003		December 31, 2002
	(unaudited)

	Credit Card	Other Consumer	Credit Card	Other Consumer

Interest-only strip receivable	$1,117,888	$83,170	$1,091,447	$38,518
Weighted average life (in years)	.33	.85	.33	.87

Loan payment rate
(weighted average rate)	14.45%	5.18%	14.44%	5.05%
Impact on fair value of 20% adverse change	$158,528	$12,644	$156,897	$5,835
Impact on fair value of 40% adverse change	274,875	21,756	268,019	10,081

Gross credit losses (b)
(weighted average rate)	5.43%	8.90%	5.43%	9.83%
Impact on fair value of 20% adverse change	$245,609	$73,405	$244,432	$38,518
Impact on fair value of 40% adverse change	491,219	83,170	488,865	38,518

Excess spread (c)
(weighted average rate)	4.94%	2.02%	4.84%	.91%
Impact on fair value of 20% adverse change	$223,578	$16,634	$218,289	$7,704
Impact on fair value of 40% adverse change	447,155	33,268	436,579	15,407

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$4,951	$853	$4,870	$404
Impact on fair value of 40% adverse change	9,865	1,693	9,703	801

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

Note G: Short-Term Borrowings

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by the Bank, short-term deposit notes issued by MBNA Canada Bank, on-balance-sheet structured financings, and other transactions with maturities greater than one business day but less than one year.

In connection with the Premium Credit Limited acquisition in the first quarter of 2004, the Corporation assumed a short-term on-balance-sheet structured financing transaction with an available limit of £750.0 million (approximately $1.4 billion). At March 31, 2004, this structured financing transaction had an outstanding balance of £627.0 million (approximately $1.2 billion) consisting of several tranches with maturities ranging between one to three months. These tranches are renewable upon maturity. This structured financing transaction was secured by £627.0 million (approximately $1.2 billion) of loan receivables.  See "Note K: Acquisitions" for further detail regarding the Premium Credit Limited acquisition.

Note H: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

During the three months ended March 31, 2004, the Corporation issued or assumed long-term debt and bank notes consisting of the following:

Par Value
(dollars in thousands)
(unaudited)

Fixed-Rate Medium-Term Deposit Note, with an interest rate of 3.625%, payable semi-annually, maturing in 2007 (CAD$11.9 million)	$ 8,936

Floating-Rate Loan Notes, priced at the three month Sterling London Interbank BID Rate, payable quarterly, maturing in 2011, issued in connection with the acquisition of Premium Credit Limited (£12.7 million) (a)	23,024

Fixed-Rate Asset Backed Notes, with a weighted average interest rate of 5.33%, payable monthly, maturing in varying amounts from 2007 through 2018, assumed in connection with the acquisition of Sky Financial Solutions, Inc. (b)	604,230

Floating-Rate Asset Backed Notes, payable monthly, maturing in 2012, assumed in connection with the acquisition of Sky Financial Solutions, Inc. (b)	116,327

(a) See “Note K: Acquisitions” for further detail regarding the Premium Credit Limited acquisition.
(b) The Fixed-Rate and Floating-Rate Asset Backed Notes assumed in connection with the acquisition of
        Sky Financial Solutions, Inc. were secured by approximately $750 million of loan receivables. See
        “Note K: Acquisitions” for further detail regarding the Sky Financial Solutions, Inc. acquisition.

During the three months ended March 31, 2004, $10.0 million of Senior Medium-Term Notes, $74.4 million of Medium-Term Deposit Notes, and $678.4 million of Euro Medium-Term Notes matured.

Interest Rate and Foreign Exchange Swap Agreements

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes in order to more closely match the interest rate sensitivity of the Corporation’s assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited (“MBNA Europe”). “Note 30: Fair Value of Financial Instruments – Derivative Financial Instruments” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s derivative activities.

-11-

During the three months ended March 31, 2004, MBNA Canada Bank entered into an interest rate swap agreement, with a total notional value of $8.9 million (CAD$11.9 million), related to the issuance of a Fixed-Rate Medium-Term Deposit Note.

Note I: Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

Comprehensive Income
(dollars in thousands) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003

Net income	$519,708	$432,509
Other comprehensive income:
Foreign currency translation	60,549	(16,425)
Net unrealized gains (losses) on investment securities available-for-sale	1,361	(5,088)

Other comprehensive income	61,910	(21,513)

Comprehensive income	$581,618	$410,996

The components of accumulated other comprehensive income, net of tax, are as follows:

Components of Accumulated Other Comprehensive Income
(dollars in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)

Foreign currency translation	$478,166	$417,617
Net unrealized gains on investment securities available-for-sale	8,262	6,901
Minimum benefit plan liability adjustment	(15,214)	(15,214)

Accumulated other comprehensive income	$471,214	$409,304

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

Note J: Employee Benefits

The Corporation has a noncontributory defined benefit pension plan (“Pension Plan”) and a supplemental executive retirement plan (“SERP”). The components of net periodic benefit cost for the Pension Plan and SERP are presented in the table below.

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)

	Pension Plan		SERP		Total
	For the Three Months		For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$16,125	$12,796	$4,450	$3,933	$20,575	$16,729
Interest cost on projected benefit obligation	9,275	7,429	3,750	3,379	13,025	10,808
Expected return on plan assets	(9,500)	(6,697)	-	-	(9,500)	(6,697)
Net amortization and deferral:
Prior service cost	275	279	775	817	1,050	1,096
Actuarial loss	3,600	2,723	400	38	4,000	2,761
Transition obligation	-	-	100	108	100	108

Net amortization and deferral	3,875	3,002	1,275	963	5,150	3,965

Net periodic benefit cost	$19,775	$16,530	$9,475	$8,275	$29,250	$24,805

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	5.00	5.50	5.00	5.50
Expected return on plan assets	9.00	9.00

The Corporation expects to contribute the maximum tax deductible contribution to the Pension Plan in 2004, which is estimated to be approximately $75 million. For the three months ended March 31, 2004, the Corporation contributed $60.0 million to the Pension Plan.

Financial Staff Position No. FAS 106-1 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted on December 8, 2003. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Corporation’s accounting for its health care benefit plan will not be impacted by the effects of the Act.

Note K: Acquisitions

Premium Credit Limited

On January 27, 2004, MBNA Europe acquired 100% of the voting stock of Vendcrown Limited. (“Vendcrown”). Vendcrown, through its principal subsidiary Premium Credit Limited (“PCL”), originates and funds loans to consumers and commercial businesses. The acquisition included $1.6 billion of commercial and consumer loan receivables, which are included in foreign other consumer loan receivables. The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of $322.7 million and the Corporation anticipates an increase of $11 million in amortization of intangible assets expense during the remainder of 2004. The Corporation also recorded acquired reserves for possible credit losses of $22.0 million in connection with this acquisition. The acquisition of PCL was not significant to the Corporation’s results of operations for the three months ended March 31, 2004. The Corporation’s full-time equivalent employees increased by approximately 300 as a result of the transaction.

PCL is a specialty finance company that provides lending in several different product lines which will be new for MBNA Europe. Its principal product are loans for insurance premiums. Other products include loans for sports and leisure membership fees, professional fees, and private school fees. These loans are included in foreign other consumer loan receivables. The acquisition of PCL reflects the continuing efforts of the Corporation to diversify into other businesses.

Sky Financial Solutions, Inc.

On March 31, 2004, the Corporation acquired 100% of the voting stock of Sky Financial Solutions, Inc. (“SFS”). At March 31, 2004, the fair value of its outstanding (commercial) loan receivables was $893.0 million. These loan receivables are included in domestic other consumer loan receivables. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of $47.0 million. The purchase price allocation is preliminary pending receipt of valuations of certain assets and liabilities assumed. The Corporation has engaged an outside vendor to assist with these valuations. The Corporation also recorded acquired reserves for possible credit losses of $21.4 million in connection with the acquisition. The acquisition of SFS was not significant to the Corporation’s results of operations for the three months ended March 31, 2004. The Corporation’s full-time equivalent employees increased by approximately 100 as a result of the transaction.

SFS is a commercial finance company that provides loans to meet the financing needs of medical professionals; these loans are typically used for practice start-up, working capital, practice acquisition, and equipment financing. SFS primarily sources its loan originations through referrals from equipment and supply vendors, practice brokers, state professional associations and Customers. The acquisition of SFS reflects the continuing efforts of the Corporation to diversify into other businesses.

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

Introduction and Overview

MBNA Corporation (“the Corporation”), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. (“the Bank”), a national bank and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited (“MBNA Europe”) located in the United Kingdom (U.K.) and MBNA Canada Bank (“MBNA Canada”) located in Canada. The Corporation’s primary business is providing its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card and other consumer loans. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of credit cards through endorsed marketing. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, and offers insurance and deposit products. The Corporation is also the parent of MBNA America (Delaware), N.A. (“MBNA Delaware”), a national bank, which offers business card products, mortgage loans, aircraft loans, other commercial loans, and other specialty lending products. Mortgage loans, aircraft loans, other commercial loans, and other specialty lending products are included in other consumer loan receivables, and business card products are included in credit card loan receivables in the Corporation’s consolidated statements of financial condition.

The Corporation seeks to achieve its net income and other objectives primarily by attempting to grow loans to generate related interest and other operating income, while controlling loan losses and expense growth. It grows loans through adding new accounts and stimulating usage of existing accounts as well as portfolio and other business acquisitions. The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card and other consumer loan fees, insurance income, interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation’s primary costs are the costs of funding and growing its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings and long-term debt and bank notes, credit losses, business development and operating expenses, royalties to endorsing organizations, and income taxes.

The Corporation obtains funds to make loans to its Customers primarily through the process of asset securitization, raising deposits, and the issuance of short-term and long-term debt and bank notes. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation, and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation and are excluded from the Corporation’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation’s results on a managed basis. Managed data assumes the Corporation’s securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation’s owned loans. Management, equity and debt analysts, rating agencies and others evaluate the Corporation’s operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation’s owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the loan principal receivables are sold to the trust, but the account relationships are not sold. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions. Asset securitization has a significant effect on the Corporation’s consolidated financial statements. The impact is discussed under “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results.” Securitization income is the most significant revenue item and is discussed under “Total Other Operating Income.” Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure presented in accordance with GAAP is provided.

Recent Developments:

• The Corporation grew loan receivables by $2.7 billion to $30.1 billion, and grew managed loans by $11.5 billion to $117.6 billion, through marketing programs and portfolio and business acquisitions as compared to the first quarter of 2003. MBNA Europe acquired $1.6 billion of commercial and consumer loan receivables through the acquisition of Premium Credit Limited (“PCL”). MBNA Delaware acquired $893.0 million of (commercial) loan receivables through the acquisition of Sky Financial Solutions, Inc. (“SFS”). The PCL and SFS acquisitions were not significant to the Corporation’s results of operations for the three months ended March 31, 2004.

• The Corporation added 2.5 million new loan, deposit, and insurance accounts, and 50 new endorsements from organizations, and renewed more than 250 group contracts. The Corporation is endorsed by more than 5,000 affinity groups and financial institutions.

• The Corporation maintained its net interest margin by balancing the interest rates it charges on its loan accounts against the Corporation’s funding costs. The net interest margin was 5.71% and 5.44% for the three months ended March 31, 2004 and 2003, respectively. The managed net interest margin was 8.25% and 8.55% for the three months ended March 31, 2004 and 2003, respectively.

• The Corporation reduced net credit losses to 4.45% and net credit losses on managed loans to 4.99%. Loan quality was affected by general economic conditions, such as levels of unemployment, bankruptcy filings, and the continued seasoning of the Corporation’s loan receivables and managed loans.

• The Corporation increased interest income, interchange income, credit card fee income, and other consumer loan fee income.

• The Corporation continued to securitize loan principal receivables as a source of funding, increasing securitization income.

These items, as well as other factors, contributed to the increase in net income for the three months ended March 31, 2004 to $519.7 million, or $.40 per common share—assuming dilution and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

• In January, the Corporation entered into an agreement with American Express to offer its credit cards under the American Express brand network. The Corporation expects to begin offering the American Express branded cards in late 2004, upon satisfaction of certain conditions contained in the agreement.

• In the second quarter of 2004, the Corporation expects to complete a multi-phase project, which began in 2001, extending the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland, which are currently dependent on third-party vendors for such information systems. MBNA Canada already uses this system. The project will provide standardization of systems, appropriate infrastructure for “internationalized” technical platforms, and systems enhancements for the MBNA Europe processing environment. The completion of the project includes a significant system conversion for MBNA Europe's loans. Management believes that the conversion will proceed as scheduled and will be completed successfully. The Corporation has implemented control processes, and performed extensive testing on this project. However, as with any significant system conversion, there are inherent risks and uncertainties that could negatively impact the Corporation.

Management’s focus for the remainder of 2004 is discussed in the “Introduction and Overview” section of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation’s consolidated financial statements. The estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. Management has identified the policies related to the accounting for asset securitization, the reserve for possible credit losses, intangible assets and goodwill, and revenue recognition as critical accounting policies which require management to make significant judgments, estimates and assumptions.

Management believes the current assumptions and other considerations used to estimate amounts reflected in the Corporation’s consolidated financial statements are appropriate. However, should actual experience differ from the assumptions and other considerations used in estimating amounts reflected in the Corporation’s consolidated financial statements, the resulting changes could have a material adverse effect on the Corporation’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Corporation’s financial condition.

The development and selection of the critical accounting policies and the related disclosures have been reviewed with the Audit Committee of the Corporation’s Board of Directors.

Asset Securitization

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. The Corporation accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“Statement No. 140”), issued by the Financial Accounting Standards Board (“FASB”). When the Corporation securitizes loan principal receivables, the Corporation recognizes a gain on sale and retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive interest and other revenue less certain costs from the trust over the estimated life of the securitized loan principal receivables. The Corporation’s securitization trusts are qualified special-purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”).

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows. Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections concerning interest income, certain fees, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest rate paid to investors in a securitization transaction (“excess spread”). These projections are used to estimate the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at March 31, 2004, reflect management’s judgment as to the expected excess spread to be earned and projected loan payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and projected loan payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates and competitive pressures can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Projected loan payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these assumptions may result in future estimates of the excess spread and projected loan payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews prior assumptions and estimates compared to actual trust performance and other factors based on the prior period that approximates the average life of the securitized loan receivables. The actual trust performance results and other factors are compared to the estimates and assumptions used in the determination of the fair value of the interest-only strip receivable. Based on this review and the Corporation’s current assumptions and estimates for future periods, the Corporation adjusts, as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If the assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or projected loan payment rates, the Corporation’s financial condition and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $266 million in the value of the total interest-only strip receivable at March 31, 2004, and a related change in securitization income.

Based on quarterly 2003 and 2004 reviews of the interest-only strip receivable, the actual performance of the securitized receivables did not materially differ from the assumptions and estimates used to value the interest-only strip receivable.

“Note F: Asset Securitization” to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Reserve For Possible Credit Losses

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation’s loan principal receivables at the reporting date based on a projection of probable net credit losses. To project probable net credit losses, the Corporation regularly performs a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various delinquency stages and ultimately charge off. On a quarterly basis, the Corporation reviews and adjusts, as appropriate, these estimates. The Corporation’s projection of probable net credit losses considers the impact of economic conditions on the borrowers’ ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors. The Corporation then reserves for the projected probable net credit losses based on its projection of these amounts. The Corporation establishes appropriate levels of the reserve for possible credit losses for its loan products based on their risk characteristics. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level. The Corporation records acquired reserves for current period loan acquisitions.

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $127 million in the reserve for possible credit losses and a related change in the provision for possible credit losses at March 31, 2004.

Based on the 2003 and 2004 reviews of the reserve for possible credit losses, the actual net credit losses did not materially differ from the projections of net credit losses used to establish the reserve for possible credit losses.

“Loan Quality” provides further detail regarding the Corporation’s reserve for possible credit losses.

Intangible Assets and Goodwill

The Corporation’s intangible assets are primarily comprised of purchased credit card relationships (“PCCRs”). In addition to PCCRs, the Corporation has goodwill and other intangibles, such as purchased other consumer loan relationships. PCCRs are carried at net book value. The Corporation records these intangible assets as part of the acquisition of credit card loans and the corresponding Customer relationships. These intangible assets are amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

The Corporation’s PCCRs are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). The Corporation reviews the carrying value of its PCCRs for impairment on a quarterly basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable, by comparing their carrying value to the sum of the undiscounted expected future cash flows from the loans and corresponding credit card relationships. In accordance with Statement No. 144, an impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. An impairment would result in a write-down of the PCCRs to estimated fair value based on the discounted future cash flows expected from the PCCRs. The Corporation performs the impairment test on a specific portfolio basis, since it represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the loans and corresponding credit card relationships. These estimates and assumptions include levels of account usage and activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs. The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.0 billion net book value of the Corporation’s PCCRs at March 31, 2004 by approximately $3.9 billion. If the active account attrition rates for all acquired portfolios in the twelve month period following March 31, 2004, were to be 10 percentage points higher than the rates assumed by management when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts by approximately $3.2 billion, and no impairment would result on any individual PCCR.

Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Corporation’s goodwill is not amortized, but rather is subject to an annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

There were no impairment write-downs of intangible assets during the three months ended March 31, 2004.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest on securitized loans which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of the estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans could have resulted in a change totaling approximately $66 million in interest income and other operating income at March 31, 2004.

For the first quarter of 2004, the Corporation’s estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans did not materially differ from the actual yield.

The Corporation also recognizes fees (except annual fees) on loans in earnings as the fees are assessed according to agreements with the Corporation’s Customers. Credit card and other consumer loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees. These fees are included in the Corporation’s loan receivables when billed. Annual fees on loan receivables and incremental direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which they pertain.

The Corporation adjusts the amount of interest and fee income on loan receivables recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement captions, loan receivables, and accrued income receivable. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that will progress through the various delinquency stages and will ultimately charge off. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that will progress through the various delinquency stages and ultimately charge off. On a quarterly basis, the Corporation reviews and adjusts, as appropriate, these estimates.

Based on the 2003 and 2004 reviews of the estimate of uncollectible interest and fees, the actual amount of uncollectible interest and fees did not materially differ from the estimate of uncollectible interest and fees.

If management had made different assumptions about uncollectible interest and fees on its loan receivables and its securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $37 million in interest income and other operating income at March 31, 2004.

Earnings Summary

Net income for the three months ended March 31, 2004 increased $87.2 million or 20.2% to $519.7 million or $.40 per common share as compared to $432.5 million or $.33 per common share for the same period in 2003. All earnings per common share amounts are presented assuming dilution.

The overall growth in earnings for the three months ended March 31, 2004 was primarily attributable to the growth in the Corporation’s loan receivables, higher levels of securitized loans, increases in other operating income and interest income combined with decreases in interest expense and the provision for possible credit losses. These items were partially offset by an increase in other operating expense.

Table 1 summarizes the Corporation’s consolidated statements of income, which has been derived from the consolidated financial statements, for the three months ended March 31, 2004 and 2003.

Table 1: Summarized Consolidated Statements of Income (dollars in thousands, except per share amounts) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003
Total interest income	$1,033,105	$944,027
Total interest expense	365,300	388,431

Net interest income	667,805	555,596
Provision for possible credit losses	365,161	378,877

Net interest income after provision for possible credit losses	302,644	176,719

Total other operating income	1,942,532	1,788,009
Total other operating expense	1,441,918	1,287,875

Income before income taxes	803,258	676,853
Applicable income taxes	283,550	244,344

Net income	$519,708	$432,509

Earnings per common share	$.40	$.34
Earnings per common share—assuming dilution	.40	.33
Dividends per common share	.12	.08

Ending loan receivables increased $2.7 billion or 9.7% to $30.1 billion at March 31, 2004, as compared to $27.4 billion at March 31, 2003. Total managed loans increased $11.5 billion or 10.8% to $117.6 billion at March 31, 2004, as compared to $106.1 billion at March 31, 2003. Average loan receivables increased $5.0 billion or 18.1% to $32.3 billion for the three months ended March 31, 2004, as compared to $27.4 billion for the same period in 2003. Total average managed loans increased $11.8 billion or 11.1% to $117.8 billion for the three months ended March 31, 2004, as compared to $106.0 billion for the same period in 2003.

Table 2 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 2: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)
	March 31,
	2004	2003
At Period End:
Loans held for securitization	$8,943,482	$9,523,377
Loan portfolio	21,152,344	17,901,894

Loan receivables	30,095,826	27,425,271
Securitized loans	87,490,976	78,698,578

Total managed loans	$117,586,802	$106,123,849

	For the Three Months
	Ended March 31,
	2004	2003
Average for the Period:
Loans held for securitization	$11,318,578	$9,807,427
Loan portfolio	21,001,450	17,555,619

Loan receivables	32,320,028	27,363,046
Securitized loans	85,475,544	78,669,738

Total managed loans	$117,795,572	$106,032,784

Other operating income increased $154.5 million or 8.6% to $1.9 billion for the three months ended March 31, 2004, as compared to $1.8 billion for the same period in 2003. Interest income increased $89.1 million or 9.4% to $1.0 billion for the three months ended March 31, 2004, as compared to $944.0 million for the same period in 2003. Interest expense decreased $23.1 million or 6.0% to $365.3 million for the three months ended March 31, 2004, as compared to $388.4 million for the same period in 2003.

The net credit loss ratio on loan receivables and managed loans for the three months ended March 31, 2004 was 4.45% and 4.99%, respectively. Delinquency on loan receivables and managed loans at March 31, 2004 was 3.39% and 4.27%, respectively. See “Loan Quality—Net Credit Losses” for further detail regarding net credit losses. Refer to Table 15 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three months ended March 31, 2004. See “Loan Quality—Delinquencies” for further detail regarding delinquencies. Refer to Table 10 for a reconciliation of the loan receivables delinquency ratio to the managed delinquency ratio at March 31, 2004.

Other operating expense increased $154.0 million or 12.0% to $1.4 billion for the three months ended March 31, 2004, as compared to $1.3 billion for the same period in 2003.

The Corporation’s return on average total assets for the three months ended March 31, 2004, was 3.46%, as compared to 3.28% for the same period in 2003. The increase in the return on average total assets was primarily the result of net income growing at a faster rate than average total assets, mainly as a result of the Corporation’s off-balance sheet securitization activity.

The Corporation’s return on average stockholders’ equity was 17.39% for the three months ended March 31, 2004, as compared to 18.95% for the same period in 2003. The decrease in the return on average stockholders’ equity was primarily the result of the Corporation reinvesting a significant portion of its net income back into the business. Also, the strengthening of foreign currencies against the U.S. dollar increased stockholders’ equity, partially offset by an increase in the Corporation’s dividend rate per common share and other factors.

The Corporation acquired 50 new endorsements from organizations and added 2.5 million new accounts during the three months ended March 31, 2004.

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

Net interest income, on a fully taxable equivalent basis, increased $112.2 million or 20.2% to $668.0 million for the three months ended March 31, 2004, as compared to $555.8 million for the same period in 2003. Average interest-earning assets increased $5.6 billion or 13.6% to $47.1 billion for the three months ended March 31, 2004, as compared to $41.4 billion for the same period in 2003. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $5.0 billion and an increase in average investment securities and money market instruments of $418.1 million. The yield on average interest-earning assets decreased 41 basis points to 8.83% for the three months ended March 31, 2004, as compared to 9.24% for the same period in 2003. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and investment securities and money market instruments.

Average interest-bearing liabilities increased $2.1 billion or 5.0% to $43.0 billion for the three months ended March 31, 2004, as compared to $40.9 billion for the same period in 2003. The increase in average interest-bearing liabilities was a result of an increase of $2.9 billion in average borrowed funds, partially offset by a decrease of $897.4 million in average interest-bearing deposits. The decrease in the rate paid on average interest-bearing liabilities of 43 basis points to 3.42% for the three months ended March 31, 2004, from 3.85% for the same period in 2003, reflects actions by the Federal Open Market Committee (“FOMC”) throughout 2001, in the fourth quarter of 2002, and in the second quarter of 2003 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

The Corporation’s net interest margin, on a fully taxable equivalent basis, was 5.71% for the three months ended March 31, 2004, as compared to 5.44% for the same period in 2003. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The 27 basis point increase in the net interest margin for the three months ended March 31, 2004, was primarily the result of the Corporation’s average interest-earning assets growing at a faster rate than its average interest-bearing liabilities.

See “Off Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results” for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio.

Tables 3 and 4 provide further detail regarding the Corporation’s average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three months ended March 31, 2004 and 2003.

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2004			2003

	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$91,871.64%		$146	$1,135.71%		$2
Foreign	3,695,776	2.02	18,592	3,717,536	1.98	18,135

Total interest-earning time deposits in other banks	3,787,647	1.99	18,738	3,718,671	1.98	18,137
Federal funds sold	2,010,264	1.01	5,027	2,568,556	1.26	7,954

Total money market instruments	5,797,911	1.65	23,765	6,287,227	1.68	26,091
Investment securities (a):
Domestic:
Taxable	4,336,216	2.11	22,764	3,649,308	3.11	27,994
Tax-exempt (b)	109,572	1.94	528	107,805	2.17	578

Total domestic investment securities	4,445,788	2.11	23,292	3,757,113	3.08	28,572
Foreign	436,731	4.05	4,399	217,955	4.44	2,388

Total investment securities	4,882,519	2.28	27,691	3,975,068	3.16	30,960
Other interest-earning assets (a)	4,070,778	7.75	78,476	3,800,002	8.02	75,138
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	8,601,584	11.59	247,864	7,807,967	12.40	238,742
Other consumer	37,660	5.60	524	38,723	5.39	515

Total domestic loans held for securitization	8,639,244	11.56	248,388	7,846,690	12.37	239,257
Foreign:
Credit card	2,679,334	11.44	76,214	1,960,737	11.51	55,635
Other consumer	-	-	-	-	-	-

Total foreign loans held for securitization	2,679,334	11.44	76,214	1,960,737	11.51	55,635

Total loans held for securitization	11,318,578	11.53	324,602	9,807,427	12.19	294,892
Loan portfolio:
Domestic:
Credit card	7,412,566	10.97	202,128	6,496,637	10.73	171,817
Other consumer	6,138,971	13.09	199,746	6,296,235	14.02	217,615

Total domestic loan portfolio	13,551,537	11.93	401,874	12,792,872	12.35	389,432
Foreign:
Credit card	3,831,407	11.22	106,856	2,809,962	11.63	80,605
Other consumer	3,618,506	7.79	70,050	1,952,785	9.79	47,126

Total foreign loan portfolio	7,449,913	9.55	176,906	4,762,747	10.88	127,731

Total loan portfolio	21,001,450	11.08	578,780	17,555,619	11.95	517,163

Total loan receivables	32,320,028	11.24	903,382	27,363,046	12.04	812,055

Total interest-earning assets	47,071,236	8.83	1,033,314	41,425,343	9.24	944,244
Cash and due from banks	924,850			805,316
Premises and equipment, net	2,703,419			2,524,429
Other assets	10,967,878			9,787,992
Reserve for possible credit losses	(1,226,009)			(1,111,019)

Total assets	$60,441,374			$53,432,061

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense – Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2004			2003

	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,729,102	4.08%	$210,090	$21,795,904	4.60%	$247,088
Money market deposit accounts	7,707,958	1.59	30,435	7,604,653	2.13	39,873
Interest-bearing transaction accounts	54,305.87		117	52,695	1.32	171
Savings accounts	75,713	1.01	191	68,030	1.38	232

Total domestic interest- bearing deposits	28,567,078	3.39	240,833	29,521,282	3.95	287,364
Foreign:
Time deposits	702,401	2.96	5,166	645,618	3.45	5,498

Total interest-bearing deposits	29,269,479	3.38	245,999	30,166,900	3.94	292,862
Borrowed funds:
Short-term borrowings:
Domestic	899,840	3.50	7,840	1,000,000	3.60	8,865
Foreign	961,532	1.90	4,551	187,665	3.14	1,453

Total short-term borrowings	1,861,372	2.68	12,391	1,187,665	3.52	10,318
Long-term debt and bank notes (c):
Domestic	7,234,589	2.36	42,528	7,088,338	2.65	46,384
Foreign	4,606,476	5.62	64,382	2,478,556	6.36	38,867

Total long-term debt and bank notes	11,841,065	3.63	106,910	9,566,894	3.61	85,251

Total borrowed funds	13,702,437	3.50	119,301	10,754,559	3.60	95,569

Total interest-bearing liabilities	42,971,916	3.42	365,300	40,921,459	3.85	388,431

Noninterest-bearing deposits	2,379,866			960,409
Other liabilities	3,071,573			2,293,821

Total liabilities	48,423,355			44,175,689
Stockholders' equity	12,018,019			9,256,372

Total liabilities and stockholders’ equity	$60,441,374			$53,432,061

Net interest income			$668,014			$555,813

Net interest margin		5.71			5.44
Interest rate spread		5.41			5.39

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended March 31, 2004 and 2003, was $209 and $217, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 4: Rate-Volume Variance Analysis (a) (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2004 Compared to 2003

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$144	$-	$144
Foreign	(60)	517	457

Total interest-earning time deposits in other banks	84	517	601
Federal funds sold	(1,519)	(1,408)	(2,927)

Total money market instruments	(1,435)	(891)	(2,326)
Investment securities:
Domestic:
Taxable	4,735	(9,965)	(5,230)
Tax-exempt	10	(60)	(50)

Total domestic investment securities	4,745	(10,025)	(5,280)
Foreign	2,242	(231)	2,011

Total investment securities	6,987	(10,256)	(3,269)
Other interest-earning assets	5,801	(2,463)	3,338
Loan receivables:
Loans held for securitization:
Domestic:
Credit card	24,911	(15,789)	9,122
Other consumer	(12)	21	9

Total domestic loans held for securitization	24,899	(15,768)	9,131
Foreign:
Credit card	21,038	(459)	20,579
Other consumer	-	-	-

Total foreign loans held for securitization	21,038	(459)	20,579

Total loans held for securitization	45,937	(16,227)	29,710
Loan portfolio:
Domestic:
Credit card	26,591	3,720	30,311
Other consumer	(4,752)	(13,117)	(17,869)

Total domestic loan portfolio	21,839	(9,397)	12,442
Foreign:
Credit card	29,344	(3,093)	26,251
Other consumer	34,131	(11,207)	22,924

Total foreign loan portfolio	63,475	(14,300)	49,175

Total loan portfolio	85,314	(23,697)	61,617

Total loan receivables	131,251	(39,924)	91,327

Total interest income	$142,604	$(53,534)	$89,070

Table 4: Rate-Volume Variance Analysis - Continued (a) (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2004 Compared to 2003

	Volume	Rate	Total

Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(10,992)	$(26,006)	$(36,998)
Money market deposit accounts	552	(9,990)	(9,438)
Interest-bearing transaction accounts	5	(59)	(54)
Savings accounts	25	(66)	(41)

Total domestic interest-bearing deposits	(10,410)	(36,121)	(46,531)
Foreign:
Time deposits	478	(810)	(332)

Total interest-bearing deposits	(9,932)	(36,931)	(46,863)
Borrowed funds:
Short-term borrowings:
Domestic	(801)	(224)	(1,025)
Foreign	3,875	(777)	3,098

Total short-term borrowings	3,074	(1,001)	2,073
Long-term debt and bank notes:
Domestic	1,013	(4,869)	(3,856)
Foreign	30,515	(5,000)	25,515

Total long-term debt and bank notes	31,528	(9,869)	21,659

Total borrowed funds	34,602	(10,870)	23,732

Total interest expense	24,670	(47,801)	(23,131)

Net interest income	$117,934	$(5,733)	$112,201

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

Average investment securities and money market instruments as a percentage of average interest-earning assets was 22.7% for the three months ended March 31, 2004, as compared to 24.8% for the same period in 2003. Investment securities and money market instruments remained relatively stable during the three months ended March 31, 2004, to provide liquidity to support portfolio acquisition activity and anticipated loan growth.

Interest income on investment securities, on a fully taxable equivalent basis, decreased $3.3 million or 10.6% to $27.7 million for the three months ended March 31, 2004, as compared to $31.0 million for the same period in 2003. The decrease in interest income on investment securities for the three months ended March 31, 2004, was primarily the result of an 88 basis point decrease in the yield earned on average investment securities, partially offset by an increase in average investment securities of $907.5 million for the three months ended March 31, 2004, from the same period in 2003.

Money market instruments include interest-earning time deposits in other banks and federal funds sold. Interest income on money market instruments decreased $2.3 million or 8.9% to $23.8 million for the three months ended March 31, 2004, as compared to $26.1 million for the same period in 2003. The decrease in interest income on money market instruments was the result of a decrease in average money market instruments of $489.3 million for the three months ended March 31, 2004, as compared to the same period in 2003.

Other Interest-Earning Assets

Other interest-earning assets include the Corporation’s retained interests in securitization transactions, which are the interest-only strip receivable, cash reserve accounts, and accrued interest and fees on securitized loans. Also included in other interest-earning assets is the Corporation’s investment in Federal Reserve Bank stock. The Corporation accrues interest income related to its retained beneficial interests in its securitization transactions accounted for as sales in the Corporation’s consolidated financial statements. The Corporation includes these retained interests in accounts receivable from securitization in the consolidated statements of financial condition.  See “Note F: Asset Securitization” to the consolidated financial statements for further discussion.

Interest income on other interest-earning assets increased $3.3 million or 4.4% to $78.5 million for the three months ended March 31, 2004, as compared to $75.1 million for the same period in 2003. The increase in interest income on other interest-earning assets for the three months ended March 31, 2004, was primarily the result of an increase of $270.8 million in average other interest-earning assets partially offset by a decrease in the yield earned on other interest-earning assets of 27 basis points, as compared to the same period in 2003. The increase in average other interest-earning assets was primarily attributable to the increase in the Corporation’s interest-only strip receivable and cash reserve accounts. The decrease in the yield earned on average other interest-earning assets was primarily the result of the decrease in the discount rate assumptions used in the valuation of the Corporation’s retained beneficial interest in its securitization transactions.

Loan Receivables

Loan receivables consist of the Corporation’s loans held for securitization and loan portfolio.

Interest income generated by the Corporation's loan receivables increased $91.3 million or 11.2% to $903.4 million for the three months ended March 31, 2004, as compared to $812.1 million for the same period in 2003. The increase in interest income on loan receivables for the three months ended March 31, 2004, was primarily the result of an increase in average loan receivables of $5.0 billion from the same period in 2003. The yield earned by the Corporation for the three months ended March 31, 2004, on average loan receivables decreased 80 basis points to 11.24%, as compared to 12.04% for the same period in 2003.

Table 5 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans. Loan receivables were $30.1 billion at March 31, 2004, as compared to $33.6 billion at December 31, 2003.

Table 5: Loan Receivables Distribution
(dollars in thousands) (unaudited)
	March 31,	December 31,
	2004	2003

Loans held for securitization (a):
Domestic:
Credit card	$6,655,977	$10,274,262
Other consumer	53,588	11,653

Total domestic loans held for securitization	6,709,565	10,285,915
Foreign:
Credit card	2,233,917	2,798,190
Other consumer	-	-

Total foreign loans held for securitization	2,233,917	2,798,190

Total loans held for securitization	8,943,482	13,084,105
Loan portfolio:
Domestic:
Credit card	7,547,340	7,905,173
Other consumer	6,956,984	6,211,016

Total domestic loan portfolio	14,504,324	14,116,189
Foreign:
Credit card	2,585,185	4,005,334
Other consumer	4,062,835	2,418,449

Total foreign loan portfolio	6,648,020	6,423,783

Total loan portfolio	21,152,344	20,539,972

Total loan receivables (b)	$30,095,826	$33,624,077

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

(b) $3.3 billion and $1.3 billion of commercial loan receivables are included in loan receivables at March 31, 2004 and December 31, 2003, respectively.

Domestic Credit Card Loan Receivables

Domestic credit card loan receivables decreased $4.0 billion or 21.9% to $14.2 billion at March 31, 2004, as compared to $18.2 billion at December 31, 2003. The decrease in domestic credit card loan receivables at March 31, 2004, was primarily the result of Customers paying down balances that existed at December 31, 2003 combined with a net increase in securitization activity. Customers typically pay down balances that were built up over the holiday shopping season in the first quarter of the subsequent year. These decreases were partially offset by domestic credit card loans originated through marketing programs.

During the three months ended March 31, 2004, the Corporation securitized $2.3 billion of domestic credit card loan receivables, offset by an increase of $1.3 billion in the Corporation's loan portfolio when certain securitization transactions used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables.

The yield on average domestic credit card loan receivables was 11.30% for the three months ended March 31, 2004, as compared to 11.64% for the same period in 2003. The decrease of 34 basis points in the yield on average domestic credit card loan receivables reflects lower average promotional interest rates offered to attract and retain Customers and to grow loan receivables and an increase in the percentage of loans in the portfolio with promotional interest rates.

Domestic credit card loans held for securitization decreased $3.6 billion or 35.2% to $6.7 billion at March 31, 2004, as compared to $10.3 billion at December 31, 2003. The decrease reflects lower levels of domestic credit card loan principal receivables eligible for securitization at March 31, 2004.

Domestic Other Consumer Loan Receivables

Domestic other consumer loan receivables increased $787.9 million or 12.7% to $7.0 billion at March 31, 2004, as compared to $6.2 billion at December 31, 2003. The increase in domestic other consumer loan receivables was primarily due to the acquisition of SFS, which increased domestic other consumer loans by $893.0 million. This increase was partially offset by a decrease in sales finance loans as the Corporation placed less emphasis on this product. Sales finance products are unsecured lending products that are offered by the Corporation through associations with retailers where the Corporation provides financing to Customers to purchase the retailer’s goods and services. The Corporation generally charges a higher interest rate for its sales finance products than its other unsecured lending products.

The yield on average domestic other consumer loan receivables was 13.04% for the three months ended March 31, 2004, as compared to 13.96% for the same period in 2003. The decrease of 92 basis points in the yield on average domestic other consumer loan receivables reflects a change in the mix of unsecured lending products relative to sales finance products as well as a continued lower interest rate environment impact on new account yields. The Corporation’s domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation’s domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans.

Foreign Credit Card Loan Receivables

Foreign credit card loan receivables decreased $2.0 billion or 29.2% to $4.8 billion at March 31, 2004, as compared to $6.8 billion at December 31, 2003. The decrease in foreign credit card loan receivables for the three months ended March 31, 2004 was primarily the result of a net increase in securitization activity combined with Customers paying down balances that existed at December 31, 2003. These decreases were partially offset by loan originations through marketing programs at the Corporation’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada, and strengthening of foreign currencies against the U.S. dollar. During the three months ended March 31, 2004, the Corporation securitized $1.4 billion of foreign credit card loans. The strengthening of foreign currencies increased foreign credit card loan receivables by $105.4 million for the three months ended March 31, 2004.

The yield on average foreign credit card loan receivables was 11.31% for the three months ended March 31, 2004, as compared to 11.58% for the same period in 2003. The decrease of 27 basis points in the yield on average foreign credit card loan receivables reflects lower average promotional and non-promotional interest rates offered to attract and retain Customers and to grow loan receivables.

Foreign Other Consumer Loan Receivables

Foreign other consumer loan receivables increased $1.6 billion or 68.0% to $4.1 billion at March 31, 2004, as compared to $2.4 billion at December 31, 2003. The growth in foreign other consumer loan receivables for the three months ended March 31, 2004 was primarily a result of the PCL acquisition of $1.6 billion of commercial and consumer loans by MBNA Europe. The strengthening of foreign currencies also increased foreign other consumer loan receivables by $82.1 million for the three months ended March 31, 2004.

The yield on average foreign other consumer loan receivables was 7.79% for the three months ended March 31, 2004, as compared to 9.79% for the same period in 2003. The decrease of 200 basis points in the yield on average foreign other consumer loan receivables was primarily the result of the PCL acquisition. Once PCL has been fully integrated into the Corporation’s operations and results thereof, the Corporation expects the yield on average foreign other consumer loan receivables to return to historic levels. The interest income impact on foreign other consumer loan receivables related to PCL was not significant for the three months ending March 31, 2004. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding the PCL acquisition.

Table 6 reconciles the Corporation’s average loan receivables to average managed loans.

Table 6: Reconciliation of Average Loan Receivables to Average Managed Loans
(dollars in thousands) (unaudited)

For the Three Months Ended March 31,	2004			2003

	Average Balance	Yield	Income	Average Balance	Yield	Income

Loan receivables:
Domestic:
Credit card	$16,014,150	11.30%	$449,992	$14,304,604	11.64%	$410,559
Other consumer	6,176,631	13.04	200,270	6,334,958	13.96	218,130
Foreign:
Credit card	6,510,741	11.31	183,070	4,770,699	11.58	136,240
Other consumer	3,618,506	7.79	70,050	1,952,785	9.79	47,126

Total loan receivables	32,320,028	11.24	903,382	27,363,046	12.04	812,055
Securitized loans	85,475,544	11.62	2,469,160	78,669,738	12.28	2,382,515

Total managed loans	$117,795,572	11.52	$3,372,542	$106,032,784	12.22	$3,194,570

Premises and Equipment

In 2001, the Corporation launched a multi-phase project to extend the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Canada already uses this system. The capital expenditures associated with capitalized software for this project at March 31, 2004 and December 31, 2003, were $238.3 million and $214.0 million, respectively. The Corporation anticipates total capital expenditures of approximately $300 million related to this project and estimates the project will be completed during the second quarter of 2004. This asset will be amortized over a five year period.

Accounts Receivable from Securitization

Accounts receivable from securitization increased $2.1 billion or 26.7% to $9.8 billion at March 31, 2004, as compared to $7.8 billion at December 31, 2003. The increase in accounts receivable from securitization was primarily due to an increase on the sale of new loan principal receivables to the trust. These amounts increase as the trust securitizes new loan principal receivables and these amounts also increase when the Corporation begins accumulating principal payments to pay the investors for the amount of securitized transactions that are scheduled to mature.

“Note F: Asset Securitization” to the consolidated financial statements provides further detail regarding accounts receivable from securitization.

Interest-Bearing Deposits

Total interest expense on deposits decreased $46.9 million or 16.0% to $246.0 million for the three months ended March 31, 2004, as compared to $292.9 million for the same period in 2003. The decrease in interest expense on deposits for the three months ended March 31, 2004, was the result of a decrease of 56 basis points in the rate paid on average interest-bearing deposits combined with a decrease of $897.4 million in average interest-bearing deposits. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC throughout 2001, in the fourth quarter of 2002, and the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

The Corporation’s money market deposit accounts are variable-rate products. In addition, the Corporation’s foreign time deposits, although fixed-rate, generally mature within one year. Therefore, the decrease in market interest rates in the second quarter of 2003 permitted the Corporation to decrease the rate paid on average money market deposit accounts and average foreign time deposits during the three months ended March 31, 2004, as compared to the same period in 2003. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation realized the benefits of the second quarter 2003 decrease in market interest rates on domestic time deposits more slowly than on money market deposits, but continued to realize the benefits of the 2001 and 2002 decrease in market interest rates on domestic time deposits.

The decrease in average interest-bearing deposits for the three months ended March 31, 2004, was a result of a decrease in the average amount of brokered deposits held by the Corporation, partially offset by the Corporation’s continued emphasis on marketing domestic time deposits and money market deposit accounts to members of certain endorsing organizations to fund loan and other asset growth and to diversify funding sources.

Borrowed Funds

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Short-Term Borrowings

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by the Bank, short-term deposit notes issued by MBNA Canada, on-balance-sheet structured financings, and other transactions with maturities greater than one business day but less than one year.

Interest expense on short-term borrowings increased $2.1 million or 20.1% to $12.4 million for the three months ended March 31, 2004, as compared to $10.3 million for the same period in 2003. The increase in interest expense on short-term borrowings was primarily the result of an increase of $673.7 million in average short-term borrowings, partially offset by a decrease of 84 basis points in the rate paid on average short-term borrowings from the same period in 2003.

Domestic Short-Term Borrowings

Interest expense on domestic short-term borrowings decreased $1.0 million or 11.6% to $7.8 million for the three months ended March 31, 2004, as compared to $8.9 million for the same period in 2003. The decrease in interest expense on domestic short-term borrowings for the three months ended March 31, 2004 was primarily the result of a decrease of $100.2 million in average domestic short-term borrowings.

Foreign Short-Term Borrowings

Interest expense on foreign short-term borrowings increased $3.1 million to $4.6 million for the three months ended March 31, 2004, as compared to $1.5 million for the same period in 2003. The increase in interest expense on foreign short-term borrowings for the three months ended March 31, 2004 was primarily the result of an increase of $773.9 million in average foreign short-term borrowings, partially offset by a 124 basis point decrease in the interest rate paid on average short-term borrowings. The increase in average foreign short-term borrowings for the three months ended March 31, 2004 was primarily the result of the assumption of debt from the PCL acquisition. Once PCL has been fully integrated into the Corporation’s operations and results thereof, the Corporation expects the yield on average foreign short-term borrowings to return to historic levels. The interest expense impact on foreign short-term borrowings relating to PCL was not significant for the three months ending March 31, 2004. See “Note K: Acquisitions” and “Note G: Short-Term Borrowings” to the consolidated financial statements for further detail regarding the PCL acquisition.

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

Interest expense on long-term debt and bank notes increased $21.7 million or 25.4% to $106.9 million for the three months ended March 31, 2004, as compared to $85.3 million for the same period in 2003. The increase in interest expense on long-term debt and bank notes during the three months ended March 31, 2004, from the same period in 2003 was primarily the result of an increase in average long-term debt and bank notes of $2.3 billion, as compared to the same period in 2003.

Domestic Long-Term Debt and Bank Notes

Interest expense on domestic long-term debt and bank notes decreased $3.9 million or 8.3% to $42.5 million for the three months ended March 31, 2004, as compared to $46.4 million the same period in 2003. The decrease in interest expense on domestic long-term debt and bank notes for the three months ended March 31, 2004, was primarily a result of a decrease of 29 basis points in the rate paid on average domestic long-term debt and bank notes, partially offset by an $146.3 million increase in average domestic long-term debt and bank notes. The decrease in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC in the second quarter of 2003 that impacted overall market interest rates.

Foreign Long-Term Debt and Bank Notes

Interest expense on foreign long-term debt and bank notes increased $25.5 million or 65.6% to $64.4 million during the three months ended March 31, 2004, as compared to $38.9 million for the same period in 2003. The increase in interest expense on foreign long-term debt and bank notes was primarily the result of an increase in average foreign long-term debt and bank notes of $2.1 billion or 85.9% to $4.6 billion for three months ended March 31, 2004, as compared to $2.5 billion for the same period in 2003, partially offset by a decrease of 74 basis points in the rate paid on average foreign long-term debt and bank notes. MBNA Europe and MBNA Canada issued additional long-term debt and bank notes over the past twelve months to fund loan and other asset growth and to diversify funding sources.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $475.4 million or 17.8% to $3.1 billion at March 31, 2004, as compared to $2.7 billion at December 31, 2003. This increase was primarily the result of an increase in the amount of payables related to MBNA Europe’s loans for insurance premiums, specifically related to the PCL acquisition. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding the PCL acquisition.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased $61.9 million or 15.1% to $471.2 million at March 31, 2004, as compared to $409.3 million at December 31, 2003. The increase was primarily attributable to foreign currency translation amounts related to the strengthening of foreign currencies against the U.S. dollar. See “Note I: Comprehensive Income” to the consolidated financial statements for further discussion.

Total Other Operating Income

Total other operating income includes securitization income, interchange income, credit card fees, other consumer loan fees, insurance income, and other income. Total other operating income increased $154.5 million or 8.6% to $1.9 billion for the three months ended March 31, 2004, as compared to $1.8 billion for the same period in 2003.

Table 7 presents the components of total other operating income.

Table 7: Components of Total Other Operating Income
(dollars in thousands) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003
Securitization income:
Excess servicing fees (a)	$1,185,035	$1,068,159
Loan servicing fees (a)	405,448	369,958
Gain from the sale of loan principal receivables for new securitizations (b)	25,134	25,264
Net revaluation of interest-only strip receivable (b)	(47,075)	12,119

Total securitization income	1,568,542	1,475,500

Interchange	101,573	89,666
Credit card fees	163,073	126,784
Other consumer loan fees	33,380	26,075
Insurance	52,897	53,487
Other	23,067	16,497

Total other operating income	$1,942,532	$1,788,009

(a) Total securitization servicing fees include excess servicing fees and loan servicing fees.
(b) The net gain (or loss) from securitization activity includes the gain from the sale of loan principal receivables for new securitizations and the net revaluation of the interest-only strip receivable.

Certain components and changes in total other operating income are discussed as follows:

Securitization Income

Securitization income includes excess servicing and loan servicing fees, the gain from the sale of loan principal receivables recognized for new securitizations, and the net revaluation of the Corporation’s interest-only strip receivable. The Corporation has the rights to all excess revenue generated from the securitized loans arising after the trusts absorb the cost of funds, loan servicing fees and credit losses (“excess servicing fees”). The Corporation continues to service the securitized loans and receives an annual contractual servicing fee of approximately 2% of the investor principal outstanding (“loan servicing fees”). The Corporation recognizes a gain from the sale of loan principal receivables for new securitizations. Securitization income is also impacted by the net revaluation of the Corporation’s interest-only strip receivable as a result of changes in the estimated excess spread to be earned in the future and changes in projected loan payment rates and securitization transactions that are currently in their scheduled accumulation period. The accumulation period occurs when the trusts begin accumulating principal collections to make principal payments to the investors, instead of purchasing new loan principal receivables from the Corporation.

Securitization income increased $93.0 million or 6.3% to $1.6 billion for the three months ended March 31, 2004, as compared to $1.5 billion for the same period in 2003. This increase is discussed below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. These items are discussed below.

Table 8 provides further detail regarding total excess servicing fees.

Table 8: Components of Total Excess Servicing Fees
(dollars in thousands) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003
Interest income on securitized loans	$2,391,738	$2,308,383
Interest expense on securitized loans	(423,714)	(411,267)

Net interest income on securitized loans	1,968,024	1,897,116
Other fee income on securitized loans	733,480	641,296
Net credit losses on securitized loans	(1,111,021)	(1,100,295)

Total securitization servicing fees	1,590,483	1,438,117
Loan servicing fees	(405,448)	(369,958)

Total excess servicing fees	$1,185,035	$1,068,159

Excess Servicing Fees

Excess servicing fees increased $116.9 million or 10.9% to $1.2 billion for the three months ended March 31, 2004, as compared to $1.1 billion for the same period in 2003. The increase for the three months ended March 31, 2004 was primarily the result of an increase in net interest income and other fee income earned on securitized loans, partially offset by an increase in loan servicing fees.

Certain measures of securitized loan performance are discussed below. The Corporation’s net interest income as reported and net interest margin as reported are discussed under “Net Interest Income.” Refer to “Table 19” for the reconciliation of net interest income to managed net interest income. Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results” for the calculation of the Corporation’s net interest margin on securitized interest-earning assets and the calculation of the Corporation’s net interest margin. The Corporation’s net credit losses on loan receivables are discussed under “Loan Quality—Net Credit Losses.” Refer to “Table 15” for the reconciliation of net credit losses on loan receivables to the net credit losses on managed loans and the calculation of the net credit loss ratio on loan receivables and securitized loans.

Net interest income on securitized loans increased by $70.9 million or 3.7% to $2.0 billion for the three months ended March 31, 2004, as compared to $1.9 billion for the same period in 2003. Net interest income on securitized loans was affected by the growth in average securitized loans, which increased $6.8 billion or 8.7% to $85.5 billion for the three months ended March 31, 2004, as compared to $78.7 billion for the same period in 2003. The growth in average securitized loans was consistent with the overall growth in the Corporation’s average managed loans, which increased 11.1% for the three months ended March 31, 2004, as compared to the same period in 2003.

The net interest margin on securitized interest-earning assets decreased to 9.72% for the three months ended March 31, 2004, as compared to 10.27% for the same period in 2003. The securitized net interest margin represents net interest income on securitized loans for the period expressed as a percentage of average securitized interest-earning assets.

Changes in the yield earned on average securitized loans and the interest rate paid to investors on the Corporation’s securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 11.62% for the three months ended March 31, 2004, as compared to 12.28% for the same period in 2003. The decrease of 66 basis points in the yield earned on average securitized loans for the three months ended March 31, 2004 as compared to the same period in 2003, reflects lower average interest rates offered to attract and retain Customers and to grow managed loans. Refer to “Loan Receivables” for the calculation of the yield on average securitized loans and the yield on average loan receivables as well as a discussion of the yield on average loan receivables.

The interest rate paid to investors in the Corporation’s average securitization transactions was 2.03% for the three months ended March 31, 2004, as compared to 2.17% for the same period in 2003. The decrease of 14 basis points in the average interest rate paid to investors for the three months ended March 31, 2004 and 2003 reflects the continued impact of actions by the FOMC in the second quarter of 2003 that impacted overall market interest rates. The interest rate paid to investors generally resets on a monthly basis. The interest rate paid on the Corporation’s average net interest-bearing liabilities is discussed under “Interest-Bearing Deposits” and “Borrowed Funds.” Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results” for the calculation of the interest rate paid to investors on the Corporation’s average securitization transactions and the calculation of the interest rate on average net interest-bearing liabilities.

Other fee income generated by securitized loans increased by $92.2 million or 14.4% to $733.5 million for the three months ended March 31, 2004, as compared to $641.3 million for the same period in 2003, primarily as a result of higher average securitized loans. The increase for the three months ended March 31, 2004 is also attributable to an increase in the average fees assessed related to the implementation of modified late and cash advance fee structures.

Securitized net credit losses increased by $10.7 million or 1.0% to $1.1 billion for the three months ended March 31, 2004 as compared to the same period in 2003. The net charge-off rate on securitized loans decreased by 39 basis points to 5.20% for the three months ended March 31, 2004 as compared to 5.59% for the same period in 2003. This decrease in rate was offset by an increase in average securitized loans which resulted in an increase in net credit losses on securitized loans.

The increase in loan servicing fees, which is described below, decreased excess servicing fees.

Loan Servicing Fees

Loan servicing fees during the three months ended March 31, 2004 increased $35.5 million or 9.6% to $405.4 million, as compared to $370.0 million for the same period in 2003. The increase was a result of a $6.8 billion or 8.7% increase in average securitized loans for the three months ended March 31, 2004. The growth in average securitized loans reflects the overall growth in the Corporation’s average managed loans, which increased 11.1% for the three months ended March 31, 2004.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card and other consumer loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net loss from securitization activity was $21.9 million for the three months ended March 31, 2004, as compared to a net gain of $37.4 million for the same period in 2003, resulting in a decrease in securitization income of $59.3 million for the three months ended March 31, 2004.

Certain components of the net gain (or loss) from securitization activity are discussed separately as follows:

Gain from the Sale of Loan Principal Receivables

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140 is included in securitization income in the Corporation’s consolidated statements of income. The gain was $25.1 million (net of securitization transaction costs of $15.6 million) for the three months ended March 31, 2004 (on the sale of $3.6 billion of credit card loan principal receivables for the three months ended March 31, 2004), as compared to a gain of $25.3 million (net of securitization transaction costs of $8.7 million) for the same period in 2003 (on the sale of $2.8 billion of credit card loan principal receivables for the same period in 2003).

Net Revaluation of the Interest-Only Strip Receivable

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables decreased to 5.01% at March 31, 2004, as compared to 5.19% at December 31, 2003. The decrease in the projected excess spread for the three months ended March 31, 2004, used to value the interest-only strip receivable was the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans. This decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was offset by a decrease in projected charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables increased to 2.58% at March 31, 2004, as compared to 1.95% at December 31, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables. This increase was partially offset by a decrease in projected interest yields on securitized other consumer loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans. The net of these items and all other changes in the fair value of the interest-only strip receivable for both securitized credit card loan principal receivables and securitized other consumer loan principal receivables resulted in a $47.1 million loss for the three months ended March 31, 2004.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables increased to 4.94% at March 31, 2003, as compared to 4.84% at December 31, 2002. The increase in the projected excess spread for the three months ended March 31, 2003, used to value the interest-only strip receivable was the result of an increase in projected interest yields on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables increased to 2.02% at March 31, 2003, as compared to .91% at December 31, 2002. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables combined with a decrease in the projected interest rate paid to investors, partially offset by a decrease in projected interest yields. The net on these items and all other changes in the fair value of the interest-only strip receivable for both securitized credit card loan principal receivables and securitized other consumer loan principal receivables resulted in a $12.1 million gain for the three months ended March 31, 2003.

“Note F: Asset Securitization” to the consolidated financial statements provides further detail regarding the sensitivity to changes in the key assumptions and estimates used in determining the estimated value of the interest-only strip receivable.

Interchange

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. Such fees are set annually by MasterCard International Incorporated (“MasterCard”) and Visa U.S.A. Incorporated (“Visa”).

Interchange income increased $11.9 million or 13.3% to $101.6 million for the three months ended March 31, 2004, as compared to $89.7 million for the same period in 2003. The increase in interchange income for the three months ended March 31, 2004 was primarily the result of an increase in cardholder sales volume. Additionally in the second and third quarter of 2003, MasterCard and Visa increased their interchange rates. Interchange income on securitized loans is included in securitization income.

Credit Card Fees

Credit card fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees on credit card loans.

Credit card fees increased $36.3 million or 28.6% to $163.1 million for the three months ended March 31, 2004, as compared to $126.8 million for the same period in 2003. The increase in credit card fees for the three months ended March 31, 2004 was primarily the result of the growth in the Corporation’s loan receivables, an increase in the number of accounts, an increase in the average fees assessed related to the implementation of modified late and cash advance fee structures, and a modification of payment due dates on credit card accounts. Credit card fees on securitized loans are included in securitization income.

Other Consumer Loan Fees

Other consumer loan fees increased $7.3 million or 28.0% to $33.4 million for the three months ended March 31, 2004, as compared to $26.1 million for the same period in 2003. The increase in other consumer loan fees for the three months ended March 31, 2004 was primarily the result of an increase in the average cash advance fees assessed. Other consumer loan fees on securitized loans are included in securitization income.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, and other operating expenses.

Total other operating expense increased $154.0 million or 12.0% to $1.4 billion for the three months ended March 31, 2004, as compared to $1.3 billion for the same period in 2003. The growth in total other operating expense for the three months ended March 31, 2004 primarily reflects the Corporation’s continued investment in attracting, servicing, and retaining Customers.

The Corporation added 2.5 million new accounts during the three months ended March 31, 2004, as compared to 2.3 million new accounts for the same period in 2003. The Corporation added 50 new endorsements from organizations during the three months ended March 31, 2004, as compared to 80 new endorsements for the same period in 2003. Certain components of other operating expenses are discussed below.

Salaries and Employee Benefits

Salaries and employee benefits increased $41.4 million or 7.9% to $567.9 million for the three months ended March 31, 2004, as compared to $526.5 million for the same period in 2003. The increase in salaries and employee benefits for the three months ended March 31, 2004 was primarily related to increases in employee salary levels and an increased number of people to service the Corporation’s higher number of Customers.

The Corporation had approximately 27,700 and 25,800 full-time equivalent employees, at March 31, 2004, and 2003, respectively.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation’s noncontributory defined benefit pension plan (“Pension Plan”) and the supplemental executive retirement plan (“SERP”) of $29.3 million for the three months ended March 31, 2004, as compared to $24.8 million for the same period in 2003. The Corporation anticipates, based on current conditions, that net periodic benefit cost for the Pension Plan and the SERP will increase by $14.5 million in 2004 because of a lower assumed discount rate and normal operations of the plans, partially offset by a lower assumed rate of compensation increase. The Corporation expects to contribute the maximum tax deductible contribution to the Pension Plan in 2004, which is estimated to be approximately $75 million. For the three months ended March 31, 2004, the Corporation contributed $60.0 million to the Pension Plan. In 2003, the Corporation contributed $69.0 million to the Pension Plan.

“Note J: Employee Benefits” to the consolidated financial statements provides further detail regarding the Corporation’s employee benefits for the three months ended March 31, 2004 and 2003. “Note 22: Employee Benefits” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s employee benefits.

Other Expense Component of Other Operating Expense

The other expense component of other operating expense increased $107.8 million or 17.1% to $738.5 million for the three months ended March 31, 2004, as compared to $630.7 million for the same period in 2003. Certain components of the other expense component of other operating expense are discussed separately.

Table 9 provides further detail regarding the other expense components of the Corporation’s other operating expenses.

Table 9: Other Expense Components of Other Operating Expense
(dollars in thousands) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003

Purchased services	$175,407	$145,516
Advertising	117,549	104,032
Collection	23,416	16,600
Stationery and supplies	10,093	9,871
Service bureau	22,618	18,638
Postage and delivery	132,814	102,584
Telephone usage	22,152	21,917
Loan receivable fraud losses	37,133	34,139
Amortization of intangible assets	107,366	96,635
Other	89,914	80,777

Total other expense	$738,462	$630,709

Purchased Services

Purchased Services expense increased $29.9 million or 20.5% to $175.4 million for the three months ended March 31, 2004, as compared to $145.5 million for the same period in 2003. The increase in purchased services expense for the three months ended March 31, 2004 reflects additional services provided by third-party vendors.

Advertising

Advertising expense increased $13.5 million or 13.0% to $117.5 million for the three months ended March 31, 2004, as compared to $104.0 million for the same period in 2003. The increase in advertising expense for the three months ended March 31, 2004 reflects the Corporation’s continued investment in attracting and retaining Customers, primarily in the Corporation’s international markets.

Postage and Delivery

Postage and delivery expense increased $30.2 million or 29.5% to $132.8 million for the three months ended March 31, 2004, as compared to $102.6 million for the same period in 2003. The increase in postage and delivery expense for the three months ended March 31, 2004 reflects the Corporation’s continued investment in attracting, servicing, and retaining Customers. Also during the three months ended March 31, 2004, the Corporation increased the marketing of its products through increased levels of mailings to existing and potential Customers.

Amortization of Intangible Assets

Amortization of intangible assets increased $10.7 million or 11.1% to $107.4 million for the three months ended March 31, 2004, as compared to $96.6 million for the same period in 2003. The increase in amortization of intangible assets for the three months ended March 31, 2004 reflects an increase in loan portfolio acquisition activity in recent years.

“Note 3: Significant Accounting Policies – Intangible Assets” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and “Critical Accounting Policies – Intangible Assets and Goodwill” provides further detail regarding the Corporation’s intangible assets.

Other

Other expense increased $9.1 million or 11.3% to $89.9 million for the three months ended March 31, 2004, as compared to $80.8 million for the same period in 2003. The increase in other expense for the three months ended March 31, 2004 was primarily related to losses recorded on sales of fixed assets and the write down to fair market value of certain fixed assets that the Corporation intends to sell.

Income Taxes

Income tax expense increased $39.2 million or 16.0% to $283.6 million for the three months ended March 31, 2004, as compared to $244.3 million for the same period in 2003. These amounts represent an effective tax rate of 35.3% for the three months ended March 31, 2004, and 36.1% for the same period in 2003. The reduction in the effective tax rate was primarily driven by favorable resolutions of examination issues at the federal and state levels, combined with a continuing benefit from earnings of the Corporation’s foreign subsidiaries, which are taxed at lower rates.

Loan Quality

The Corporation’s loan quality at any time reflects, among other factors, the credit quality of the Corporation’s credit card and other consumer loans, the success of the Corporation’s collection efforts, the composition of credit card and other consumer loans included in the Corporation’s loan receivables, the seasoning of the Corporation’s loans, and general economic conditions. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize. The Corporation’s financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation’s loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation considers the levels of delinquent loans, renegotiated loans, re-aged loans, and other factors in determining the appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees. The following loan quality discussion includes credit risk, delinquencies, renegotiated loan programs, which include nonaccrual loans and reduced-rate loans, re-aged loans, net credit losses, the reserve and provision for possible credit losses, and the estimate of uncollectible accrued interest and fees. See “Critical Accounting Policies—Reserve For Possible Credit Losses” and “Revenue Recognition” for further discussion.

Credit Risk

Credit risk is one of the Corporation’s most significant risks. It primarily represents the risk to earnings and capital arising from the failure of Customers to repay loans according to their terms. Credit risk is particularly important for the Corporation because its primary products are unsecured consumer credit cards and other unsecured consumer loans that generally have higher credit risks than secured consumer lending products, such as mortgage loans and automobile loans, and commercial lending products. In addition, the Corporation generates significant revenues from fees, such as late and overlimit fees, on accounts that exhibit higher credit risk.

Management attempts to manage credit risk through a variety of techniques, including prudent underwriting of applications for credit and review of credit risk for portfolios of loans that are acquired, setting and managing appropriate credit line amounts, monitoring account usage and, where appropriate, blocking use of accounts and working with Customers with past-due balances to help them manage their accounts and to collect past-due amounts. These efforts are described under “Business” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

The level of the Corporation’s credit risk is affected by the Corporation’s marketing and credit underwriting strategies. The Corporation markets its products through endorsements from associations, financial institutions, and other organizations. Through this endorsed marketing strategy and the Corporation’s underwriting of loan applications, the Corporation attempts to attract quality loan applicants and offer optimal, initial credit lines on accounts and periodic credit-line increases, resulting in higher usage and average account balances. When Customers experience financial difficulties, however, the higher usage and average account balances will result in higher average balances for accounts that charge off. The Corporation attempts to control this risk through blocking the use of accounts or reducing credit lines. The Corporation may also set or increase the interest rate charged on accounts to compensate for increased credit risk. For example, as discussed under “Loan Quality—Delinquencies” below, the Corporation generally charges higher interest rates on domestic other consumer loan receivables because these receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card loan receivables. The Corporation also assesses certain fees, such as late and overlimit fees, to encourage Customers to pay and manage their accounts responsibly and to compensate the Corporation for the additional risk associated with delinquency and overlimit activity on the Customers’ accounts.

Credit quality and the impact of credit losses on the Corporation’s financial condition and results of operations are discussed below.

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation’s delinquent loans. Delinquency as a percentage of the Corporation's loan receivables was 3.39% at March 31, 2004, as compared to 3.84% at December 31, 2003. The Corporation's delinquency as a percentage of managed loans was 4.27% at March 31, 2004, as compared to 4.39% at December 31, 2003.

Table 10 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Loan delinquency on domestic credit card loan receivables was 3.52% at March 31, 2004, as compared to 4.27% at December 31, 2003. Loan delinquency on domestic other consumer loan receivables was 4.68% at March 31, 2004, as compared to 5.45% at December 31, 2003. Loan delinquency on foreign credit card loan receivables was 2.18% at March 31, 2004, as compared to 1.84% at December 31, 2003. Loan delinquency on foreign other consumer loan receivables was 2.18% for March 31, 2004, as compared to 2.06% at December 31, 2003. The delinquency rate on the Corporation’s foreign loan receivables is typically lower than the delinquency rate on the Corporation’s domestic loan receivables. The Corporation’s domestic other consumer loan receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card loan receivables. As a result, the Corporation generally charges higher interest rates on domestic other consumer loan receivables.

Table 10: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)
	March 31, 2004		December 31, 2003

Loan receivables:
Loan receivables outstanding	$30,095,826		$33,624,077
Loan receivables delinquent:
30 to 59 days	$332,313	1.10%	$429,266	1.28%
60 to 89 days	226,637.75		277,928.83
90 or more days (c)	462,772	1.54	582,605	1.73

Total	$1,021,722	3.39%	$1,289,799	3.84%

Loan receivables delinquent by geographic area:
Domestic:
Credit card	$499,945	3.52%	$775,420	4.27%
Other consumer	328,140	4.68	339,199	5.45

Total domestic	828,085	3.90	1,114,619	4.57
Foreign:
Credit card	105,122	2.18	125,285	1.84
Other consumer	88,515	2.18	49,895	2.06

Total foreign	193,637	2.18	175,180	1.90

Total	$1,021,722	3.39	$1,289,799	3.84

Securitized loans:
Securitized loans outstanding	$87,490,976		$84,869,483
Securitized loans delinquent:
30 to 59 days	$1,225,160	1.40%	$1,235,230	1.46%
60 to 89 days	850,149.97		818,356.96
90 or more days (c)	1,924,694	2.20	1,860,265	2.19

Total	$4,000,003	4.57%	$3,913,851	4.61%

Securitized loans delinquent by geographic area:
Domestic:
Credit card	$3,314,741	4.83%	$3,244,512	4.80%
Other consumer	318,394	5.62	351,655	6.20

Total domestic	3,633,135	4.89	3,596,167	4.91
Foreign:
Credit card	366,868	2.79	317,684	2.74
Other consumer	-	-	-	-

Total foreign	366,868	2.79	317,684	2.74

Total	$4,000,003	4.57	$3,913,851	4.61

Managed loans:
Managed loans outstanding	$117,586,802		$118,493,560
Managed loans delinquent:
30 to 59 days	$1,557,473	1.32%	$1,664,496	1.40%
60 to 89 days	1,076,786.92		1,096,284.93
90 or more days (c)	2,387,466	2.03	2,442,870	2.06

Total	$5,021,725	4.27%	$5,203,650	4.39%

Managed loans delinquent by geographic area:
Domestic:
Credit card	$3,814,686	4.60%	$4,019,932	4.69%
Other consumer	646,534	5.10	690,854	5.81

Total domestic	4,461,220	4.67	4,710,786	4.82
Foreign:
Credit card	471,990	2.62	442,969	2.41
Other consumer	88,515	2.18	49,895	2.06

Total foreign	560,505	2.54	492,864	2.37

Total	$5,021,725	4.27	$5,203,650	4.39

(a) Amounts exclude nonaccrual loans, which are presented in Table 12.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) See Table 11 for further detail on accruing loans past due 90 days or more.

Accruing Loans Past Due 90 days Or More

Table 11 presents the Corporation's accruing loan receivables past due 90 days or more and includes a reconciliation to the accruing managed loans past due 90 days or more.

Table 11: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands) (unaudited)
	March 31,	December 31,
	2004	2003

Loan receivables:
Domestic:
Credit card	$231,954	$365,668
Other consumer	164,121	164,315

Total domestic	396,075	529,983
Foreign:
Credit card	38,659	41,784
Other consumer	28,038	10,838

Total foreign	66,697	52,622

Total	$462,772	$582,605

Securitized loans:
Domestic:
Credit card	$1,612,567	$1,563,719
Other consumer	161,868	174,314

Total domestic	1,774,435	1,738,033
Foreign:
Credit card	150,259	122,232
Other consumer	-	-

Total foreign	150,259	122,232

Total	$1,924,694	$1,860,265

Managed loans:
Domestic:
Credit card	$1,844,521	$1,929,387
Other consumer	325,989	338,629

Total domestic	2,170,510	2,268,016
Foreign:
Credit card	188,918	164,016
Other consumer	28,038	10,838

Total foreign	216,956	174,854

Total	$2,387,466	$2,442,870

(a) Amounts exclude nonaccrual loans, which are presented in Table 12.
(b) This Table provides further detail on 90 days or more delinquent loans presented in Table 10.
(c) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

-43-

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

Nonaccrual Loans

On a case-by-case basis, management determines whether an account should be placed on nonaccrual status. When loans are classified as nonaccrual, the accrual of interest ceases. In future periods, when a payment is received, it is recorded as a reduction of principal.

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .24% at March 31, 2004, as compared to .30% at December 31, 2003. Nonaccrual managed loans as a percentage of ending managed loans were .23% at March 31, 2004 and December 31, 2003. Beginning in 2003, the Corporation began reducing the number of nonaccrual loan programs offered to its domestic Customers. In addition, MBNA Europe classified certain collection accounts as nonaccrual loans, as well as conformed its practices to the Corporation’s domestic practices as to when loans are placed on nonaccrual status. These factors were the primary reason that the balances for foreign nonaccrual loans were more than domestic nonaccrual loans at March 31, 2004.

Table 12 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 12: Nonaccrual Loans (a) (b)
(dollars in thousands) (unaudited)
	March 31,	December 31,
	2004	2003

Loan receivables:
Domestic:
Credit card	$8,460	$13,114
Other consumer	2,579	1,053

Total domestic	11,039	14,167
Foreign:
Credit card	56,700	80,381
Other consumer	5,314	4,903

Total foreign	62,014	85,284

Total	$73,053	$99,451

Nonaccrual loan receivables as a percentage of ending loan receivables	.24%	.30%

Securitized loans:
Domestic:
Credit card	$34,849	$47,772
Other consumer	860	1,050

Total domestic	35,709	48,822
Foreign:
Credit card	164,404	129,140
Other consumer	-	-

Total foreign	164,404	129,140

Total	$200,113	$177,962

Nonaccrual securitized loans as a percentage of ending securitized loans	.23%	.21%

Managed loans:
Domestic:
Credit card	$43,309	$60,886
Other consumer	3,439	2,103

Total domestic	46,748	62,989
Foreign:
Credit card	221,104	209,521
Other consumer	5,314	4,903

Total foreign	226,418	214,424

Total	$273,166	$277,413

Nonaccrual managed loans as a percentage of ending managed loans	.23%	.23%

(a) Although nonaccrual loans are charged off consistent with the Corporation’s charge-off policy as described in
       “Loan Quality – Net Credit Losses,” nonaccrual loans are not included in the delinquent loans presented in
         Tables 10 and 11 and reduced-rate loans which are presented in Table 13.

(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

-45-

Reduced-Rate Loans

On a case-by-case basis, management determines whether an account should be placed on reduced-rate status. Reduced-rate loans are loans for which the interest rate is reduced because of the inability of the Customer to comply with the terms and conditions of the loan agreement. Income is accrued at the reduced rate as long as the Customer complies with the revised terms and conditions.

Reduced-rate loan receivables as a percentage of the Corporation’s ending loan receivables were 1.62% at March 31, 2004, as compared to 1.70% at December 31, 2003. Reduced-rate managed loans as a percentage of ending managed loans were 2.08% at March 31, 2004, as compared to 2.03% at December 31, 2003.

Table 13 presents the Corporation’s reduced-rate loan receivables and includes a reconciliation to the reduced-rate managed loans.

Table 13: Reduced-Rate Loans (a) (b)
(dollars in thousands) (unaudited)
	March 31,	December 31,
	2004	2003

Loan receivables:
Domestic:
Credit card	$340,070	$410,156
Other consumer	127,729	131,048

Total domestic	467,799	541,204
Foreign:
Credit card	20,841	31,402
Other consumer	42	44

Total foreign	20,883	31,446

Total	$488,682	$572,650

Reduced-rate loan receivables as a percentage of ending loan receivables	1.62%	1.70%

Securitized loans:
Domestic:
Credit card	$1,751,195	$1,626,721
Other consumer	141,122	139,476

Total domestic	1,892,317	1,766,197
Foreign:
Credit card	67,089	66,009
Other consumer	-	-

Total foreign	67,089	66,009

Total	$1,959,406	$1,832,206

Reduced-rate securitized loans as a percentage of ending securitized loans	2.24%	2.16%

Managed loans:
Domestic:
Credit card	$2,091,265	$2,036,877
Other consumer	268,851	270,524

Total domestic	2,360,116	2,307,401
Foreign:
Credit card	87,930	97,411
Other consumer	42	44

Total foreign	87,972	97,455

Total	$2,448,088	$2,404,856

Reduced-rate managed loans as a percentage of ending managed loans	2.08%	2.03%

(a) Reduced-rate loans presented in this Table exclude accruing loans past due 90 days or more and nonaccrual loans, which are presented in Tables 11 and 12, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

-47-

Re-aged Loans

A Customer’s account may be re-aged to remove existing delinquency. Generally, the intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have demonstrated both the ability and willingness to resume regular payments, but may be unable to pay the entire past due amount. To qualify for re-aging, the account must have been open for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five-year period. To qualify for re-aging, the Customer must also have made three regular minimum monthly payments within the last 90 days. In addition, the Corporation may re-age the account of a Customer who is experiencing long-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a five year period and must meet the qualifications for re-ages described above, except that the Customer’s three consecutive minimum monthly payments may be based on the modified terms and conditions applied to the account. All re-age strategies are approved by the Corporation’s senior management and the Corporation’s Loan Review Department.

Re-ages can have the effect of delaying charge-offs. There were $170.3 million of loan receivables re-aged during the three months ended March 31, 2004, as compared to $207.9 million for the same period in 2003. Managed loans re-aged during the three months ended March 31, 2004 were $674.6 million, as compared to $833.4 million for the same period in 2003. Of those accounts that were re-aged during the three months ended March 31, 2003, approximately 21.4% returned to delinquency status and approximately 20.0% charged off by March 31, 2004.

The decrease in the domestic loan re-aged amounts was the result of changes in re-age practices implemented by the Corporation during 2002 and the first quarter of 2003, which reduced the number of accounts that qualified for re-age. The increase in the foreign loan re-aged amounts was the result of the increase in foreign loan receivables.

Table 14 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed re-aged amounts.

Table 14: Re-aged Amounts (a)
(dollars in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Loan Receivables Re-aged Amounts
Domestic:
Credit card	$97,923	$112,662
Other consumer	49,460	78,151

Total domestic	147,383	190,813
Foreign:
Credit card	18,734	11,590
Other consumer	4,205	5,452

Total foreign	22,939	17,042

Total loan receivables re-aged amounts	$170,322	$207,855

Securitized Loan Re-aged Amounts
Domestic:
Credit card	$425,506	$526,455
Other consumer	41,060	75,414

Total domestic	466,566	601,869
Foreign:
Credit card	37,668	23,655
Other consumer	-	-

Total foreign	37,668	23,655

Total securitized loan re-aged amounts	$504,234	$625,524

Managed Loan Re-aged Amounts
Domestic:
Credit card	$523,429	$639,117
Other consumer	90,520	153,565

Total domestic	613,949	792,682
Foreign:
Credit card	56,402	35,245
Other consumer	4,205	5,452

Total foreign	60,607	40,697

Total managed loan re-aged amounts	$674,556	$833,379

(a) Re-aged loans that returned to delinquency status are included in the delinquency amounts presented in Tables 10 and 11.

Net Credit Losses

The Corporation’s net credit losses include the principal amount of loans charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. Uncollectible accrued interest and fees are recognized by the Corporation through a reduction of the amount of interest income and fee income recognized in the current period that the Corporation does not expect to collect in subsequent periods. The respective income amounts, loan receivables, and accrued income receivable are reduced for uncollectible interest and fees. The Corporation records current period recoveries on loans previously charged off in the reserve for possible credit losses. If the Corporation sells charged-off loans, it records the proceeds received from these sales as recoveries. Fraud losses are recognized through a charge to other expense.

The Corporation works with Customers continually at each stage of delinquency. The Corporation’s policy is to charge off open-end delinquent loans by the end of the month in which the account becomes 180 days contractually past due and closed-end delinquent loans by the end of the month in which they become 120 days contractually past due. Delinquent bankrupt accounts are charged off by the end of the second calendar month following receipt of notification of filing from the applicable court, but not later than the applicable 180-day or 120-day timeframes described above. Accounts of deceased Customers are charged off when the loss is determined, but not later than the applicable 180-day or 120-day timeframes. Accounts failing to make a payment within charge-off policy timeframes are written off. Managers may on an exception basis defer charge off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all such exceptions to the above charge-off policies.

Loan receivables net credit losses increased $9.3 million or 2.7% to $359.5 million for the three months ended March 31, 2004, as compared to $350.2 million for the same period in 2003. Net credit losses as a percentage of average loan receivables were 4.45% for the three months ended March 31, 2004, as compared to 5.12% for the same period in 2003. The Corporation’s managed net credit losses as a percentage of average managed loans for the three months ended March 31, 2004, were 4.99%, as compared to 5.47% for the same period in 2003.

Domestic credit card net credit losses as a percentage of average domestic credit card loan receivables were 4.43% for the three months ended March 31, 2004, as compared to 4.81% for the same period in 2003. Domestic other consumer net credit losses as a percentage of average domestic other consumer loan receivables were 7.48% for the three months ended March 31, 2004, as compared to 8.11% for the same period in 2003. Domestic other consumer net credit losses reflect the higher credit risk associated with these products. Foreign credit card net credit losses as a percentage of average foreign credit card loan receivables were 2.67% for the three months ended March 31, 2004, as compared to 2.82% for the same period in 2003. Foreign other consumer net credit losses as a percentage of average foreign other consumer loan receivables were 2.54% for the three months ended March 31, 2004, as compared to 3.30% for the same period in 2003. The lower level of net credit losses on the Corporation’s foreign loan receivables, as compared to domestic loan receivables, primarily reflects the growth in the Corporation’s foreign loan receivables and the seasoning of those accounts. A higher percentage of newer, less seasoned accounts results in a lower charge-off ratio compared to a more seasoned portfolio.

Managed domestic credit card net credit losses as a percentage of average managed domestic credit card loans were 5.12% for the three months ended March 31, 2004, as compared to 5.43% for the same period in 2003. Managed domestic other consumer net credit losses as a percentage of average managed domestic other consumer loans were 7.87% for the three months ended March 31, 2004, as compared to 8.67% for the same period in 2003. Managed foreign credit card net credit losses as a percentage of average managed foreign credit card loans were 3.05% for the three months ended March 31, 2004, as compared to 3.25% for the same period in 2003. Managed foreign other consumer net credit losses as a percentage of average managed foreign other consumer loans were 2.54% for the three months ended March 31, 2004, as compared to 3.30% for the same period in 2003.

The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loan receivables, which include the estimated collectible billed interest and fees, for the corresponding period.

Table 15 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

Table 15: Net Credit Loss Ratio (dollars in thousands) (unaudited)
	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loan receivables:
Domestic:
Credit card	$177,483	$16,014,150	4.43%	$172,081	$14,304,604	4.81%
Other consumer	115,532	6,176,631	7.48	128,376	6,334,958	8.11

Total domestic loan receivables	293,015	22,190,781	5.28	300,457	20,639,562	5.82
Foreign:
Credit card	43,516	6,510,741	2.67	33,613	4,770,699	2.82
Other consumer	23,002	3,618,506	2.54	16,133	1,952,785	3.30

Total foreign loan receivables	66,518	10,129,247	2.63	49,746	6,723,484	2.96

Total loan receivables	$359,533	$32,320,028	4.45	$350,203	$27,363,046	5.12

Securitized loans:
Domestic:
Credit card	$897,415	$68,015,847	5.28	$889,495	$63,921,788	5.57
Other consumer	117,683	5,673,664	8.30	132,070	5,686,618	9.29

Total domestic securitized loans	1,015,098	73,689,511	5.51	1,021,565	69,608,406	5.87
Foreign:
Credit card	95,923	11,786,033	3.26	78,730	9,061,332	3.48
Other consumer	-	-	-	-	-	-

Total foreign securitized loans	95,923	11,786,033	3.26	78,730	9,061,332	3.48

Total securitized loans	$1,111,021	$85,475,544	5.20	$1,100,295	$78,669,738	5.59

Managed loans:
Domestic:
Credit card	$1,074,898	$84,029,997	5.12	$1,061,576	$78,226,392	5.43
Other consumer	233,215	11,850,295	7.87	260,446	12,021,576	8.67

Total domestic managed loans	1,308,113	95,880,292	5.46	1,322,022	90,247,968	5.86
Foreign:
Credit card	139,439	18,296,774	3.05	112,343	13,832,031	3.25
Other consumer	23,002	3,618,506	2.54	16,133	1,952,785	3.30

Total foreign managed loans	162,441	21,915,280	2.96	128,476	15,784,816	3.26

Total managed loans	$1,470,554	$117,795,572	4.99	$1,450,498	$106,032,784	5.47

-51-

Reserve and Provision for Possible Credit Losses

The Corporation’s reserve for possible credit losses increased $56.4 million or 4.6% to $1.3 billion at March 31, 2004, as compared to $1.2 billion at December 31, 2003 primarily as a result of the reserves acquired in connection with the PCL and SFS acquisitions of $22.0 million and $21.4 million, respectively. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding acquisitions. The provision for possible credit losses decreased $13.7 million or 3.6% to $365.2 million for the three months ended March 31, 2004, compared to $378.9 million for the same period in 2003.

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

Table 16 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan receivables and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the Corporation’s reserve for possible credit losses.

Table 16: Reserve for Possible Credit Losses
(dollars in thousands) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003
Reserve for possible credit losses, beginning of period	$1,216,316	$1,111,299
Reserves acquired:
Domestic	25,251	12,849
Foreign	23,052	102

Total reserves acquired	48,303	12,951
Provision for possible credit losses:
Domestic	297,788	323,683
Foreign	67,373	55,194

Total provision for possible credit losses	365,161	378,877
Foreign currency translation	2,487	(1,530)
Credit losses:
Domestic:
Credit card	(190,669)	(183,357)
Other consumer	(123,010)	(135,921)

Total domestic credit losses	(313,679)	(319,278)
Foreign:
Credit card	(49,694)	(38,445)
Other consumer	(25,833)	(18,230)

Total foreign credit losses	(75,527)	(56,675)

Total credit losses	(389,206)	(375,953)
Recoveries:
Domestic:
Credit card	13,187	11,276
Other consumer	7,478	7,545

Total domestic recoveries	20,665	18,821
Foreign:
Credit card	6,177	4,832
Other consumer	2,831	2,097

Total foreign recoveries	9,008	6,929

Total recoveries	29,673	25,750

Net credit losses	(359,533)	(350,203)

Reserve for possible credit losses, end of period	$1,272,734	$1,151,394

Estimate of Uncollectible Accrued Interest And Fees

The Corporation adjusts the amount of interest and fee income on loan receivables recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement amounts, loan receivables, and accrued income receivable. The estimate of uncollectible accrued interest and fees is based on a migration analysis of delinquent and current loan receivables that will progress through the various delinquency stages and will ultimately charge off. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that will progress through the various delinquency stages and ultimately charge off.

The difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue was $253.0 million for the three months ended March 31, 2004, as compared to $312.2 million for the same period in 2003. The difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue decreased $59.2 million or 19%, primarily due to improved delinquencies.

Table 17 presents the domestic and foreign amounts for the difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue.

Table 17: Difference Between The Amounts Of Interest And Fees The Corporation Was Contractually Entitled To And The Amounts Recognized As Revenue (a)
(dollars in thousands) (unaudited)
	For the Three Months
	Ended March 31,
	2004	2003
Domestic	$231,006	$291,055
Foreign	22,006	21,113

Total	$253,012	$312,168

(a) Includes the valuation of securitized loans.

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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 2004, and December 31, 2003, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 18, have been computed in accordance with regulatory accounting practices. As of March 31, 2004, no conditions or events have occurred that changed the Corporation’s classification as “adequately capitalized” and the Bank’s or MBNA Delaware’s classification as “well-capitalized.”

MBNA Delaware’s Tier I, Total, and Leverage Capital ratios decreased from December 31, 2003 primarily as a result of the SFS acquisition on March 31, 2004. “Note K: Acquisitions” to the consolidated financial statements provides further detail regarding the acquisition.

Table 18: Regulatory Capital Ratios
	March 31, 2004	December 31, 2003	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)

MBNA Corporation
Tier 1	18.65%	18.47%	4.00%	(a)
Total	22.33	22.18	8.00	(a)
Leverage	19.98	20.52	4.00	(a)

MBNA America Bank, N.A.
Tier 1	17.27	16.38	4.00	6.00%
Total	21.07	20.13	8.00	10.00
Leverage	18.29	18.52	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	17.17	28.38	4.00	6.00
Total	18.48	29.75	8.00	10.00
Leverage	25.22	32.47	4.00	5.00

(a) Not applicable for bank holding companies.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on its common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on the Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s Common Stock, or pay any interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the three months ended March 31, 2004, the Corporation declared dividends on its preferred stock of $3.5 million and on its common stock of $153.3 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At March 31, 2004, the amount of undivided profits available for declaration and payment of dividends from the Bank to the Corporation was $3.4 billion. The Bank’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at March 31, 2004. If this facility had been drawn upon at March 31, 2004, the amount of retained earnings available for declaration of dividends would have been limited to $3.1 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by the Bank to the Corporation, however, can be further limited by federal bank regulatory agencies.

-54-

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation’s consolidated financial statements. Such activities include asset securitization, off-balance sheet derivative financial instruments, and other items.

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

A credit card account represents a contractual relationship between the Corporation and the Customer. A loan receivable represents a financial asset. Unlike a mortgage loan or other closed-end loan account, the terms of a credit card account permit a Customer to borrow additional amounts and to repay each month an amount the Customer chooses, subject to a minimum payment requirement. The account remains open after repayment of the balance and the Customer may continue to use it to borrow additional amounts. The Corporation reserves the right to change the account terms, including interest rates and fees, in accordance with the terms of the agreement and applicable law. The credit card account is, therefore, separate and distinct from the loan receivable.

In a credit card securitization, the account relationships are not sold to the securitization trust. The Corporation retains ownership of the account relationship, including the right to change the terms of the account and the right to additional loan principal receivables generated by the account. During a securitization’s revolving period, the Corporation agrees to sell the additional principal receivables to the trusts until the trusts begin using principal collections to make payments to investors. When the revolving period of the securitization ends, the account relationship between the Corporation and the Customer continues.

The undivided interests in the trusts sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation’s securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trusts provides credit enhancement, in the form of subordination, to the more senior, higher-rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of the above described subordinated classes. The Corporation receives a servicing fee for servicing the loans. This servicing fee is a component of securitization income.

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

-55-

The Corporation maintains retained interests in its securitization transactions, which are included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. The investors and providers of credit enhancement had a lien on a portion of these retained interests of $1.2 billion at March 31, 2004 and December 31, 2003. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

Impact Of Off-Balance Sheet Securitization Transactions On The Corporation’s Results

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

Table 19 reconciles income statement data for the period to managed net interest income, managed provision for possible credit losses, and managed other operating income.

Table 19: Reconciliation of Income Statement Data for the Period to Managed Net Interest Income, Managed
                      Provision for Possible Credit Losses, and Managed Other Operating Income
                  (dollars in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Net Interest Income:
Net interest income	$667,805	$555,596
Securitization adjustments	1,968,024	1,897,116

Managed net interest income	$2,635,829	$2,452,712

Provision for Possible Credit Losses:
Provision for possible credit losses	$365,161	$378,877
Securitization adjustments	1,111,021	1,100,295

Managed provision for possible credit losses	$1,476,182	$1,479,172

Other Operating Income:
Other operating income	$1,942,532	$1,788,009
Securitization adjustments	(857,003)	(796,821)

Managed other operating income	$1,085,529	$991,188

Managed net interest income increased $183.1 million or 7.5% to $2.6 billion for the three months ended March 31, 2004, as compared to $2.5 billion for the same period in 2003.

Average managed interest-earning assets increased $12.2 billion or 10.5% to $128.5 billion for the three months ended March 31, 2004, as compared to $116.4 billion for the same period in 2003. The increase in average managed interest-earning assets was primarily the result of the increase in average managed loans. The yield earned on average managed interest-earning assets for the three months ended March 31, 2004 was 10.72% as compared to 11.34% for the same period in 2003. The decrease of 62 basis points in the yield earned on average managed interest-earning assets was primarily the result of lower rates offered to attract and retain Customers and to grow managed loans.

Average managed interest-bearing liabilities increased $8.9 billion or 7.6% to $126.8 billion for the three months ended March 31, 2004, as compared to $117.9 billion for the same period in 2003. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans and average borrowed funds. The decrease in the rate paid on average managed interest-bearing liabilities of 25 basis points to 2.50% for the three months ended March 31, 2004, from 2.75% for the same period in 2003, reflects actions by the FOMC in the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

Table 20 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 20: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2004			2003

	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense

Assets:

Net interest-earning assets	$47,071,236	8.83%	$1,033,314	$41,425,343	9.24%	$944,244
Securitization adjustments	81,475,064	11.81	2,391,738	74,936,751	12.49	2,308,383

Managed interest-earning assets	$128,546,300	10.72	$3,425,052	$116,362,094	11.34	$3,252,627

Liabilities:

Net interest-bearing liabilities	$42,971,916	3.42	$365,300	$40,921,459	3.85	$388,431
Securitization adjustments	83,849,137	2.03	423,714	76,977,218	2.17	411,267

Managed interest-bearing liabilities	$126,821,053	2.50	$789,014	$117,898,677	2.75	$799,698

The Corporation’s managed net interest margin, on a fully taxable equivalent basis, was 8.25% for the three months ended March 31, 2004, as compared to 8.55% for the same period in 2003. The managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of managed average total interest-earning assets. The decrease in the managed net interest margin for the three months ended March 31, 2004, was primarily the result of the decrease in the yield earned on managed average interest-earning assets partially offset by the decrease in the rate paid on managed average interest-bearing liabilities.

Managed other operating income increased $94.3 million or 9.5% to $1.1 billion for the three months ended March 31, 2004, as compared to $991.2 million for the same period in 2003. The increase in managed other operating income for the three months ended March 31, 2004, was primarily the result of an increase in credit card fees and interchange income, partially offset by the net loss from securitization activity, which includes changes in the fair value of the interest-only strip receivable and the gains from the sale of loan principal receivables.

Table 21 reconciles the net interest margin ratio to the managed net interest margin ratio.

Table 21: Reconciliation of the Net Interest Margin Ratio to the Managed Net Interest Margin Ratio
(dollars in thousands) (unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2004			March 31, 2003
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments	$10,680,430			$10,262,295
Other interest-earning assets	4,070,778			3,800,002
Loan receivables (b)	32,320,028			27,363,046

Total	$47,071,236	$668,014	5.71%	$41,425,343	$555,813	5.44%

Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(4,000,480)			(3,732,987)
Securitized loans	85,475,544			78,669,738

Total	$81,475,064	1,968,024	9.72	$74,936,751	1,897,116	10.27

Managed Net Interest Margin (a):
Investment securities and money market instruments	$10,680,430			$10,262,295
Other interest-earning assets	70,298			67,015
Managed loans	117,795,572			106,032,784

Total	$128,546,300	2,636,038	8.25	$116,362,094	2,452,929	8.55

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended March 31, 2004 and 2003 was $209 and $217, respectively.

(b) Loan receivables include loans held for securitization and the loan portfolio.

Off-Balance Sheet Securitization Transaction Activity

During the three months ended March 31, 2004, the Corporation securitized credit card loan principal receivables totaling $3.6 billion, including the securitization of £750.0 million (approximately $1.4 billion) by MBNA Europe. The total amount of securitized loans was $87.5 billion or 74.4% of managed loans at March 31, 2004, as compared to $84.9 billion or 71.6% at December 31, 2003. The total amount of securitized domestic credit card loans was 82.9% of managed domestic credit card loans at March 31, 2004, as compared to 78.8% at December 31, 2003. Securitized domestic other consumer loans were 44.7% of managed domestic other consumer loans at March 31, 2004, as compared to 47.7% at December 31, 2003. Securitized foreign credit card loans were 73.2% of managed foreign credit card loans at March 31, 2004, as compared to 63.0% at December 31, 2003. The Corporation did not have any off-balance sheet securitized foreign other consumer loans at March 31, 2004 and December 31, 2003. Refer to Table 5 and Table 22 to reconcile the Corporation’s loan receivables and securitized loans to it managed loans.

During the three months ended March 31, 2004, there was an increase of $1.3 billion in the Corporation’s loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors rather than purchasing new loan principal receivables from the Corporation. The Corporation’s loan portfolio is expected to increase an additional $8.9 billion during the remainder of 2004 as a result of estimated maturities of existing securitization transactions when trusts use principal payments to pay investors rather than purchasing new loan principal receivables from the Corporation. This amount is based upon the estimated maturity of outstanding securitization transactions and does not include any future securitization activity. Should the Corporation choose or be unable to securitize these assets in the future, additional on-balance sheet funding and capital would be required.

Table 22 presents the Corporation’s securitized loans distribution.

Table 22: Securitized Loans Distribution
(dollars in thousands) (unaudited)
	March 31,	December 31,
	2004	2003
Securitized Loans
Domestic:
Credit card	$68,659,208	$67,620,822
Other consumer	5,662,669	5,671,832

Total domestic securitized loans	74,321,877	73,292,654
Foreign:
Credit card	13,169,099	11,576,829
Other consumer	-	-

Total foreign securitized loans	13,169,099	11,576,829

Total securitized loans	$87,490,976	$84,869,483

The Corporation’s securitization transactions contain provisions which could require that the excess spread generated by the securitized loans be accumulated in the trusts to provide additional credit enhancement to the investors. These provisions require that excess spread be retained once the yields in excess of minimum yield for three consecutive months falls below a range of 6.50% to 4.00% depending on the terms of the particular securitization transaction. At March 31, 2004 and December 31, 2003, no excess spread was held by the trusts under these provisions.

Distribution of principal to investors may begin sooner if the average annualized yield (generally including interest income, interchange income, charged-off loan recoveries, and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the interest rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur. If distribution of principal to investors began sooner than expected, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Table 23 presents the Corporation’s estimated maturities of investor principal.

Table 23: Estimated Maturities of Investor Principal
(dollars in thousands) (unaudited)

One year or less (a)	$16,700,430
Over one year through two years	12,632,249
Over two years through three years	12,187,946
Over three years through four years	14,792,430
Over four years through five years	9,298,197
Thereafter	20,324,268

Total amortization of investor principal	85,935,520
Estimated collectible billed interest and fees included in securitized loans	1,555,456

Total securitized loans	$87,490,976

(a) The $4.5 billion MBNA Master Note Trust Emerald Program (“Emerald Notes”) and the $458.9 million U.K. Receivables
        Trust II Series 2004—VFN Program (“Variable Funding Notes”) are comprised of short-term commercial paper, and are included in the one year or less category based on the possibility that maturing Emerald Notes and Variable Funding
        Notes cannot be re-issued.  These events would cause the transactions to begin amortizing, thus creating a liquidity requirement. However, the Corporation expects the Emerald Notes and Variable Funding Notes to continue to be re-
        issued during the course of the program through their scheduled final maturity dates, which are scheduled to occur in
        June 2006 and March 2009, respectively.

Table 24 presents summarized yields for each trust for the three months ended March 31, 2004. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

Table 24: Securitization Trust Yields in Excess of Minimum Yield Data
(dollars in thousands) (unaudited)

			For the Three Months Ended March 31, 2004

					Yield in Excess of Minimum Yield (a)

						Series Range

	Investor Principal	Number of Series in Trust	Average Annualized Yield	Average Minimum Yield	Weighted Average	High	Low

MBNA Master Credit Card Trust II	$ 29,750,757	41	17.31%	9.28%	8.03%	8.36%	7.22%
MBNA Credit Card Master Note Trust (b)	34,679,195	66	17.37	9.28	8.09	8.09	8.09
MBNA Master Consumer Loan Trust	5,560,278	3	(c)	(c)	(c)	(c)	(c)
MBNA Triple A Master Trust	2,000,000	2	16.68	9.00	7.68	7.72	7.67
Multiple Asset Note Trust	1,000,000	2	19.28	9.20	10.08	10.09	10.08
UK Receivables Trust	3,301,143	6	20.40	11.12	9.28	9.79	7.27
UK Receivables Trust II	6,881,291	9	18.28	10.60	7.68	7.72	7.63
Gloucester Credit Card Trust	2,762,856	10	19.32	9.65	9.67	10.22	9.10

(a) The Yield in Excess of Minimum Yield represents the trust’s average annualized yield less its average minimum yield.
(b) MBNA Credit Card Master Note Trust issues a series of notes called the MBNAseries. Through the MBNAseries, MBNA
       Credit Card Master Note Trust issues specific classes of notes which contribute on a prorated basis to the calculation of the average yield in excess of minimum yield. This average yield in excess of minimum yield impacts the distribution of principal to investors of all classes within the MBNAseries.

(c) The MBNA Master Consumer Loan Trust yield in excess of minimum yield does not impact the distribution of principal to investors. Distribution to investors for transactions in this trust may begin earlier than the scheduled time if the credit enhancement amount falls below a predetermined contractual level. As a result, its yields are excluded from this Table.

Other Off-Balance Sheet Arrangements

MBNA Capital A, MBNA Capital B, MBNA Capital C, MBNA Capital D, and MBNA Capital E (collectively the “statutory trusts”), are variable interest entities and the Corporation is not the primary beneficiary. See “Note 17: Long-Term Debt and Bank Notes” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, for further discussion of the statutory trusts.

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk and foreign currency exchange rate risk that exist as part of its ongoing business operations. See “Note 30: Fair Value of Financial Instruments” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

-60-

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

The Corporation manages liquidity at two primary levels. The first level is the liquidity of the parent company, which is the holding company that owns the banking subsidiaries. The second level is the liquidity of the banking subsidiaries. The management of liquidity at both levels is essential because the parent company and banking subsidiaries each have different funding needs and funding sources and each are subject to certain regulatory guidelines and requirements.

The liquidity requirements of the Corporation are met by regular dividend payments from the Bank, the growth in retained earnings from regular operations, and the issuance of unsecured senior medium-term notes and senior notes. The available cash position of the Corporation is maintained at a level sufficient to meet anticipated cash needs for at least one year. The liquidity of the banking subsidiaries is managed to reflect the anticipated cash required to finance loan demand and to maintain sufficient liquid assets to cover the maturities for the next six months for all off-balance sheet securitizations, unsecured debt, and wholesale money market funding sources. The level of liquid assets, which is comprised of the investments and money market assets described further in “Investment Securities and Money Market Instruments,” is managed to a size prudent for both anticipated loan receivable growth and overall conditions in the markets for asset-backed securitization, unsecured corporate debt, and short-term borrowed funds. The Corporation, the Bank, MBNA Europe, and MBNA Canada also have access to the credit facilities described further in “Note 27: Commitments and Contingencies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. Finally, the deposit funding sources are also used to finance loan receivable growth and to maintain a sufficient level of liquid assets.

Table 25 provides a summary of the estimated amounts and maturities of the contractual obligations of the Corporation at March 31, 2004.

Table 25: Estimated Contractual Obligations (a) (b)
(dollars in thousands) (unaudited)
	Estimated Contractual Obligations at March 31, 2004
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Long-term debt and bank notes (par) (c)	$1,326,253	$3,143,382	$2,741,089	$4,547,757	$11,758,481
Minimum rental payments under noncancelable operating leases	29,274	29,350	7,580	1,104	67,308
Purchase obligations (d)	311,166	355,079	197,822	85,558	949,625
Other long-term liabilities reflected in the Corporation’s consolidated statements of financial condition (e)	93,294	145,556	49,055	753	288,658

Total estimated contractual obligations	$1,759,987	$3,673,367	$2,995,546	$4,635,172	$13,064,072

(a) “Note 30: Fair Value of Financial Instruments – Derivative Financial instruments” of the Corporation’s Annual Report on
         Form 10-K for the year ended December 31, 2003 provides further detail on the Corporation’s derivative financial instruments. These amounts are not included in this Table.

(b) Table 26 provides detail on the maturities of deposits. These amounts are not included in this Table.
(c) Excludes interest.
(d) Includes the royalties to endorsing organizations payable in the future subject to certain conditions, Community
         Reinvestment Act obligations that cannot be canceled, and other purchase obligations.

(e) Includes amounts accrued for Customers reward programs, and other long-term contractual obligations.

If certain terms on the above estimated contractual requirements are not met, there may be an acceleration of the payment due dates noted above. As of March 31, 2004, the Corporation was not in default of any such covenants. The Corporation estimates that it will have $1.8 billion in contractual obligation requirements due within the next year.

-61-

Funding

To facilitate liquidity management, the Corporation uses a variety of funding sources to establish a maturity pattern that it believes provides a prudent mixture of short-term and long-term funds. The Corporation obtains funds through deposits and debt issuances, and uses securitization of the Corporation’s loan principal receivables as a major funding alternative. In addition, further liquidity is provided to the Corporation through committed credit facilities.

Asset Securitization

At March 31, 2004, the Corporation funded 74.4% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during future periods. The consumer asset-backed securitization market in the United States exceeded $1.6 trillion at March 31, 2004, with approximately $142 billion of asset-backed securities issued during the first three months of 2004. An additional $73 billion of consumer asset-backed securities were issued in European markets during the first three months of 2004. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation’s position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation’s ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation’s loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation’s current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation’s cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain in the Corporation’s consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation’s consolidated statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Stock Repurchases

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation’s Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the three months ended March 31, 2004, the Corporation issued 7.3 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 7.2 million common shares for $193.8 million. The Corporation received $65.6 million in proceeds from the exercise of stock options during the three months ended March 31, 2004.

Credit Facilities

The Corporation, the Bank, MBNA Europe, and MBNA Canada have various credit facilities. These facilities may be used for general corporate purposes and were not drawn upon at March 31, 2004.

“Note 27: Commitments and Contingencies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s credit facilities.

-62-

Borrowed Funds

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by the Bank, short-term deposit notes issued by MBNA Canada, on-balance-sheet structured financings, and other transactions with maturities greater than one business day but less than one year. Short-term borrowings were $2.2 billion at March 31, 2004 and $1.0 billion at December 31, 2003.

In connection with the PCL acquisition in the first quarter of 2004, the Corporation assumed a short-term on-balance-sheet structured financing transaction with an available limit of £750.0 million (approximately $1.4 billion). At March 31, 2004, this structured financing transaction had an outstanding balance of £627.0 million (approximately $1.2 billion) consisting of several tranches with maturities ranging between one to three months. These tranches are renewable upon maturity. This structured financing transaction was secured by £627.0 million (approximately $1.2 billion) of loan receivables.

Other funding programs established by the Corporation for long-term borrowings include senior medium-term notes and senior notes. Other funding programs established by the Corporation’s bank subsidiaries include the Bank’s global bank note program, MBNA Europe’s euro medium-note program, and MBNA Canada’s medium-term deposit note program. MBNA Europe’s and MBNA Canada’s notes are unconditionally and irrevocably guaranteed in respect to all payments by the Bank.

Long-term debt and bank notes were $12.2 billion at March 31, 2004 and $12.1 billion at December 31, 2003. See Table 25 for estimated maturities of the contractual obligations related to long-term debt and bank notes at March 31, 2004.

Deposits

The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources. The Corporation categorizes its deposits into either direct or other deposits. Direct deposits are deposits marketed to and received from individual Customers and are an important, stable, low-cost funding source that typically react more slowly to interest rate changes than other deposits. Other deposits include brokered deposits.

Total deposits were $31.8 billion at March 31, 2004 and December 31, 2003.

Table 26 provides the maturities of the Corporation’s deposits at March 31, 2004. Included in the deposit maturity category of one year or less are money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts totaling $10.5 billion. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature.

Included in the Corporation’s direct deposits at March 31, 2004 and December 31, 2003, are noninterest-bearing deposits of $2.7 billion and $2.4 billion, representing 8.3% and 7.6% of total deposits, respectively. The Corporation also had interest-bearing direct deposits at March 31, 2004 of $23.2 billion, as compared to $22.9 billion at December 31, 2003.

Included in the Corporation’s other deposits at March 31, 2004 and December 31, 2003, are brokered deposits of $6.0 billion and $6.5 billion, representing 18.8% and 20.5% of total deposits, respectively.

If any of the brokered deposits are not renewed at maturity, the funding they provide could be replaced by funds from maturing investment securities and money market instruments or other funding sources to fund increases in its loan receivables and meet the Corporation’s other liquidity needs. During the three months ended March 31, 2004, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, it expects that brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions, and with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At March 31, 2004, the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

Table 26 provides the maturities of the Corporation’s deposits at March 31, 2004.

Table 26: Maturities of Deposits at March 31, 2004 (dollars in thousands) (unaudited)
	Maturities
	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total Deposits

Domestic:
Direct deposits	$17,041,651	$3,847,778	$1,665,446	$1,532,308	$989,311	$9,006	$25,085,500
Other deposits (a)	2,320,628	1,799,277	1,047,500	775,728	29,311	-	5,972,444

Total domestic deposits	19,362,279	5,647,055	2,712,946	2,308,036	1,018,622	9,006	31,057,944

Foreign:
Direct deposits	760,863	-	-	-	-	-	760,863
Other deposits (a)	16,958	-	-	-	-	-	16,958

Total foreign deposits	777,821	-	-	-	-	-	777,821

Total deposits	$20,140,100	$5,647,055	$2,712,946	$2,308,036	$1,018,622	$9,006	$31,835,765

(a) At March 31, 2004, all other deposits were brokered deposits.

Investment Securities and Money Market Instruments

The Corporation held $5.1 billion of investment securities and $7.5 billion of money market instruments at March 31, 2004, compared to $4.7 billion of investment securities and $4.9 billion in money market instruments at December 31, 2003. The investment securities primarily consist of high-quality, AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities held at March 31, 2004, $1.6 billion are anticipated to mature within 12 months. The Corporation’s investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $4.7 billion at March 31, 2004, and $4.4 billion at December 31, 2003. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation’s funding requirements. Investment securities and money market instruments increased at March 31, 2004, as compared to December 31, 2003, to provide liquidity to support loan portfolio and other acquisition activity and anticipated loan growth.

Table 27 presents the summary of investment securities.

Table 27: Summary of Investment Securities at March 31, 2004
(dollars in thousands) (unaudited)

	Estimated Maturities

	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value

Available-for-Sale
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$854,284	$1,404,695	$-	$-	$2,258,979	$2,249,481	$2,258,979
State and political subdivisions of the United States	100,980	-	-	-	100,980	100,980	100,980
Asset-backed and other securities	540,132	1,341,854	64,161	275	1,946,422	1,941,859	1,946,422

Total domestic investment securities available-for-sale	1,495,396	2,746,549	64,161	275	4,306,381	4,292,320	4,306,381
Foreign	93,272	339,940	-	-	433,212	434,093	433,212

Total investment securities available-for-sale	$1,588,668	$3,086,489	$64,161	$275	$4,739,593	$4,726,413	$4,739,593

Held-to-Maturity
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$-	$-	$-	$324,547	$324,547	$324,547	$329,952
State and political subdivisions of the United States	100	-	649	5,941	6,690	6,690	6,854
Asset-backed and other securities	-	-	-	8,842	8,842	8,842	8,818

Total domestic investment securities held-to-maturity	100	-	649	339,330	340,079	340,079	345,624
Foreign	-	1,000	-	-	1,000	1,000	1,000

Total investment securities held-to-maturity	$100	$1,000	$649	$339,330	$341,079	$341,079	$346,624

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

For this reason, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings. An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at March 31, 2004, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $67 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $67 million in projected net income during the next 12 months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At March 31, 2004, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $206 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

Regulatory and Other Matters

MasterCard and Visa Litigation and Competition

The Corporation issues credit cards on MasterCard's and Visa's networks. MasterCard and Visa are facing significant litigation and increased competition. MasterCard and Visa recently settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa would, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay over ten years amounts totaling $3.05 billion into a settlement fund. In addition, MasterCard and Visa are parties to (i) a Department of Justice anti-trust suit that could ultimately permit member banks to issue cards on networks of competitors (such as American Express or Discover), (ii) suits alleging that MasterCard's and Visa's currency conversion practices are unlawful and (iii) suits by U.S. merchants who opted out of the Wal-Mart settlement described above. The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including the Corporation's banking subsidiaries.

Future changes in laws and regulations and in policies applied by banking or other regulators also could affect the Corporation’s consolidated financial condition and results of operations in future periods.

See “Regulatory Matters” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 for further detail regarding regulatory matters.

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

Legal and Regulatory

The banking and consumer credit industry is subject to extensive regulation and examination. Changes in federal, state and foreign laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact the Corporation’s performance. In recent years, changes in policies and regulatory guidance issued by banking regulators, and affecting credit card and consumer lending in particular, have had a significant impact on the Corporation and are likely to continue to do so in the future. The Corporation cannot predict the impact of these changes. The impact of changes in bank regulatory guidance is particularly difficult to assess as the guidance in recent years has provided, and is likely to continue to provide, considerable discretion to bank regulators in interpreting how the guidance should be applied generally or to particular lenders . In addition, the Corporation could incur unanticipated litigation or compliance costs.

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

Delinquencies and Credit Losses

An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s credit card and other consumer loans, the composition of the Corporation’s loans between credit card and other consumer loans, general economic conditions, the success of the Corporation’s collection efforts, the seasoning of the Corporation’s accounts and the impact of actual or proposed changes in bankruptcy laws or regulatory policies. See “Loan Quality” for a discussion of the Corporation’s delinquencies and credit losses.

Interest Rate Increases

An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Liquidity and Rate Sensitivity—Interest Rate Sensitivity” for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability of Funding and Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environments governing securitizations could adversely affect the Corporation. See “Liquidity and Rate Sensitivity—Liquidity Management” for a discussion of the Corporation’s liquidity.

Customer Behavior

The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation’s performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets.

New Products and Markets

The Corporation’s performance could be affected by difficulties or delays in the development of new products or services, including products or services other than credit card and other consumer loans, and in the expansion into new international markets. These may include the failure of Customers to accept products or services when planned, losses associated with the testing of new products or services, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services or in new markets, which may affect the success of such efforts. With the expansion to new markets, the Corporation could experience difficulties and delays related to legal and regulatory issues, local customs, competition, and other factors.

Growth

The growth of the Corporation’s existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire qualified people, obtain funding for significant capital investments, and selectively pursue loan portfolio and other acquisitions.

In the second quarter of 2004, the Corporation expects to complete a multi-phase project, which began in 2001, extending the use of the Corporation’s U.S. core Customer information systems to MBNA Europe’s business in the U.K. and Ireland, which are currently dependent on third-party vendors for such information systems. MBNA Canada already uses this system. The project will provide standardization of systems, appropriate infrastructure for “internationalized” technical platforms, and systems enhancements for the MBNA Europe processing environment. The completion of the project includes a significant system conversion for MBNA Europe’s loans. Management believes that the conversion will proceed as scheduled and will be completed successfully. The Corporation has implemented control processes, and performed extensive testing on this project. However, as with any significant system conversion, there are inherent risks and uncertainties that could negatively impact the Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption “Liquidity and Rate Sensitivity—Interest Rate Sensitivity” and “Liquidity and Rate Sensitivity—Foreign Currency Exchange Rate Sensitivity” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Foreign Currency Conversion Fees Litigation

MasterCard International Incorporated ("MasterCard") and Visa U.S.A., Inc. ("Visa") apply a currency conversion rate, equal to a wholesale rate plus 1%, to credit card transactions in foreign currencies for conversion of the foreign currency into U.S. dollars. They require the Corporation’s banking subsidiaries and other member banks to disclose the 1% add-on to the wholesale rate if the bank chooses to pass it along to the credit cardholder. The Corporation's banking subsidiaries disclose this information in their cardholder agreements. In Schwartz v. Visa and MasterCard, a class action filed in February 2000 in the California Superior Court, the plaintiffs claim that this 1% “fee” is not adequately disclosed under federal and California law. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The trial court issued a decision holding that the federal disclosure requirement is not applicable but that the failure to disclose the fee on each statement that includes a fee is unfair under California law. The court held a hearing on restitution of the fees to cardholders. In March 2004, the court ordered MasterCard and Visa to return the 1% currency conversion fee to the class members on a "claims made basis", meaning that members of the class must make a valid claim in order to be entitled to the return of the fee. If all members of the class were to make valid claims, the reported aggregate amount MasterCard and Visa would have to return is approximately $800 million. Visa and MasterCard have appealed the final decision. The Corporation is not a party to the Schwartz case and should have no direct potential liability in the matter. However, the inability of MasterCard or Visa to ultimately satisfy the judgment could indirectly affect the Corporation. See "Regulatory and Other Matters- MasterCard and Visa Litigation and Competition" for further discussion.

The Corporation and the Bank are among the many card issuers who are defendants in In Re Currency Conversion Fee Antitrust Litigation, a purported class action, filed in the U.S. District Court for the Southern District of New York, to which the Corporation and the Bank were added as defendants in January 2002. The plaintiffs claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and failed to properly disclose the fees in solicitations and applications, in initial disclosure statements and on cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa and an additional fee assessed by some issuers. Unlike most other issuers, in the United States the Corporation's banking subsidiaries do not charge the additional fee on consumer credit cards in addition to the fee charged by MasterCard and Visa, but do charge such an additional fee on business credit cards. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court granted a motion to dismiss certain Truth-in-Lending Act claims against the Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. The Corporation and the Bank intend to defend this matter vigorously and believe that the claim is without merit.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases
(in thousands, except for average price paid per share) (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid Per Share

January 1, 2004 – January 31, 2004
From employees (a)	43	$26.63
Open market (b)	1,737	27.47

February 1, 2004 – February 29, 2004
From employees (a)	65	27.36
Open market (b)	746	27.63

March 1, 2004 – March 31, 2004
From employees (a)	325	27.36
Open market (b)	4,317	26.27

Total	7,233	$26.76

(a) The repurchases from employees represent shares canceled when surrendered for minimum withholding taxes due.
(b) To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation’s Long
        Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of the Stockholders of MBNA Corporation was held on May 3, 2004.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

	Number of Votes

	For	Withheld
James H. Berick, Esq.	598,107,418	539,151,279
Benjamin R. Civiletti, Esq.	671,496,990	465,761,707
Bruce L. Hammonds	739,467,757	397,790,940
William L. Jews	990,310,845	146,947,852
Randolph D. Lerner, Esq.	731,985,263	405,273,434
Stuart L. Markowitz, M.D.	980,389,949	156,868,748
William B. Milstead	992,654,909	144,603,788

The Corporation had 1,277,671,875 shares entitled to vote.

The stockholders approved the ratification of the appointment of Ernst & Young LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2004. There were 1,101,096,958 affirmative votes, 30,204,017 negative votes, and 5,957,722 abstentions.

The stockholders approved a stockholder proposal urging the Board of Directors to adopt a policy that the cost of employee and director stock options be recognized in the Corporation’s income statement. The Board of Directors opposed the proposal. There were 561,120,143 affirmative votes, 409,722,612 negative votes, and 22,948,844 abstentions.

The stockholders approved a stockholder proposal requesting the Board of Directors to adopt a policy to nominate director candidates as soon as possible such that, if elected, at least two-thirds of the directors would be “independent” according to a standard provided by the proponent. The Board of Directors opposed the proposal. There were 555,931,271 affirmative votes, 429,836,044 negative votes, and 8,024,884 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Index of Exhibits

Exhibit	Description of Exhibit

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

b. Reports on Form 8-K

1.	Report dated January 22, 2004 reporting MBNA Corporation’s earnings release for the fourth quarter of 2003.

2.	Report dated January 31, 2004 reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for January 2004.

3.	Report dated February 25, 2004 reporting the securitization of $600.0 million of credit card loan receivables by MBNA America Bank, N.A.

4.	Report dated February 29, 2004 reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for February 2004.

5.	Report dated March 16, 2004 reporting the securitization of $200.0 million of credit card loan receivables by MBNA America Bank, N.A.

6.	Report dated March 17, 2004 reporting the securitization of $700.0 million of credit card loan receivables by MBNA America Bank, N.A.

7.	Report dated March 30, 2004 reporting the securitization of £500.0 million of credit card loan receivables by MBNA Europe Bank Limited.

8.	Report dated March 31, 2004 reporting the net credit losses and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for March 2004.

9.	Report dated April 1, 2004 reporting the securitization $350.0 million of credit card loan receivables by MBNA America Bank, N.A.

10.	Report dated April 15, 2004 reporting the securitization of $1.35 billion of credit card loan receivables by MBNA America Bank, N.A.

11.	Report dated April 22, 2004 reporting MBNA Corporation’s earnings release for the first quarter of 2004.

12.	Report dated April 30, 2004 announcing the appointment of two members to MBNA’s Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBNA Corporation

Date: May 10, 2004	/s/	Vernon H.C. Wright
Vernon H.C. Wright
Chief Financial Officer

