Form 10-Q
period 2004-06-30
MBNA CORP
filed 2004-08-09
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, $.01 Par Value – 1,277,671,875 Shares Outstanding as of June 30, 2004

MBNA CORPORATION AND SUBSIDIARIES

Item 1.
MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$713,839	$660,022
Interest-earning time deposits in other banks	5,303,928	3,590,329
Federal funds sold	1,925,000	1,275,000
Investment securities:
Available-for-sale (amortized cost of $5,288,130 and $4,352,069 at June 30, 2004, and December 31, 2003, respectively)	5,269,693	4,363,087
Held-to-maturity (market value of $320,670 and $354,434 at June 30, 2004, and December 31, 2003, respectively)	326,804	353,299
Loans held for securitization	8,722,631	13,084,105
Loan portfolio:
Credit card	9,716,459	11,190,382
Other consumer	8,488,317	8,017,730
Commercial	3,569,563	1,331,860

Total loan portfolio	21,774,339	20,539,972
Reserve for possible credit losses	(1,196,304)	(1,216,316)

Net loan portfolio	20,578,035	19,323,656
Premises and equipment, net	2,708,827	2,676,597
Accrued income receivable	333,245	443,755
Accounts receivable from securitization	9,097,385	7,766,477
Intangible assets and goodwill, net	3,521,640	3,188,368
Prepaid expenses and deferred charges	555,245	499,775
Other assets	1,799,986	1,888,885

Total assets	$60,856,258	$59,113,355

LIABILITIES
Deposits:
Time deposits	$21,443,977	$21,528,882
Money market deposit accounts	7,717,583	7,790,726
Noninterest-bearing deposits	2,722,109	2,419,209
Interest-bearing transaction accounts	45,018	47,334
Savings accounts	22,838	49,930

Total deposits	31,951,525	31,836,081
Short-term borrowings	2,014,559	1,025,463
Long-term debt and bank notes	11,643,489	12,145,628
Accrued interest payable	288,673	319,227
Accrued expenses and other liabilities	3,088,798	2,673,916

Total liabilities	48,987,044	48,000,315

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at June 30, 2004 and December 31, 2003)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,277,671,875 shares issued and outstanding at June 30, 2004, and 1,277,597,840 shares issued and outstanding at December 31, 2003)	12,777	12,776
Additional paid-in capital	2,023,895	2,119,700
Retained earnings	9,437,553	8,571,174
Accumulated other comprehensive income	394,903	409,304

Total stockholders' equity	11,869,214	11,113,040

Total liabilities and stockholders' equity	$60,856,258	$59,113,355

 The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Interest Income
Loan portfolio	$589,209	$569,255	$1,167,989	$1,086,418
Loans held for securitization	241,519	256,093	566,121	550,985
Investment securities:
Taxable	28,065	28,042	55,228	58,424
Tax-exempt	349	390	668	751
Time deposits in other banks	23,351	21,241	42,089	39,378
Federal funds sold	6,595	9,612	11,622	17,566
Other interest income	78,501	75,282	156,977	150,420

Total interest income	967,589	959,915	2,000,694	1,903,942

Interest Expense
Deposits	241,160	286,354	487,159	579,216
Short-term borrowings	18,799	9,812	31,190	20,130
Long-term debt and bank notes	113,385	84,581	220,295	169,832

Total interest expense	373,344	380,747	738,644	769,178

Net Interest Income	594,245	579,168	1,262,050	1,134,764
Provision for possible credit losses	251,557	345,603	616,718	724,480

Net interest income after provision for possible credit losses	342,688	233,565	645,332	410,284

Other Operating Income
Securitization income	1,642,633	1,527,907	3,211,175	3,003,407
Interchange	103,796	101,034	205,369	190,700
Credit card loan fees	117,376	110,982	264,220	227,471
Other consumer loan fees	43,764	28,881	77,018	54,859
Commercial loan fees	16,572	10,217	32,927	20,609
Insurance	45,229	55,841	98,126	109,328
Other	30,250	16,942	53,317	33,439

Total other operating income	1,999,620	1,851,804	3,942,152	3,639,813
Other Operating Expense
Salaries and employee benefits	553,027	512,238	1,120,911	1,038,692
Occupancy expense of premises	46,125	44,695	90,916	87,943
Furniture and equipment expense	97,271	86,203	188,052	173,667
Other	675,443	591,932	1,413,905	1,222,641

Total other operating expense	1,371,866	1,235,068	2,813,784	2,522,943

Income Before Income Taxes	970,442	850,301	1,773,700	1,527,154
Applicable income taxes	310,107	306,959	593,657	551,303

Net Income	$660,335	$543,342	$1,180,043	$975,851

Earnings Per Common Share	$.51	$.42	$.92	$.76
Earnings Per Common Share—Assuming Dilution	.51	.42	.90	.75
Dividends Per Common Share	.12	.08	.24	.16

 The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts)
(unaudited)

	Outstanding Shares

	Preferred(000)	Common (000)	Preferred Stock	Common Stock

Balance, December 31, 2003	8,574	1,277,598	$86	$12,776
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.24 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	9,849	-	99
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(9,775)	-	(98)

Balance, June 30, 2004	8,574	1,277,672	$86	$12,777

Balance, December 31, 2002	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.16 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	18,293	-	183
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(18,293)	-	(183)

Balance, June 30, 2003	8,574	1,277,672	$86	$12,777

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2003	$2,119,700	$8,571,174	$409,304	$11,113,040
Comprehensive income:
Net income	-	1,180,043	-	1,180,043
Other comprehensive income, net of tax	-	-	(14,401)	(14,401)

Comprehensive income				1,165,642

Cash dividends:
Common - $.24 per share	-	(306,632)	-	(306,632)
Preferred	-	(7,032)	-	(7,032)
Exercise of stock options and other awards	89,819	-	-	89,918
Stock-based compensation tax benefit	30,115	-	-	30,115
Amortization of deferred compensation expense	43,176	-	-	43,176
Acquisition and retirement of common stock	(258,915)	-	-	(259,013)

Balance, June 30, 2004	$2,023,895	$9,437,553	$394,903	$11,869,214

Balance, December 31, 2002	$2,296,568	$6,707,162	$84,726	$9,101,319
Comprehensive income:
Net income	-	975,851	-	975,851
Other comprehensive income, net of tax	-	-	94,453	94,453

Comprehensive income				1,070,304

Cash dividends:
Common - $.16 per share	-	(204,514)	-	(204,514)
Preferred	-	(7,032)	-	(7,032)
Exercise of stock options and other awards	139,207	-	-	139,390
Stock-based compensation tax benefit	40,271	-	-	40,271
Amortization of deferred compensation expense	43,891	-	-	43,891
Acquisition and retirement of common stock	(356,070)	-	-	(356,253)

Balance, June 30, 2003	$2,163,867	$7,471,467	$179,179	$9,827,376

 The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months
	Ended June 30,

	2004	2003

Operating Activities
Net income	$1,180,043	$975,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	616,718	724,480
Depreciation, amortization, and accretion	457,164	420,686
Provision (benefit) for deferred income taxes	1,786	(33,464)
Decrease in accrued income receivable	115,886	41,186
Increase in accounts receivable from securitization	(1,339,296)	(864,195)
(Decrease) increase in accrued interest payable	(33,828)	2,694
Decrease (increase) in other operating activities	19,446	(65,438)

Net cash provided by operating activities	1,017,919	1,201,800
Investing Activities
Net increase in money market instruments	(2,336,397)	(2,551,158)
Proceeds from maturities of investment securities available-for-sale	755,901	896,505
Purchases of investment securities available-for-sale	(1,697,322)	(682,673)
Proceeds from maturities of investment securities held-to-maturity	39,412	39,207
Purchases of investment securities held-to-maturity	(12,857)	(5,472)
Proceeds from securitization of loans	7,503,777	6,241,816
Acquisitions of businesses	(355,688)	-
Loan portfolio acquisitions	(1,286,701)	(1,075,689)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(4,640,590)	(4,075,820)
Net loan repayments (originations)	2,780,278	(2,288,583)
Net purchases of premises and equipment	(256,655)	(174,425)

Net cash provided by (used in) investing activities	493,158	(3,676,292)
Financing Activities
Net increase in money market deposit accounts, noninterest-bearing deposits, interest- bearing transaction accounts, and savings accounts	200,659	1,992,681
Net (decrease) increase in time deposits	(72,957)	516,792
Net decrease in short-term borrowings, excluding short-term borrowings assumed in acquisitions	(221,952)	(47,488)
Proceeds from issuance of long-term debt and bank notes	8,962	1,209,704
Maturity of long-term debt and bank notes	(914,806)	(657,178)
Proceeds from exercise of stock options	89,918	139,390
Acquisition and retirement of common stock	(259,013)	(356,253)
Dividends paid	(288,071)	(198,709)

Net cash (used in) provided by financing activities	(1,457,260)	2,598,939

Increase in cash and cash equivalents	53,817	124,447
Cash and cash equivalents at beginning of period	660,022	721,972

Cash and cash equivalents at end of period	$713,839	$846,419

Supplemental Disclosure
Interest expense paid	$757,237	$783,359

Income taxes paid	$565,824	$469,371

 The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation (“the Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates the effect on net income and earnings per common share as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“Statement No. 148”), if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options-based employee compensation. In accordance with Statement No. 123, the Corporation uses the Black-Scholes option pricing model to value its employee stock option grants. The Black-Scholes option pricing model is one technique allowed to determine the fair value of employee stock options. The model uses various assumptions that can significantly affect the fair value of the employee stock options and the derived fair value estimates cannot be substantiated by comparison to independent markets.

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
Net Income
As reported	$660,335	$543,342	$1,180,043	$975,851
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16,862	9,544	28,725	28,046
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(31,783)	(26,530)	(59,778)	(68,708)

Pro forma	$645,414	$526,356	$1,148,990	$935,189

Earnings Per Common Share
As reported	$.51	$.42	$.92	$.76
Pro forma	.50	.41	.89	.73
Earnings Per Common Share-Assuming Dilution
As reported	.51	.42	.90	.75
Pro forma	.50	.40	.88	.72

For the six months ended June 30, 2004, 2.8 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $74.4 million when issued. The unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $215.3 million and $183.3 million at June 30, 2004, and December 31, 2003, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended June 30, 2004, the Corporation issued 2.5 million common shares upon the exercise of stock options, and purchased 2.5 million common shares for $65.2 million. During the six months ended June 30, 2004, the Corporation issued 9.8 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 9.8 million common shares for $259.0 million. The Corporation received $24.3 million and $89.9 million in proceeds from the exercise of stock options for the three and six months ended June 30, 2004, respectively.

-6-

Note C: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

			Series A		Series B
Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share

January 22, 2004	March 31, 2004	April 15, 2004	7.50%	$.46875	5.50%	$.34380
April 22, 2004	June 30, 2004	July 15, 2004	7.50	.46875	5.50	.34380
July 22, 2004	September 30, 2004	October 15, 2004	7.50	.46875	5.50	.34380

Note D: Common Stock

The Corporation’s Board of Directors declared the following quarterly dividends for the Corporation’s Common Stock:

Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Per Common Share

January 22, 2004	March 15, 2004	April 1, 2004	$.12
April 22, 2004	June 14, 2004	July 1, 2004	.12
July 22, 2004	September 15, 2004	October 1, 2004	.12

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Earnings Per Common Share
Net income	$660,335	$543,342	$1,180,043	$975,851
Less: preferred stock dividend requirements	3,516	3,516	7,032	7,032

Net income applicable to common stock	$656,819	$539,826	$1,173,011	$968,819

Weighted average common shares outstanding (000)	1,277,726	1,278,144	1,277,840	1,278,560

Earnings per common share	$.51	$.42	$.92	$.76

Earnings Per Common Share – Assuming Dilution
Net income	$660,335	$543,342	$1,180,043	$975,851
Less: preferred stock dividend requirements	3,516	3,516	7,032	7,032

Net income applicable to common stock	$656,819	$539,826	$1,173,011	$968,819

Weighted average common shares outstanding (000)	1,277,726	1,278,144	1,277,840	1,278,560
Net effect of dilutive stock options (000)	19,328	16,102	21,222	14,891

Weighted average common shares outstanding and common stock equivalents (000)	1,297,054	1,294,246	1,299,062	1,293,451

Earnings per common share – assuming dilution	$.51	$.42	$.90	$.75

For the three and six months ended June 30, 2004 all stock options outstanding were included in the computation of earnings per common share-assuming dilution, as a result of the stock options' exercise prices being less than the average market price of the common shares.

There were 55.4 million (expiration dates ranging from 2009 to 2013) and 67.1 million (expiration dates ranging from 2009 to 2013) stock options with an average option exercise price of $22.15 and $21.39 per share outstanding for the three and six months ended June 30, 2003, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares, for the respective three and six month periods
.

-8-

Note F: Off-Balance Sheet Asset Securitization

Off-balance sheet asset securitization removes loan principal receivables from the Corporation’s consolidated statements of financial condition and converts interest income, interchange income, loan fees, insurance income, and recoveries on charged-off securitized loans in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trusts and maintains other retained interests in the securitized assets. These retained interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests.

In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“Statement No. 140”), the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, certain fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest rate paid to investors. These assumptions are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. Should these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

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

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)
	June 30, 2004			March 31, 2004

	Credit Card	Other Consumer	Commercial	Credit Card (d)	Other Consumer	Commercial (d)

Interest-only strip receivable	$1,164,944	$145,556	$5,852	$1,211,006	$112,313	$7,236
Weighted average life (in years)	.32	.89	.17	.33	.90	.18

Loan payment rate
(weighted average rate)	15.38%	4.93%	32.56%	14.47%	4.87%	30.52%
Impact on fair value of 20% adverse change	$164,179	$22,128	$620	$170,331	$17,081	$884
Impact on fair value of 40% adverse change	281,471	38,062	1,175	296,775	29,391	1,491

Gross credit losses (b)
(weighted average rate)	4.98%	8.25%	5.29%	5.07%	8.64%	5.76%
Impact on fair value of 20% adverse change	$231,720	$71,151	$1,781	$244,497	$75,350	$2,054
Impact on fair value of 40% adverse change	463,439	142,302	3,563	488,995	112,313	4,109

Excess spread (c)
(weighted average rate)	5.01%	3.38%	3.48%	5.02%	2.58%	4.06%
Impact on fair value of 20% adverse change	$232,989	$29,111	$1,170	$242,201	$22,463	$1,447
Impact on fair value of 40% adverse change	465,978	58,222	2,341	484,402	44,925	2,894

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$4,928	$1,559	$15	$5,322	$1,216	$19
Impact on fair value of 40% adverse change	9,821	3,092	29	10,604	2,412	38

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
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. Business card securitizations were previously included in credit card. For purposes of comparability, certain prior period amounts have been reclassified.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)
	June 30, 2003			March 31, 2003

	Credit Card (d)	Other Consumer	Commercial (d)	Credit Card (d)	Other Consumer	Commercial (d)

Interest-only strip receivable	$1,141,699	$87,177	$2,659	$1,115,334	$83,170	$2,554
Weighted average life (in years)	.34	.93	.15	.33	.85	.15

Loan payment rate
(weighted average rate)	14.06%	4.67%	39.01%	14.27%	5.18%	38.49%
Impact on fair value of 20% adverse change	$164,339	$13,250	$337	$158,211	$12,644	$317
Impact on fair value of 40% adverse change	280,776	22,826	542	274,348	21,756	528

Gross credit losses (b)
(weighted average rate)	5.26%	8.95%	4.45%	5.44%	8.90%	3.93%
Impact on fair value of 20% adverse change	$246,794	$81,064	$671	$245,012	$73,405	$597
Impact on fair value of 40% adverse change	493,588	87,177	1,341	490,024	83,170	1,194

Excess spread (c)
(weighted average rate)	4.86%	1.92%	3.53%	4.96%	2.02%	3.36%
Impact on fair value of 20% adverse change	$228,340	$17,435	$532	$223,067	$16,634	$511
Impact on fair value of 40% adverse change	456,680	34,871	1,064	446,133	33,268	1,022

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,136	$980	$6	$4,945	$853	$6
Impact on fair value of 40% adverse change	10,233	1,942	12	9,853	1,693	12

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
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. Business card securitizations were previously included in credit card. For purposes of comparability, certain prior period amounts have been reclassified.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands)
	June 30, 2004			December 31, 2003
	(unaudited)
	Credit Card	Other Consumer	Commercial	Credit Card (d)	Other Consumer	Commercial (d)

Interest-only strip receivable	$1,164,944	$145,556	$5,852	$1,246,656	$84,043	$7,362
Weighted average life (in years)	.32	.89	.17	.33	.89	.17

Loan payment rate
(weighted average rate)	15.38%	4.93%	32.56%	14.49%	4.92%	32.55%
Impact on fair value of 20% adverse change	$164,179	$22,128	$620	$175,404	$12,785	$780
Impact on fair value of 40% adverse change	281,471	38,062	1,175	305,720	21,980	1,478

Gross credit losses (b)
(weighted average rate)	4.98%	8.25%	5.29%	5.24%	9.64%	5.06%
Impact on fair value of 20% adverse change	$231,720	$71,151	$1,781	$250,815	$83,294	$1,704
Impact on fair value of 40% adverse change	463,439	142,302	3,563	501,630	84,043	3,409

Excess spread (c)
(weighted average rate)	5.01%	3.38%	3.48%	5.20%	1.95%	4.37%
Impact on fair value of 20% adverse change	$232,989	$29,111	$1,170	$249,331	$16,809	$1,472
Impact on fair value of 40% adverse change	465,978	58,222	2,341	498,662	33,617	2,945

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$4,928	$1,559	$15	$5,476	$902	$19
Impact on fair value of 40% adverse change	9,821	3,092	29	10,913	1,789	37

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
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. Business card securitizations were previously included in credit card. For purposes of comparability, certain prior period amounts have been reclassified.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands)
	June 30, 2003			December 31, 2002
	(unaudited)
	Credit Card (d)	Other Consumer	Commercial (d)	Credit Card (d)	Other Consumer	Commercial (d)

Interest-only strip receivable	$1,141,699	$87,177	$2,659	$1,088,950	$38,518	$2,497
Weighted average life (in years)	.34	.93	.15	.34	.87	.16

Loan payment rate
(weighted average rate)	14.06%	4.67%	39.01%	14.27%	5.05%	37.88%
Impact on fair value of 20% adverse change	$164,339	$13,250	$337	$156,595	$5,835	$302
Impact on fair value of 40% adverse change	280,776	22,826	542	267,495	10,081	524

Gross credit losses (b)
(weighted average rate)	5.26%	8.95%	4.45%	5.43%	9.83%	4.19%
Impact on fair value of 20% adverse change	$246,794	$81,064	$671	$243,789	$38,518	$643
Impact on fair value of 40% adverse change	493,588	87,177	1,341	487,579	38,518	1,286

Excess spread (c)
(weighted average rate)	4.86%	1.92%	3.53%	4.85%	.91%	3.25%
Impact on fair value of 20% adverse change	$228,340	$17,435	$532	$217,790	$7,704	$499
Impact on fair value of 40% adverse change	456,680	34,871	1,064	435,580	15,407	999

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,136	$980	$6	$4,864	$404	$6
Impact on fair value of 40% adverse change	10,233	1,942	12	9,692	801	12

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
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. Business card securitizations were previously included in credit card. For purposes of comparability, certain prior period amounts have been reclassified.

Note G: Short-Term Borrowings

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by the Bank, short-term deposit notes issued by MBNA Canada Bank, on-balance-sheet financing structures, and other transactions with maturities greater than one business day but less than one year.

In connection with the Premium Credit Limited acquisition in the first quarter of 2004, the Corporation assumed a short-term on-balance-sheet financing structured transaction with an available limit of £750.0 million (approximately $1.4 billion). At June 30, 2004, this financing structured transaction had an outstanding balance of £527.0 million (approximately $1.0 billion) consisting of several tranches with maturities ranging between one to three months. These tranches are renewable upon maturity. This financing structured transaction is secured by £932.0 million (approximately $1.7 billion) of assets. See “Note K: Acquisitions” for further detail regarding the Premium Credit Limited acquisition.

Note H: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

During the six months ended June 30, 2004, the Corporation issued or assumed long-term debt and bank notes consisting of the following:

Par Value

(dollars in thousands)
(unaudited)

Fixed-Rate Medium-Term Deposit Note, with an interest rate of 3.625%, payable semi-annually, maturing in 2007 (CAD$11.9 million)	$8,936

Floating-Rate Loan Notes, priced at the three month Sterling London Interbank BID Rate, payable quarterly, maturing in 2011, issued in connection with the acquisition of Premium Credit Limited (£12.7 million) (a)	23,024

Fixed-Rate Asset-Backed Notes, with a weighted average interest rate of 5.33%, payable monthly, maturing in varying amounts from 2007 through 2018, assumed in connection with the acquisition of Sky Financial Solutions, Inc. (b)	604,230

Floating-Rate Asset-Backed Notes, payable monthly, maturing in 2012, assumed in connection with the acquisition of Sky Financial Solutions, Inc. (b)	116,327

(a) See “Note K: Acquisitions” for further detail regarding the Premium Credit Limited acquisition.

(b) The Fixed-Rate and Floating-Rate Asset-Backed Notes assumed in connection with the acquisition of Sky Financial
        Solutions, Inc. were secured by approximately $750 million of loan receivables. See “Note K: Acquisitions” for further detail regarding the Sky Financial Solutions, Inc. acquisition.

During the six months ended June 30, 2004, $10.0 million of Senior Medium-Term Notes, $85.0 million of Bank Notes, $111.0 million of Medium-Term Deposit Notes, and $678.4 million of Euro Medium-Term Notes matured. Also, during the six months ended June 30, 2004, the Corporation paid down $30.4 million of asset backed notes assumed in connection with the acquisition of Sky Financial Solutions, Inc.  See “Note K: Acquisitions” for further detail regarding the Sky Financial Solutions, Inc. acquisition.

Interest Rate and Foreign Exchange Swap Agreements

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes in order to more closely match the interest rate sensitivity of the Corporation’s assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited (“MBNA Europe”). “Note 30: Fair Value of Financial Instruments—Derivative Financial Instruments” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s derivative activities.

During the six months ended June 30, 2004, MBNA Canada Bank entered into an interest rate swap agreement, with a total notional value of $8.9 million (CAD$11.9 million), related to the issuance of a Fixed-Rate Medium-Term Deposit Note. This swap qualifies as a fair value hedge in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended.

Note I: Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

Comprehensive Income
(dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income	$660,335	$543,342	$1,180,043	$975,851
Other comprehensive income:
Foreign currency translation	(55,841)	120,218	4,708	103,793
Net unrealized losses on investment securities available-for-sale	(20,470)	(4,252)	(19,109)	(9,340)

Other comprehensive income	(76,311)	115,966	(14,401)	94,453

Comprehensive income	$584,024	$659,308	$1,165,642	$1,070,304

The components of accumulated other comprehensive income, net of tax, are as follows:

Components of Accumulated Other Comprehensive Income
(dollars in thousands)
	June 30,	December 31,
	2004	2003
	(unaudited)

Foreign currency translation	$422,325	$417,617
Net unrealized (losses) gains on investment securities available-for-sale	(12,208)	6,901
Minimum benefit plan liability adjustment	(15,214)	(15,214)

Accumulated other comprehensive income	$394,903	$409,304

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

Note J: Employee Benefits

The Corporation has a noncontributory defined benefit pension plan (“Pension Plan”) and a supplemental executive retirement plan (“SERP”). The components of net periodic benefit cost for the Pension Plan and SERP for the three and six months ended June 30, 2004 and 2003 are presented below.

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)
	Pension Plan		SERP		Total
	For the Three Months		For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,		Ended June 30,

	2004	2003	2004	2003	2004	2003

Service cost-benefits earned during the period	$13,987	$12,455	$3,065	$3,862	$17,052	$16,317
Interest cost on projected benefit obligation	7,981	7,231	3,250	3,317	11,231	10,548
Expected return on plan assets	(9,351)	(6,518)	-	-	(9,351)	(6,518)
Net amortization and deferral:
Prior service cost	267	271	825	803	1,092	1,074
Actuarial loss	2,323	2,651	-	37	2,323	2,688
Transition obligation	-	-	100	106	100	106

Net amortization and deferral	2,590	2,922	925	946	3,515	3,868

Net periodic benefit cost	$15,207	$16,090	$7,240	$8,125	$22,447	$24,215

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	5.00	5.50	5.00	5.50
Expected return on plan assets	9.00	9.00

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)
	Pension Plan		SERP		Total

	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,

	2004	2003	2004	2003	2004	2003

Service cost-benefits earned during the period	$30,112	$25,251	$7,515	$7,795	$37,627	$33,046
Interest cost on projected benefit obligation	17,256	14,660	7,000	6,696	24,256	21,356
Expected return on plan assets	(18,851)	(13,215)	-	-	(18,851)	(13,215)
Net amortization and deferral:
Prior service cost	542	550	1,600	1,620	2,142	2,170
Actuarial loss	5,923	5,374	400	75	6,323	5,449
Transition obligation	-	-	200	214	200	214

Net amortization and deferral	6,465	5,924	2,200	1,909	8,665	7,833

Net periodic benefit cost	$34,982	$32,620	$16,715	$16,400	$51,697	$49,020

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	5.00	5.50	5.00	5.50
Expected return on plan assets	9.00	9.00

The Corporation expects to contribute the maximum tax deductible contribution to the Pension Plan in 2004, which is estimated to be approximately $69 million. For the six months ended June 30, 2004, the Corporation contributed $60.0 million to the Pension Plan.

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

Note K: Acquisitions

Premium Credit Limited

On January 27, 2004, MBNA Europe acquired 100% of the voting stock of Vendcrown Limited (“Vendcrown”). Vendcrown, through its principal subsidiary Premium Credit Limited (“PCL”), originates and funds loans to consumers and commercial businesses. The acquisition included $1.6 billion of commercial and consumer loan receivables. The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of $322.7 million. The Corporation also recorded acquired reserves for possible credit losses of $22.0 million in connection with this acquisition. The acquisition of PCL was not significant to the Corporation’s results of operations for the six months ended June 30, 2004. The Corporation’s full-time equivalent employees increased by approximately 300 as a result of the transaction.

PCL is a specialty finance company that provides lending in several different product lines which will be new for MBNA Europe. Its principal products are loans for insurance premiums. Other products include loans for sports and leisure membership fees, professional fees, and private school fees. The acquisition of PCL reflects the continuing efforts of the Corporation to diversify into other lending products.

Sky Financial Solutions, Inc.

On March 31, 2004, the Corporation acquired 100% of the voting stock of Sky Financial Solutions, Inc. (“SFS”). The acquisition included $893.0 million of commercial loan receivables. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of $47.0 million. The Corporation also recorded acquired reserves for possible credit losses of $21.4 million in connection with the acquisition. The acquisition of SFS was not significant to the Corporation’s results of operations for the six months ended June 30, 2004. The Corporation’s full-time equivalent employees increased by approximately 100 as a result of the transaction.

SFS is a commercial finance company that provides loans to meet the financing needs of medical professionals; these loans are typically used for practice start-up, working capital, practice acquisition, and equipment financing. SFS primarily sources its loan originations through referrals from equipment and supply vendors, practice brokers, state professional associations and Customers. The acquisition of SFS reflects the continuing efforts of the Corporation to diversify into other lending products.

The Corporation anticipates an increase of approximately $15.0 million in amortization of intangible assets expense during the remainder of 2004 related to the PCL and SFS transactions.

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

Introduction and Overview

MBNA Corporation (“the Corporation”), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. (“the Bank”), a national bank and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited (“MBNA Europe”) located in the United Kingdom (“U.K.”) and MBNA Canada Bank (“MBNA Canada”) located in Canada. The Corporation’s primary business is providing its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card loans, other consumer loans, and commercial loans. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of credit cards through endorsed marketing.

In addition to its credit card lending, the Corporation makes other consumer loans and commercial loans. Other consumer loans include installment and revolving unsecured loan products, mortgage loans, aircraft loans, insurance premium financing loans (to consumers), and other specialty lending products to consumers. Commercial loans include business card products, professional practice financing loans, insurance premium financing loans (to businesses), small business lines of credit, and other commercial loans to businesses. The Corporation also offers insurance and deposit products. In the U.S., the Corporation offers its commercial loans and a portion of its other consumer loans through MBNA America (Delaware), N.A. (“MBNA Delaware”), a national bank and a subsidiary of the Corporation.

The Corporation seeks to achieve its net income and other objectives primarily by attempting to grow loans to generate related interest and other operating income, while controlling loan losses and expense growth. It grows loans through adding new accounts and stimulating usage of existing accounts as well as portfolio and other business acquisitions. The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, loan fees, insurance income, interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation’s primary costs are the costs of funding and growing its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings and long-term debt and bank notes, credit losses, business development and operating expenses, royalties to endorsing organizations, and income taxes.

The Corporation obtains funds to make loans to its Customers primarily through the process of off-balance sheet asset securitizations, raising deposits, and the issuance of short-term and long-term debt and bank notes. Off-balance sheet asset securitization removes loan principal receivables from the consolidated statements of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation, and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation and are excluded from the Corporation’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation’s results on a managed basis. Managed data assumes the Corporation’s securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation’s owned loans. Management, equity and debt analysts, rating agencies and others evaluate the Corporation’s operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation’s owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the loan principal receivables are sold to the trust, but the account relationships are not sold. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions.

Off-balance sheet asset securitizations have a significant effect on the Corporation’s consolidated financial statements. The impact is discussed under “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results.” Securitization income is the most significant revenue item and is discussed under “Total Other Operating Income.” Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure presented in accordance with GAAP is provided.

Executive Summary

Factors affecting the Corporation's results for the second quarter of 2004 included loan growth, a declining net interest margin, improving asset quality trends, an increase in other operating income, and other items discussed throughout this report. The Corporation attempts to achieve its net income and other objectives by balancing these and other factors.

Highlights for this quarter include:

• An increase in loans at the end of the second quarter 2004 as compared to the second quarter 2003. Loan receivables increased by $1.2 billion to $30.5 billion, and managed loans increased by $7.7 billion to $118.2 billion, as compared to June 30, 2003, through marketing programs and acquisitions, including the acquisitions of Premium Credit Limited ($1.6 billion of acquired commercial and other consumer loans) and Sky Financial Solutions, Inc. ($893.0 million of acquired commercial loans) in the first quarter of 2004. See “Loan Receivables” for a discussion of the income earned on loan receivables, “Total Other Operating Income - Securitization Income” for a discussion of the income earned on securitized loans, and “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation's Results” for a discussion of the income earned on managed loans.

• The net interest margin was reduced 24 basis points to 5.09% and the managed net interest margin was reduced 44 basis points to 7.92% for the three months ended June 30, 2004, as compared to the same period in 2003. See “Net Interest Income—Net Interest Margin” for a discussion of the net interest margin, “Total Other Operating Income—Securitization Income” for a discussion of the net interest margin earned on securitized loans, and “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation's Results” for a discussion of managed net interest margin.

• Based on improving asset quality trends, the provision for possible credit losses was $94.0 million lower in the second quarter of 2004 than in the second quarter of 2003. The Corporation reduced net credit losses on loan receivables 31 basis points to 4.60% and 40 basis points to 4.95% on managed loans for the three months ended June 30, 2004, as compared to the same period in 2003. Loan losses continue to be lower than published industry levels.

• Total other operating income for the three months ended June 30, 2004 increased $147.8 million, as compared to the same period in 2003, as a result of increases in securitization income and fee income. The net impact of the change in the interest-only strip receivable reduced securitization income (which is a component of other operating income) by $26.8 million for the second quarter of 2004 as compared to a $7.9 million increase for the second quarter of 2003.

• The Corporation’s effective tax rate was reduced to 32.0% for the three months ended June 30, 2004. The reduction in the effective tax rate was primarily driven by favorable resolutions of examination issues at the federal and state levels combined with a continuing benefit from earnings of the Corporation’s foreign subsidiaries, which are taxed at lower rates. When compared to the first quarter of 2004, income tax expense in the second quarter of 2004 was reduced by $32.5 million, primarily as a result of favorable resolutions of examination issues at the federal and state levels.

These items, as well as other factors, contributed to the increase in net income for the three months ended June 30, 2004 to $660.3 million or $.51 per common share—assuming dilution and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

• In January, the Corporation entered into an agreement with American Express to offer its credit cards under the American Express brand network. The Corporation expects to begin offering the American Express branded cards in late 2004, upon satisfaction of certain conditions contained in the agreement.

• In the second quarter of 2004, the Corporation successfully completed its implementation of the Strategic Systems Extension (“SSE”), which extended the use of the Corporation’s North American core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Europe was previously dependent on third-party vendors for such information systems. It is expected that the implementation of SSE will give MBNA Europe better tools for servicing Customers and allow the Corporation to leverage past and future investments in technology.

Management’s focus for the remainder of 2004 is discussed in the “Introduction and Overview” section of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation’s consolidated financial statements. The estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. Management has identified the policies related to the accounting for off-balance sheet asset securitization, the reserve for possible credit losses, intangible assets and goodwill, and revenue recognition as the critical accounting policies which require management to make significant judgments, estimates and assumptions.

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

Off-Balance Sheet Asset Securitization

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

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at June 30, 2004, reflect management’s judgment as to the expected excess spread to be earned and projected loan payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and projected loan payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates and competitive pressures can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Projected loan payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these assumptions may result in future estimates of the excess spread and projected loan payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews prior assumptions and estimates compared to actual trust performance and other factors based on the prior period that approximates the average life of the securitized loan principal receivables. The actual trust performance results and other factors are compared to the estimates and assumptions used in the determination of the fair value of the interest-only strip receivable. Based on this review and the Corporation’s current assumptions and estimates for future periods, the Corporation adjusts, as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If the assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or projected loan payment rates, the Corporation’s financial condition and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $263 million in the value of the total interest-only strip receivable at June 30, 2004, and a related change in securitization income.

Based on quarterly 2003 and 2004 reviews of the interest-only strip receivable, the actual performance of the securitized receivables did not materially differ from the assumptions and estimates used to value the interest-only strip receivable.

“Note F: Off-Balance Sheet Asset Securitization” to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

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

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $120 million in the reserve for possible credit losses and a related change in the provision for possible credit losses at June 30, 2004.

Based on the 2003 and 2004 reviews of the reserve for possible credit losses, the actual net credit losses did not materially differ from the projections of net credit losses used to establish the reserve for possible credit losses.

“Loan Quality” provides further detail regarding the Corporation’s reserve for possible credit losses.

Intangible Assets and Goodwill

The Corporation’s intangible assets are primarily comprised of purchased credit card relationships (“PCCRs”). The Corporation records PCCRs as part of the acquisition of credit card loans and the corresponding Customer relationships. PCCRs, which are carried at net book value, are amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

In addition to PCCRs, the Corporation has purchased other consumer loan relationships (similar to PCCRs), goodwill, and other separately identifiable intangible assets. Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Corporation’s goodwill is not amortized, but rather is subject to an annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Other separately identifiable intangible assets are amortized over their expected useful lives and reviewed for impairment on a quarterly basis.

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

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the loans and corresponding credit card relationships. These estimates and assumptions include levels of account usage and activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs. The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.1 billion net book value of the Corporation’s PCCRs at June 30, 2004 by approximately $3.5 billion. If the active account attrition rates for all acquired portfolios in the twelve month period following June 30, 2004, were to be 10 percentage points higher than the rates assumed by management when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts by approximately $2.9 billion, and no impairment would result on any individual PCCR.

There were no impairment write-downs of intangible assets during 2004.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest on securitized loans which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of the estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans could have resulted in a change totaling approximately $62 million in interest income and other operating income at June 30, 2004.

For the second quarter of 2004, the Corporation’s estimated yields on its loan receivables and the valuation of the accrued interest receivable on securitized loans did not materially differ from the actual yields.

The Corporation also recognizes fees (except annual fees) on loans in earnings as the fees are assessed according to agreements with the Corporation’s Customers. Loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees. These fees are included in the Corporation’s loan receivables when billed. Annual fees on loans and incremental direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which they pertain.

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

If management had made different assumptions about uncollectible interest and fees on its loan receivables and its securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $37 million in interest income and other operating income at June 30, 2004.

Earnings Summary

Net income for the three months ended June 30, 2004 increased $117.0 million or 21.5% to $660.3 million or $.51 per common share, as compared to $543.3 million or $.42 per common share for the same period in 2003. Net income for the six months ended June 30, 2004 increased $204.2 million or 20.9% to $1.2 billion or $.90 per common share, as compared to $975.9 million or $.75 per common share for the same period in 2003. All earnings per common share amounts are presented assuming dilution.

The overall growth in earnings for the three months ended June 30, 2004, as compared to the same period in 2003, was primarily the result of growth in the Corporation’s loan receivables, higher levels of securitized loans, an increase in other operating income, and a decrease in the provision for possible credit losses, partially offset by an increase in other operating expenses. Also, the Corporation’s effective tax rate was reduced to 32.0%. The reduction in the effective tax rate was primarily driven by favorable resolutions of examination issues at the federal and state levels combined with a continuing benefit from earnings of the Corporation’s foreign subsidiaries, which are taxed at lower rates. When compared to the first quarter of 2004, income tax expense in the second quarter of 2004 was reduced by $32.5 million, primarily as a result of favorable resolutions of examination issues at the federal and state levels.

The overall growth in earnings for the six months ended June 30, 2004, as compared to the same period in 2003, was primarily the result of growth in the Corporation’s loan receivables, higher levels of securitized loans, increases in other operating income and interest income, a decrease in the provision for possible credit losses and interest expense, partially offset by an increase in other operating expense. In addition to these items, the earnings for the six months ended June 30, 2004, also included the impact of the change in the Corporation’s effective tax rate.

Ending loan receivables increased $1.2 billion or 4.1% to $30.5 billion at June 30, 2004, as compared to $29.3 billion at June 30, 2003. Total managed loans increased $7.7 billion or 7.0% to $118.2 billion at June 30, 2004, as compared to $110.5 billion at June 30, 2003.

Average loan receivables increased $1.8 billion or 6.4% to $29.6 billion and $3.4 billion or 12.2% to $30.9 billion for the three and six months ended June 30, 2004, as compared to $27.8 billion and $27.6 billion for the same periods in 2003, respectively.

Average managed loans increased $8.5 billion or 7.8% to $117.1 billion and $10.1 billion or 9.4% to $117.4 billion for the three and six months ended June 30, 2004, as compared to $108.6 billion and $107.3 billion for the same periods in 2003, respectively.

Interest income increased $7.7 million or 0.8% to $967.6 million and $96.8 million or 5.1% to $2.0 billion for the three and six months ended June 30, 2004, as compared to $959.9 million and $1.9 billion for the same periods in 2003, respectively.

Interest expense decreased $7.4 million or 1.9% to $373.3 million and $30.5 million or 4.0% to $738.6 million for the three and six months ended June 30, 2004, as compared to $380.7 million and $769.2 million for the same periods in 2003, respectively.

The provision for possible credit losses decreased $94.0 million or 27.2% to $251.6 million and $107.8 million or 14.9% to $616.7 million for the three and six months ended June 30, 2004, as compared to $345.6 million and $724.5 million for the same periods in 2003, respectively. These decreases in the provision for possible credit losses were based on improving asset quality trends.

The net credit loss ratio on loan receivables for the three and six months ended June 30, 2004 was 4.60% and 4.52%, respectively. The net credit loss ratio on managed loans for the three and six months ended June 30, 2004 was 4.95% and 4.97%, respectively. Delinquency on loan receivables and managed loans was 3.48% and 4.08%, respectively, at June 30, 2004.

See “Loan Quality—Net Credit Losses” for further detail regarding net credit losses. Refer to Table 17 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three and six months ended June 30, 2004. See “Loan Quality—Delinquencies” for further detail regarding delinquencies. Refer to Table 12 for a reconciliation of the loan receivables delinquency ratio to the managed delinquency ratio at June 30, 2004.

Other operating income increased $147.8 million or 8.0% to $2.0 billion and $302.3 million or 8.3% to $3.9 billion for the three and six months ended June 30, 2004, as compared to $1.9 billion and $3.6 billion for the same periods in 2003, respectively.

The net impact of the change in the interest-only strip receivable decreased securitization income (which is a component of other operating income) by $26.8 million and $48.7 million for the three and six months ended June 30, 2004, as compared to an increase of $7.9 million and $45.2 million for the same periods in 2003, respectively.

Other operating expense increased $136.8 million or 11.1% to $1.4 billion and $290.8 million or 11.5% to $2.8 billion for the three and six months ended June 30, 2004, as compared to $1.2 billion and $2.5 billion for the same periods in 2003, respectively.

Table 1 summarizes the Corporation’s consolidated statements of income, which have been derived from the consolidated financial statements, for the three and six months ended June 30, 2004 and 2003.

Table 1: Summarized Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Total interest income	$967,589	$959,915	$2,000,694	$1,903,942
Total interest expense	373,344	380,747	738,644	769,178

Net interest income	594,245	579,168	1,262,050	1,134,764
Provision for possible credit losses	251,557	345,603	616,718	724,480

Net interest income after provision for possible credit losses	342,688	233,565	645,332	410,284

Total other operating income	1,999,620	1,851,804	3,942,152	3,639,813
Total other operating expense	1,371,866	1,235,068	2,813,784	2,522,943

Income before income taxes	970,442	850,301	1,773,700	1,527,154
Applicable income taxes	310,107	306,959	593,657	551,303

Net income	$660,335	$543,342	$1,180,043	$975,851

Earnings per common share	$.51	$.42	$.92	$.76
Earnings per common share—assuming dilution	.51	.42	.90	.75
Dividends per common share	.12	.08	.24	.16

Table 2 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 2: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)

	June 30,

	2004	2003

At Period End:
Loans held for securitization	$8,722,631	$10,472,305
Loan portfolio	21,774,339	18,816,074

Loan receivables	30,496,970	29,288,379
Securitized loans	87,712,921	81,220,815

Total managed loans	$118,209,891	$110,509,194

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Average for the Period:
Loans held for securitization	$8,190,921	$8,641,464	$9,754,750	$9,221,225
Loan portfolio	21,359,159	19,143,186	21,180,304	18,353,788

Loan receivables	29,550,080	27,784,650	30,935,054	27,575,013
Securitized loans	87,552,295	80,819,218	86,513,919	79,750,415

Total managed loans	$117,102,375	$108,603,868	$117,448,973	$107,325,428

The Corporation’s return on average total assets for the three and six months ended June 30, 2004, was 4.40% and 3.93%, as compared to 3.93% and 3.61% for the same periods in 2003, respectively. The Corporation’s return on average stockholders’ equity was 22.56% and 19.95% for the three and six months ended June 30, 2004, as compared to 22.39% and 20.72% for the same periods in 2003, respectively.

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

Net interest income, on a fully taxable equivalent basis, increased $15.1 million or 2.6% to $594.5 million and $127.3 million or 11.2% to $1.3 billion for the three and six months ended June 30, 2004, as compared to $579.4 million and $1.1 billion for the same periods in 2003, respectively.

Average Interest-Earning Assets

Average interest-earning assets increased $3.4 billion or 7.9% to $47.0 billion for the three months ended June 30, 2004, as compared to $43.6 billion for the same period in 2003. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $1.8 billion and an increase in average investment securities and money market instruments of $1.4 billion. The yield on average interest-earning assets decreased 56 basis points to 8.28% for the three months ended June 30, 2004, as compared to 8.84% for the same period in 2003. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and average investment securities and money market instruments.

Average interest-earning assets increased $4.5 billion or 10.7% to $47.0 billion for the six months ended June 30, 2004, as compared to $42.5 billion for the same period in 2003. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $3.4 billion and an increase in average investment securities and money market instruments of $902.6 million. The yield on average interest-earning assets decreased 48 basis points to 8.56% for the six months ended June 30, 2004, as compared to 9.04% for the same period in 2003. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and average investment securities and money market instruments.

Average Interest-Bearing Liabilities

Average interest-bearing liabilities increased $973.2 million or 2.3% to $43.0 billion for the three months ended June 30, 2004, as compared to $42.0 billion for the same period in 2003. The increase in average interest-bearing liabilities was the result of an increase of $2.6 billion in average borrowed funds, partially offset by a decrease of $1.6 billion in average interest-bearing deposits. The decrease in the rate paid on average interest-bearing liabilities of 15 basis points to 3.49% for the three months ended June 30, 2004, from 3.64% for the same period in 2003, reflects actions by the Federal Open Market Committee (“FOMC”) from 2001 to 2003 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

Average interest-bearing liabilities increased $1.5 billion or 3.6% to $43.0 billion for the six months ended June 30, 2004, as compared to $41.5 billion for the same period in 2003. The increase in average interest-bearing liabilities was the result of an increase of $2.8 billion in average borrowed funds, partially offset by a decrease of $1.2 billion in average interest-bearing deposits. The decrease in the rate paid on average interest-bearing liabilities of 28 basis points to 3.46% for the six months ended June 30, 2004, from 3.74% for the same period in 2003, reflects actions by the FOMC from 2001 to 2003 that impacted overall market interest rates and lowered the Corporation’s cost of funds.

Net Interest Margin

The Corporation’s net interest margin, on a fully taxable equivalent basis, was 5.09% and 5.40% for the three and six months ended June 30, 2004, as compared to 5.33% and 5.39% for the same periods in 2003, respectively. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The 24 basis point decrease in the net interest margin for the three months ended June 30, 2004 as compared to the same period in 2003, was primarily the result of the Corporation’s average interest-earning assets growing at a faster rate than its net interest income.

See “Off Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results” for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio.

Tables 3 and 4 provide further detail regarding the Corporation’s average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three and six months ended June 30, 2004 and 2003.

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2004			2003

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$114,347.72%		$206	$1,521	1.85%	$7
Foreign	5,295,985	1.76	23,145	4,895,960	1.74	21,234

Total interest-earning time deposits in other banks	5,410,332	1.74	23,351	4,897,481	1.74	21,241
Federal funds sold	2,623,209	1.01	6,595	3,122,956	1.23	9,612

Total money market instruments	8,033,541	1.50	29,946	8,020,437	1.54	30,853
Investment securities (a):
Domestic:
Taxable	4,652,003	1.97	22,765	3,586,843	2.88	25,738
Tax-exempt (b)	112,432	2.05	574	110,438	2.26	623

Total domestic investment securities	4,764,435	1.97	23,339	3,697,281	2.86	26,361
Foreign	524,710	4.06	5,300	208,803	4.43	2,304

Total investment securities	5,289,145	2.18	28,639	3,906,084	2.94	28,665
Other interest-earning assets (a)	4,124,561	7.65	78,501	3,856,756	7.83	75,282
Loan receivables:
Loans held for securitization:
Domestic (d):
Credit card	6,009,625	11.91	177,900	6,498,956	11.90	192,821
Other consumer	41,886	5.89	613	58,810	5.12	751
Commercial	901	8.93	20	497,038	8.96	11,103

Total domestic loans held for securitization	6,052,412	11.86	178,533	7,054,804	11.64	204,675
Foreign (d):
Credit card	2,138,509	11.85	62,986	1,586,660	13.00	51,418
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-

Total foreign loans held for securitization	2,138,509	11.85	62,986	1,586,660	13.00	51,418

Total loans held for securitization	8,190,921	11.86	241,519	8,641,464	11.89	256,093
Loan portfolio:
Domestic (d):
Credit card	7,005,869	10.86	189,152	6,976,142	11.50	200,064
Other consumer	5,441,522	13.63	184,464	6,166,569	14.04	215,875
Commercial	2,338,988	8.13	47,275	703,073	7.78	13,636

Total domestic loan portfolio	14,786,379	11.45	420,891	13,845,784	12.44	429,575
Foreign (d):
Credit card	2,481,245	12.35	76,210	3,244,381	11.09	89,716
Other consumer	3,007,709	9.35	69,894	2,041,584	9.78	49,801
Commercial	1,083,826	8.24	22,214	11,437	5.72	163

Total foreign loan portfolio	6,572,780	10.30	168,318	5,297,402	10.58	139,680

Total loan portfolio	21,359,159	11.09	589,209	19,143,186	11.93	569,255

Total loan receivables	29,550,080	11.31	830,728	27,784,650	11.91	825,348

Total interest-earning assets	46,997,327	8.28	967,814	43,567,927	8.84	960,148
Cash and due from banks	946,238			709,751
Premises and equipment, net	2,697,104			2,543,238
Other assets	11,012,674			9,786,058
Reserve for possible credit losses	(1,257,911)			(1,157,312)

Total assets	$60,395,432			$55,449,662

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense – continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2004			2003

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,918,884	4.01%	$208,374	$21,998,008	4.42%	$242,603
Money market deposit accounts	7,684,142	1.59	30,298	7,852,394	1.92	37,638
Interest-bearing transaction accounts	50,642.86		108	50,261	1.25	157
Savings accounts	49,783	1.02	126	104,056	1.28	333

Total domestic interest- bearing deposits	28,703,451	3.35	238,906	30,004,719	3.75	280,731
Foreign:
Time deposits	423,545	2.14	2,254	717,166	3.14	5,623

Total interest-bearing deposits	29,126,996	3.33	241,160	30,721,885	3.74	286,354
Borrowed funds:
Short-term borrowings:
Domestic	901,325	3.51	7,874	1,000,000	3.44	8,577
Foreign	1,107,207	3.97	10,925	146,992	3.37	1,235

Total short-term borrowings	2,008,532	3.76	18,799	1,146,992	3.43	9,812
Long-term debt and bank notes (c):
Domestic	7,816,128	2.71	52,705	7,395,659	2.54	46,825
Foreign	4,029,279	6.06	60,680	2,743,200	5.52	37,756

Total long-term debt and bank notes	11,845,407	3.85	113,385	10,138,859	3.35	84,581

Total borrowed funds	13,853,939	3.84	132,184	11,285,851	3.35	94,393

Total interest-bearing liabilities	42,980,935	3.49	373,344	42,007,736	3.64	380,747
Noninterest-bearing deposits	2,754,803			1,474,589
Other liabilities	2,886,429			2,232,107

Total liabilities	48,622,167			45,714,432
Stockholders' equity	11,773,265			9,735,230

Total liabilities and stockholders’ equity	$60,395,432			$55,449,662

Net interest income			$594,470			$579,401

Net interest margin		5.09			5.33
Interest rate spread		4.79			5.20

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended June 30, 2004 and 2003, was $225 and $233, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense – continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2004			2003

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$103,110.69%		$352	$1,329	1.37%	$9
Foreign	4,495,880	1.87	41,737	4,310,004	1.84	39,369

Total interest-earning time deposits in other banks	4,598,990	1.84	42,089	4,311,333	1.84	39,378
Federal funds sold	2,316,736	1.01	11,622	2,847,287	1.24	17,566

Total money market instruments	6,915,726	1.56	53,711	7,158,620	1.60	56,944
Investment securities (a):
Domestic:
Taxable	4,494,109	2.04	45,529	3,617,902	2.99	53,732
Tax-exempt (b)	111,003	2.00	1,102	109,129	2.22	1,201

Total domestic investment securities	4,605,112	2.04	46,631	3,727,031	2.97	54,933
Foreign	480,720	4.06	9,699	213,354	4.43	4,692

Total investment securities	5,085,832	2.23	56,330	3,940,385	3.05	59,625
Other interest-earning assets (a)	4,097,670	7.70	156,977	3,828,536	7.92	150,420
Loan receivables:
Loans held for securitization:
Domestic (d):
Credit card	7,305,154	11.72	425,743	6,915,792	12.28	421,140
Other consumer	39,773	5.75	1,137	48,822	5.23	1,266
Commercial	901	9.15	41	483,946	8.97	21,526

Total domestic loans held for securitization	7,345,828	11.69	426,921	7,448,560	12.02	443,932
Foreign (d):
Credit card	2,408,922	11.62	139,200	1,772,665	12.18	107,053
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-

Total foreign loans held for securitization	2,408,922	11.62	139,200	1,772,665	12.18	107,053

Total loans held for securitization	9,754,750	11.67	566,121	9,221,225	12.05	550,985
Loan portfolio:
Domestic (d):
Credit card	6,858,735	11.01	375,427	6,504,386	11.26	363,166
Other consumer	5,469,708	13.69	372,281	6,155,250	14.10	430,488
Commercial	1,840,515	8.20	75,057	662,601	7.72	25,353

Total domestic loan portfolio	14,168,958	11.68	822,765	13,322,237	12.40	819,007
Foreign (d):
Credit card	3,134,620	11.68	182,128	3,027,453	11.34	170,305
Other consumer	2,937,900	9.08	132,709	1,997,430	9.79	96,927
Commercial	938,826	6.51	30,387	6,668	5.41	179

Total foreign loan portfolio	7,011,346	9.90	345,224	5,031,551	10.72	267,411

Total loan portfolio	21,180,304	11.09	1,167,989	18,353,788	11.94	1,086,418

Total loan receivables	30,935,054	11.27	1,734,110	27,575,013	11.97	1,637,403

Total interest-earning assets	47,034,282	8.56	2,001,128	42,502,554	9.04	1,904,392
Cash and due from banks	935,544			757,270
Premises and equipment, net	2,700,261			2,533,885
Other assets	10,990,276			9,787,019
Reserve for possible credit losses	(1,241,960)			(1,134,293)

Total assets	$60,418,403			$54,446,435

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense – continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2004			2003

	Average Amount	Yield/ Rate	Income or Expense	Average Amount	Yield/ Rate	Income or Expense

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,823,994	4.04%	$418,464	$21,897,514	4.51%	$489,691
Money market deposit accounts	7,696,050	1.59	60,733	7,729,208	2.02	77,511
Interest-bearing transaction accounts	52,473.86		225	51,472	1.29	328
Savings accounts	62,748	1.02	317	86,142	1.32	565

Total domestic interest- bearing deposits	28,635,265	3.37	479,739	29,764,336	3.85	568,095
Foreign:
Time deposits	562,973	2.65	7,420	681,590	3.29	11,121

Total interest-bearing deposits	29,198,238	3.36	487,159	30,445,926	3.84	579,216
Borrowed funds:
Short-term borrowings:
Domestic	900,582	3.51	15,714	1,000,000	3.52	17,442
Foreign	1,034,370	3.01	15,476	167,216	3.24	2,688

Total short-term borrowings	1,934,952	3.24	31,190	1,167,216	3.48	20,130
Long-term debt and bank notes (c):
Domestic	7,525,358	2.54	95,233	7,242,847	2.60	93,209
Foreign	4,317,878	5.82	125,062	2,611,610	5.92	76,623

Total long-term debt and
bank notes	11,843,236	3.74	220,295	9,854,457	3.48	169,832

Total borrowed funds	13,778,188	3.67	251,485	11,021,673	3.48	189,962

Total interest-bearing liabilities	42,976,426	3.46	738,644	41,467,599	3.74	769,178
Noninterest-bearing deposits	2,567,335			1,218,919
Other liabilities	2,979,000			2,262,793

Total liabilities	48,522,761			44,949,311
Stockholders' equity	11,895,642			9,497,124

Total liabilities and stockholders’ equity	$60,418,403			$54,446,435

Net interest income			$1,262,484			$1,135,214

Net interest margin		5.40			5.39
Interest rate spread		5.10			5.30

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the six months ended June 30, 2004 and 2003, was $434 and $450, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Table 4: Rate-Volume Variance Analysis (a)
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2004 Compared to 2003

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$206	$(7)	$199
Foreign	1,695	216	1,911

Total interest-earning time deposits in other banks	1,901	209	2,110
Federal funds sold	(1,418)	(1,599)	(3,017)

Total money market instruments	483	(1,390)	(907)
Investment securities:
Domestic:
Taxable	6,430	(9,403)	(2,973)
Tax-exempt	11	(60)	(49)

Total domestic investment securities	6,441	(9,463)	(3,022)
Foreign	3,200	(204)	2,996

Total investment securities	9,641	(9,667)	(26)
Other interest-earning assets	4,973	(1,754)	3,219
Loan receivables:
Loans held for securitization:
Domestic (b):
Credit card	(15,009)	88	(14,921)
Other consumer	(238)	100	(138)
Commercial	(11,044)	(39)	(11,083)

Total domestic loans held for securitization	(26,291)	149	(26,142)
Foreign (b):
Credit card	16,472	(4,904)	11,568
Other consumer	-	-	-
Commercial	-	-	-

Total foreign loans held for securitization	16,472	(4,904)	11,568

Total loans held for securitization	(9,819)	(4,755)	(14,574)
Loan portfolio:
Domestic (b):
Credit card	810	(11,722)	(10,912)
Other consumer	(25,211)	(6,200)	(31,411)
Commercial	33,003	636	33,639

Total domestic loan portfolio	8,602	(17,286)	(8,684)
Foreign (b):
Credit card	(22,844)	9,338	(13,506)
Other consumer	22,423	(2,330)	20,093
Commercial	21,948	103	22,051

Total foreign loan portfolio	21,527	7,111	28,638

Total loan portfolio	30,129	(10,175)	19,954

Total loan receivables	20,310	(14,930)	5,380

Total interest income	$35,407	$(27,741)	$7,666

Table 4: Rate-Volume Variance Analysis (a) – continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2004 Compared to 2003

	Volume	Rate	Total

Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(11,733)	$(22,496)	$(34,229)
Money market deposit accounts	(802)	(6,538)	(7,340)
Interest-bearing transaction accounts	1	(50)	(49)
Savings accounts	(148)	(59)	(207)

Total domestic interest-bearing deposits	(12,682)	(29,143)	(41,825)
Foreign:
Time deposits	(1,895)	(1,474)	(3,369)

Total interest-bearing deposits	(14,577)	(30,617)	(45,194)
Borrowed funds:
Short-term borrowings:
Domestic	(879)	176	(703)
Foreign	9,434	256	9,690

Total short-term borrowings	8,555	432	8,987
Long-term debt and bank notes:
Domestic	2,683	3,197	5,880
Foreign	18,997	3,927	22,924

Total long-term debt and bank notes	21,680	7,124	28,804

Total borrowed funds	30,235	7,556	37,791

Total interest expense	15,658	(23,061)	(7,403)

Net interest income	$19,749	$(4,680)	$15,069

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

(b) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Table 4: Rate-Volume Variance Analysis (a) - continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2004 Compared to 2003

	Volume	Rate	Total

Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$350	$(7)	$343
Foreign	1,802	566	2,368

Total interest-earning time deposits in other banks	2,152	559	2,711
Federal funds sold	(2,946)	(2,998)	(5,944)

Total money market instruments	(794)	(2,439)	(3,233)
Investment securities:
Domestic:
Taxable	11,297	(19,500)	(8,203)
Tax-exempt	21	(120)	(99)

Total domestic investment securities	11,318	(19,620)	(8,302)
Foreign	5,438	(431)	5,007

Total investment securities	16,756	(20,051)	(3,295)
Other interest-earning assets	10,684	(4,127)	6,557
Loan receivables:
Loans held for securitization:
Domestic (b):
Credit card	23,794	(19,191)	4,603
Other consumer	(248)	119	(129)
Commercial	(21,913)	428	(21,485)

Total domestic loans held for securitization	1,633	(18,644)	(17,011)
Foreign (b):
Credit card	37,218	(5,071)	32,147
Other consumer	-	-	-
Commercial	-	-	-

Total foreign loans held for securitization	37,218	(5,071)	32,147

Total loans held for securitization	38,851	(23,715)	15,136
Loan portfolio:
Domestic (b):
Credit card	20,224	(7,963)	12,261
Other consumer	(45,985)	(12,222)	(58,207)
Commercial	48,002	1,702	49,704

Total domestic loan portfolio	22,241	(18,483)	3,758
Foreign (b):
Credit card	6,391	5,432	11,823
Other consumer	43,134	(7,352)	35,782
Commercial	30,164	44	30,208

Total foreign loan portfolio	79,689	(1,876)	77,813

Total loan portfolio	101,930	(20,359)	81,571

Total loan receivables	140,781	(44,074)	96,707

Total interest income	$167,427	$(70,691)	$96,736

Table 4: Rate-Volume Variance Analysis (a) - continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2004 Compared to 2003

	Volume	Rate	Total

Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(22,793)	$(48,434)	$(71,227)
Money market deposit accounts	(327)	(16,451)	(16,778)
Interest-bearing transaction accounts	6	(109)	(103)
Savings accounts	(134)	(114)	(248)

Total domestic interest-bearing deposits	(23,248)	(65,108)	(88,356)
Foreign:
Time deposits	(1,745)	(1,956)	(3,701)

Total interest-bearing deposits	(24,993)	(67,064)	(92,057)
Borrowed funds:
Short-term borrowings:
Domestic	(1,687)	(41)	(1,728)
Foreign	12,995	(207)	12,788

Total short-term borrowings	11,308	(248)	11,060
Long-term debt and bank notes:
Domestic	3,768	(1,744)	2,024
Foreign	49,643	(1,204)	48,439

Total long-term debt and bank notes	53,411	(2,948)	50,463

Total borrowed funds	64,719	(3,196)	61,523

Total interest expense	39,726	(70,260)	(30,534)

Net interest income	$127,701	$(431)	$127,270

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

(b) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

-35-

Investment Securities and Money Market Instruments

The Corporation seeks to maintain its investment securities and money market instruments at a level appropriate for the Corporation’s liquidity needs. The Corporation’s average investment securities and average money market instruments are affected by the timing of receipt of funds from off-balance sheet asset securitization transactions, deposits, loan payments, and long-term debt and bank note issuances. Funds received from these sources are generally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs.

Investment Securities

Investment securities consist primarily of AAA-rated securities, most of which can be used as collateral under repurchase agreements. Interest income on investment securities, on a fully taxable equivalent basis, remained relatively flat for the three months ended June 30, 2004 and decreased $3.3 million or 5.5% to $56.3 million for the six months ended June 30, 2004, as compared to $59.6 million for the six months ended June 30, 2003. The decrease in interest income on investment securities for the six months ended June 30, 2004, was primarily the result of an 82 basis point decrease in the yield earned on average investment securities, partially offset by an increase in average investment securities of $1.1 billion for the six months ended June 30, 2004, from the same period in 2003.

Money Market Instruments

Money market instruments include interest-earning time deposits in other banks and federal funds sold. Interest income on money market instruments decreased $907,000 or 2.9% to $29.9 million and $3.2 million or 5.7% to $53.7 million for the three and six months ended June 30, 2004, as compared to $30.9 million and $56.9 million for the same periods in 2003, respectively. The decrease in interest income on money market instruments was primarily the result of a 4 basis point decrease in the yield earned on money market instruments for the three and six months ended June 30, 2004, combined with a decrease in average federal funds sold of $499.7 million and $530.6 million for the three and six months ended June 30, 2004, partially offset by an increase in average interest-earning time deposits in other banks of $512.9 million and $287.7 million, respectively.

Average investment securities and money market instruments as a percentage of average interest-earning assets were 28.3% and 25.5% for the three and six months ended June 30, 2004, as compared to 27.4% and 26.1% for the same periods in 2003, respectively.

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

Interest income on other interest-earning assets increased $3.2 million or 4.3% to $78.5 million and $6.6 million or 4.4% to $157.0 million for the three and six months ended June 30, 2004, as compared to $75.3 million and $150.4 million for the same periods in 2003, respectively. The increase in interest income on other interest-earning assets for the three and six months ended June 30, 2004, was primarily the result of an increase of $267.8 million and $269.1 million in average other interest-earning assets. The increase in average other interest-earning assets was primarily attributable to the increase in the Corporation’s interest-only strip receivable and cash reserve accounts.

Loan Receivables

Loan receivables consist of the Corporation’s loans held for securitization and the loan portfolio.

In the first quarter of 2004 the Corporation acquired a total of $1.9 billion of commercial loans in connection with the Premium Credit Limited (approximately $1.0 billion) and Sky Financial Solutions, Inc. ($893.0 million) acquisitions. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding the Premium Credit Limited (“PCL”) and Sky Financial Solutions, Inc. (“SFS”) acquisitions.

Effective June 2004, the Corporation classified its business card loans and classified its other commercial loans as commercial loans. Previously, the Corporation had classified business card loans as credit card loans and other commercial loans as other consumer loans in the Corporation’s consolidated statements of financial condition. For purposes of comparability, prior period amounts have been reclassified.

Interest income generated by the Corporation’s loan receivables increased $5.4 million to $830.7 million and $96.7 million to $1.7 billion for the three and six months ended June 30, 2004, as compared to $825.3 million and $1.6 billion for the same periods in 2003, respectively. The increase in interest income on loan receivables for the three and six months ended June 30, 2004, was primarily the result of an increase in average loan receivables of $1.8 billion and $3.4 billion from the same periods in 2003, respectively. The yield earned by the Corporation for the three and six months ended June 30, 2004, on average loan receivables decreased 60 basis points and 70 basis points to 11.31% and 11.27%, respectively, as compared to 11.91% and 11.97% for the same periods in 2003.

Table 5 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans.

Table 5: Loan Receivables Distribution (a)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2004	2003

Loans held for securitization (b):
Domestic:
Credit card	$6,766,706	$10,273,503
Other consumer	35,304	11,653
Commercial	973	759

Total domestic loans held for securitization	6,802,983	10,285,915
Foreign:
Credit card	1,919,648	2,798,190
Other consumer	-	-
Commercial	-	-

Total foreign loans held for securitization	1,919,648	2,798,190

Total loans held for securitization	8,722,631	13,084,105
Loan portfolio:
Domestic:
Credit card	6,987,779	7,223,190
Other consumer	5,460,914	5,599,281
Commercial	2,424,608	1,293,718

Total domestic loan portfolio	14,873,301	14,116,189
Foreign:
Credit card	2,728,680	3,967,192
Other consumer	3,027,403	2,418,449
Commercial	1,144,955	38,142

Total foreign loan portfolio	6,901,038	6,423,783

Total loan portfolio	21,774,339	20,539,972

Total loan receivables	$30,496,970	$33,624,077

(a) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

(b) Loans held for securitization includes loans originated through certain endorsing organizations or financial institutions who have the contractual right to purchase the loans from the Corporation at fair value and the lesser of loan principal receivables eligible for securitization or sale or loan principal receivables which management intends to securitize or sell within one year.

Domestic Credit Card Loan Receivables

Domestic credit card loan receivables decreased $3.7 billion or 21.4% to $13.8 billion at June 30, 2004, as compared to $17.5 billion at December 31, 2003. The decrease in domestic credit card loan receivables at June 30, 2004, was primarily the result of an increase in loan payment volumes and a net increase in securitized domestic credit card loan receivables. This decrease was partially offset by loan originations through marketing programs and domestic credit card loan portfolio acquisitions.

During the six months ended June 30, 2004, the Corporation securitized $5.5 billion of domestic credit card loan receivables, offset by an increase of $4.2 billion in the Corporation's loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $529.9 million of domestic credit card loan receivables during the six months ended June 30, 2004.

The yield on average domestic credit card loan receivables was 11.34% and 11.38% for the three and six months ended June 30, 2004, as compared to 11.69% and 11.79% for the same periods in 2003, respectively. The decrease of 35 basis points and 41 basis points for the three and six months ended June 30, 2004, respectively, in the yield on average domestic credit card loan receivables reflects lower interest rates offered to attract and retain Customers and to grow loan receivables.

Domestic credit card loans held for securitization decreased $3.5 billion or 34.1% to $6.8 billion at June 30, 2004, as compared to $10.3 billion at December 31, 2003. The decrease reflects the Corporation’s continued securitization activities and lower levels of domestic credit card loan principal receivables eligible for securitization at June 30, 2004.

Domestic Other Consumer Loan Receivables

Domestic other consumer loan receivables decreased $114.7 million or 2.0% to $5.5 billion at June 30, 2004, as compared to $5.6 billion at December 31, 2003. The yield on average domestic other consumer loan receivables was 13.58% and 13.63% for the three and six months ended June 30, 2004, as compared to 13.96% and 14.03% for the same periods in 2003, respectively. The decrease of 38 basis points and 40 basis points in the yield on average domestic other consumer loan receivables reflects a greater mix of unsecured consumer lending products relative to sales finance products as well as a continued lower interest rate environment impact on new account yields. The Corporation generally charges a higher interest rate for its sales finance products than its other unsecured consumer lending products. Sales finance loans are loan products offered by the Corporation through associations with retailers where the Corporation provides financing to Customers to purchase the retailer’s goods and services.

The Corporation’s domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation’s domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans.

Domestic Commercial Loan Receivables

Domestic commercial loan receivables increased $1.1 billion or 87.4% to $2.4 billion at June 30, 2004, as compared to $1.3 billion at December 31, 2003. The increase in domestic commercial loan receivables at June 30, 2004, was primarily the result of the SFS acquisition of $893.0 million of commercial loan receivables in the first quarter of 2004.

The yield on average domestic commercial loan receivables was 8.13% and 8.20% for the three and six months ended June 30, 2004, as compared to 8.27% and 8.25% for the same periods in 2003, respectively.

Foreign Credit Card Loan Receivables

Foreign credit card loan receivables decreased $2.1 billion or 31.3% to $4.6 billion at June 30, 2004, as compared to $6.8 billion at December 31, 2003. The decrease in foreign credit card loan receivables at June 30, 2004 was primarily the result of a net increase in securitization activity, partially offset by loan originations through marketing programs at the Corporation’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada.

During the six months ended June 30, 2004, the Corporation securitized $2.1 billion of foreign credit card loans offset by an increase of $458.8 million in the Corporation's foreign credit card loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The strengthening of foreign currencies increased foreign credit card loan receivables by $33.9 million for the six months ended June 30, 2004, as compared to $189.9 million for the same period in 2003.

The yield on average foreign credit card loan receivables was 12.12% and 11.66% for the three and six months ended June 30, 2004, as compared to 11.72% and 11.65% for the same periods in 2003, respectively.

Foreign credit card loans held for securitization decreased $878.5 million or 31.4% to $1.9 billion at June 30, 2004, as compared to $2.8 billion at December 31, 2003. The decrease reflects lower planned levels of foreign credit card securitizations.

Foreign Other Consumer Loan Receivables

Foreign other consumer loan receivables increased $609.0 million or 25.2% to $3.0 billion at June 30, 2004, as compared to $2.4 billion at December 31, 2003. The growth in foreign other consumer loan receivables at June 30, 2004 was primarily a result of the PCL acquisition of approximately $600 million of consumer insurance premium financing loans by MBNA Europe in the first quarter of 2004. The strengthening of foreign currencies increased foreign other consumer loan receivables by $14.1 million for the six months ended June 30, 2004, as compared to $46.9 million for the same period in 2003.

The yield on average foreign other consumer loan receivables was 9.35% and 9.08% for the three and six months ended June 30, 2004, as compared to 9.78% and 9.79% for the same periods in 2003, respectively.

Foreign Commercial Loan Receivables

Foreign commercial loan receivables increased to $1.1 billion at June 30, 2004, as compared to $38.1 million at December 31, 2003. The growth in foreign commercial loan receivables at June 30, 2004 was primarily a result of the PCL acquisition of approximately $1.0 billion of commercial loans by MBNA Europe in the first quarter of 2004. The strengthening of foreign currencies increased foreign commercial loan receivables by $15.0 million for the six months ended June 30, 2004, as compared to $337,000 for the same period in 2003.

The yield on average foreign commercial loan receivables was 8.24% and 6.51% for the three and six months ended June 30, 2004, as compared to 5.72% and 5.41% for the same periods in 2003, respectively. The increase in the yield on foreign commercial loan receivables is primarily a result of the commercial insurance premium financing loans that were acquired in connection with the PCL acquisition. The majority of the balance for the three and six months ended June 30, 2004 is attributable to these loans.

Table 6 reconciles the Corporation’s average loan receivables to average managed loans.

Table 6: Reconciliation of Average Loan Receivables to Average Managed Loans (a)
(dollars in thousands) (unaudited)

For the Three Months Ended June 30,	2004			2003

	Average Balance	Yield	Income	Average Balance	Yield	Income

Loan receivables:
Domestic:
Credit card	$13,015,494	11.34%	$367,052	$13,475,098	11.69%	$392,885
Other consumer	5,483,408	13.58	185,077	6,225,379	13.96	216,626
Commercial	2,339,889	8.13	47,295	1,200,111	8.27	24,739

Total domestic loan receivables	20,838,791	11.57	599,424	20,900,588	12.17	634,250
Foreign:
Credit card	4,619,754	12.12	139,196	4,831,041	11.72	141,134
Other consumer	3,007,709	9.35	69,894	2,041,584	9.78	49,801
Commercial	1,083,826	8.24	22,214	11,437	5.72	163

Total foreign loan receivables	8,711,289	10.68	231,304	6,884,062	11.13	191,098

Total loan receivables	29,550,080	11.31	830,728	27,784,650	11.91	825,348
Total securitized loans	87,552,295	11.39	2,479,997	80,819,218	12.00	2,418,461

Total managed loans	$117,102,375	11.37	$3,310,725	$108,603,868	11.98	$3,243,809

For the Six Months Ended June 30,	2004			2003

	Average Balance	Yield	Income	Average Balance	Yield	Income

Loan receivables:
Domestic:
Credit card	$14,163,889	11.38%	$801,170	$13,420,178	11.79%	$784,306
Other consumer	5,509,481	13.63	373,418	6,204,072	14.03	431,754
Commercial	1,841,416	8.20	75,098	1,146,547	8.25	46,879

Total domestic loan receivables	21,514,786	11.68	1,249,686	20,770,797	12.26	1,262,939
Foreign:
Credit card	5,543,542	11.66	321,328	4,800,118	11.65	277,358
Other consumer	2,937,900	9.08	132,709	1,997,430	9.79	96,927
Commercial	938,826	6.51	30,387	6,668	5.41	179

Total foreign loan receivables	9,420,268	10.34	484,424	6,804,216	11.10	374,464

Total loan receivables	30,935,054	11.27	1,734,110	27,575,013	11.97	1,637,403
Total securitized loans	86,513,919	11.50	4,949,157	79,750,415	12.14	4,800,976

Total managed loans	$117,448,973	11.44	$6,683,267	$107,325,428	12.10	$6,438,379

(a) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Premises and Equipment

In the second quarter of 2004, the Corporation successfully completed its implementation of the Strategic Systems Extension (“SSE”), which extended the use of the Corporation’s North American core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Europe was previously dependent on third-party vendors for such information systems. It is expected that the implementation of SSE will give MBNA Europe better tools for servicing Customers and allow the Corporation to leverage past and future investments in technology.

Total capital expenditures, including software, related to SSE were approximately $300 million at June 30, 2004. Software capitalized as a part of this project at June 30, 2004 and December 31, 2003, was $252.7 million and $214.0 million, respectively. This project will be fully amortized within five years. For the six months ended June 30, 2004, total amortization expense associated with this project was $7.4 million.

Accrued Income Receivable

Accrued income receivable decreased $110.5 million or 24.9% to $333.2 million at June 30, 2004, as compared to $443.8 million at December 31, 2003. The decrease in accrued income receivable at June 30, 2004, was primarily the result of a decrease in accrued insurance income receivable and accrued interest receivable on credit card loans. The decrease in accrued interest receivable on credit card loans is primarily the result of the decrease in the yield earned on credit card receivables, as well as a decrease in credit card loan receivables.

Accounts Receivable From Securitization

Accounts receivable from securitization increased $1.3 billion or 17.1% to $9.1 billion at June 30, 2004, as compared to $7.8 billion at December 31, 2003. The increase in accounts receivable from securitization was primarily due to an increase in accumulated investor interest with principal collections being accumulated to repay maturing transactions on their scheduled payment date.

Table 7 presents the components of accounts receivable from securitization.

Table 7: Accounts Receivable from Securitization
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2004	2003

Sale of new loan principal receivables (a)	$3,572,222	$2,191,335
Accrued interest and fees on securitized loans	1,933,964	1,958,873
Interest-only strip receivable	1,316,352	1,338,061
Accrued servicing fees	780,426	777,623
Cash reserve accounts	720,720	607,467
Other subordinated retained interests	586,179	608,550
Other	187,522	284,568

Total accounts receivable from securitization	$9,097,385	$7,766,477

(a) Balance comprised of allocated principal collections and accumulated investor interest.

Intangible Assets and Goodwill

Intangible assets and goodwill, net of amortization, increased $333.3 million or 10.5% to $3.5 billion at June 30, 2004, as compared to $3.2 billion at December 31, 2003. The increase in intangible assets and goodwill is primarily the result of the acquisition of intangible assets and goodwill associated with the acquisition of PCL and SFS in the first quarter of 2004. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding the PCL and SFS acquisitions.

Prepaid Expenses and Deferred Charges

Prepaid expenses and deferred charges increased $55.5 million or 11.1% to $555.2 million at June 30, 2004, as compared to $499.8 million at December 31, 2003. The increase was primarily the result of increases in prepaid postage and prepaid employee benefit plan costs.

Interest-Bearing Deposits

Total interest expense on deposits decreased $45.2 million or 15.8% to $241.2 million and $92.1 million or 15.9% to $487.2 million for the three and six months ended June 30, 2004, as compared to $286.4 million and $579.2 million for the same periods in 2003, respectively. The decrease in interest expense on deposits for the three and six months ended June 30, 2004, was primarily the result of a decrease of 41 basis points and 48 basis points in the rate paid on average interest-bearing deposits, combined with a decrease of $1.6 billion and $1.2 billion in average interest-bearing deposits for the three and six months ended June 30, 2004, respectively. The decrease in the rate paid on average interest-bearing deposits reflects actions by the FOMC from 2001 to 2003 that impacted overall market interest rates and decreased the Corporation’s funding costs.

The Corporation’s money market deposit accounts are variable-rate products. In addition, the Corporation’s foreign time deposits, although fixed-rate, generally mature within one year. Therefore, the decrease in market interest rates permitted the Corporation to reduce the rate paid on average money market deposit accounts and average foreign time deposits during the six months ended June 30, 2004, as compared to the same period in 2003. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation realized the benefits of the second quarter 2003 decrease in market interest rates on domestic time deposits more slowly than on money market deposits, but continued to realize the benefits of the 2001 and 2002 decrease in market interest rates on domestic time deposits.

The decrease in average interest-bearing deposits for the three and six months ended June 30, 2004, was a result of a decrease in the average amount of brokered deposits held by the Corporation, partially offset by the Corporation’s continued emphasis on marketing domestic time deposits and money market deposit accounts to members of certain endorsing organizations to fund loan and other asset growth and to diversify funding sources.

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

Interest expense on short-term borrowings increased $9.0 million or 91.6% to $18.8 million for the three months ended June 30, 2004, as compared to $9.8 million for the same period in 2003. The increase in interest expense on short-term borrowings for the three months ended June 30, 2004 was primarily the result of an increase of $861.5 million in average short-term borrowings, combined with an increase of 33 basis points in the rate paid on average short-term borrowings, from the same period in 2003.

Interest expense on short-term borrowings increased $11.1 million or 54.9% to $31.2 million for the six months ended June 30, 2004, as compared to $20.1 million for the same period in 2003. The increase in interest expense on short-term borrowings for the six months ended June 30, 2004 was primarily the result of an increase of $767.7 million in average short-term borrowings, partially offset by a decrease of 24 basis points in the rate paid on average short-term borrowings from the same period in 2003.

Domestic Short-Term Borrowings

Interest expense on domestic short-term borrowings decreased $703,000 or 8.2% to $7.9 million and $1.7 million or 9.9% to $15.7 million for the three and six months ended June 30, 2004, as compared to $8.6 million and $17.4 million for the same periods in 2003, respectively. The decrease in interest expense on domestic short-term borrowings for the three and six months ended June 30, 2004 was primarily the result of a decrease of $98.7 million and $99.4 million in average domestic short-term borrowings, respectively.

The majority of domestic short-term borrowings are comprised of two on-balance-sheet financing structures. These financing structures are secured by domestic other consumer loan receivables. The Corporation has an option to liquidate these financing structures on a monthly basis.

Foreign Short-Term Borrowings

Interest expense on foreign short-term borrowings increased $9.7 million to $10.9 million and $12.8 million to $15.5 million for the three and six months ended June 30, 2004, as compared to $1.2 million and $2.7 million for the same periods in 2003. The increase in interest expense on foreign short-term borrowings for the three and six months ended June 30, 2004 was primarily the result of an increase in average foreign short-term borrowings. The increase in average foreign short-term borrowings was primarily the result of the assumption of debt from the PCL acquisition, which increased average foreign short-term borrowings by $1.1 billion and $965.6 million for the three and six months ended June 30, 2004, respectively. See “Note K: Acquisitions” and “Note G: Short-Term Borrowings” to the consolidated financial statements for further detail regarding the PCL acquisition.

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

Interest expense on long-term debt and bank notes increased $28.8 million or 34.1% to $113.4 million and $50.5 million or 29.7% to $220.3 million for the three and six months ended June 30, 2004, as compared to $84.6 million and $169.8 million for the same periods in 2003, respectively. The increase in interest expense on long-term debt and bank notes during the three and six months ended June 30, 2004, from the same periods in 2003 was primarily the result of an increase in average long-term debt and bank notes of $1.7 billion and $2.0 billion, as compared to the same periods in 2003, combined with an increase in the rate paid on average long-term debt and bank notes of 50 basis points and 26 basis points, respectively.

Domestic Long-Term Debt and Bank Notes

Interest expense on domestic long-term debt and bank notes increased $5.9 million or 12.6% to $52.7 million for the three months ended June 30, 2004, as compared to $46.8 million for the same period in 2003. The increase in interest expense on domestic long-term debt and bank notes was the result of a 17 basis point increase in the rate paid on average domestic long-term debt and bank notes combined with an increase of $420.5 million in average domestic long-term debt and bank notes for the three months ended June 30, 2004. The increase in the rate paid on average domestic long-term debt and bank notes for the three months ended June 30, 2004, is attributable to the assumption of debt from the SFS acquisition on March 31, 2004, which also increased average domestic long-term debt and bank notes by $720.7 million for the three months ended June 30, 2004.

Interest expense on domestic long-term debt and bank notes increased $2.0 million or 2.2% to $95.2 million for the six months ended June 30, 2004, as compared to $93.2 million for the same period in 2003. The increase in interest expense on domestic long-term debt and bank notes was primarily the result of an increase of $282.5 million in average domestic long-term debt and bank notes for the six months ended June 30, 2004, partially offset by a decrease of 6 basis points in the rate paid on average long-term debt and bank notes. The increase in average domestic long-term debt and bank notes is attributable to the assumption of debt from the SFS acquisition on March 31, 2004, which increased average domestic long-term debt and bank notes by $364.4 million for the six months ended June 30, 2004. The decrease in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC in the second quarter of 2003 that impacted overall market interest rates. As the SFS acquisition occurred at the end of the first quarter, the impact to the rate paid on average domestic long-term debt and bank notes was not as great for the six months ended June 30, 2004, as compared to the three months ended June 30, 2004.

See “Note K: Acquisitions” and “Note H: Long-Term Debt and Bank Notes” to the consolidated financial statements for further detail regarding the SFS acquisition.

Foreign Long-Term Debt and Bank Notes

Interest expense on foreign long-term debt and bank notes increased $22.9 million or 60.7% to $60.7 million and $48.4 million or 63.2% to $125.1 million for the three and six months ended June 30, 2004, as compared to $37.8 million and $76.6 million for the same periods in 2003, respectively. The increase in interest expense on foreign long-term debt and bank notes was primarily the result of an increase in average foreign long-term debt and bank notes of $1.3 billion and $1.7 billion to $4.0 billion and $4.3 billion for three and six months ended June 30, 2004, as compared to $2.7 billion and $2.6 billion for the same periods in 2003, respectively. The Corporation issued additional long-term debt and bank notes during the third and fourth quarters of 2003 to fund loan and other asset growth and to diversify funding sources. Also, the Corporation issued debt in connection with the PCL acquisition. See “Note K: Acquisitions” and “Note H: Long-Term Debt and Bank Notes” to the consolidated financial statements for further detail regarding the PCL acquisition.

Noninterest-Bearing Deposits

Noninterest-bearing deposits increased $302.9 million or 12.5% to $2.7 billion at June 30, 2004, as compared to $2.4 billion at December 31, 2003. The increase is primarily related to an increase in normal cardholder processing activity at MBNA Europe and increased principal collections on securitized loans to the trusts. The Corporation is obligated to transfer principal collections on the Corporation’s primary domestic credit card securitization trust on a regular basis. These funds are retained on behalf of the trust with the Corporation until the funds are remitted on a regular basis. The funds are primarily invested in money market instruments until they are remitted to the trust.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $414.9 million or 15.5% to $3.1 billion at June 30, 2004, as compared to $2.7 billion at December 31, 2003. This increase was primarily the result of an increase in the amount of payables related to MBNA Europe’s insurance premium financing product.

Total Other Operating Income

Total other operating income includes securitization income, interchange income, loan fees, insurance income, and other income. Total other operating income increased $147.8 million or 8.0% to $2.0 billion and $302.3 million or 8.3% to $3.9 billion for the three and six months ended June 30, 2004, as compared to $1.9 billion and $3.6 billion for the same periods in 2003, respectively.

Table 8 presents the components of total other operating income.

Table 8: Components of Total Other Operating Income
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Securitization income:
Excess servicing fees (a)	$1,249,661	$1,138,349	$2,434,696	$2,206,508
Loan servicing fees (a)	419,777	381,694	825,225	751,652
Gain from the sale of loan principal receivables for new securitizations (b)	35,319	32,992	60,453	58,256
Net revaluation of interest-only strip receivable (b)	(62,124)	(25,128)	(109,199)	(13,009)

Total securitization income	1,642,633	1,527,907	3,211,175	3,003,407
Interchange income	103,796	101,034	205,369	190,700
Credit card loan fees (c)	117,376	110,982	264,220	227,471
Other consumer loan fees (c)	43,764	28,881	77,018	54,859
Commercial loan fees (c)	16,572	10,217	32,927	20,609
Insurance income	45,229	55,841	98,126	109,328
Other	30,250	16,942	53,317	33,439

Total other operating income	$1,999,620	$1,851,804	$3,942,152	$3,639,813

(a) Total securitization servicing fees include excess servicing fees and loan servicing fees.
(b) The net gain (or loss) from securitization activity includes the gain from the sale of loan principal receivables and the net revaluation of the interest-only strip receivable.
(c) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Securitization income increased $114.7 million or 7.5% to $1.6 billion and $207.8 million or 6.9% to $3.2 billion for the three and six months ended June 30, 2004, as compared to $1.5 billion and $3.0 billion for the same periods in 2003, respectively. The components of securitization income are discussed separately below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. These items are discussed below.

Table 9 provides further detail regarding total excess servicing fees.

Table 9: Components of Total Excess Servicing Fees
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Interest income on securitized loans	$2,402,557	$2,344,214	$4,794,295	$4,652,597
Interest expense on securitized loans	(428,261)	(408,496)	(851,975)	(819,763)

Net interest income on securitized loans	1,974,296	1,935,718	3,942,320	3,832,834
Other fee income on securitized loans	803,911	695,430	1,537,391	1,336,726
Net credit losses on securitized loans	(1,108,769)	(1,111,105)	(2,219,790)	(2,211,400)

Total securitization servicing fees	1,669,438	1,520,043	3,259,921	2,958,160
Loan servicing fees	(419,777)	(381,694)	(825,225)	(751,652)

Total excess servicing fees	$1,249,661	$1,138,349	$2,434,696	$2,206,508

Excess Servicing Fees

Excess servicing fees increased $111.3 million or 9.8% to $1.2 billion and $228.2 million or 10.3% to $2.4 billion for the three and six months ended June 30, 2004, as compared to $1.1 billion and $2.2 billion for the same periods in 2003, respectively. The increases were a result of an increase in the net interest income and other fee income earned on securitized loans.

The net interest income earned on securitized loans increased $38.6 million or 2.0% to $2.0 billion and $109.5 million or 2.9% to $3.9 billion for the three and six months ended June 30, 2004, as compared to $1.9 billion and $3.8 billion for the same periods in 2003, respectively. Securitized net interest income was affected by the growth in average securitized loans, which increased $6.7 billion or 8.3% to $87.6 billion and $6.8 billion or 8.5% to $86.5 billion for the three and six months ended June 30, 2004, as compared to $80.8 billion and $79.8 billion for the same periods in 2003, respectively. This growth in average securitized loans is consistent with the overall growth in the Corporation’s average managed loans, which increased 7.8% and 9.4% for the three and six months ended June 30, 2004, as compared to the same periods in 2003, respectively.

In addition, the net interest margin on securitized interest-earning assets decreased to 9.51% and 9.61% for the three and six months ended June 30, 2004, as compared to 10.08% and 10.17% for the same periods in 2003, respectively. The securitized net interest margin represents securitized net interest income for the period expressed as a percentage of average securitized interest-earning assets. Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results” for a reconciliation of the Corporation’s net interest margin on securitized interest-earning assets to the net interest margin.

Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation’s securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 11.39% and 11.50% for the three and six months ended June 30, 2004, as compared to 12.00% and 12.14% for the same periods in 2003, respectively. The decrease in the yield earned on average securitized loans reflects lower interest rates offered to attract and retain Customers and to grow managed loans. The average interest rate paid to investors in the Corporation’s securitization transactions was 2.00% and 2.02% for the three and six months ended June 30, 2004, as compared to 2.07% and 2.12% for the same periods in 2003, respectively. The interest rate paid to investors generally resets on a monthly basis.

Other fee income generated by securitized loans increased $108.5 million or 15.6% to $803.9 million and $200.7 million or 15.0% to $1.5 billion for the three and six months ended June 30, 2004 as compared to $695.4 million and $1.3 billion for the same periods in 2003, primarily as a result of higher average securitized loans. The increase for the three and six months ended June 30, 2004, as compared to the same periods in 2003, is also attributable to an increase in the average fees assessed related to the implementation of modified late and cash advance fee structures.

Securitized net credit losses remained relatively flat for the three and six months ended June 30, 2004, as compared to the same periods in 2003. Although the Corporation’s average securitized loans increased, the net charge-off rate on securitized loans decreased 43 basis points to 5.07% and 42 basis points to 5.13% for the three and six months ended June 30, 2004, as compared to 5.50% and 5.55% for the same periods in 2003, respectively. This decrease is consistent with the overall trend in the Corporation’s managed loan portfolio net credit loss ratio.

An additional decrease to excess servicing fees was a result of the increase in loan servicing fees described below.

Loan Servicing Fees

Loan servicing fees during the three and six months ended June 30, 2004 increased $38.1 million or 10.0% to $419.8 million and $73.6 million or 9.8% to $825.2 million, as compared to $381.7 million and $751.7 million for the same periods in 2003, respectively. This increase was a result of a $6.7 billion or 8.3% and $6.8 billion or 8.5% increase in the average securitized loans for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. This growth in average securitized loans reflects the overall growth in the Corporation’s average managed loans, which increased 7.8% and 9.4% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card, other consumer, and commercial loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net loss from securitization activity was $26.8 million and $48.7 million during the three and six months ended June 30, 2004, as compared to a $7.9 million and $45.2 million net gain for the same periods in 2003, respectively, resulting in a decrease in securitization income of $34.7 million and $94.0 million for the three and six months ended June 30, 2004, respectively. Certain components of the net gain (or loss) from securitization activity are discussed separately below.

Gain from the Sale of Loan Principal Receivables

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140 is included in securitization income in the Corporation’s consolidated statements of income.

The Corporation sold $3.9 billion and $7.5 billion of credit card loan principal receivables for the three and six months ended June 30, 2004, respectively, as compared to $3.5 billion and $6.3 billion for the same periods in 2003.

Table 10 provides further detail on the gain from the sale of loan principal receivables for new securitization transactions.

Table 10: Gain from the Sale of Loan Principal Receivables for New Securitization Transactions
(dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Gain	$48,922	$49,667	$89,697	$83,625
Securitization Transaction Costs	(13,603)	(16,675)	(29,244)	(25,369)

Net of Securitization Transaction Costs	$35,319	$32,992	$60,453	$58,256

Credit card principal receivables sold	$3,896,672	$3,506,992	$7,526,215	$6,296,942

Net Revaluation of Interest-Only Strip Receivable

Three Months Ended June 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $62.1 million loss for the three months ended June 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.01% at June 30, 2004, as compared to 5.02% at March 31, 2004. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.38% at June 30, 2004, as compared to 2.58% at March 31, 2004. The increase in the projected excess spread used to value the interest-only strip receivable for other consumer loan principal receivables was the result of an increase in projected interest yields combined with lower projected charge-off rates and a decrease in the projected interest rate paid to investors on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 15.38% at June 30, 2004, as compared to 14.47% at March 31, 2004. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.93% at June 30, 2004, as compared to 4.87% at March 31, 2004.

Three Months Ended June 30, 2003

The net revaluation of the interest-only strip receivable resulted in a $25.1 million loss for the three months ended June 30, 2003, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.86% at June 30, 2003, as compared to 4.96% at March 31, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was the result of a decrease in projected interest yields on securitized credit card loan principal receivables, partially offset by a decrease in the projected interest rate paid to investors. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.92% at June 30, 2003, as compared to 2.02% at March 31, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was the result of higher projected charge-off rates on securitized other consumer loan principal receivables.

Six Months Ended June 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $109.2 million loss for the six months ended June 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.01% at June 30, 2004, as compared to 5.20% at December 31, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was the result of a decrease in projected interest yields combined with a higher projected interest rate paid to investors partially offset by a decrease in the projected charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.38% at June 30, 2004, as compared to 1.95% at December 31, 2003. The increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was the result of lower projected charge-off rates on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 15.38% at June 30, 2004, as compared to 14.49% at December 31, 2003. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.93% at June 30, 2004, as compared to 4.92% at December 31, 2004.

Six Months Ended June 30, 2003

The net revaluation of the interest-only strip receivable resulted in a $13.0 million loss for the six months ended June 30, 2003, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.86% at June 30, 2003, as compared to 4.85% at December 31, 2002. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.92% at June 30, 2003, as compared to .91% at December 31, 2002. The increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was the result of lower projected charge-off rates on securitized other consumer loan principal receivables.

“Note F: Off-Balance Sheet Asset Securitization” to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Loan Fees

Loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees on credit card, other consumer, and commercial loans.

Credit Card Loan Fees

Credit card loan fees increased $36.7 million or 16.2% to $264.2 million for the six months ended June 30, 2004, as compared to $227.5 million for the same period in 2003. The increase in credit card fees for the six months ended June 30, 2004, was primarily the result of the growth in the Corporation’s outstanding loan receivables, the number of accounts, and an increase in the average fees assessed related to the implementation of a modified fee structure in the first quarter of 2003, which included higher late and overlimit fees. Credit card loan fees on securitized loans are included in securitization income.

Other Consumer Loan Fees

Other consumer loan fees increased $14.9 million or 51.5% to $43.8 million and $22.2 million or 40.4% to $77.0 million for the three and six months ended June 30, 2004, as compared to $28.9 million and $54.9 million for the same periods in 2003, respectively. The increase in other consumer loan fees for the three and six months ended June 30, 2004 was primarily the result of an in increase in the average cash advance fees assessed related to the implementation of a modified fee structure in the first quarter of 2004, which included the removal of the maximum fee amount that could be assessed on unsecured lending products. Other consumer loan fees on securitized loans are included in securitization income.

Commercial Loan Fees

Commercial loan fees increased $6.4 million or 62.2% to $16.6 million and $12.3 million or 59.8% to $32.9 million for the three and six months ended June 30, 2004, as compared to $10.2 million and $20.6 million for the same periods in 2003, respectively. The increase in commercial loan fees for the three and six months ended June 30, 2004 was primarily the result of an increase in the average fees assessed related to the implementation of a modified fee structure in the first quarter of 2003, which included higher late and overlimit fees on the Corporation’s business card loans. Commercial loan fees on securitized loans are included in securitization income.

Insurance Income

The Corporation’s insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income decreased $10.6 million or 19.0% to $45.2 million and $11.2 million or 10.2% to $98.1 million for the three and six months ended June 30, 2004, as compared to $55.8 million and $109.3 million for the same periods in 2003, respectively. The decreases for the three and six months ended June 30, 2004 were primarily the result of an increase in the percentage of MBNA Europe’s securitized loans to managed loans, while managed insurance income remained relatively stable. Insurance income on securitized loans is included in securitization income.

Other

Other income increased $13.3 million or 78.6% to $30.3 million and $19.9 million or 59.4% to $53.3 million for the three and six months ended June 30, 2004, as compared to $16.9 million and $33.4 million for the same periods in 2003, respectively. The increases were primarily a result of income received on a federal tax refund and the mark-to-market adjustment on an interest rate swap related to the SFS acquisition. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding the SFS acquisitions.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, and other operating expense.

Total other operating expense increased $136.8 million or 11.1% to $1.4 billion and $290.8 million or 11.5% to $2.8 billion for the three and six months ended June 30, 2004, as compared to $1.2 billion and $2.5 billion for the same periods in 2003, respectively. The growth in other operating expense reflects the Corporation’s continued investment in attracting, servicing, and retaining domestic and foreign Customers.

The Corporation added 4.9 million new accounts during the six months ended June 30, 2004, compared to 5.3 million new accounts for the same period in 2003. The Corporation added 100 new endorsements from organizations during the six months ended June 30, 2004, compared to 205 new endorsements for the same period in 2003.

Salaries and Employee Benefits

Salaries and employee benefits increased $40.8 million or 8.0% to $553.0 million and $82.2 million or 7.9% to $1.1 billion for the three and six months ended June 30, 2004, as compared to $512.2 million and $1.0 billion for the same periods in 2003, respectively. This increase is primarily related to additional full-time equivalent employees.

At June 30, 2004 and 2003, the Corporation had approximately 27,800 and 25,500 full-time equivalent employees, respectively.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation’s noncontributory defined benefit pension plan (“Pension Plan”) and the supplemental executive retirement plan (“SERP”) of $22.4 million and $51.7 million for the three and six months ended June 30, 2004, respectively, as compared to $24.2 million and $49.0 million for the same periods in 2003. The Corporation anticipates, based on current conditions, that net periodic benefit cost for the Pension Plan and the SERP will increase by $9.4 million in 2004 because of a lower assumed discount rate and normal operations of the plans, partially offset by a lower assumed rate of compensation increase. The Corporation expects to contribute the maximum tax deductible contribution to the Pension Plan in 2004, which is estimated to be approximately $69 million. For the six months ended June 30, 2004, the Corporation contributed $60.0 million to the Pension Plan. In 2003, the Corporation contributed $69.0 million to the Pension Plan.

For 2004, the Corporation reduced the discount rate used to determine the net periodic benefit cost for both the Pension Plan and the SERP plan to 6.00% from 6.75% in 2003, to reflect the current interest rate environment.

For 2004, the Corporation reduced the expected rate of compensation increase used to determine the net periodic benefit cost for both the Pension Plan and the SERP plan to 5.00% from 5.50% in 2003 after re-evaluating the expected future rate of compensation increases. This change was made to reflect the long-term expectation of compensation rate increases and to maintain an appropriate spread between this assumption and the discount rate assumptions.

“Note J: Employee Benefits” to the consolidated financial statements provides further detail regarding the Corporation’s employee benefits for the three and six months ended June 30, 2004 and 2003. “Note 22: Employee Benefits” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s employee benefits

Furniture and Equipment Expense

Furniture and equipment expense increased $11.1 million or 12.8% to $97.3 million for the three months ended June 30, 2004, as compared to $86.2 million for the same period in 2003. The increase is primarily related to increased amortization costs as a result of the implementation of SSE in the second quarter of 2004.

Other Expense Component of Other Operating Expense

The other expense component of other operating expense increased $83.5 million or 14.1% to $675.4 million and $191.3 million or 15.6% to $1.4 billion for the three and six months ended June 30, 2004, as compared to $591.9 million and $1.2 billion for the same periods in 2003. Certain components of the other expense component of other operating expense are discussed separately below.

Table 11 provides further detail regarding the Corporation’s other operating expenses.

Table 11: Other Expense Component of Other Operating Expense
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Purchased services	$169,074	$138,835	$344,481	$284,351
Advertising	93,463	103,619	211,012	207,651
Collection	26,856	17,381	50,272	33,981
Stationery and supplies	10,247	9,120	20,340	18,991
Service bureau	21,617	20,483	44,235	39,121
Postage and delivery	114,046	122,313	246,860	224,897
Telephone usage	21,630	21,507	43,782	43,424
Loan receivable fraud losses	33,354	32,860	70,487	66,999
Amortization of intangible assets	113,375	99,675	220,741	196,310
Other	71,781	26,139	161,695	106,916

Total other expense	$675,443	$591,932	$1,413,905	$1,222,641

Purchased Services

Purchased services increased $30.2 million or 21.8% to $169.1 million and $60.1 million or 21.1% to $344.5 million for the three and six months ended June 30, 2004, as compared to $138.8 million and $284.4 million for the same periods in 2003, respectively. The increase in purchased services reflect the costs of increased expenses for third party services.

Amortization of Intangible Assets

Amortization of intangible assets increased $13.7 million or 13.7% to $113.4 million and $24.4 million or 12.4% to $220.7 million for the three and six months ended June 30, 2004, as compared to $99.7 million and $196.3 million for the same periods in 2003, respectively. The increases for the three and six months ended June 30, 2004, reflect an increase in loan portfolio and business acquisition activity in recent years.

Other

Other expense increased $45.6 million to $71.8 million for the three months ended June 30, 2004, as compared to $26.1 million for the same period in 2003. The increase in other expense for the three months ended June 30, 2004 was primarily related to a decrease in the market value of company owned life insurance, as compared to an increase in the market value for the same period in 2003. These changes in the value of the Corporation’s owned life insurance are included in other expense.

Other expense increased $54.8 million or 51.2% to $161.7 million for the six months ended June 30, 2004, as compared to $106.9 million for the same period in 2003. The increase in other expense for the six months ended June 30, 2004 was related to losses recorded on sales of fixed assets and the write down to fair market value of certain fixed assets that the Corporation intends to sell, as well as increases in other miscellaneous expenses.

Income Taxes

The Corporation's applicable income taxes increased $3.1 million to $310.1 million and $42.4 million to $593.7 million for the three and six months ended June 30, 2004, as compared to $307.0 million and $551.3 million for the same periods in 2003, respectively. These amounts represent an effective tax rate of 32.0% and 33.5% for the three and six months ended June 30, 2004, respectively, as compared to 36.1% for the same periods in 2003. The reduction in the effective tax rate was primarily driven by favorable resolutions of examination issues at the federal and state levels combined with a continuing benefit from earnings of the Corporation’s foreign subsidiaries, which are taxed at lower rates. When compared to the first quarter of 2004, income tax expense in the second quarter of 2004 was reduced by $32.5 million, primarily as a result of favorable resolutions of examination issues at the federal and state levels.

Loan Quality

The Corporation’s loan quality at any time reflects, among other factors, the credit quality of the Corporation’s loans, the success of the Corporation’s collection efforts, the composition of credit card, other consumer, and commercial loans, the seasoning of the Corporation’s loans, and general economic conditions. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize.

Effective June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Commercial loans include business card loans (previously reported in credit card loans), professional practice financing loans, commercial insurance premium financing loans, small business lines of credit, and other commercial loans to businesses (previously reported in other consumer loans).

Credit card and business card loans are evaluated for loan quality in the same manner, as they have similar loan quality characteristics. Commercial insurance premium financing loans and professional practice financing loans were acquired as part of the PCL and SFS acquisitions in the first quarter of 2004. Commercial loans are evaluated on a loan by loan basis, based on size and other factors. See “Note K: Acquisitions” to the consolidated financial statements for further detail regarding the PCL and SFS acquisitions.

The Corporation’s financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation’s loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation’s loan quality varies according to type, as well as the geographic location, of loans. Domestic other consumer loan receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card and domestic commercial loan receivables. Foreign loan receivables typically have a lower delinquency and charge-off rate than the Corporation’s domestic loan receivables. The Corporation considers the levels of delinquent loans, renegotiated loans, re-aged loans, and other factors, including historical results, in determining the appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees. The following loan quality discussion includes credit risk, delinquencies, renegotiated loan programs, which include nonaccrual loans and reduced-rate loans, re-aged loans, net credit losses, the reserve and provision for possible credit losses, and the estimate of uncollectible accrued interest and fees. See “Critical Accounting Policies-Reserve For Possible Credit Losses” and “Revenue Recognition” to the consolidated financial statements for further discussion.

Credit Risk

Credit risk is one of the Corporation’s most significant risks. It primarily represents the risk to earnings and capital arising from the failure of Customers to repay loans according to their terms. Credit risk is particularly important for the Corporation because its primary products are unsecured consumer credit cards and other unsecured consumer loans that generally have higher credit risks, and lower loan quality, than secured consumer lending products, such as mortgage loans and automobile loans, and commercial lending products. In addition, the Corporation generates significant revenues from fees, such as late and overlimit fees, on accounts that exhibit higher credit risk.

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

The level of the Corporation’s credit risk is affected by the Corporation’s marketing and credit underwriting strategies. The Corporation markets its products through endorsements from associations, financial institutions, and other organizations. Through this endorsed marketing strategy and the Corporation’s underwriting of loan applications, the Corporation attempts to attract quality loan applicants and offer optimal, initial credit lines on accounts and periodic credit-line increases, resulting in higher usage and average account balances. When Customers experience financial difficulties, however, the higher usage and average account balances will result in higher average balances for accounts that charge off. The Corporation attempts to control this risk through blocking the use of accounts or reducing credit lines. The Corporation may also set or increase the interest rate charged on accounts to compensate for increased credit risk. For example, as discussed under “Loan Quality—Delinquencies” below, the Corporation generally charges higher interest rates on domestic other consumer loan receivables because these receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card and domestic commercial loan receivables. The Corporation also assesses certain fees, such as late and overlimit fees, to encourage Customers to pay and manage their accounts responsibly and to compensate the Corporation for the additional risk associated with delinquency and overlimit activity on the Customers’ accounts.

Credit quality and the impact of credit losses on the Corporation’s financial condition and results of operations are discussed below.

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation’s delinquent loans. Delinquency as a percentage of the Corporation's loan receivables was 3.48% at June 30, 2004, as compared to 3.84% at December 31, 2003. The Corporation's delinquency as a percentage of managed loans was 4.08% at June 30, 2004, as compared to 4.39% at December 31, 2003.

The delinquency rate on the Corporation’s foreign loans is typically lower than the delinquency rate on the Corporation’s domestic loans. The Corporation’s domestic other consumer loans typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card loans and domestic commercial loans. As a result, the Corporation generally charges higher interest rates on domestic other consumer loans.

The decrease in delinquency on domestic loans at June 30, 2004 as compared to December 31, 2003, was a result of enhanced collection strategies and an improved economy, while the increase in delinquency on foreign loans was primarily a result of continued seasoning of the foreign portfolio and the adjustment of collection strategies to concentrate on later stage delinquency.

Table 12 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Table 12: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)
	June 30, 2004		December 31, 2003

Loan Receivables:
Loan receivables outstanding	$30,496,970		$33,624,077
Loan receivables delinquent:
30 to 59 days	$360,119	1.18%	$429,266	1.28%
60 to 89 days	230,057.75		277,928.83
90 or more days (c)	471,873	1.55	582,605	1.73

Total loan receivables delinquent	$1,062,049	3.48%	$1,289,799	3.84%

Loan receivables delinquent by geographic area:
Domestic (d):
Credit card	$525,122	3.82%	$759,697	4.34%
Other consumer	281,893	5.13	333,589	5.95
Commercial	41,554	1.71	21,333	1.65

Total domestic	848,569	3.91	1,114,619	4.57
Foreign (d):
Credit card	126,640	2.72	124,892	1.85
Other consumer	63,360	2.09	49,895	2.06
Commercial	23,480	2.05	393	1.03

Total foreign	213,480	2.42	175,180	1.90

Total loan receivables delinquent by geographic area	$1,062,049	3.48	$1,289,799	3.84

Securitized Loans:
Securitized loans outstanding	$87,712,921		$84,869,483
Securitized loans delinquent:
30 to 59 days	$1,231,313	1.40%	$1,235,230	1.46%
60 to 89 days	790,073.90		818,356.96
90 or more days (c)	1,739,075	1.99	1,860,265	2.19

Total securitized loans delinquent	$3,760,461	4.29%	$3,913,851	4.61%

Securitized loans delinquent by geographic area:
Domestic (d):
Credit card	$3,065,863	4.52%	$3,207,710	4.82%
Other consumer	305,030	5.38	351,655	6.20
Commercial	32,670	3.24	36,802	3.65

Total domestic	3,403,563	4.57	3,596,167	4.91
Foreign (d):
Credit card	356,898	2.71	317,684	2.74
Other consumer	-	-	-	-
Commercial	-	-	-	-

Total foreign	356,898	2.71	317,684	2.74

Total securitized loans delinquent by geographic area	$3,760,461	4.29	$3,913,851	4.61

Table 12: Delinquent Loans (a) (b) - continued
(dollars in thousands) (unaudited)
	June 30, 2004		December 31, 2003

Managed Loans:
Managed loans outstanding	$118,209,891		$118,493,560
Managed loans delinquent:
30 to 59 days	$1,591,432	1.35%	$1,664,496	1.40%
60 to 89 days	1,020,130.86		1,096,284.93
90 or more days (c)	2,210,948	1.87	2,442,870	2.06

Total managed loans delinquent	$4,822,510	4.08%	$5,203,650	4.39%

Managed loans delinquent by geographic area:
Domestic (d):
Credit card	$3,590,985	4.40%	$3,967,407	4.72%
Other consumer	586,923	5.26	685,244	6.07
Commercial	74,224	2.16	58,135	2.53

Total domestic	4,252,132	4.42	4,710,786	4.82
Foreign (d):
Credit card	483,538	2.72	442,576	2.41
Other consumer	63,360	2.09	49,895	2.06
Commercial	23,480	2.05	393	1.03

Total foreign	570,378	2.60	492,864	2.37

Total managed loans delinquent by geographic area	$4,822,510	4.08	$5,203,650	4.39

(a) Amounts exclude nonaccrual loans, which are presented in Table 14.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) See Table 13 for further detail on accruing loans past due 90 days or more.
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Accruing Loans Past Due 90 Days Or More

Table 13 presents further detail on the Corporation's accruing loan receivables past due 90 days or more included in Table 12 and includes a reconciliation to the accruing managed loans past due 90 days or more.

Table 13: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2004	2003

Loan Receivables:
Domestic (d):
Credit card	$238,320	$358,786
Other consumer	136,211	163,701
Commercial	18,427	7,496

Total domestic	392,958	529,983
Foreign (d):
Credit card	49,064	41,669
Other consumer	17,111	10,838
Commercial	12,740	115

Total foreign	78,915	52,622

Total loan receivables	$471,873	$582,605

Securitized Loans:
Domestic (d):
Credit card	$1,434,470	$1,545,233
Other consumer	146,957	174,314
Commercial	17,497	18,486

Total domestic	1,598,924	1,738,033
Foreign (d):
Credit card	140,151	122,232
Other consumer	-	-
Commercial	-	-

Total foreign	140,151	122,232

Total securitized loans	$1,739,075	$1,860,265

Managed Loans:
Domestic (d):
Credit card	$1,672,790	$1,904,019
Other consumer	283,168	338,015
Commercial	35,924	25,982

Total domestic	1,991,882	2,268,016
Foreign (d):
Credit card	189,215	163,901
Other consumer	17,111	10,838
Commercial	12,740	115

Total foreign	219,066	174,854

Total managed loans	$2,210,948	$2,442,870

(a) Amounts exclude nonaccrual loans, which are presented in Table 14.
(b) This Table provides further detail on 90 days or more delinquent loans presented in Table 12.
(c) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(d) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

-55-

Renegotiated Loan Programs

The Corporation may modify the terms of its credit card, other consumer, and commercial loan agreements with Customers who have experienced financial difficulties by offering them renegotiated loan programs, which include either placing them on nonaccrual status or reducing their interest rate. The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Nonaccrual Loans

On a case-by-case basis, management determines whether an account should be placed on nonaccrual status. When loans are classified as nonaccrual, the accrual of interest ceases. In future periods, when a payment is received, it is recorded as a reduction of principal.

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .24% at June 30, 2004, as compared to .30% at December 31, 2003. Nonaccrual managed loans as a percentage of ending managed loans were .23% at June 30, 2004 and December 31, 2003. The decrease in domestic nonaccrual loans was primarily the result of a reduction in the number of nonaccrual loan programs offered to domestic Customers. The increase in foreign nonaccrual managed loans was a result of MBNA Europe placing more loans on nonaccrual status to comply with U.K. specific requirements. The decrease in foreign nonaccrual loan receivables was primarily a result of an increase in securitized nonaccrual loans.

Table 14 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 14: Nonaccrual Loans (a) (b)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2004	2003

Loan Receivables:
Domestic (c):
Credit card	$4,238	$11,298
Other consumer	639	1,053
Commercial	4,504	1,816

Total domestic	9,381	14,167
Foreign (c):
Credit card	59,654	80,352
Other consumer	4,595	4,903
Commercial	313	29

Total foreign	64,562	85,284

Total loan receivables	$73,943	$99,451

Nonaccrual loan receivables as a percentage of ending loan receivables	.24%	.30%

Securitized Loans:
Domestic (c):
Credit card	$21,849	$45,097
Other consumer	682	1,050
Commercial	2,585	2,675

Total domestic	25,116	48,822
Foreign (c):
Credit card	167,518	129,140
Other consumer	-	-
Commercial	-	-

Total foreign	167,518	129,140

Total securitized loans	$192,634	$177,962

Nonaccrual securitized loans as a percentage of ending securitized loans	.22%	.21%

Managed Loans:
Domestic (c):
Credit card	$26,087	$56,395
Other consumer	1,321	2,103
Commercial	7,089	4,491

Total domestic	34,497	62,989
Foreign (c):
Credit card	227,172	209,492
Other consumer	4,595	4,903
Commercial	313	29

Total foreign	232,080	214,424

Total managed loans	$266,577	$277,413

Nonaccrual managed loans as a percentage of ending managed loans	.23%	.23%

(a) Although nonaccrual loans are charged off consistent with the Corporation’s charge-off policy as described in “Loan
        Quality—Net Credit Losses,” nonaccrual loans are not included in the delinquent loans presented in Tables 12 and 13 and reduced-rate loans which are presented in Table 15.

(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

-57-

Reduced-Rate Loans

On a case-by-case basis, management determines whether an account should be placed on reduced-rate status. Reduced-rate loans are loans for which the interest rate has been reduced because of the inability of the Customer to comply with the terms and conditions of the loan agreement. Income is accrued at the reduced rate as long as the Customer complies with the revised terms and conditions.

Reduced-rate loan receivables as a percentage of the Corporation’s ending loan receivables were 1.70% at June 30, 2004 and December 31, 2003. Reduced-rate managed loans as a percentage of ending managed loans were 2.21% at June 30, 2004, as compared to 2.03% at December 31, 2003.

The increase in domestic reduced-rate managed loans was a result of increased usage of reduced-rate loans as part of the domestic Customer collection strategies. The decrease in domestic reduced-rate loan receivables was primarily a result of an increase in securitized reduced-rate loans.

Table 15 presents the Corporation’s reduced-rate loan receivables and includes a reconciliation to the reduced-rate managed loans.

Table 15: Reduced-Rate Loans (a) (b)
(dollars in thousands) (unaudited)
	June 30,	December 31,
	2004	2003

Loan Receivables:
Domestic (c):
Credit card	$364,311	$407,119
Other consumer	129,815	131,008
Commercial	3,430	3,077

Total domestic	497,556	541,204
Foreign (c):
Credit card	20,669	31,402
Other consumer	42	44
Commercial	-	-

Total foreign	20,711	31,446

Total loan receivables	$518,267	$572,650

Reduced-rate loan receivables as a percentage of ending loan receivables	1.70%	1.70%

Securitized Loans:
Domestic (c):
Credit card	$1,875,149	$1,622,245
Other consumer	142,784	139,476
Commercial	4,095	4,476

Total domestic	2,022,028	1,766,197
Foreign (c):
Credit card	74,923	66,009
Other consumer	-	-
Commercial	-	-

Total foreign	74,923	66,009

Total securitized loans	$2,096,951	$1,832,206

Reduced-rate securitized loans as a percentage of ending securitized loans	2.39%	2.16%

Managed Loans:
Domestic (c):
Credit card	$2,239,460	$2,029,364
Other consumer	272,599	270,484
Commercial	7,525	7,553

Total domestic	2,519,584	2,307,401
Foreign (c):
Credit card	95,592	97,411
Other consumer	42	44
Commercial	-	-

Total foreign	95,634	97,455

Total managed loans	$2,615,218	$2,404,856

Reduced-rate managed loans as a percentage of ending managed loans	2.21%	2.03%

(a) Reduced-rate loans presented in this Table exclude accruing loans past due 90 days or more and nonaccrual loans, which are presented in Tables 13 and 14, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

-59-

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

Re-ages can have the effect of delaying charge-offs. There were $151.6 million and $321.9 million of loan receivables re-aged during the three and six months ended June 30, 2004, compared to $176.3 million and $384.1 million for the same periods in 2003, respectively. Managed loans re-aged during the three and six months ended June 30, 2004 were $698.8 million and $1.4 billion, as compared to $710.9 million and $1.5 billion for the same periods in 2003, respectively. Of those accounts that were re-aged during the three months ended June 30, 2003, approximately 22% returned to delinquency status and approximately 21% charged off by June 30, 2004.

The decrease in domestic loan re-aged amounts for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was the result of changes in re-age practices implemented by the Corporation during 2002 and 2003, which reduced the number of accounts that qualified for re-age. The increase in foreign loan re-aged amounts for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was the result of the increase in foreign loan receivables since June 30, 2003.

Table 16 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed re-aged amounts.

Table 16: Re-aged Amounts (a)
(dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Loan Receivables Re-aged Amounts
Domestic (b):
Credit card	$87,825	$92,285	$184,723	$203,011
Other consumer	40,271	57,313	89,687	135,322
Commercial	1,180	3,523	2,249	5,601

Total domestic	129,276	153,121	276,659	343,934
Foreign (b):
Credit card	14,162	15,629	32,896	27,219
Other consumer	8,171	7,516	12,376	12,968
Commercial	-	-	-	-

Total foreign	22,333	23,145	45,272	40,187

Total loan receivables re-aged amounts	$151,609	$176,266	$321,931	$384,121

Securitized Loan Re-aged Amounts
Domestic (b):
Credit card	$458,063	$443,899	$882,095	$969,316
Other consumer	44,454	55,283	85,514	130,697
Commercial	1,202	1,691	2,676	2,729

Total domestic	503,719	500,873	970,285	1,102,742
Foreign (b):
Credit card	43,435	33,752	81,103	57,407
Other consumer	-	-	-	-
Commercial	-	-	-	-

Total foreign	43,435	33,752	81,103	57,407

Total securitized loan re-aged amounts	$547,154	$534,625	$1,051,388	$1,160,149

Managed Loan Re-aged Amounts
Domestic (b):
Credit card	$545,888	$536,184	$1,066,818	$1,172,327
Other consumer	84,725	112,596	175,201	266,019
Commercial	2,382	5,214	4,925	8,330

Total domestic	632,995	653,994	1,246,944	1,446,676
Foreign (b):
Credit card	57,597	49,381	113,999	84,626
Other consumer	8,171	7,516	12,376	12,968
Commercial	-	-	-	-

Total foreign	65,768	56,897	126,375	97,594

Total managed loan re-aged amounts	$698,763	$710,891	$1,373,319	$1,544,270

(a) Re-aged loans that returned to delinquency status are included in the delinquency amounts presented in Tables 12 and 13.
(b) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Loan receivables net credit losses decreased $1.8 million to $339.5 million for the three months ended June 30, 2004, as compared to $341.3 million for the same period in 2003. Net credit losses as a percentage of average loan receivables were 4.60% for the three months ended June 30, 2004, as compared to 4.91% for the same period in 2003. Managed net credit losses decreased $4.1 million to $1.4 billion for the three months ended June 30, 2004, as compared to $1.5 billion for the same period in 2003. The Corporation’s managed net credit losses as a percentage of average managed loans for the three months ended June 30, 2004, were 4.95%, as compared to 5.35% for the same period in 2003.

Loan receivables net credit losses increased $7.5 million or 1.1% to $699.0 million for the six months ended June 30, 2004, as compared to $691.5 million for the same period in 2003. Net credit losses as a percentage of average loan receivables were 4.52% for the six months ended June 30, 2004, as compared to 5.02% for the same period in 2003. Managed net credit losses increased $15.9 million to $2.9 billion for the six months ended June 30, 2004. The Corporation’s managed net credit losses as a percentage of average managed loans for the six months ended June 30, 2004 were 4.97%, as compared to 5.41% for the same period in 2003.

The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loans, which include the estimated collectible billed interest and fees, for the corresponding period.

The net credit loss ratio on the Corporation’s domestic other consumer loans is typically higher than the net credit loss ratio on the Corporation’s domestic credit card and commercial loans, due to the higher credit risk associated with these products. The net credit loss ratio on the Corporation’s domestic credit card loans is typically higher than the net credit loss ratio on the Corporation’s foreign credit card loans.

Table 17 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

The decreases in domestic credit card net credit loss ratios for the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily reflect the Corporation’s improving asset quality trends.

Table 17: Net Credit Loss Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loan Receivables:
Domestic (a):
Credit card	$149,238	$13,015,494	4.59%	$161,350	$13,475,098	4.79%
Other consumer	111,641	5,483,408	8.14	120,199	6,225,379	7.72
Commercial	13,107	2,339,889	2.24	10,488	1,200,111	3.50

Total domestic	273,986	20,838,791	5.26	292,037	20,900,588	5.59
Foreign (a):
Credit card	37,337	4,619,754	3.23	31,038	4,831,041	2.57
Other consumer	24,809	3,007,709	3.30	18,202	2,041,584	3.57
Commercial	3,376	1,083,826	1.25	30	11,437	1.05

Total foreign	65,522	8,711,289	3.01	49,270	6,884,062	2.86

Total loan receivables	$339,508	$29,550,080	4.60	$341,307	$27,784,650	4.91

Securitized Loans:
Domestic (a):
Credit card	$871,753	$67,884,136	5.14%	$889,856	$64,816,784	5.49%
Other consumer	115,456	5,669,212	8.15	127,399	5,683,788	8.97
Commercial	13,457	1,007,601	5.34	6,500	503,941	5.16

Total domestic	1,000,666	74,560,949	5.37	1,023,755	71,004,513	5.77
Foreign (a):
Credit card	108,103	12,991,346	3.33	87,350	9,814,705	3.56
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-

Total foreign	108,103	12,991,346	3.33	87,350	9,814,705	3.56

Total securitized loans	$1,108,769	$87,552,295	5.07	$1,111,105	$80,819,218	5.50

Managed Loans:
Domestic (a):
Credit card	$1,020,991	$80,899,630	5.05%	$1,051,206	$78,291,882	5.37%
Other consumer	227,097	11,152,620	8.15	247,598	11,909,167	8.32
Commercial	26,564	3,347,490	3.17	16,988	1,704,052	3.99

Total domestic	1,274,652	95,399,740	5.34	1,315,792	91,905,101	5.73
Foreign (a):
Credit card	145,440	17,611,100	3.30	118,388	14,645,746	3.23
Other consumer	24,809	3,007,709	3.30	18,202	2,041,584	3.57
Commercial	3,376	1,083,826	1.25	30	11,437	1.05

Total foreign	173,625	21,702,635	3.20	136,620	16,698,767	3.27

Total managed loans	$1,448,277	$117,102,375	4.95	$1,452,412	$108,603,868	5.35

Table 17: Net Credit Loss Ratio - continued
(dollars in thousands) (unaudited)
	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio

Loan Receivables:
Domestic (a):
Credit card	$321,483	$14,163,889	4.54%	$324,133	$13,420,178	4.83%
Other consumer	226,002	5,509,481	8.20	248,076	6,204,072	8.00
Commercial	19,516	1,841,416	2.12	20,285	1,146,547	3.54

Total domestic	567,001	21,514,786	5.27	592,494	20,770,797	5.71
Foreign (a):
Credit card	80,615	5,543,542	2.91	64,607	4,800,118	2.69
Other consumer	47,381	2,937,900	3.23	34,379	1,997,430	3.44
Commercial	4,044	938,826.86		30	6,668.90

Total foreign	132,040	9,420,268	2.80	99,016	6,804,216	2.91

Total loan receivables	$699,041	$30,935,054	4.52	$691,510	$27,575,013	5.02

Securitized Loans:
Domestic (a):
Credit card	$1,755,981	$67,445,974	5.21%	$1,773,880	$64,121,216	5.53%
Other consumer	233,139	5,671,438	8.22	259,469	5,685,195	9.13
Commercial	26,644	1,007,818	5.29	11,971	503,904	4.75

Total domestic	2,015,764	74,125,230	5.44	2,045,320	70,310,315	5.82
Foreign (a):
Credit card	204,026	12,388,689	3.29	166,080	9,440,100	3.52
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-

Total foreign	204,026	12,388,689	3.29	166,080	9,440,100	3.52

Total securitized loans	$2,219,790	$86,513,919	5.13	$2,211,400	$79,750,415	5.55

Managed Loans:
Domestic (a):
Credit card	$2,077,464	$81,609,863	5.09%	$2,098,013	$77,541,394	5.41%
Other consumer	459,141	11,180,919	8.21	507,545	11,889,267	8.54
Commercial	46,160	2,849,234	3.24	32,256	1,650,451	3.91

Total domestic	2,582,765	95,640,016	5.40	2,637,814	91,081,112	5.79
Foreign (a):
Credit card	284,641	17,932,231	3.17	230,687	14,240,218	3.24
Other consumer	47,381	2,937,900	3.23	34,379	1,997,430	3.44
Commercial	4,044	938,826.86		30	6,668.90

Total foreign	336,066	21,808,957	3.08	265,096	16,244,316	3.26

Total managed loans	$2,918,831	$117,448,973	4.97	$2,902,910	$107,325,428	5.41

(a) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Reserve and Provision for Possible Credit Losses

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

The Corporation’s reserve for possible credit losses at June 30, 2004 decreased $20.0 million from December 31, 2003. The reserve for possible credit losses was $1.2 billion at June 30, 2004 and December 31, 2003. The provision for possible credit losses decreased $94.0 million or 27.2% to $251.6 million and $107.8 million or 14.9% to $616.7 million for the three and six months ended June 30, 2004, as compared to $345.6 million and $724.5 million for the same periods in 2003, respectively. The decrease in the reserve for possible credit losses and the related provision for possible credit losses was a result of improving asset quality trends. These trends include improved delinquency and charge-off ratios. However, the reserve for possible credit losses on foreign loan receivables has increased primarily due to the increase in foreign delinquencies.

The Corporation recorded acquired reserves for possible credit losses for loan portfolio acquisitions of $14.1 million and $62.4 million (including $22.0 million and $21.4 million recorded in connection with the PCL and SFS acquisitions, respectively) for the three and six months ended June 30, 2004, respectively, as compared to $13.1 million and $26.0 million for the same periods in 2003, respectively.

Table 18 presents an analysis of the Corporation's reserve for possible credit losses. The reserve for possible credit losses is a general allowance applicable to the Corporation's loan receivables and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the Corporation’s reserve for possible credit losses.

Table 18: Reserve for Possible Credit Losses
(dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Reserve for possible credit losses, beginning of period	$1,272,734	$1,151,394	$1,216,316	$1,111,299
Reserves acquired
Domestic	13,235	11,782	38,486	24,631
Foreign	840	1,279	23,892	1,381

Total reserves acquired	14,075	13,061	62,378	26,012
Provision for possible credit losses:
Domestic	154,061	297,910	451,849	621,593
Foreign	97,496	47,693	164,869	102,887

Total provision for possible credit losses	251,557	345,603	616,718	724,480
Foreign currency translation	(2,554)	6,505	(67)	4,975
Credit losses:
Domestic (a):
Credit card	(161,655)	(174,895)	(346,952)	(348,616)
Other consumer	(119,572)	(129,481)	(241,362)	(264,673)
Commercial	(14,043)	(11,124)	(20,635)	(21,489)

Total domestic credit losses	(295,270)	(315,500)	(608,949)	(634,778)
Foreign (a):
Credit card	(41,966)	(37,498)	(91,421)	(75,899)
Other consumer	(28,409)	(20,856)	(53,812)	(39,130)
Commercial	(3,377)	(31)	(4,046)	(31)

Total foreign credit losses	(73,752)	(58,385)	(149,279)	(115,060)

Total credit losses	(369,022)	(373,885)	(758,228)	(749,838)
Recoveries:
Domestic (a):
Credit card	12,417	13,545	25,469	24,483
Other consumer	7,931	9,282	15,360	16,597
Commercial	936	636	1,119	1,204

Total domestic recoveries	21,284	23,463	41,948	42,284
Foreign (a):
Credit card	4,629	6,460	10,806	11,292
Other consumer	3,600	2,654	6,431	4,751
Commercial	1	1	2	1

Total foreign recoveries	8,230	9,115	17,239	16,044

Total recoveries	29,514	32,578	59,187	58,328

Net credit losses	(339,508)	(341,307)	(699,041)	(691,510)

Reserve for possible credit losses, end of period	$1,196,304	$1,175,256	$1,196,304	$1,175,256

(a) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

The differences between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue were $286.7 million and $539.7 million for the three and six months ended June 30, 2004, as compared to $285.1 million and $597.3 million for the same periods in 2003, respectively.

The difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue for domestic loans decreased $24.9 million and $84.9 million for the three and six months ended June 30, 2004, respectively, due to improved delinquencies, compared to the same periods in 2003.

The difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue for foreign loans increased $26.5 million and $27.3 million for the three and six months ended June 30, 2004, respectively, due to changes in the estimated value of the collectible amount of interest and fees on the Corporation’s foreign loans, compared to the same periods in 2003.

Table 19 presents the domestic and foreign amounts for the difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue.

Table 19: Difference Between The Amounts Of Interest And Fees The Corporation Was Contractually Entitled To And
                    The Amounts Recognized As Revenue (a)
                    (dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Domestic	$242,401	$267,297	$473,407	$558,352
Foreign	44,253	17,802	66,259	38,915

Total	$286,654	$285,099	$539,666	$597,267

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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2004, and December 31, 2003, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 20, have been computed in accordance with regulatory accounting practices. At June 30, 2004, no conditions or events have occurred that changed the Corporation’s classification as “adequately capitalized” and the Bank’s or MBNA Delaware’s classification as “well-capitalized.”

Table 20: Regulatory Capital Ratios
	June 30, 2004	December 31, 2003	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)

MBNA Corporation
Tier 1	19.82%	18.47%	4.00%	(a	)
Total	23.54	22.18	8.00	(a	)
Leverage	20.83	20.52	4.00	(a	)

MBNA America Bank, N.A.
Tier 1	18.68	16.38	4.00	6.00%
Total	22.55	20.13	8.00	10.00
Leverage	19.49	18.52	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	17.24	28.38	4.00	6.00
Total	18.55	29.75	8.00	10.00
Leverage	16.47	32.47	4.00	5.00

(a) Not applicable for bank holding companies.

MBNA Delaware’s Tier 1, Total, and Leverage Capital ratios decreased from December 31, 2003 primarily as a result of the SFS acquisition on March 31, 2004. “Note K: Acquisitions” to the consolidated financial statements provides further detail regarding the acquisition.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on its common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on the Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s Common Stock, or pay any interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the six months ended June 30, 2004, the Corporation declared dividends on its preferred stock of $7.0 million and on its common stock of $306.6 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At June 30, 2004, the amount of undivided profits available for declaration and payment of dividends from the Bank to the Corporation was $3.9 billion. The Bank’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at June 30, 2004. Had this facility had been drawn upon at June 30, 2004, the amount of retained earnings available for declaration of dividends would have been limited to $3.3 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by the Bank to the Corporation, can also be further limited by federal bank regulatory agencies.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation’s consolidated financial statements. Such activities include off-balance sheet asset securitization, off-balance sheet derivative financial instruments, and other items.

Off-Balance Sheet Asset Securitization

Off-balance sheet asset securitization is the process whereby loan principal receivables are converted into securities normally referred to as asset-backed securities. The securitization of the Corporation’s loan principal receivables is accomplished through the public and private issuance of asset-backed securities and is accounted for in accordance with Statement No. 140. Off-balance sheet asset securitization removes loan principal receivables from the consolidated statements of financial condition through the transfer of loan principal receivables to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables, while the Corporation retains the remaining undivided interest and is entitled to specific cash flows allocable to that retained interest. As loan principal receivables are securitized, the Corporation’s on-balance sheet funding needs are reduced by the amount of loans securitized.

A credit card account or other open-end loan account represents a contractual relationship between the Corporation and the Customer. A loan receivable represents a financial asset. Unlike a mortgage loan or other closed-end loan account, the terms of a credit card account or other open-end loan account permit a Customer to borrow additional amounts and to repay each month an amount the Customer chooses, subject to a minimum payment requirement. The account remains open after repayment of the balance and the Customer may continue to use it to borrow additional amounts. The Corporation reserves the right to change the account terms, including interest rates and fees, in accordance with the terms of the agreement and applicable law. The account is, therefore, separate and distinct from the loan receivable.

In a securitization, the account relationships are not sold to the securitization trust. The Corporation retains ownership of the account relationship, including the right to change the terms of the account and the right to additional loan principal receivables generated by the account. During a securitization’s revolving period, the Corporation agrees to sell the additional principal receivables to the trusts until the trusts begin using principal collections to make payments to investors. When the revolving period of the securitization ends, the account relationship between the Corporation and the Customer continues.

The beneficial interests in the trusts sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation’s securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trusts provides credit enhancement, in the form of subordination, to the more senior, higher-rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of the above described subordinated classes. The Corporation receives a servicing fee for servicing the loans. This servicing fee is a component of securitization income.

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

The Corporation maintains retained interests in its off-balance sheet securitization transactions, which are included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. The investors and providers of credit enhancement had a lien on a portion of these retained interests of $1.3 billion at June 30, 2004 and $1.2 billion at December 31, 2003. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

In connection with the MBNA Master Consumer Loan Trust (“CLMT”), the investors have entered into interest rate hedge agreements (the “swaps”) with swap counterparties to reduce interest rate risks associated with their investment. In order to facilitate these swap arrangements, the Corporation has agreed with the swap counterparties to either pay the fair value liability (including certain unpaid amounts, if any) of the swaps or receive the fair value asset of the swaps, but only in the event the CLMT securitization transaction terminates prior to the swaps. At June 30, 2004, the fair value liability of the swaps was approximately $100 million. The Corporation considers the possibility of the occurrence of the events giving rise to its obligations under the agreement to be remote.

Impact Of Off-Balance Sheet Securitization Transactions On The Corporation’s Results

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation’s results on a managed basis. Managed data assumes the Corporation’s securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation’s owned loans. Management, equity and debt analysts, rating agencies, and others evaluate the Corporation’s operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation’s owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the account relationships are not sold to the trust. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions.

When adjusted for the effects of securitization, certain components of the Corporation’s consolidated financial information may be reconciled to its managed data. This securitization adjustment reclassifies interest income, interchange income, loan fees, insurance income, recoveries on charged-off securitized loan principal receivables in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income.

Table 21 reconciles income statement data for the period to managed net interest income, managed provision for possible credit losses, and managed other operating income.

Table 21: Reconciliation of Income Statement Data for the Period to Managed Net Interest Income, Managed
                    Provision for Possible Credit Losses, and Managed Other Operating Income
                    (dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net Interest Income:
Net interest income	$594,245	$579,168	$1,262,050	$1,134,764
Securitization adjustments	1,974,296	1,935,718	3,942,320	3,832,834

Managed net interest income	$2,568,541	$2,514,886	$5,204,370	$4,967,598

Provision for Possible Credit Losses:
Provision for possible credit losses	$251,557	$345,603	$616,718	$724,480
Securitization adjustments	1,108,769	1,111,105	2,219,790	2,211,400

Managed provision for possible credit losses	$1,360,326	$1,456,708	$2,836,508	$2,935,880

Other Operating Income:
Other operating income	$1,999,620	$1,851,804	$3,942,152	$3,639,813
Securitization adjustments	(865,527)	(824,613)	(1,722,530)	(1,621,434)

Managed other operating income	$1,134,093	$1,027,191	$2,219,622	$2,018,379

Managed net interest income increased $53.7 million or 2.1% to $2.6 billion and $236.8 million or 4.8% to $5.2 billion for the three and six months ended June 30, 2004, as compared to $2.5 billion and $5.0 billion for the same periods in 2003, respectively.

Average Managed Interest-Earning Assets

Average managed interest-earning assets increased $9.9 billion or 8.2% to $130.5 billion for the three months ended June 30, 2004, as compared to $120.6 billion for the same period in 2003. The increase in average managed interest-earning assets was primarily the result of the increase in average managed loans. The yield earned on average managed interest-earning assets for the three months ended June 30, 2004 was 10.39% as compared to 10.99% for the same period in 2003. The decrease of 60 basis points in the yield earned on average managed interest-earning assets was primarily the result of lower rates offered to attract and retain Customers and to grow managed loans.

Average managed interest-earning assets increased $11.0 billion or 9.3% to $129.5 billion for the six months ended June 30, 2004, as compared to $118.5 billion for the same period in 2003. The increase in average managed interest-earning assets was primarily the result of the increase in average managed loans. The yield earned on average managed interest-earning assets for the six months ended June 30, 2004 was 10.55% as compared to 11.16% for the same period in 2003. The decrease of 61 basis points in the yield earned on average managed interest-earning assets was primarily the result of lower rates offered to attract and retain Customers and to grow managed loans.

Average Managed Interest-Bearing Liabilities

Average managed interest-bearing liabilities increased $7.8 billion or 6.4% to $128.9 billion for the three months ended June 30, 2004, as compared to $121.2 billion for the same period in 2003. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans and average borrowed funds. The decrease in the rate paid on average managed interest-bearing liabilities of 11 basis points to 2.50% for the three months ended June 30, 2004, from 2.61% for the same period in 2003, primarily reflects actions by the FOMC in the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

Average managed interest-bearing liabilities increased $8.3 billion or 7.0% to $127.9 billion for the six months ended June 30, 2004, as compared to $119.5 billion for the same period in 2003. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans and average borrowed funds. The decrease in the rate paid on average managed interest-bearing liabilities of 18 basis points to 2.50% for the six months ended June 30, 2004, from 2.68% for the same period in 2003, primarily reflects actions by the FOMC in the second quarter of 2003, that impacted overall market interest rates and decreased the Corporation’s funding costs.

Table 22 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 22: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2004			2003

	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense

Assets:

Net interest-earning assets	$46,997,327	8.28%	$967,814	$43,567,927	8.84%	$960,148
Securitization adjustments	83,498,462	11.57	2,402,557	77,031,481	12.21	2,344,214

Managed interest-earning assets	$130,495,789	10.39	$3,370,371	$120,599,408	10.99	$3,304,362

Liabilities:

Net interest-bearing liabilities	$42,980,935	3.49	$373,344	$42,007,736	3.64	$380,747
Securitization adjustments	85,944,829	2.00	428,261	79,167,039	2.07	408,496

Managed interest-bearing liabilities	$128,925,764	2.50	$801,605	$121,174,775	2.61	$789,243

For the Six Months Ended June 30,	2004			2003

	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense

Assets:

Net interest-earning assets	$47,034,282	8.56%	$2,001,128	$42,502,554	9.04%	$1,904,392
Securitization adjustments	82,486,763	11.69	4,794,295	75,989,902	12.35	4,652,597

Managed interest-earning assets	$129,521,045	10.55	$6,795,423	$118,492,456	11.16	$6,556,989

Liabilities:

Net interest-bearing liabilities	$42,976,426	3.46	$738,644	$41,467,599	3.74	$769,178
Securitization adjustments	84,896,983	2.02	851,975	78,078,177	2.12	819,763

Managed interest-bearing liabilities	$127,873,409	2.50	$1,590,619	$119,545,776	2.68	$1,588,941

The Corporation’s managed net interest margin, on a fully taxable equivalent basis, was 7.92% and 8.08% for the three and six months ended June 30, 2004, as compared to 8.36% and 8.45% for the same periods in 2003, respectively. The managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of managed average total interest-earning assets. The 44 basis point and 37 basis point decrease in the managed net interest margin for the three and six months ended June 30, 2004, respectively, was primarily the result of the decrease in the yield earned on managed average interest-earning assets partially offset by the decrease in the rate paid on managed average interest-bearing liabilities.

Managed provision for possible credit losses decreased $96.4 million or 6.6% to $1.4 billion and $99.4 million or 3.4% to $2.8 billion for the three and six months ended June 30, 2004, as compared to $1.5 billion and $2.9 billion for the same periods in 2003, respectively. These decreases in the managed provision for possible credit losses were based on improving asset quality trends.

Managed other operating income increased $106.9 million or 10.4% to $1.1 billion and $201.2 million or 10.0% to $2.2 billion for the three and six months ended June 30, 2004, as compared to $1.0 billion and $2.0 billion for the same periods in 2003, respectively. The increase in managed other operating income for the three and six months ended June 30, 2004, was primarily the result of an increase in loan fees and interchange income, partially offset by the net loss from securitization activity, which includes changes in the fair value of the interest-only strip receivable and the gains from the sale of loan principal receivables.

Table 23 reconciles the net interest margin ratio to the managed net interest margin ratio.

Table 23: Reconciliation of the Net Interest Margin Ratio to the
Managed Net Interest Margin Ratio (dollars in thousands) (unaudited)

	For the Three Months			For the Three Months
	Ended June 30, 2004			Ended June 30, 2003

	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments	$13,322,686			$11,926,521
Other interest-earning assets	4,124,561			3,856,756
Loan receivables (b)	29,550,080			27,784,650

Total	$46,997,327	$594,470	5.09%	$43,567,927	$579,401	5.33%

Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(4,053,833)			(3,787,737)
Securitized loans	87,552,295			80,819,218

Total	$83,498,462	1,974,296	9.51	$77,031,481	1,935,718	10.08

Managed Net Interest Margin (a):
Investment securities and money market instruments	$13,322,686			$11,926,521
Other interest-earning assets	70,728			69,019
Managed loans	117,102,375			108,603,868

Total	$130,495,789	2,568,766	7.92	$120,599,408	2,515,119	8.36

	For the Six Months			For the Six Months
	Ended June 30, 2004			Ended June 30, 2003

	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio

Net Interest Margin (a):
Investment securities and money market instruments	$12,001,558			$11,099,005
Other interest-earning assets	4,097,670			3,828,536
Loan receivables (b)	30,935,054			27,575,013

Total	$47,034,282	$1,262,484	5.40%	$42,502,554	$1,135,214	5.39%

Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(4,027,156)			(3,760,513)
Securitized loans	86,513,919			79,750,415

Total	$82,486,763	3,942,320	9.61	$75,989,902	3,832,834	10.17

Managed Net Interest Margin (a):
Investment securities and money market instruments	$12,001,558			$11,099,005
Other interest-earning assets	70,514			68,023
Managed loans	117,448,973			107,325,428

Total	$129,521,045	5,204,804	8.08	$118,492,456	4,968,048	8.45

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended June 30, 2004, and 2003 was $225 and $233, respectively. The fully taxable equivalent adjustment for the six months ended June 30, 2004, and 2003 was $434 and $450, respectively.

(b) Loan receivables include loans held for securitization and the loan portfolio.

Off-Balance Sheet Securitization Transaction Activity

During the six months ended June 30, 2004, the Corporation securitized credit card loan principal receivables totaling $7.5 billion, including the securitization of £1.0 billion (approximately $1.8 billion) by MBNA Europe and CAD$300.0 million (approximately $222.6 million) by MBNA Canada. The total amount of securitized loans was $87.7 billion or 74.2% of managed loans at June 30, 2004, compared to $84.9 billion or 71.6% at December 31, 2003.

Refer to Table 5 and Table 25 to reconcile the Corporation’s loan receivables and securitized loans to its managed loans.

Table 24 presents the percentage of the Corporation’s managed loans securitized by loan product.

Table 24: Percentage of Managed Loans Securitized by Loan Product (a)
 (unaudited)
	June 30, 2004	December 31, 2003

Securitized Loans
Domestic:
Credit card	83.2%	79.2%
Other consumer	50.8	50.3
Commercial	29.3	43.8
Total domestic securitized loans	77.5	75.0
Foreign:
Credit card	73.9	63.1
Other consumer	-	-
Commercial	-	-
Total foreign securitized loans	59.9	55.7
Total securitized loans	74.2	71.6

(a) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Table 25 presents the Corporation’s securitized loans distribution and percentage of securitized loans.

Table 25: Securitized Loans Distribution
(dollars in thousands) (unaudited)
	June 30, 2004	Percent of Securitized Loans	December 31, 2003	Percent of Securitized Loans

Securitized Loans
Domestic (a):
Credit card	$67,883,573	77.4%	$66,613,018	78.5%
Other consumer	5,664,707	6.5	5,671,832	6.7
Commercial	1,007,302	1.1	1,007,804	1.2

Total domestic securitized loans	74,555,582	85.0	73,292,654	86.4
Foreign (a):
Credit card	13,157,339	15.0	11,576,829	13.6
Other consumer	-	-	-	-
Commercial	-	-	-	-

Total foreign securitized loans	13,157,339	15.0	11,576,829	13.6

Total securitized loans	$87,712,921	100.0%	$84,869,483	100.0%

(a) In June 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

During the three and six months ended June 30, 2004, there was an increase of $3.4 billion and $4.6 billion, respectively, in the Corporation's loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors. The Corporation's loan portfolio is expected to increase an additional $5.5 billion during the third and fourth quarters of 2004 as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity. Should the Corporation choose or be unable to securitize these assets in the future, additional on-balance sheet funding and capital would be required.

The Corporation’s securitization transactions contain provisions which could require that the excess spread generated by the securitized loans be accumulated in the trusts to provide additional credit enhancement to the investors. These provisions require that excess spread be retained once the yields in excess of minimum yield for three consecutive months falls below a range of 6.50% to 4.00% depending on the terms of the particular securitization transaction. At June 30, 2004 and December 31, 2003, no excess spread was held by the trusts under these provisions.

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

Table 26 presents the Corporation’s estimated maturities of investor principal.

Table 26: Estimated Maturities of Investor Principal
(dollars in thousands) (unaudited)

One year or less (a)	$15,783,292
Over one year through two years	13,865,932
Over two years through three years	12,908,312
Over three years through four years	15,853,803
Over four years through five years	6,931,497
Thereafter	20,876,930

Total amortization of investor principal	86,219,766
Estimated collectible billed interest and fees included in securitized loans	1,493,155

Total securitized loans	$87,712,921

(a) The $4.5 billion MBNA Master Note Trust Emerald Program (“Emerald Notes”) and the £500.0 million UK Receivables
        Trust II Series 2004—VFN Program (“Variable Funding Notes”) are comprised of short-term commercial paper and are included in the one year or less category based on the possibility that maturing Emerald Notes and Variable Funding Notes cannot be re-issued. These events would cause the transactions to begin amortizing, thus creating a liquidity requirement.
        However, the Corporation expects the Emerald Notes and Variable Funding Notes to continue to be re-issued during the course of the program through the scheduled final maturity dates, which are scheduled to occur in 2006 and 2009, respectively.

Table 27 presents summarized yields for each trust for the three months ended June 30, 2004. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

Table 27: Securitization Trust Yields in Excess of Minimum Yield Data
(dollars in thousands) (unaudited)
			For the Three Months Ended June 30, 2004

					Yield in Excess of Minimum Yield (a)

						Series Range

	Investor Principal	Number of Series in Trust	Average Annualized Yield	Average Minimum Yield	Weighted Average	High	Low

MBNA Master Credit Card Trust II	$ 26,818,957	37	17.38%	9.27%	8.11%	8.44%	7.30%
MBNA Credit Card Master Note Trust (b)	37,894,435	70	17.42	9.19	8.23	8.23	8.23
MBNA Master Consumer Loan Trust	5,560,278	3	(c)	(c)	(c)	(c)	(c)
MBNA Triple A Master Trust	2,000,000	2	17.38	8.92	8.46	8.50	8.44
Multiple Asset Note Trust	1,000,000	2	18.82	9.20	9.62	9.64	9.60
UK Receivables Trust	2,805,737	5	19.69	11.65	8.04	9.81	6.11
UK Receivables Trust II	7,246,013	10	17.32	11.36	5.96	6.48	4.87
Gloucester Credit Card Trust	2,894,346	11	19.25	9.63	9.62	10.16	9.04

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

Table 28 provides a summary of the estimated amounts and maturities of the contractual obligations of the Corporation at June 30, 2004.

Table 28: Estimated Contractual Obligations (a) (b)
(dollars in thousands) (unaudited)
	Estimated Contractual Obligations at June 30, 2004

	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Long-term debt and bank notes (par) (c)	$1,350,066	$2,973,291	$2,723,245	$4,512,355	$11,558,957
Minimum rental payments under noncancelable operating leases	28,825	24,511	7,080	296	60,712
Purchase obligations (d)	307,873	328,957	193,702	85,946	916,478
Other long-term liabilities reflected in the Corporation’s consolidated statements of financial condition (e)	116,127	154,680	60,898	1,608	333,313

Total estimated contractual obligations	$1,802,891	$3,481,439	$2,984,925	$4,600,205	$12,869,460

(a) “Note 30: Fair Value of Financial Instruments—Derivative Financial instruments” of the Corporation’s Annual Report on
         Form 10-K for the year ended December 31, 2003 provides further detail on the Corporation’s derivative financial instruments. These amounts are not included in this table.

(b) Table 29 provides detail on the maturities of deposits. These amounts are not included in this Table.
(c) Excludes interest.
(d) Includes the royalties to endorsing organizations payable in the future subject to certain conditions, commitments for
         Community Reinvestment Act investments that cannot be canceled, and other purchase obligations.

(e) Includes amounts accrued for Customers reward programs, and other long-term contractual obligations.

If certain terms on the above estimated contractual requirements are not met, there may be an acceleration of the payment due dates noted above. At June 30, 2004, the Corporation was not in default of any such covenants.

Stock Repurchases

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation’s Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the six months ended June 30, 2004, the Corporation issued 9.8 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 9.8 million common shares for $259.0 million. The Corporation received $89.9 million in proceeds from the exercise of stock options during the six months ended June 30, 2004.

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

Off-Balance Sheet Asset Securitization

At June 30, 2004, the Corporation funded 74.2% of its managed loans through securitization transactions. Refer to Table 2 for a reconciliation of loan receivables to managed loans. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during future periods. The consumer asset-backed securitization market in the United States exceeded $1.7 trillion at June 30, 2004, with approximately $284 billion of asset-backed securities issued during the first six months of 2004. An additional $139 billion of consumer asset-backed securities were issued in European markets during the first six months of 2004. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation’s position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation’s ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation’s loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation’s current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation’s cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain in the Corporation’s consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation’s consolidated statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Credit Facilities

The Corporation, the Bank, MBNA Europe, and MBNA Canada have various credit facilities. These facilities may be used for general corporate purposes and were not drawn upon at June 30, 2004.

“Note 27: Commitments and Contingencies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s credit facilities.

Borrowed Funds

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by the Bank, short-term deposit notes issued by MBNA Canada, on-balance-sheet financing structures, and other transactions with maturities greater than one business day but less than one year. Short-term borrowings were $2.0 billion at June 30, 2004 and $1.0 billion at December 31, 2003.

In connection with the PCL acquisition in the first quarter of 2004, the Corporation assumed a short-term on-balance-sheet financing structured transaction with an available limit of £750.0 million (approximately $1.4 billion). At June 30, 2004, this financing structured transaction had an outstanding balance of £527.0 million (approximately $1.0 billion) consisting of several tranches with maturities ranging between one to three months. These tranches are renewable upon maturity. This financing structured transaction was secured by £932.0 million (approximately $1.7 billion) of assets.

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

Long-term debt and bank notes were $11.6 billion at June 30, 2004 and $12.1 billion at December 31, 2003. See Table 28 for estimated maturities of the contractual obligations related to long-term debt and bank notes at June 30, 2004.

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

Total deposits were $32.0 billion and $31.8 billion at June 30, 2004 and December 31, 2003, respectively.

Included in the deposit maturity category of one year or less are money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts totaling $10.5 billion. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature.

Included in the Corporation’s direct deposits at June 30, 2004 and December 31, 2003, are noninterest-bearing deposits of $2.7 billion and $2.4 billion, representing 8.5% and 7.6% of total deposits, respectively. The Corporation also had interest-bearing direct deposits at June 30, 2004 of $23.8 billion, as compared to $22.9 billion at December 31, 2003.

Included in the Corporation’s other deposits at June 30, 2004 and December 31, 2003, are brokered deposits of $5.4 billion and $6.5 billion, representing 16.9% and 20.5% of total deposits, respectively.

If any of the brokered deposits are not renewed at maturity, the funding they provide could be replaced by funds from maturing investment securities and money market instruments or other funding sources to fund increases in its loan receivables and meet the Corporation’s other liquidity needs. During the six months ended June 30, 2004, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, it expects that brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions, and with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At June 30, 2004, the Bank and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

Table 29 provides the maturities of the Corporation’s deposits at June 30, 2004.

Table 29: Maturities of Deposits at June 30, 2004
(dollars in thousands) (unaudited)

	Maturities

	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total Deposits

Domestic:
Direct deposits	$17,423,340	$3,681,430	$1,840,256	$1,379,558	$1,161,293	$9,080	$25,494,957
Other deposits (a)	2,156,826	1,603,206	995,927	616,201	29,311	-	5,401,471

Total domestic deposits	19,580,166	5,284,636	2,836,183	1,995,759	1,190,604	9,080	30,896,428

Foreign:
Direct deposits	1,045,768	402	1,360	141	3,802	-	1,051,473
Other deposits (a)	3,624	-	-	-	-	-	3,624

Total foreign deposits	1,049,392	402	1,360	141	3,802	-	1,055,097

Total deposits	$20,629,558	$5,285,038	$2,837,543	$1,995,900	$1,194,406	$9,080	$31,951,525

(a) At June 30, 2004, all other deposits were brokered deposits.

Investment Securities and Money Market Instruments

The Corporation held $5.6 billion of investment securities and $7.2 billion of money market instruments at June 30, 2004, compared to $4.7 billion of investment securities and $4.9 billion in money market instruments at December 31, 2003. The investment securities consist primarily of AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities held at June 30, 2004, $2.1 billion are anticipated to mature within 12 months. The Corporation’s investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $5.3 billion at June 30, 2004, and $4.4 billion at December 31, 2003. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation’s funding requirements. Investment securities and money market instruments increased at June 30, 2004, as compared to December 31, 2003, to provide liquidity to support loan portfolio and other acquisition activity and anticipated loan growth, and as a result of asset-backed securitization transactions completed to take advantage of favorable market conditions.

Table 30 presents the summary of investment securities.

Table 30: Summary of Investment Securities at June 30, 2004
(dollars in thousands) (unaudited)

	Estimated Maturities

	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value

Available-for-Sale
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$1,123,108	$1,361,996	$-	$-	$2,485,104	$2,496,536	$2,485,104
State and political subdivisions of the United States	106,255	-	-	-	106,255	106,255	106,255
Asset-backed and other securities	571,735	1,459,333	74,406	469	2,105,943	2,110,522	2,105,943

Total domestic investment securities available-for-sale	1,801,098	2,821,329	74,406	469	4,697,302	4,713,313	4,697,302
Foreign	269,984	302,407	-	-	572,391	574,817	572,391

Total investment securities available- for-sale	$2,071,082	$3,123,736	$74,406	$469	$5,269,693	$5,288,130	$5,269,693

Held-to-Maturity
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$-	$-	$-	$309,721	$309,721	$309,721	$303,847
State and political subdivisions of the United States	100	-	649	5,942	6,691	6,691	6,837
Asset-backed and other securities	-	-	-	9,392	9,392	9,392	8,986

Total domestic investment securities held-to-maturity	100	-	649	325,055	325,804	325,804	319,670
Foreign	-	1,000	-	-	1,000	1,000	1,000

Total investment securities held-to- maturity	$100	$1,000	$649	$325,055	$326,804	$326,804	$320,670

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

For this reason, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings. An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, consumer preferences, fixed-rate credit card repricings as part of the Corporation's normal planned business strategy, and management's capital plans. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at June 30, 2004, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $40 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $40 million in projected net interest income, after tax, during the next 12 months. The analysis includes the impact of variable Customer pricing strategies that the Corporation initiated in the third quarter of 2004.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 2004, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $215 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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

Office of Fair Trade Investigation of Default Charges in the U.K.

As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (under “International Regulation of MBNA Europe”), the Office of Fair Trading (“OFT”) in the U.K. is carrying out an industry wide investigation into alleged unfair contract terms in Customer agreements and questioning how the Corporation establishes default charges, such as late, overlimit and returned check fees, in the U.K. The Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable credit agreement terms relating to default charges to the extent they are disproportionately high in relation to their actual cost to the Corporation. The OFT must seek a court injunction to enforce such provisions. In July 2004, the Corporation received a letter from the OFT indicating the OFT is challenging the amount of the Corporation's default charges in the U.K. In the event the OFT’s view prevails, the Corporation's default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Corporation may also be subject to claims from Customers seeking reimbursement of default charges. The Corporation is assessing the OFT challenge and cannot state what its eventual outcome will be. Any potential impact could vary based on business strategies or other actions the Corporation takes to attempt to limit the impact.

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

Delinquencies and Credit Losses

An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s credit card, other consumer loans and commercial loans, the composition of the Corporation’s loans between credit card, other consumer loans and commercial loans, general economic conditions, the success of the Corporation’s collection efforts, the seasoning of the Corporation’s accounts and the impact of actual or proposed changes in bankruptcy laws or regulatory policies. See “Loan Quality” for a discussion of the Corporation’s delinquencies and credit losses.

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

Availability of Funding and Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card loans, other consumer loans, and commercial loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environments governing securitizations could adversely affect the Corporation. See “Liquidity and Rate Sensitivity—Liquidity Management” for a discussion of the Corporation’s liquidity.

Customer Behavior

The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation’s performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets.

New Products and Markets

The Corporation’s performance could be affected by difficulties or delays in the development of new products or services, including products or services other than credit card loans, other consumer loans, and commercial loans and in the expansion into new international markets. These may include the failure of Customers to accept products or services when planned, losses associated with the testing of new products or services, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services or in new markets, which may affect the success of such efforts. With the expansion to new markets, the Corporation could experience difficulties and delays related to legal and regulatory issues, local customs, competition, and other factors.

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

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases
(in thousands, except for average price paid per share) (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid Per Share

April 1, 2004 – April 30, 2004
From employees (a)	10	$27.63
Open market (b)	174	27.23

May 1, 2004 – May 31, 2004
From employees (a)	40	24.57
Open market (b)	376	24.89

June 1, 2004 – June 30, 2004
From employees (a)	393	25.15
Open market (b)	1,549	25.76

Total	2,542	$25.62

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Index of Exhibits

Exhibit	Description of Exhibit

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

b. Reports on Form 8-K

1.	Report dated April 1, 2004 reporting the securitization of $350.0 million of credit card loan receivables by MBNA America Bank, N.A.

2.	Report dated April 15, 2004 reporting the securitization of $1.35 billion of credit card loan receivables by MBNA America Bank, N.A.

3.	Report dated April 22, 2004 reporting MBNA Corporation’s earnings release for the first quarter of 2004.

4.	Report dated April 30, 2004 reporting the appointment of two new independent directors.

5.	Report dated April 30, 2004 reporting the net credit loss and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for April 2004.

6.	Report dated May 31, 2004 reporting the net credit loss and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for May 2004.

7.	Report dated June 10, 2004 reporting the securitization of CAD$300.0 million of credit card loan receivables by MBNA Canada Bank.

8.	Report dated June 17, 2004 reporting the securitization of $500.0 million of credit card loan receivables by MBNA America Bank, N.A.

9.	Report dated June 30, 2004 reporting the net credit loss and loan delinquency ratios for MBNA Corporation, for its loan receivables and managed loans for June 2004.

10.	Report dated July 1, 2004 reporting the securitization of $275.0 million of credit card loan receivables by MBNA America Bank, N.A.

11.	Report dated July 22, 2004 reporting MBNA Corporation’s earnings release for the second quarter of 2004.

12.	Report dated July 28, 2004 reporting the securitization of $900.0 million of credit card loan receivables by MBNA America Bank, N.A.

13.	Report dated August 3, 2004 reporting the securitization of £300.0 million of credit card loan receivables by MBNA Europe Bank Limited.

14.	Report dated August 3, 2004 reporting the securitization of €125.0 million of credit card loan receivables by MBNA Europe Bank Limited.

15.	Report dated August 3, 2004 reporting the securitization of €175.0 million of credit card loan receivables by MBNA Europe Bank Limited.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBNA Corporation

Date: August 9, 2004	/s/	Vernon H.C. Wright
Vernon H.C. Wright
Chief Financial Officer

