Form 10-Q
period 2004-09-30
MBNA CORP
filed 2004-11-09
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Common Stock, $.01 Par Value - 1,277,675,670 Shares Outstanding as of September 30, 2004

MBNA CORPORATION AND SUBSIDIARIES

Item 1.
MBNA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$794,839	$660,022
Interest-earning time deposits in other banks	4,959,988	3,590,329
Federal funds sold	1,800,000	1,275,000
Investment securities:
Available-for-sale (amortized cost of $5,781,423 and $4,352,069 at September 30, 2004, and December 31, 2003, respectively)	5,776,485	4,363,087
Held-to-maturity (market value of $313,996 and $354,434 at September 30, 2004, and December 31, 2003, respectively)	313,711	353,299
Loans held for securitization	9,794,145	13,084,105
Loan portfolio:
Credit card	10,020,034	11,190,382
Other consumer	8,688,128	8,017,730
Commercial	3,638,815	1,331,860
Total loan portfolio	22,346,977	20,539,972
Reserve for possible credit losses	(1,141,839)	(1,216,316)
Net loan portfolio	21,205,138	19,323,656
Premises and equipment, net	2,719,765	2,676,597
Accrued income receivable	390,614	443,755
Accounts receivable from securitization	8,096,264	7,766,477
Intangible assets and goodwill, net	3,432,617	3,188,368
Prepaid expenses and deferred charges	509,279	499,775
Other assets	2,259,016	1,888,885
Total assets	$62,051,861	$59,113,355

LIABILITIES
Deposits:
Time deposits	$22,060,123	$21,528,882
Money market deposit accounts	7,108,855	7,790,726
Noninterest-bearing deposits	2,781,783	2,419,209
Interest-bearing transaction accounts	44,478	47,334
Savings accounts	151,902	49,930
Total deposits	32,147,141	31,836,081
Short-term borrowings	1,926,636	1,025,463
Long-term debt and bank notes	11,901,794	12,145,628
Accrued interest payable	324,613	319,227
Accrued expenses and other liabilities	3,258,025	2,673,916
Total liabilities	49,558,209	48,000,315

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at September 30, 2004 and December 31, 2003)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,277,675,670 shares issued and outstanding at September 30, 2004, and 1,277,597,840 shares issued and outstanding at December 31, 2003)	12,777	12,776
Additional paid-in capital	2,048,230	2,119,700
Retained earnings	10,009,043	8,571,174
Accumulated other comprehensive income	423,516	409,304
Total stockholders' equity	12,493,652	11,113,040
Total liabilities and stockholders' equity	$62,051,861	$59,113,355

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income
Loan portfolio	$600,018	$552,845	$1,768,007	$1,639,263
Loans held for securitization	257,586	286,544	823,707	837,529
Investment securities:
Taxable	33,592	25,485	88,820	83,909
Tax-exempt	380	174	1,048	925
Time deposits in other banks	25,168	19,634	67,257	59,012
Federal funds sold	7,158	7,842	18,780	25,408
Other interest income	78,291	77,005	235,268	227,425
Total interest income	1,002,193	969,529	3,002,887	2,873,471

Interest Expense
Deposits	245,358	272,127	732,517	851,343
Short-term borrowings	19,933	10,247	51,123	30,377
Long-term debt and bank notes	125,241	87,243	345,536	257,075
Total interest expense	390,532	369,617	1,129,176	1,138,795
Net Interest Income	611,661	599,912	1,873,711	1,734,676
Provision for possible credit losses	273,387	334,064	890,105	1,058,544
Net interest income after provision for possible credit losses	338,274	265,848	983,606	676,132

Other Operating Income
Securitization income	1,770,235	1,705,748	4,981,410	4,709,155
Interchange	113,491	94,134	318,860	284,834
Credit card loan fees	134,251	119,607	398,471	347,078
Other consumer loan fees	46,941	29,220	123,959	84,079
Commercial loan fees	17,992	11,097	50,919	31,706
Insurance	51,512	57,168	149,638	166,496
Other	25,168	15,495	78,485	48,934
Total other operating income	2,159,590	2,032,469	6,101,742	5,672,282

Other Operating Expense
Salaries and employee benefits	545,143	516,011	1,666,054	1,554,703
Occupancy expense of premises	46,630	44,055	137,546	131,998
Furniture and equipment expense	105,913	88,070	293,965	261,737
Other	650,992	619,253	2,064,897	1,841,894
Total other operating expense	1,348,678	1,267,389	4,162,462	3,790,332
Income Before Income Taxes	1,149,186	1,030,928	2,922,886	2,558,082
Applicable income taxes	420,877	372,165	1,014,534	923,468
Net Income	$728,309	$658,763	$1,908,352	$1,634,614

Earnings Per Common Share	$.57	$.51	$1.49	$1.27
Earnings Per Common Share - Assuming Dilution	.56	.51	1.46	1.25
Dividends Per Common Share	.12	.10	.36	.26

The accompanying notes are an integral part of the consolidated financial statements

MBNA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts) (unaudited)

	Outstanding Shares
	Preferred (000)	Common (000)	Preferred Stock	Common Stock

Balance, December 31, 2003	8,574	1,277,598	$86	$12,776
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.36 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	11,550	-	116
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(11,472)	-	(115)
Balance, September 30, 2004	8,574	1,277,676	$86	$12,777

Balance, December 31, 2002	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.26 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	24,019	-	240
Stock-based compensation tax benefit	-	-	-	-
Issuance of common stock, net of issuance costs	-	50,000	-	500
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(74,019)	-	(740)
Balance, September 30, 2003	8,574	1,277,672	$86	$12,777

MBNA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
(dollars in thousands, except per share amounts) (unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2003	$2,119,700	$8,571,174	$409,304	$11,113,040
Comprehensive income:
Net income	-	1,908,352	-	1,908,352
Other comprehensive income, net of tax	-	-	14,212	14,212
Comprehensive income				1,922,564
Cash dividends:
Common - $.36 per share	-	(459,935)	-	(459,935)
Preferred	-	(10,548)	-	(10,548)
Exercise of stock options and other awards	109,597	-	-	109,713
Stock-based compensation tax benefit	38,432	-	-	38,432
Amortization of deferred compensation expense	70,622	-	-	70,622
Acquisition and retirement of common stock	(290,121)	-	-	(290,236)
Balance, September 30, 2004	$2,048,230	$10,009,043	$423,516	$12,493,652

Balance, December 31, 2002	$2,296,568	$6,707,162	$84,726	$9,101,319
Comprehensive income:
Net income	-	1,634,614	-	1,634,614
Other comprehensive income, net of tax	-	-	124,578	124,578
Comprehensive income				1,759,192
Cash dividends:
Common - $.26 per share	-	(332,293)	-	(332,293)
Preferred	-	(10,548)	-	(10,548)
Exercise of stock options and other awards	204,960	-	-	205,200
Stock-based compensation tax benefit	62,892	-	-	62,892
Issuance of common stock, net of issuance costs	1,081,669	-	-	1,082,169
Amortization of deferred compensation expense	55,484	-	-	55,484
Acquisition and retirement of common stock	(1,570,562)	-	-	(1,571,302)
Balance, September 30, 2003	$2,131,011	$7,998,935	$209,304	$10,352,113

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$1,908,352	$1,634,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	890,105	1,058,544
Depreciation, amortization, and accretion	708,410	630,166
Benefit for deferred income taxes	(5,700)	(56,054)
Decrease (increase) in accrued income receivable	59,656	(2,562)
Increase in accounts receivable from securitization	(326,294)	(3,278,463)
Increase in accrued interest payable	1,814	33,173
Decrease in other operating activities	30,782	394,299
Net cash provided by operating activities	3,267,125	413,717
Investing Activities
Net increase in money market instruments	(1,855,433)	(2,031,694)
Proceeds from maturities of investment securities available-for-sale	1,090,560	1,353,724
Purchases of investment securities available-for-sale	(2,525,978)	(1,608,980)
Proceeds from maturities of investment securities held-to-maturity	62,068	69,014
Purchases of investment securities held-to-maturity	(22,224)	(13,032)
Proceeds from securitization of loans	10,220,306	10,170,349
Acquisitions of businesses	(355,688)	-
Loan portfolio acquisitions	(1,377,008)	(1,264,342)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(9,513,113)	(5,402,965)
Net loan repayments (originations)	3,040,381	(4,506,353)
Net purchases of premises and equipment	(367,329)	(294,978)
Net cash used in investing activities	(1,603,458)	(3,529,257)
Financing Activities
Net (decrease) increase in money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts	(220,363)	1,992,249
Net increase (decrease) in time deposits	534,014	(426,434)
Net decrease in short-term borrowings, excluding short-term borrowings assumed in acquisitions	(307,980)	(81,738)
Proceeds from issuance of long-term debt and bank notes	505,406	2,838,217
Maturity of long-term debt and bank notes	(1,414,489)	(831,485)
Proceeds from exercise of stock options and other awards	109,713	205,200
Acquisition and retirement of common stock	(290,236)	(1,571,302)
Proceeds from issuance of common stock	-	1,082,169
Dividends paid	(444,915)	(304,504)
Net cash (used in) provided by financing activities	(1,528,850)	2,902,372
Increase (decrease) in cash and cash equivalents	134,817	(213,168)
Cash and cash equivalents at beginning of period	660,022	721,972
Cash and cash equivalents at end of period	$794,839	$508,804

Supplemental Disclosure
Interest expense paid	$1,116,311	$1,144,299
Income taxes paid	$819,829	$544,657

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B: Stock-Based Employee Compensation

The Corporation has two stock-based employee compensation plans (which are more fully described in "Note 23: Stock-Based Employee Compensation" contained in the Annual Report on Form 10-K for the year ended December 31, 2003). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB Opinion No. 25"), as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44"). All options are granted with an exercise price that is not less than the fair market value of the Corporation’s Common Stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into expense over a 10 year period that approximates the restriction period, or less if the restricted shares had a specific vesting date less than 10 years from the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation," ("Statement No. 123"), as amended, defines a fair-value-based method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. As permitted by Statement No. 123, the Corporation elected to retain the intrinsic-value-based method of accounting for employee stock option grants in accordance with APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per common share as required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("Statement No. 148"), if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options-based employee compensation. In accordance with Statement No. 123, the Corporation uses the Black-Scholes option pricing model to value its employee stock option grants. The Black-Scholes option pricing model is one technique allowed to determine the fair value of employee stock options. The model uses various assumptions that can significantly affect the fair value of the employee stock options and the derived fair value estimates cannot be substantiated by comparison to independent markets.

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income
As reported	$728,309	$658,763	$1,908,352	$1,634,614
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17,384	7,408	46,109	35,454
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(30,754)	(23,201)	(90,532)	(91,909)
Pro forma	$714,939	$642,970	$1,863,929	$1,578,159
Earnings Per Common Share
As reported	$.57	$.51	$1.49	$1.27
Pro forma	.56	.50	1.45	1.23
Earnings Per Common Share - Assuming Dilution
As reported	.56	.51	1.46	1.25
Pro forma	.55	.49	1.43	1.21

For the nine months ended September 30, 2004, 2.8 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $74.4 million when issued. The unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $182.2 million and $183.3 million at September 30, 2004, and December 31, 2003, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended September 30, 2004, the Corporation issued 1.7 million common shares upon the exercise of stock options, and purchased 1.7 million common shares for $31.2 million. During the nine months ended September 30, 2004, the Corporation issued 11.6 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 11.5 million common shares for $290.2 million. The Corporation received $19.8 million and $109.7 million in proceeds from the exercise of stock options and other awards for the three and nine months ended September 30, 2004, respectively.

Note C: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

			Series A		Series B
Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share
January 22, 2004	March 31, 2004	April 15, 2004	7.50%	$.46875	5.50%	$.34380
April 22, 2004	June 30, 2004	July 15, 2004	7.50	.46875	5.50	.34380
July 22, 2004	September 30, 2004	October 15, 2004	7.50	.46875	5.50	.34380
October 21, 2004	December 31, 2004	January 15, 2005	7.50	.46875	5.50	.34380

Note D: Common Stock

The Corporation’s Board of Directors declared the following quarterly dividends for the Corporation’s Common Stock:

Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Per Common Share
January 22, 2004	March 15, 2004	April 1, 2004	$.12
April 22, 2004	June 14, 2004	July 1, 2004	.12
July 22, 2004	September 15, 2004	October 1, 2004	.12
October 21, 2004	December 15, 2004	January 1, 2005	.12

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings Per Common Share
Net income	$728,309	$658,763	$1,908,352	$1,634,614
Less: preferred stock dividend requirements	3,516	3,516	10,548	10,548
Net income applicable to common stock	$724,793	$655,247	$1,897,804	$1,624,066

Weighted average common shares outstanding (000)	1,277,665	1,277,810	1,277,781	1,278,307

Earnings per common share	$.57	$.51	$1.49	$1.27
Earnings Per Common Share - Assuming Dilution
Net income	$728,309	$658,763	$1,908,352	$1,634,614
Less: preferred stock dividend requirements	3,516	3,516	10,548	10,548
Net income applicable to common stock	$724,793	$655,247	$1,897,804	$1,624,066

Weighted average common shares outstanding (000)	1,277,665	1,277,810	1,277,781	1,278,307
Net effect of dilutive stock options (000)	16,442	18,502	19,618	16,108
Weighted average common shares outstanding and common stock equivalents (000)	1,294,107	1,296,312	1,297,399	1,294,415

Earnings per common share - assuming dilution	$.56	$.51	$1.46	$1.25

There were 50,000 (expiration dates ranging from 2011 through 2014) stock options with an average option exercise price of $24.85 per share outstanding for the three months ended September 30, 2004, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares, for the three months ended September 30, 2004. For the nine months ended September 30, 2004 all stock options outstanding were included in the computation of earnings per common share-assuming dilution, as a result of the stock options' exercise prices being less than the average market price of the common shares.

There were 20.5 million (expiration dates ranging from 2011 through 2012) and 53.8 million (expiration dates ranging from 2009 through 2013) stock options with an average option exercise price of $23.91 and $22.16 per share outstanding for the three and nine months ended September 30, 2003, respectively, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares, for the respective three and nine month periods.

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

In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("Statement No. 140"), the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, certain fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest rate paid to investors. These assumptions are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. Should these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

The Corporation’s securitization key assumptions and their sensitivities to adverse changes are presented in the following tables. The adverse changes to the key assumptions and estimates are hypothetical and are presented in accordance with Statement No. 140. The amount of the adverse change has been limited to the recorded amount of the interest-only strip receivable where the hypothetical change exceeds the value of the interest-only strip receivable. The sensitivities do not reflect actions management might take to offset the impact of the possible adverse changes if they were to occur. For discussion of changes in the excess spread, see "Total Other Operating Income" in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)
	September 30, 2004			June 30, 2004
	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$1,198,036	$155,466	$4,776	$1,164,944	$145,556	$5,852
Weighted average life (in years)	.32	.91	.17	.32	.89	.17

Loan payment rate
(weighted average rate)	15.22%	4.78%	33.01%	15.38%	4.93%	32.56%
Impact on fair value of 20% adverse change	$168,795	$23,543	$488	$164,179	$22,128	$620
Impact on fair value of 40% adverse change	290,238	40,728	953	281,471	38,062	1,175

Gross credit losses (b)
(weighted average rate)	4.90%	8.22%	5.21%	4.98%	8.25%	5.29%
Impact on fair value of 20% adverse change	$231,632	$72,879	$1,732	$231,720	$71,151	$1,781
Impact on fair value of 40% adverse change	463,264	145,759	3,463	463,439	142,302	3,563

Excess spread (c)
(weighted average rate)	5.07%	3.51%	2.87%	5.01%	3.38%	3.48%
Impact on fair value of 20% adverse change	$239,607	$31,093	$955	$232,989	$29,111	$1,170
Impact on fair value of 40% adverse change	479,214	62,186	1,910	465,978	58,222	2,341

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,106	$1,710	$12	$4,928	$1,559	$15
Impact on fair value of 40% adverse change	10,175	3,391	24	9,821	3,092	29

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

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)
	September 30, 2003			June 30, 2003
	Credit Card (d)	Other Consumer	Commercial (d)	Credit Card (d)	Other Consumer	Commercial (d)
Interest-only strip receivable	$1,178,518	$87,737	$6,227	$1,141,699	$87,177	$2,659
Weighted average life (in years)	.33	.95	.17	.34	.93	.15

Loan payment rate
(weighted average rate)	14.49%	4.60%	32.62%	14.06%	4.67%	39.01%
Impact on fair value of 20% adverse change	$165,897	$13,334	$656	$164,339	$13,250	$337
Impact on fair value of 40% adverse change	288,857	22,959	1,249	280,776	22,826	542

Gross credit losses (b)
(weighted average rate)	5.26%	9.35%	5.35%	5.26%	8.95%	4.45%
Impact on fair value of 20% adverse change	$245,104	$85,841	$1,799	$246,794	$81,064	$671
Impact on fair value of 40% adverse change	490,208	87,737	3,597	493,588	87,177	1,341

Excess spread (c)
(weighted average rate)	5.06%	1.91%	3.70%	4.86%	1.92%	3.53%
Impact on fair value of 20% adverse change	$235,704	$17,547	$1,245	$228,340	$17,435	$532
Impact on fair value of 40% adverse change	471,407	35,095	2,491	456,680	34,871	1,064

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,175	$999	$16	$5,136	$980	$6
Impact on fair value of 40% adverse change	10,312	1,980	31	10,233	1,942	12

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
(d) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. Business card securitizations were previously included in credit card. For purposes of comparability, certain prior period amounts have been reclassified.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)
	September 30, 2004			December 31, 2003
	Credit Card	Other Consumer	Commercial	Credit Card (d)	Other Consumer	Commercial (d)
Interest-only strip receivable	$1,198,036	$155,466	$4,776	$1,246,656	$84,043	$7,362
Weighted average life (in years)	.32	.91	.17	.33	.89	.17

Loan payment rate
(weighted average rate)	15.22%	4.78%	33.01%	14.49%	4.92%	32.55%
Impact on fair value of 20% adverse change	$168,795	$23,543	$488	$175,404	$12,785	$780
Impact on fair value of 40% adverse change	290,238	40,728	953	305,720	21,980	1,478

Gross credit losses (b)
(weighted average rate)	4.90%	8.22%	5.21%	5.24%	9.64%	5.06%
Impact on fair value of 20% adverse change	$231,632	$72,879	$1,732	$250,815	$83,294	$1,704
Impact on fair value of 40% adverse change	463,264	145,759	3,463	501,630	84,043	3,409

Excess spread (c)
(weighted average rate)	5.07%	3.51%	2.87%	5.20%	1.95%	4.37%
Impact on fair value of 20% adverse change	$239,607	$31,093	$955	$249,331	$16,809	$1,472
Impact on fair value of 40% adverse change	479,214	62,186	1,910	498,662	33,617	2,945

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,106	$1,710	$12	$5,476	$902	$19
Impact on fair value of 40% adverse change	10,175	3,391	24	10,913	1,789	37

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
(d) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. Business card securitizations were previously included in credit card. For purposes of comparability, certain prior period amounts have been reclassified.

Securitization Key Assumptions and Sensitivities (a):
(dollars in thousands) (unaudited)
	September 30, 2003			December 31, 2002
	Credit Card (d)	Other Consumer	Commercial (d)	Credit Card (d)	Other Consumer	Commercial (d)
Interest-only strip receivable	$1,178,518	$87,737	$6,227	$1,088,950	$38,518	$2,497
Weighted average life (in years)	.33	.95	.17	.34	.87	.16

Loan payment rate
(weighted average rate)	14.49%	4.60%	32.62%	14.27%	5.05%	37.88%
Impact on fair value of 20% adverse change	$165,897	$13,334	$656	$156,595	$5,835	$302
Impact on fair value of 40% adverse change	288,857	22,959	1,249	267,495	10,081	524

Gross credit losses (b)
(weighted average rate)	5.26%	9.35%	5.35%	5.43%	9.83%	4.19%
Impact on fair value of 20% adverse change	$245,104	$85,841	$1,799	$243,789	$38,518	$643
Impact on fair value of 40% adverse change	490,208	87,737	3,597	487,579	38,518	1,286

Excess spread (c)
(weighted average rate)	5.06%	1.91%	3.70%	4.85%	.91%	3.25%
Impact on fair value of 20% adverse change	$235,704	$17,547	$1,245	$217,790	$7,704	$499
Impact on fair value of 40% adverse change	471,407	35,095	2,491	435,580	15,407	999

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,175	$999	$16	$4,864	$404	$6
Impact on fair value of 40% adverse change	10,312	1,980	31	9,692	801	12

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
(d) The Corporation reclassified certain loan products to separately report its commercial loan products.
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

In connection with the Premium Credit Limited acquisition in the first quarter of 2004, the Corporation assumed a short-term on-balance-sheet financing structured transaction with an available limit of £750.0 million (approximately $1.4 billion). At September 30, 2004, this financing structured transaction had an outstanding balance of £527.0 million (approximately $952.2 million) consisting of several tranches with maturities ranging between one to three months. These tranches are renewable upon maturity. This financing structured transaction is secured by £918.1 million (approximately $1.7 billion) of assets. See "Note K: Acquisitions" for further detail regarding the Premium Credit Limited acquisition.

Note H: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

During the nine months ended September 30, 2004, the Corporation issued or assumed long-term debt and bank notes consisting of the following:

Par Value
(dollars in thousands) (unaudited)

Fixed-Rate Medium-Term Deposit Note, with an interest rate of 3.625%, payable semi-annually, maturing in 2007 (CAD$11.9 million)	$8,936

Floating-Rate Loan Notes, priced at the three month Sterling London Interbank BID Rate, payable quarterly, maturing in 2011, issued in connection with the acquisition of Premium Credit Limited (£12.7 million) (a)	23,024

Fixed-Rate Asset-Backed Notes, with a weighted average interest rate of 5.33%, payable monthly, maturing in varying amounts from 2007 to 2018, assumed in connection with the acquisition of Sky Financial Solutions, Inc. (b)	604,230

Floating-Rate Asset-Backed Notes, payable monthly, maturing in 2012, assumed in connection with the acquisition of Sky Financial Solutions, Inc, (b)	116,327

Fixed-Rate Bank Note, with an interest rate of 4.625%, payable semi-annually, maturing in 2009	500,000

(a) See "Note K: Acquisitions" for further detail regarding the Premium Credit Limited acquisition.
(b) The Fixed-Rate and Floating-Rate Asset-Backed Notes assumed in connection with the acquisition of Sky Financial Solutions, Inc.
         were secured by approximately $750 million of loan receivables. See "Note K: Acquisitions" for further detail regarding the Sky
         Financial Solutions, Inc. acquisition.

During the nine months ended September 30, 2004, $115.0 million of Senior Medium-Term Notes, $355.0 million of Bank Notes, $179.7 million of Medium-Term Deposit Notes, and $695.0 million of Euro Medium-Term Notes matured. Also, during the nine months ended September 30, 2004, the Corporation paid down $69.8 million of asset-backed notes assumed in connection with the acquisition of Sky Financial Solutions, Inc. See "Note K: Acquisitions" for further detail regarding the Sky Financial Solutions, Inc. acquisition.

Interest Rate and Foreign Exchange Swap Agreements

The Corporation uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes in order to more closely match the interest rate sensitivity of the Corporation’s assets. The Corporation also uses foreign exchange swap agreements to minimize its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited ("MBNA Europe"). "Note 30: Fair Value of Financial Instruments - Derivative Financial Instruments" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s derivative activities.

During the nine months ended September 30, 2004, MBNA Canada Bank entered into an interest rate swap agreement, with a total notional value of $8.9 million (CAD$11.9 million), related to the issuance of a Fixed-Rate Medium-Term Deposit Note. Also, during the nine months ended September 30, 2004, the Corporation entered into an interest rate swap agreement with a total notional value of $500.0 million, related to the issuance of a Fixed-Rate Bank Note. These swaps qualify as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended.

Note I: Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

Comprehensive Income
(dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$728,309	$658,763	$1,908,352	$1,634,614
Other comprehensive income:
Foreign currency translation	19,812	34,661	24,520	138,454
Net unrealized gains (losses) on investment securities available-for-sale	8,801	(4,536)	(10,308)	(13,876)
Other comprehensive income	28,613	30,125	14,212	124,578
Comprehensive income	$756,922	$688,888	$1,922,564	$1,759,192

The components of accumulated other comprehensive income, net of tax, are as follows:

Components of Accumulated Other Comprehensive Income
(dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)

Foreign currency translation	$442,137	$417,617
Net unrealized (losses) gains on investment securities available-for-sale	(3,407)	6,901
Minimum benefit plan liability adjustment	(15,214)	(15,214)
Accumulated other comprehensive income	$423,516	$409,304

The financial statements of the Corporation’s foreign subsidiaries have been translated into U.S. dollars in accordance with GAAP. Assets and liabilities have been translated using the exchange rate at period end. Income and expense amounts have been translated using the exchange rate for the period in which the transaction took place. The translation gains and losses resulting from the change in exchange rates have been reported as a component of other comprehensive income included in stockholders’ equity.

Note J: Employee Benefits

The Corporation has a noncontributory defined benefit pension plan ("Pension Plan") and a supplemental executive retirement plan ("SERP"). The components of net periodic benefit cost for the Pension Plan and SERP for the three and nine months ended September 30, 2004 and 2003 are presented below.

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)
	Pension Plan		SERP		Total
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$15,056	$12,358	$3,758	$3,826	$18,814	$16,184
Interest cost on projected benefit obligation	8,628	7,176	3,500	3,287	12,128	10,463
Expected return on plan assets	(9,426)	(6,469)	-	-	(9,426)	(6,469)
Net amortization and deferral:
Prior service cost	272	270	800	795	1,072	1,065
Actuarial loss	2,961	2,630	200	36	3,161	2,666
Transition obligation	-	-	100	106	100	106
Net amortization and deferral	3,233	2,900	1,100	937	4,333	3,837
Net periodic benefit cost	$17,491	$15,965	$8,358	$8,050	$25,849	$24,015

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	5.00	5.50	5.00	5.50
Expected return on plan assets	9.00	9.00

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)
	Pension Plan		SERP		Total
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$45,168	$37,609	$11,273	$11,621	$56,441	$49,230
Interest cost on projected benefit obligation	25,884	21,836	10,500	9,983	36,384	31,819
Expected return on plan assets	(28,277)	(19,684)	-	-	(28,277)	(19,684)
Net amortization and deferral:
Prior service cost	814	820	2,400	2,415	3,214	3,235
Actuarial loss	8,884	8,004	600	111	9,484	8,115
Transition obligation	-	-	300	320	300	320
Net amortization and deferral	9,698	8,824	3,300	2,846	12,998	11,670
Net periodic benefit cost	$52,473	$48,585	$25,073	$24,450	$77,546	$73,035

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	5.00	5.50	5.00	5.50
Expected return on plan assets	9.00	9.00

For the nine months ended September 30, 2004, the Corporation has contributed the maximum tax deductible contribution to the Pension Plan in 2004, which is approximately $69 million.

Financial Staff Position No. FAS 106-2, which supercedes Financial Staff Position No. FAS 106-1, addresses the accounting and disclosure implications resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which was enacted on December 8, 2003. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Corporation’s accounting for its health care benefit plan is not impacted by the effects of the Act.

Note K: Acquisitions

Premium Credit Limited

On January 27, 2004, MBNA Europe acquired 100% of the voting stock of Vendcrown Limited ("Vendcrown"). Vendcrown, through its principal subsidiary Premium Credit Limited ("PCL"), originates and funds loans to consumers and commercial businesses. The acquisition included $1.6 billion of commercial and consumer loan receivables. The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of $322.7 million. The Corporation also recorded acquired reserves for possible credit losses of $22.0 million in connection with this acquisition. The acquisition of PCL was not significant to the Corporation’s results of operations for the nine months ended September 30, 2004. The Corporation’s full-time equivalent employees increased by approximately 300 as a result of the transaction.

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

Sky Financial Solutions, Inc.

On March 31, 2004, the Corporation acquired 100% of the voting stock of Sky Financial Solutions, Inc. ("SFS"). The acquisition included $893.0 million of commercial loan receivables. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of $47.0 million. The Corporation also recorded acquired reserves for possible credit losses of $21.4 million in connection with the acquisition. The acquisition of SFS was not significant to the Corporation’s results of operations for the nine months ended September 30, 2004. The Corporation’s full-time equivalent employees increased by approximately 100 as a result of the transaction.

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

The Corporation anticipates an increase of approximately $8.0 million in amortization of intangible assets expense during the remainder of 2004 related to the PCL and SFS transactions.

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

Introduction and Overview

MBNA Corporation ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("the Bank"), a national bank and the Corporation’s principal subsidiary. The Bank has two wholly owned foreign bank subsidiaries, MBNA Europe Bank Limited ("MBNA Europe") located in the United Kingdom ("U.K.") and MBNA Canada Bank ("MBNA Canada") located in Canada. The Corporation’s primary business is providing its Customers the ability to have what they need today and pay for it out of future income by lending money through credit card loans, other consumer loans, and commercial loans. Through the Bank, the Corporation is the largest independent credit card lender in the world and is the leading issuer of credit cards through endorsed marketing.

In addition to its credit card lending, the Corporation makes other consumer loans and commercial loans. Other consumer loans include installment and revolving unsecured loan products, mortgage loans, aircraft loans, insurance premium financing loans (to consumers), and other specialty lending products to consumers. Commercial loans include business card products, professional practice financing loans, insurance premium financing loans (to businesses), small business lines of credit, and other commercial loans to businesses. The Corporation also offers insurance and deposit products. In the U.S., the Corporation offers its commercial loans and a portion of its other consumer loans through MBNA America (Delaware), N.A. ("MBNA Delaware"), a national bank and a subsidiary of the Corporation.

The Corporation seeks to achieve its net income and other objectives primarily by attempting to grow loans to generate related interest and other operating income, while controlling loan losses and expense growth. It grows loans by adding new accounts and stimulating usage of existing accounts as well as portfolio and other business acquisitions. The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, loan fees, insurance income, interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation’s primary costs are the costs of funding and growing its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings and long-term debt and bank notes, credit losses, business development and operating expenses, royalties to endorsing organizations, and income taxes.

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

Off-balance sheet asset securitizations have a significant effect on the Corporation’s consolidated financial statements. The impact is discussed under "Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results." Securitization income is the most significant revenue item and is discussed under "Total Other Operating Income." Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure presented in accordance with GAAP is provided.

Executive Summary

Factors affecting the Corporation’s results for the third quarter of 2004 included loan growth, a declining net interest margin, higher total other operating income, improving asset quality trends, and other items discussed throughout this report. The Corporation attempts to achieve its net income and other objectives by balancing these and other factors.

Highlights for this quarter include:

• An increase in loans at the end of the third quarter of 2004 as compared to the third quarter of 2003. Loan receivables increased by $3.3 billion to $32.1 billion, and managed loans increased by $5.1 billion to $117.8 billion, as compared to September 30, 2003, through marketing programs and acquisitions, including the acquisitions of Premium Credit Limited ($1.6 billion of acquired commercial and other consumer loans) and Sky Financial Solutions, Inc. ($893.0 million of acquired commercial loans) in the first quarter of 2004. Management believes that loan growth in 2004 has been slower than in previous years in part because the Corporation has offered less 0% promotional rate offers on U.S. credit card accounts. Also, loan growth has been slower than in previous years in part because revolving consumer credit growth in the U.S. has been slower over the past two to three years. Management believes foreign loan growth in 2004 has also been slower than in previous years due to the increasing competitive environment in the U.K. and Canada. See "Loan Receivables" for a discussion of the income earned on loan receivables, "Total Other Operating Income - Securitization Income" for a discussion of the income earned on securitized loans, and "Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results" for a discussion of the income earned on managed loans.

• The net interest margin declined 20 basis points to 5.16% and the managed net interest margin declined 54 basis points to 7.82% for the three months ended September 30, 2004, as compared to the same period in 2003. See "Net Interest Income - Net Interest Margin" for a discussion of the net interest margin, "Total Other Operating Income - Securitization Income" for a discussion of the net interest margin earned on securitized loans, and "Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results" for a discussion of managed net interest margin.

• Total other operating income increased $127.1 million to $2.2 billion for the three months ended September 30, 2004, as compared to the same period in 2003. See "Total Other Operating Income" for a discussion of total other operating income.

• Based on improving asset quality trends, enhanced collection strategies, and an improved economy, the provision for possible credit losses was $60.7 million lower in the third quarter of 2004 than in the third quarter of 2003. Net credit losses on loan receivables declined 42 basis points to 4.28% and net credit losses on managed loans declined 52 basis points to 4.61% for the three months ended September 30, 2004, as compared to the same period in 2003. Loan losses continue to be lower than published industry levels.

These items, as well as other factors, contributed to the increase in net income for the three months ended September 30, 2004 to $728.3 million or $.56 per common share - assuming dilution and are discussed in further detail throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Recent Developments

In early October, the United States Supreme Court let stand a lower Court ruling that effectively allowed banks that issue cards on Visa’s or MasterCard’s networks also to issue cards on competitor networks. During the fourth quarter, the Corporation became the first U.S. financial institution to date to issue American Express-branded credit cards pursuant to the Corporation’s previously disclosed agreement with American Express.

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

Management believes that the current assumptions and other considerations used to estimate amounts reflected in the Corporation’s consolidated financial statements are appropriate. However, should actual experience differ from the assumptions and other considerations used in estimating amounts reflected in the Corporation’s consolidated financial statements, the resulting changes could have a material adverse effect on the Corporation’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Corporation’s financial condition.

The development and selection of the critical accounting policies and the related disclosures have been reviewed with the Audit Committee of the Corporation’s Board of Directors.

Off-Balance Sheet Asset Securitization

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. The Corporation accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("Statement No. 140"), issued by the Financial Accounting Standards Board ("FASB"). When the Corporation securitizes loan principal receivables, the Corporation recognizes a gain on sale and retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive interest and other revenue less certain costs from the trust over the estimated life of the securitized loan principal receivables. The Corporation’s securitization trusts are qualified special-purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46").

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows. Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections concerning interest income, certain fees, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest rate paid to investors in a securitization transaction ("excess spread"). These projections are used to estimate the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at September 30, 2004, reflect management’s judgment as to the expected excess spread to be earned and projected loan payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and projected loan payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates and competitive pressures can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Projected loan payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these assumptions may result in future estimates of the excess spread and projected loan payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews prior assumptions and estimates compared to actual trust performance and other factors based on the prior period that approximates the average life of the securitized loan principal receivables. The actual trust performance results and other factors are compared to the estimates and assumptions used in the determination of the fair value of the interest-only strip receivable. Based on this review and the Corporation’s current assumptions and estimates for future periods, the Corporation adjusts, as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If the assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or projected loan payment rates, the Corporation’s financial condition and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $272 million in the value of the total interest-only strip receivable at September 30, 2004, and a related change in securitization income.

Based on quarterly 2003 and 2004 reviews of the interest-only strip receivable, the actual performance of the securitized receivables did not materially differ from the assumptions and estimates used to value the interest-only strip receivable.

"Note F: Off-Balance Sheet Asset Securitization" to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

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

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $114 million in the reserve for possible credit losses and a related change in the provision for possible credit losses at September 30, 2004.

Based on the 2003 and 2004 reviews of the reserve for possible credit losses, the actual net credit losses did not materially differ from the projections of net credit losses used to establish the reserve for possible credit losses.

"Loan Quality" provides further detail regarding the Corporation’s reserve for possible credit losses.

Intangible Assets and Goodwill

The Corporation’s intangible assets are primarily comprised of purchased credit card relationships ("PCCRs"). The Corporation records PCCRs as part of the acquisition of credit card loans and the corresponding Customer relationships. PCCRs, which are carried at net book value, are amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

In addition to PCCRs, the Corporation has purchased other consumer loan relationships (similar to PCCRs), goodwill, and other separately identifiable intangible assets. Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Corporation’s goodwill is not amortized, but rather is subject to an annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Other separately identifiable intangible assets are amortized over their expected useful lives and reviewed for impairment on a quarterly basis.

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

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the loans and corresponding credit card relationships. These estimates and assumptions include levels of account usage and activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs. The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.0 billion net book value of the Corporation’s PCCRs at September 30, 2004 by approximately $3.3 billion. If the active account attrition rates for all acquired portfolios in the twelve month period following September 30, 2004, were to be 10 percentage points higher than the rates assumed by management when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts by approximately $2.7 billion, and no impairment would result on any individual PCCR.

There were no impairment write-downs of intangible assets during 2004.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest on securitized loans which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of the estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans could have resulted in a change totaling approximately $64 million in interest income and other operating income at September 30, 2004.

For the third quarter of 2004, the Corporation’s estimated yields on the accrued unbilled portion of interest income on its loan receivables and the valuation of the accrued interest receivable on securitized loans did not materially differ from the actual yields.

The Corporation also recognizes fees (except annual fees) on loans in earnings as the fees are assessed according to agreements with the Corporation’s Customers. Loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees. These fees are included in the Corporation’s loan receivables when billed. Annual fees on loans and incremental direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which they pertain. Overlimit fees are accrued for and included in earnings upon the Customer exceeding their credit limit and are billed to the Customer and included in loan receivables at the end of their billing cycle.

The Corporation adjusts the amount of interest and fee income on loan receivables recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement captions, loan receivables, and accrued income receivable. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that may progress through the various delinquency stages and will ultimately charge off. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that may progress through the various delinquency stages and ultimately charge off. On a quarterly basis, the Corporation reviews and adjusts, as appropriate, these estimates.

Based on the 2003 and 2004 reviews of the estimate of uncollectible interest and fees, the actual amount of uncollectible interest and fees did not materially differ from the estimate of uncollectible interest and fees.

If management had made different assumptions about uncollectible interest and fees on its loan receivables and its securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $35 million in interest income and other operating income at September 30, 2004.

Earnings Summary

Net income for the three months ended September 30, 2004 increased $69.5 million or 10.6% to $728.3 million or $.56 per common share, as compared to $658.8 million or $.51 per common share for the same period in 2003. Net income for the nine months ended September 30, 2004 increased $273.7 million or 16.7% to $1.9 billion or $1.46 per common share, as compared to $1.6 billion or $1.25 per common share for the same period in 2003. All earnings per common share amounts are presented assuming dilution.

The overall growth in earnings for the three months ended September 30, 2004, as compared to the same period in 2003, was primarily the result of growth in the Corporation’s loan receivables and higher levels of securitized loans, and related increases in interest income and other operating income, and a decrease in the provision for possible credit losses, partially offset by an increase in interest expense and other operating expenses.

The overall growth in earnings for the nine months ended September 30, 2004, as compared to the same period in 2003, was primarily the result of growth in the Corporation’s loan receivables and higher levels of securitized loans, and related increases in interest income and other operating income, and a decrease in the provision for possible credit losses and the effective income tax rate, partially offset by an increase in other operating expenses.

Ending loan receivables increased $3.3 billion or 11.5% to $32.1 billion at September 30, 2004, as compared to $28.8 billion at September 30, 2003. Total managed loans increased $5.1 billion or 4.5% to $117.8 billion at September 30, 2004, as compared to $112.8 billion at September 30, 2003.

Average loan receivables increased $2.5 billion or 8.8% to $30.9 billion and $3.1 billion or 11.0% to $30.9 billion for the three and nine months ended September 30, 2004, as compared to $28.4 billion and $27.8 billion for the same periods in 2003, respectively.

Average managed loans increased $7.5 billion or 6.8% to $118.5 billion and $9.2 billion or 8.5% to $117.8 billion for the three and nine months ended September 30, 2004, as compared to $111.0 billion and $108.6 billion for the same periods in 2003, respectively.

Interest income increased $32.7 million or 3.4% to $1.0 billion and $129.4 million or 4.5% to $3.0 billion for the three and nine months ended September 30, 2004, as compared to $969.5 million and $2.9 billion for the same periods in 2003, respectively.

Interest expense increased $20.9 million or 5.7% to $390.5 million for the three months ended September 30, 2004, as compared to $369.6 million for the same period in 2003.

The provision for possible credit losses decreased $60.7 million or 18.2% to $273.4 million and $168.4 million or 15.9% to $890.1 million for the three and nine months ended September 30, 2004, as compared to $334.1 million and $1.1 billion for the same periods in 2003, respectively. These decreases in the provision for possible credit losses were based on improving asset quality trends, enhanced collection strategies, and an improved economy.

The net credit loss ratio on loan receivables for the three and nine months ended September 30, 2004 was 4.28% and 4.44%, respectively. The net credit loss ratio on managed loans for the three and nine months ended September 30, 2004 was 4.61% and 4.85%, respectively. Delinquency on loan receivables and managed loans was 3.45% and 4.11%, respectively, at September 30, 2004.

See "Loan Quality - Net Credit Losses" for further detail regarding net credit losses. Refer to Table 17 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three and nine months ended September 30, 2004. See "Loan Quality - Delinquencies" for further detail regarding delinquencies. Refer to Table 12 for a reconciliation of the loan receivables delinquency ratio to the managed loan delinquency ratio at September 30, 2004.

Other operating income increased $127.1 million or 6.3% to $2.2 billion and $429.5 million or 7.6% to $6.1 billion for the three and nine months ended September 30, 2004, as compared to $2.0 billion and $5.7 billion for the same periods in 2003, respectively.

Other operating expense increased $81.3 million or 6.4% to $1.3 billion and $372.1 million or 9.8% to $4.2 billion for the three and nine months ended September 30, 2004, as compared to $1.3 billion and $3.8 billion for the same periods in 2003, respectively.

The Corporation's applicable income taxes increased $91.1 million to $1.0 billion for the nine months ended September 30, 2004, as compared to $923.5 million for the same period in 2003. These amounts represent an effective tax rate of 34.7% for the nine months ended September 30, 2004, as compared to 36.1% for the same period in 2003.

Table 1 summarizes the Corporation’s consolidated statements of income, which have been derived from the consolidated financial statements, for the three and nine months ended September 30, 2004 and 2003.

Table 1: Summarized Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Total interest income	$1,002,193	$969,529	$3,002,887	$2,873,471
Total interest expense	390,532	369,617	1,129,176	1,138,795
Net interest income	611,661	599,912	1,873,711	1,734,676
Provision for possible credit losses	273,387	334,064	890,105	1,058,544
Net interest income after provision for possible credit losses	338,274	265,848	983,606	676,132

Total other operating income	2,159,590	2,032,469	6,101,742	5,672,282
Total other operating expense	1,348,678	1,267,389	4,162,462	3,790,332
Income before income taxes	1,149,186	1,030,928	2,922,886	2,558,082
Applicable income taxes	420,877	372,165	1,014,534	923,468
Net income	$728,309	$658,763	$1,908,352	$1,634,614

Earnings per common share	$.57	$.51	$1.49	$1.27
Earnings per common share - assuming dilution	.56	.51	1.46	1.25
Dividends per common share	.12	.10	.36	.26

Table 2 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 2: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)

	September 30,
	2004	2003
At Period End:
Loans held for securitization	$9,794,145	$9,674,690
Loan portfolio	22,346,977	19,141,399
Loan receivables	32,141,122	28,816,089
Securitized loans	85,672,350	83,939,987
Total managed loans	$117,813,472	$112,756,076

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Average for the Period:
Loans held for securitization	$8,594,393	$9,197,700	$9,365,141	$9,213,297
Loan portfolio	22,282,374	19,170,568	21,550,342	18,629,040
Loan receivables	30,876,767	28,368,268	30,915,483	27,842,337
Securitized loans	87,626,073	82,626,049	86,887,343	80,719,494
Total managed loans	$118,502,840	$110,994,317	$117,802,826	$108,561,831

The Corporation’s return on average total assets for the three and nine months ended September 30, 2004, was 4.73% and 4.20%, as compared to 4.56% and 3.94% for the same periods in 2003, respectively. The Corporation’s return on average stockholders’ equity was 23.42% and 21.15% for the three and nine months ended September 30, 2004, as compared to 25.48% and 22.41% for the same periods in 2003, respectively.

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

Net interest income, on a fully taxable equivalent basis, increased $11.9 million or 2.0% to $611.9 million and $139.2 million or 8.0% to $1.9 billion for the three and nine months ended September 30, 2004, as compared to $600.0 million and $1.7 billion for the same periods in 2003, respectively.

Average Interest-Earning Assets

Average interest-earning assets increased $2.8 billion or 6.2% to $47.1 billion for the three months ended September 30, 2004, as compared to $44.4 billion for the same period in 2003. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $2.5 billion. The yield on average interest-earning assets decreased 21 basis points to 8.46% for the three months ended September 30, 2004, as compared to 8.67% for the same period in 2003. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables and investment securities, offset in part by the increase in the yield earned on average money market instruments.

Average interest-earning assets increased $3.9 billion or 9.1% to $47.1 billion for the nine months ended September 30, 2004, as compared to $43.1 billion for the same period in 2003. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $3.1 billion and an increase in average investment securities and money market instruments of $626.6 million. The yield on average interest-earning assets decreased 39 basis points to 8.52% for the nine months ended September 30, 2004, as compared to 8.91% for the same period in 2003. The decrease in the yield on average interest-earning assets was primarily the result of the decrease in the yield earned on average loan receivables.

Average Interest-Bearing Liabilities

Average interest-bearing liabilities increased $776.2 million or 1.8% to $43.0 billion for the three months ended September 30, 2004, as compared to $42.3 billion for the same period in 2003. The increase in average interest-bearing liabilities was the result of an increase of $1.8 billion in average borrowed funds, partially offset by a decrease of $998.1 million in average interest-bearing deposits. The increase in the rate paid on average interest-bearing liabilities of 14 basis points to 3.61% for the three months ended September 30, 2004, from 3.47% for the same period in 2003, was primarily the result of the increase in the rate paid on borrowed funds, partially offset by the decrease in the rate paid on interest-bearing deposits.

Average interest-bearing liabilities increased $1.3 billion or 3.0% to $43.0 billion for the nine months ended September 30, 2004, as compared to $41.7 billion for the same period in 2003. The increase in average interest-bearing liabilities was the result of an increase of $2.4 billion in average borrowed funds, partially offset by a decrease of $1.2 billion in average interest-bearing deposits. The decrease in the rate paid on average interest-bearing liabilities of 14 basis points to 3.51% for the nine months ended September 30, 2004, from 3.65% for the same period in 2003, was primarily the result of the decrease in the rate paid on interest-bearing deposits, partially offset by the increase in the rate paid on borrowed funds.

Net Interest Margin

The Corporation’s net interest margin, on a fully taxable equivalent basis, was 5.16% and 5.32% for the three and nine months ended September 30, 2004, as compared to 5.36% and 5.38% for the same periods in 2003, respectively. The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The 20 basis point and 6 basis point decrease in the net interest margin for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, was primarily the result of a decrease in the interest rate spread between interest-earning assets and interest-bearing liabilities. The yield on the Corporation’s interest-earning assets and the rate paid on the Corporation’s interest-bearing liabilities are discussed above.

See "Off Balance Sheet Arrangements - Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results" for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio.

Tables 3 and 4 provide further detail regarding the Corporation’s average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three and nine months ended September 30, 2004 and 2003.

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2004			2003
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$113,015	1.10%	$313	$15,282.88%		$34
Foreign	4,297,544	2.30	24,855	4,993,618	1.56	19,600
Total interest-earning time deposits in other banks	4,410,559	2.27	25,168	5,008,900	1.56	19,634
Federal funds sold	1,923,701	1.48	7,158	3,057,989	1.02	7,842
Total money market instruments	6,334,260	2.03	32,326	8,066,889	1.35	27,476
Investment securities (a):
Domestic:
Taxable	5,094,719	2.15	27,476	3,636,195	2.49	22,797
Tax-exempt (b)	111,419	2.22	622	109,271.95		261
Total domestic investment securities	5,206,138	2.15	28,098	3,745,466	2.44	23,058
Foreign	618,134	3.94	6,116	261,967	4.07	2,688
Total investment securities	5,824,272	2.34	34,214	4,007,433	2.55	25,746
Other interest-earning assets (a)	4,105,662	7.59	78,291	3,946,106	7.74	77,005
Loan receivables:
Loans held for securitization:
Domestic (c):
Credit card	6,507,096	11.91	194,861	6,910,971	12.84	223,736
Other consumer	37,865	5.94	565	60,930	5.22	802
Commercial	932	8.96	21	187,147	9.40	4,433
Total domestic loans held for securitization	6,545,893	11.88	195,447	7,159,048	12.69	228,971
Foreign (c):
Credit card	2,048,500	12.07	62,139	2,038,652	11.20	57,573
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign loans held for securitization	2,048,500	12.07	62,139	2,038,652	11.20	57,573
Total loans held for securitization	8,594,393	11.92	257,586	9,197,700	12.36	286,544
Loan portfolio:
Domestic (c):
Credit card	7,291,836	10.70	196,158	6,762,902	10.45	178,142
Other consumer	5,538,744	13.74	191,308	6,091,386	13.89	213,260
Commercial	2,447,693	8.01	49,290	742,372	8.13	15,217
Total domestic loan portfolio	15,278,273	11.37	436,756	13,596,660	11.86	406,619
Foreign (c):
Credit card	2,758,645	9.76	67,709	3,456,576	11.05	96,312
Other consumer	3,089,871	9.29	72,126	2,095,940	9.39	49,597
Commercial	1,155,585	8.07	23,427	21,392	5.88	317
Total foreign loan portfolio	7,004,101	9.27	163,262	5,573,908	10.41	146,226
Total loan portfolio	22,282,374	10.71	600,018	19,170,568	11.44	552,845
Total loan receivables	30,876,767	11.05	857,604	28,368,268	11.74	839,389
Total interest-earning assets	47,140,961	8.46	1,002,435	44,388,696	8.67	969,616
Cash and due from banks	902,041			773,578
Premises and equipment, net	2,711,046			2,593,456
Other assets	11,705,993			10,758,026
Reserve for possible credit losses	(1,196,568)			(1,178,652)
Total assets	$61,263,473			$57,335,104

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2004			2003
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,914,482	3.95%	$207,695	$21,412,349	4.32%	$232,965
Money market deposit accounts	7,485,003	1.59	29,905	8,003,751	1.59	32,019
Interest-bearing transaction accounts	47,175.90		107	48,321.84		102
Savings accounts	108,487	1.45	396	89,252	1.03	231
Total domestic interest-bearing deposits	28,555,147	3.32	238,103	29,553,673	3.56	265,317
Foreign:
Time deposits	846,721	3.41	7,255	846,316	3.19	6,810
Total interest-bearing deposits	29,401,868	3.32	245,358	30,399,989	3.55	272,127
Borrowed funds:
Short-term borrowings:
Domestic	900,387	3.38	7,660	1,000,014	3.40	8,563
Foreign	1,001,614	4.87	12,273	196,539	3.40	1,684
Total short-term borrowings	1,902,001	4.17	19,933	1,196,553	3.40	10,247
Long-term debt and bank notes (d):
Domestic	7,726,372	3.11	60,326	7,354,864	2.43	45,120
Foreign	4,014,379	6.43	64,915	3,317,024	5.04	42,123
Total long-term debt and bank notes	11,740,751	4.24	125,241	10,671,888	3.24	87,243
Total borrowed funds	13,642,752	4.23	145,174	11,868,441	3.26	97,490
Total interest-bearing liabilities	43,044,620	3.61	390,532	42,268,430	3.47	369,617
Noninterest-bearing deposits	2,773,844			2,173,021
Other liabilities	3,073,802			2,638,235
Total liabilities	48,892,266			47,079,686
Stockholders' equity	12,371,207			10,255,418
Total liabilities and stockholders' equity	$61,263,473			$57,335,104
Net interest income			$611,903			$599,999
Net interest margin		5.16			5.36
Interest rate spread		4.85			5.20

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended September 30, 2004 and 2003, was $242 and $87, respectively.
(c) The Corporation reclassified certain loan products to separately report its commercial loan products. Business cards products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

(d) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2004			2003
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$106,436.83%		$665	$6,031.95%		$43
Foreign	4,429,285	2.01	66,592	4,540,379	1.74	58,969
Total interest-earning time deposits in other banks	4,535,721	1.98	67,257	4,546,410	1.74	59,012
Federal funds sold	2,184,769	1.15	18,780	2,918,293	1.16	25,408
Total money market instruments	6,720,490	1.71	86,037	7,464,703	1.51	84,420
Investment securities (a):
Domestic:
Taxable	4,695,774	2.08	73,005	3,624,067	2.82	76,529
Tax-exempt (b)	111,142	2.07	1,724	109,177	1.79	1,462
Total domestic investment securities	4,806,916	2.08	74,729	3,733,244	2.79	77,991
Foreign	526,859	4.01	15,815	229,736	4.29	7,380
Total investment securities	5,333,775	2.27	90,544	3,962,980	2.88	85,371
Other interest-earning assets (a)	4,100,353	7.66	235,268	3,868,157	7.86	227,425
Loan receivables:
Loans held for securitization:
Domestic (c):
Credit card	7,037,193	11.78	620,604	6,914,167	12.47	644,876
Other consumer	39,133	5.81	1,702	52,903	5.23	2,068
Commercial	911	9.09	62	383,925	9.04	25,959
Total domestic loans held for securitization	7,077,237	11.75	622,368	7,350,995	12.24	672,903
Foreign (c):
Credit card	2,287,904	11.75	201,339	1,862,302	11.82	164,626
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign loans held for securitization	2,287,904	11.75	201,339	1,862,302	11.82	164,626
Total loans held for securitization	9,365,141	11.75	823,707	9,213,297	12.15	837,529
Loan portfolio:
Domestic (c):
Credit card	7,004,156	10.90	571,585	6,591,505	10.98	541,308
Other consumer	5,492,888	13.71	563,589	6,133,728	14.03	643,748
Commercial	2,044,385	8.12	124,347	689,484	7.87	40,570
Total domestic loan portfolio	14,541,429	11.57	1,259,521	13,414,717	12.22	1,225,626
Foreign (c):
Credit card	3,008,380	11.09	249,837	3,172,066	11.24	266,617
Other consumer	2,988,303	9.16	204,835	2,030,627	9.65	146,524
Commercial	1,012,230	7.10	53,814	11,630	5.70	496
Total foreign loan portfolio	7,008,913	9.69	508,486	5,214,323	10.61	413,637
Total loan portfolio	21,550,342	10.96	1,768,007	18,629,040	11.76	1,639,263
Total loan receivables	30,915,483	11.20	2,591,714	27,842,337	11.89	2,476,792
Total interest-earning assets	47,070,101	8.52	3,003,563	43,138,177	8.91	2,874,008
Cash and due from banks	924,295			762,766
Premises and equipment, net	2,703,882			2,553,960
Other assets	11,230,590			10,114,245
Reserve for possible credit losses	(1,226,719)			(1,149,242)
Total assets	$60,702,149			$55,419,906

Table 3: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2004			2003
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,854,376	4.01%	$626,159	$21,734,015	4.45%	$722,656
Money market deposit accounts	7,625,188	1.59	90,638	7,821,728	1.87	109,530
Interest-bearing transaction accounts	50,694.87		332	50,410	1.14	430
Savings accounts	78,106	1.22	713	87,190	1.22	796
Total domestic interest-bearing deposits	28,608,364	3.35	717,842	29,693,343	3.75	833,412
Foreign:
Time deposits	658,246	2.98	14,675	737,102	3.25	17,931
Total interest-bearing deposits	29,266,610	3.34	732,517	30,430,445	3.74	851,343
Borrowed funds:
Short-term borrowings:
Domestic	900,517	3.47	23,374	1,000,005	3.48	26,005
Foreign	1,023,371	3.62	27,749	177,098	3.30	4,372
Total short-term borrowings	1,923,888	3.55	51,123	1,177,103	3.45	30,377
Long-term debt and bank notes (d):
Domestic	7,592,852	2.74	155,559	7,280,597	2.54	138,329
Foreign	4,215,973	6.02	189,977	2,849,331	5.57	118,746
Total long-term debt and bank notes	11,808,825	3.91	345,536	10,129,928	3.39	257,075
Total borrowed funds	13,732,713	3.86	396,659	11,307,031	3.40	287,452
Total interest-bearing liabilities	42,999,323	3.51	1,129,176	41,737,476	3.65	1,138,795
Noninterest-bearing deposits	2,636,674			1,540,448
Other liabilities	3,010,831			2,389,316
Total liabilities	48,646,828			45,667,240
Stockholders' equity	12,055,321			9,752,666
Total liabilities and stockholders' equity	$60,702,149			$55,419,906
Net interest income			$1,874,387			$1,735,213
Net interest margin		5.32			5.38
Interest rate spread		5.01			5.26

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2004 and 2003, was $676 and $537, respectively.
(c) The Corporation reclassified certain loan products to separately report its commercial loan products. Business cards products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

(d) Includes the impact of interest rate swap agreements and foreign exchange swap agreements used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 4: Rate-Volume Variance Analysis (a) (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2004 Compared to 2003
	Volume	Rate	Total
Interest-Earning Assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$269	$10	$279
Foreign	(3,037)	8,292	5,255
Total interest-earning time deposits in other banks	(2,768)	8,302	5,534
Federal funds sold	(3,509)	2,825	(684)
Total money market instruments	(6,277)	11,127	4,850
Investment securities:
Domestic:
Taxable	8,145	(3,466)	4,679
Tax-exempt	5	356	361
Total domestic investment securities	8,150	(3,110)	5,040
Foreign	3,520	(92)	3,428
Total investment securities	11,670	(3,202)	8,468
Other interest-earning assets	2,926	(1,640)	1,286
Loan receivables:
Loans held for securitization:
Domestic (b):
Credit card	(12,910)	(15,965)	(28,875)
Other consumer	(335)	98	(237)
Commercial	(4,217)	(195)	(4,412)
Total domestic loans held for securitization	(17,462)	(16,062)	(33,524)
Foreign (b):
Credit card	270	4,296	4,566
Other consumer	-	-	-
Commercial	-	-	-
Total foreign loans held for securitization	270	4,296	4,566
Total loans held for securitization	(17,192)	(11,766)	(28,958)
Loan portfolio:
Domestic (b):
Credit card	13,787	4,229	18,016
Other consumer	(19,637)	(2,315)	(21,952)
Commercial	34,303	(230)	34,073
Total domestic loan portfolio	28,453	1,684	30,137
Foreign (b):
Credit card	(18,144)	(10,459)	(28,603)
Other consumer	23,076	(547)	22,529
Commercial	22,950	160	23,110
Total foreign loan portfolio	27,882	(10,846)	17,036
Total loan portfolio	56,335	(9,162)	47,173
Total loan receivables	39,143	(20,928)	18,215
Total interest income	$47,462	$(14,643)	$32,819

Table 4: Rate-Volume Variance Analysis (a) - Continued (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2004 Compared to 2003
	Volume	Rate	Total
Interest-Bearing Liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$(5,452)	$(19,818)	$(25,270)
Money market deposit accounts	(2,158)	44	(2,114)
Interest-bearing transaction accounts	(3)	8	5
Savings accounts	57	108	165
Total domestic interest-bearing deposits	(7,556)	(19,658)	(27,214)
Foreign:
Time deposits	3	442	445
Total interest-bearing deposits	(7,553)	(19,216)	(26,769)
Borrowed funds:
Short-term borrowings:
Domestic	(870)	(33)	(903)
Foreign	9,577	1,012	10,589
Total short-term borrowings	8,707	979	9,686
Long-term debt and bank notes:
Domestic	2,356	12,850	15,206
Foreign	9,852	12,940	22,792
Total long-term debt and bank notes	12,208	25,790	37,998
Total borrowed funds	20,915	26,769	47,684
Total interest expense	13,362	7,553	20,915
Net interest income	$34,100	$(22,196)	$11,904

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

(b) The Corporation reclassified certain loan products to separately report its commercial loan products. Business cards products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Table 4: Rate-Volume Variance Analysis (a) - Continued (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2004 Compared to 2003
	Volume	Rate	Variance
Interest-Earning Assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$628	$(6)	$622
Foreign	(1,466)	9,089	7,623
Total interest-earning time deposits in other banks	(838)	9,083	8,245
Federal funds sold	(6,287)	(341)	(6,628)
Total money market instruments	(7,125)	8,742	1,617
Investment securities:
Domestic:
Taxable	19,518	(23,042)	(3,524)
Tax-exempt	27	235	262
Total domestic investment securities	19,545	(22,807)	(3,262)
Foreign	8,956	(521)	8,435
Total investment securities	28,501	(23,328)	5,173
Other interest-earning assets	13,567	(5,724)	7,843
Loan receivables:
Loans held for securitization:
Domestic (b):
Credit card	11,467	(35,739)	(24,272)
Other consumer	(579)	213	(366)
Commercial	(26,042)	145	(25,897)
Total domestic loans held for securitization	(15,154)	(35,381)	(50,535)
Foreign (b):
Credit card	37,606	(893)	36,713
Other consumer	-	-	-
Commercial	-	-	-
Total foreign loans held for securitization	37,606	(893)	36,713
Total loans held for securitization	22,452	(36,274)	(13,822)
Loan portfolio:
Domestic (b):
Credit card	34,144	(3,867)	30,277
Other consumer	(65,542)	(14,617)	(80,159)
Commercial	82,403	1,374	83,777
Total domestic loan portfolio	51,005	(17,110)	33,895
Foreign (b):
Credit card	(13,430)	(3,350)	(16,780)
Other consumer	66,104	(7,793)	58,311
Commercial	53,166	152	53,318
Total foreign loan portfolio	105,840	(10,991)	94,849
Total loan portfolio	156,845	(28,101)	128,744
Total loan receivables	179,297	(64,375)	114,922
Total interest income	$214,240	$(84,685)	$129,555

Table 4: Rate-Volume Variance Analysis (a) - Continued (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2004 Compared to 2003
	Volume	Rate	Variance
Interest-Bearing Liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$(28,224)	$(68,273)	$(96,497)
Money market deposit accounts	(2,679)	(16,213)	(18,892)
Interest-bearing transaction accounts	2	(100)	(98)
Savings accounts	(82)	(1)	(83)
Total domestic interest-bearing deposits	(30,983)	(84,587)	(115,570)
Foreign:
Time deposits	(1,819)	(1,437)	(3,256)
Total interest-bearing deposits	(32,802)	(86,024)	(118,826)
Borrowed funds:
Short-term borrowings:
Domestic	(2,559)	(72)	(2,631)
Foreign	22,910	467	23,377
Total short-term borrowings	20,351	395	20,746
Long-term debt and bank notes:
Domestic	6,144	11,086	17,230
Foreign	61,012	10,219	71,231
Total long-term debt and bank notes	67,156	21,305	88,461
Total borrowed funds	87,507	21,700	109,207
Total interest expense	54,705	(64,324)	(9,619)
Net interest income	$159,535	$(20,361)	$139,174

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

(b) The Corporation reclassified certain loan products to separately report its commercial loan products. Business cards products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Interest income on investment securities, on a fully taxable equivalent basis, increased $8.5 million or 32.9% to $34.2 million and $5.2 million or 6.1% to $90.5 million for the three and nine months ended September 30, 2004, as compared to $25.7 million and $85.4 million for the same periods in 2003, respectively. The increase in interest income on investment securities for the three and nine months ended September 30, 2004 was primarily the result of an increase in average investment securities of $1.8 billion and $1.4 billion, partially offset by a 21 and 61 basis point decrease in the yields earned on average investment securities for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively. The increase in average investment securities is a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities.

Money Market Instruments

Money market instruments include interest-earning time deposits in other banks and federal funds sold.

Interest income on money market instruments increased $4.9 million or 17.7% to $32.3 million and $1.6 million or 1.9% to $86.0 million for the three and nine months ended September 30, 2004, as compared to $27.5 million and $84.4 million for the same periods in 2003, respectively. The increase in interest income on money market instruments for the three months ended September 30, 2004 was primarily the result of a 68 basis point increase in the yield earned on average money market instruments, partially offset by a decrease in average money market instruments of $1.7 billion, as compared to the same period in 2003. The increase in the yield earned on average money market instruments is primarily a result of rising foreign and domestic short-term interest rates during 2004. The decrease in average money market instruments is a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities.

Average investment securities and money market instruments as a percentage of average interest-earning assets were 25.8% and 25.6% for the three and nine months ended September 30, 2004, as compared to 27.2% and 26.5% for the same periods in 2003, respectively.

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

Interest income on other interest-earning assets increased $1.3 million or 1.7% to $78.3 million and $7.8 million or 3.4% to $235.3 million for the three and nine months ended September 30, 2004, as compared to $77.0 million and $227.4 million for the same periods in 2003, respectively. The increase in interest income on other interest-earning assets for the three and nine months ended September 30, 2004, was primarily the result of an increase of $159.6 million and $232.2 million in average other interest-earning assets, respectively. The increase in average other interest-earning assets was primarily attributable to the increase in the Corporation’s cash reserve accounts and interest-only strip receivable, partially offset by the decrease in the Corporation’s accrued interest and fees on securitized loans.

Loan Receivables

Loan receivables consist of the Corporation’s loans held for securitization and the loan portfolio.

In the first quarter of 2004, the Corporation acquired $1.6 billion of commercial and other consumer loan receivables in connection with the Premium Credit Limited acquisition and $893.0 million of commercial loan receivables in connection with the Sky Financial Solutions, Inc. acquisition. See "Note K: Acquisitions" to the consolidated financial statements for further detail regarding the Premium Credit Limited ("PCL") and Sky Financial Solutions, Inc. ("SFS") acquisitions.

Interest income generated by the Corporation’s loan receivables increased $18.2 million or 2.2% to $857.6 million and $114.9 million or 4.6% to $2.6 billion for the three and nine months ended September 30, 2004, as compared to $839.4 million and $2.5 billion for the same periods in 2003, respectively. The increase in interest income on loan receivables for the three and nine months ended September 30, 2004, was primarily the result of an increase in average loan receivables of $2.5 billion and $3.1 billion from the same periods in 2003, respectively. The increase in interest income on loan receivables for the three and nine months ended September 30, 2004 was partially offset by the decrease in yields on average loan receivables. The yield earned by the Corporation for the three and nine months ended September 30, 2004, on average loan receivables decreased 69 basis points for both periods to 11.05% and 11.20%, respectively, as compared to 11.74% and 11.89% for the same periods in 2003.

Table 5 presents the Corporation's loan receivables at period end distributed by loan type, excluding securitized loans.

Table 5: Loan Receivables Distribution (a)
(dollars in thousands) (unaudited)

	September 30, 2004	December 31, 2003
Loans held for securitization (b):
Domestic:
Credit card	$7,639,687	$10,273,503
Other consumer	19,902	11,653
Commercial	820	759
Total domestic loans held for securitization	7,660,409	10,285,915
Foreign:
Credit card	2,133,736	2,798,190
Other consumer	-	-
Commercial	-	-
Total foreign loans held for securitization	2,133,736	2,798,190
Total loans held for securitization	9,794,145	13,084,105
Loan portfolio:
Domestic:
Credit card	6,799,456	7,223,190
Other consumer	5,600,675	5,599,281
Commercial	2,503,974	1,293,718
Total domestic loan portfolio	14,904,105	14,116,189
Foreign:
Credit card	3,220,578	3,967,192
Other consumer	3,087,453	2,418,449
Commercial	1,134,841	38,142
Total foreign loan portfolio	7,442,872	6,423,783
Total loan portfolio	22,346,977	20,539,972
Total loan receivables	$32,141,122	$33,624,077

(a) The Corporation reclassified certain loan products to separately report its commercial loan products. Business cards products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

(b) Loans held for securitization includes loans originated through certain endorsing organizations or financial institutions who have the contractual right to purchase the loans from the Corporation at fair value and the lesser of loan principal receivables eligible for securitization or sale or loan principal receivables which management intends to securitize or sell within one year.

Domestic Credit Card Loan Receivables

Domestic credit card loan receivables decreased $3.1 billion or 17.5% to $14.4 billion at September 30, 2004, as compared to $17.5 billion at December 31, 2003. The decrease in domestic credit card loan receivables at September 30, 2004, was primarily the result of loan repayments exceeding new loan originations, partially offset by a net decrease in securitized domestic credit card loan receivables and domestic credit card acquisitions. Management believes that loan growth in 2004 has been slower than in previous years in part because the Corporation has offered less 0% promotional rate offers on U.S. credit card accounts. Also, loan growth has been slower than in previous years in part because revolving consumer credit growth in the U.S. has been slower over the past two to three years.

During the nine months ended September 30, 2004, the Corporation securitized $7.3 billion of domestic credit card loan receivables, offset by an increase of $8.6 billion in the Corporation's loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $592.9 million of domestic credit card loan receivables during the nine months ended September 30, 2004.

The yield on average domestic credit card loan receivables was 11.27% and 11.34% for the three and nine months ended September 30, 2004, as compared to 11.66% and 11.74% for the same periods in 2003, respectively. The decrease of 39 basis points and 40 basis points for the three and nine months ended September 30, 2004, respectively, in the yield on average domestic credit card loan receivables reflects lower interest rates offered to attract and retain Customers and to grow loan receivables, partially offset by a decrease in the amount of 0% promotional rate offers. During the third quarter of 2004, the Corporation converted a portion of its managed domestic credit card portfolio from fixed-rate loans to variable-rate loans. This change did not have a significant affect on the yield on average domestic credit card loan receivables in the third quarter of 2004 because the change was effective at the end of the period.

Domestic credit card loans held for securitization decreased $2.6 billion or 25.6% to $7.6 billion at September 30, 2004, as compared to $10.3 billion at December 31, 2003. The decrease reflects the Corporation’s continued securitization activities and lower levels of domestic credit card loan principal receivables eligible for securitization at September 30, 2004.

Domestic Other Consumer Loan Receivables

Domestic other consumer loan receivables were $5.6 billion at September 30, 2004, and December 31, 2003. The yield on average domestic other consumer loan receivables was 13.69% and 13.65% for the three and nine months ended September 30, 2004, as compared to 13.80% and 13.96% for the same periods in 2003, respectively. The decrease of 11 basis points and 31 basis points in the yield on average domestic other consumer loan receivables reflects a greater mix of unsecured lending products relative to sales finance products as well as a continued lower interest rate environment impact on new account yields. The Corporation generally charges a higher interest rate for its sales finance products than its other unsecured consumer lending products. Sales finance loans are loan products offered by the Corporation through associations with retailers where the Corporation provides financing to Customers to purchase the retailer’s goods and services.

The Corporation’s domestic other consumer loans typically have higher delinquency and charge-off rates than the Corporation’s domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other consumer loans than on its domestic credit card loans.

Domestic Commercial Loan Receivables

Domestic commercial loan receivables increased $1.2 billion or 93.5% to $2.5 billion at September 30, 2004, as compared to $1.3 billion at December 31, 2003. The increase in domestic commercial loan receivables at September 30, 2004, was primarily the result of the SFS acquisition, which included $893.0 million of commercial loan receivables in the first quarter of 2004.

The yield on average domestic commercial loan receivables was 8.01% and 8.13% for the three and nine months ended September 30, 2004, as compared to 8.39% and 8.29% for the same periods in 2003, respectively.

Foreign Credit Card Loan Receivables

Foreign credit card loan receivables decreased $1.4 billion or 20.9% to $5.4 billion at September 30, 2004, as compared to $6.8 billion at December 31, 2003. The decrease in foreign credit card loan receivables at September 30, 2004 was primarily the result of a net increase in securitization activity, partially offset by loan originations through marketing programs at the Corporation’s two foreign bank subsidiaries, MBNA Europe and MBNA Canada. Management believes foreign loan growth in 2004 has also been slower than in previous years due to the increasing competitive environment in the U.K. and Canada.

During the nine months ended September 30, 2004, the Corporation securitized $3.0 billion of foreign credit card loans offset by an increase of $907.0 million in the Corporation's foreign credit card loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The strengthening of foreign currencies increased foreign credit card loan receivables by $64.6 million for the nine months ended September 30, 2004, as compared to $258.0 million for the same period in 2003.

The yield on average foreign credit card loan receivables was 10.75% and 11.38% for the three and nine months ended September 30, 2004, as compared to 11.11% and 11.45% for the same periods in 2003, respectively. The decrease of 36 basis points and 7 basis points for the three and nine months ended September 30, 2004, respectively, in the yield on average foreign credit card loan receivables primarily reflects lower interest rates offered to attract and retain Customers and to grow loan receivables.

Foreign credit card loans held for securitization decreased $664.5 million or 23.7% to $2.1 billion at September 30, 2004, as compared to $2.8 billion at December 31, 2003. The decrease reflects lower planned levels of foreign credit card securitizations.

Foreign Other Consumer Loan Receivables

Foreign other consumer loan receivables increased $669.0 million or 27.7% to $3.1 billion at September 30, 2004, as compared to $2.4 billion at December 31, 2003. The growth in foreign other consumer loan receivables at September 30, 2004 was primarily a result of the PCL acquisition of approximately $600 million of consumer insurance premium financing loans by MBNA Europe in the first quarter of 2004. The strengthening of foreign currencies increased foreign other consumer loan receivables by $5.6 million for the nine months ended September 30, 2004, as compared to $72.9 million for the same period in 2003.

The yield on average foreign other consumer loan receivables was 9.29% and 9.16% for the three and nine months ended September 30, 2004, as compared to 9.39% and 9.65% for the same periods in 2003, respectively.

Foreign Commercial Loan Receivables

Foreign commercial loan receivables increased to $1.1 billion at September 30, 2004, as compared to $38.1 million at December 31, 2003. The growth in foreign commercial loan receivables at September 30, 2004 was primarily a result of the PCL acquisition of approximately $1.0 billion of commercial loans by MBNA Europe in the first quarter of 2004. The strengthening of foreign currencies increased foreign commercial loan receivables by $12.0 million for the nine months ended September 30, 2004, as compared to $786,000 for the same period in 2003.

The yield on average foreign commercial loan receivables was 8.07% and 7.10% for the three and nine months ended September 30, 2004, as compared to 5.88% and 5.70% for the same periods in 2003, respectively. The increase in the yield on foreign commercial loan receivables was primarily a result of the commercial insurance premium financing loans that were acquired in connection with the PCL acquisition. The majority of the balance for the three and nine months ended September 30, 2004 is attributable to these loans.

Table 6 reconciles the Corporation’s average loan receivables to average managed loans.

Table 6: Reconciliation of Average Loan Receivables to Average Managed Loans (a)
(dollars in thousands) (unaudited)

For the Three Months Ended September 30,	2004			2003
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables:
Domestic:
Credit card	$13,798,932	11.27%	$391,019	$13,673,873	11.66%	$401,878
Other consumer	5,576,609	13.69	191,873	6,152,316	13.80	214,062
Commercial	2,448,625	8.01	49,311	929,519	8.39	19,650
Total domestic loan receivables	21,824,166	11.52	632,203	20,755,708	12.15	635,590
Foreign:
Credit card	4,807,145	10.75	129,848	5,495,228	11.11	153,885
Other consumer	3,089,871	9.29	72,126	2,095,940	9.39	49,597
Commercial	1,155,585	8.07	23,427	21,392	5.88	317
Total foreign loan receivables	9,052,601	9.91	225,401	7,612,560	10.62	203,799
Total loan receivables	30,876,767	11.05	857,604	28,368,268	11.74	839,389
Total securitized loans	87,626,073	11.55	2,544,309	82,626,049	11.87	2,472,018
Total managed loans	$118,502,840	11.42	$3,401,913	$110,994,317	11.84	$3,311,407

For the Nine Months Ended September 30,	2004			2003
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables:
Domestic:
Credit card	$14,041,349	11.34%	$1,192,189	$13,505,672	11.74%	$1,186,184
Other consumer	5,532,021	13.65	565,291	6,186,631	13.96	645,816
Commercial	2,045,296	8.13	124,409	1,073,409	8.29	66,529
Total domestic loan receivables	21,618,666	11.63	1,881,889	20,765,712	12.22	1,898,529
Foreign:
Credit card	5,296,284	11.38	451,176	5,034,368	11.45	431,243
Other consumer	2,988,303	9.16	204,835	2,030,627	9.65	146,524
Commercial	1,012,230	7.10	53,814	11,630	5.70	496
Total foreign loan receivables	9,296,817	10.20	709,825	7,076,625	10.93	578,263
Total loan receivables	30,915,483	11.20	2,591,714	27,842,337	11.89	2,476,792
Total securitized loans	86,887,343	11.52	7,493,466	80,719,494	12.05	7,272,994
Total managed loans	$117,802,826	11.44	$10,085,180	$108,561,831	12.01	$9,749,786

(a) The Corporation reclassified certain loan products to separately report its commercial loan products. Business cards products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Premises and Equipment

In the second quarter of 2004, the Corporation successfully completed its implementation of the Strategic Systems Extension ("SSE"), which extended the use of the Corporation’s North American core Customer information systems to MBNA Europe’s business in the U.K. and Ireland. MBNA Europe was previously dependent on third-party vendors for such information systems. It is expected that the implementation of SSE will give MBNA Europe better tools for servicing Customers and allow the Corporation to leverage past and future investments in technology.

Total capital expenditures, including software, related to SSE were approximately $300 million at September 30, 2004. Software costs that were capitalized as a part of this project at September 30, 2004 and December 31, 2003, were $254.7 million and $214.0 million, respectively. The capital expenditures for this project will be fully amortized within five years. For the nine months ended September 30, 2004, total amortization expense associated with this project was $18.8 million.

Accrued Income Receivable

Accrued income receivable decreased $53.1 million or 12.0% to $390.6 million at September 30, 2004, as compared to $443.8 million at December 31, 2003. The decrease in accrued income receivable at September 30, 2004, was primarily due to a decrease in accrued insurance receivable and accrued interest receivable on credit card loans. The decrease in accrued interest receivable on credit card loans is the result of the decrease in the yield earned on credit card receivables, as well as a decrease in credit card loan receivables.

Accounts Receivable From Securitization

Accounts receivable from securitization increased $329.8 million or 4.2% to $8.1 billion at September 30, 2004, as compared to $7.8 billion at December 31, 2003.

Table 7 presents the components of accounts receivable from securitization.

Table 7: Accounts Receivable from Securitization
(dollars in thousands) (unaudited)

	September 30, 2004	December 31, 2003
Sale of new loan principal receivables (a)	$2,540,360	$2,191,335
Accrued interest and fees on securitized loans	1,883,629	1,958,873
Interest-only strip receivable	1,358,278	1,338,061
Accrued servicing fees	814,239	777,623
Cash reserve accounts	710,984	607,467
Other subordinated retained interests	596,869	608,550
Other	191,905	284,568
Total accounts receivable from securitization	$8,096,264	$7,766,477

(a) Balance comprised of allocated principal collections and accumulated investor interest.

Other Assets

Other assets increased $370.1 million or 19.6% to $2.3 billion at September 30, 2004, as compared to $1.9 billion at December 31, 2003. The increase was primarily the result of the creation of an escrow account at the end of September 2004 for the purchase of a loan portfolio that settled in early October.

Interest-Bearing Deposits

Interest expense on domestic time deposits decreased $25.3 million or 10.8% to $207.7 million and $96.5 million or 13.4% to $626.2 million for the three and nine months ended September 30, 2004, as compared to $233.0 million and $722.7 million for the same periods in 2003. The decrease in interest expense on domestic time deposits for the three and nine months ended September 30, 2004, was primarily a result of a decrease of 37 basis points and 44 basis points in the rate paid on average domestic time deposits, combined with a decrease of $497.9 million and $879.6 million in average domestic time deposits for the three and nine months ended September 30, 2004, respectively.

The decrease in the rate paid on average domestic time deposits reflects actions by the Federal Open Market Committee ("FOMC") from 2001 through 2003 that decreased overall market interest rates and decreased the Corporation’s funding costs. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation continued to realize the benefits of the 2001 through 2003 decreases in market interest rates on domestic time deposits during the three and nine months ended September 30, 2004. Similarly, the average rates paid on domestic time deposits for the three and nine months ended September 30, 2004 were not significantly affected by the actions of the FOMC in the second and third quarter of 2004 that increased overall market interest rates.

The decrease in average domestic time deposits for the three and nine months ended September 30, 2004, was a result of a decrease in the average amount of brokered deposits held by the Corporation, partially offset by the Corporation’s continued emphasis on marketing domestic time deposits to members of certain endorsing organizations to fund loan and other asset growth and to diversify funding sources.

Interest expense on domestic money market deposit accounts decreased $2.1 million or 6.6% to $29.9 million and $18.9 million or 17.2% to $90.6 million for the three and nine months ended September 30, 2004, as compared to $32.0 million and $109.5 million for the same periods in 2003. The decrease in interest expense on domestic money market deposit accounts for the three and nine months ended September 30, 2004, was a result of a decrease of $518.7 million and $196.5 million in average domestic money market deposit accounts, respectively. The decrease in interest expense for the nine months ended September 30, 2004 also reflects a decrease in the rate paid on average domestic money market deposit accounts of 28 basis points. The actions by the FOMC in 2004 did not have an effect on the rate paid on average domestic money market deposit accounts as these accounts were previously priced at a premium over domestic short term interest rates.

Interest expense on foreign time deposits increased $445,000 or 6.5% to $7.3 million for the three months ended September 30, 2004, as compared to $6.8 million for the same period in 2003. The increase in interest expense on foreign time deposits for the three months ended September 30, 2004, was primarily a result of an increase of 22 basis points in the rate paid on average foreign time deposits, combined with an increase of $405,000 in average foreign time deposits.

Interest expense on foreign time deposits decreased $3.3 million or 18.2% to $14.7 million for the nine months ended September 30, 2004, as compared to $17.9 million for the same period in 2003. The decrease in interest expense on foreign time deposits for the nine months ended September 30, 2004, was primarily a result of a decrease of $78.9 million in average foreign time deposits, combined with a decrease of 27 basis points in the rate paid on average foreign time deposits.

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

Interest expense on short-term borrowings increased $9.7 million or 94.5% to $19.9 million for the three months ended September 30, 2004, as compared to $10.2 million for the same period in 2003. The increase in interest expense on short-term borrowings for the three months ended September 30, 2004 was primarily the result of an increase of $705.4 million in average short-term borrowings, combined with an increase of 77 basis points in the rate paid on average short-term borrowings, from the same period in 2003.

Interest expense on short-term borrowings increased $20.7 million or 68.3% to $51.1 million for the nine months ended September 30, 2004, as compared to $30.4 million for the same period in 2003. The increase in interest expense on short-term borrowings for the nine months ended September 30, 2004 was primarily the result of an increase of $746.8 million in average short-term borrowings, combined with an increase of 10 basis points in the rate paid on average short-term borrowings from the same period in 2003.

Domestic Short-Term Borrowings

Interest expense on domestic short-term borrowings decreased $903,000 or 10.5% to $7.7 million and $2.6 million or 10.1% to $23.4 million for the three and nine months ended September 30, 2004, as compared to $8.6 million and $26.0 million for the same periods in 2003, respectively. The decrease in interest expense on domestic short-term borrowings for the three and nine months ended September 30, 2004 was primarily the result of a decrease of $99.6 million and $99.5 million in average domestic short-term borrowings, respectively.

The majority of domestic short-term borrowings are comprised of two on-balance-sheet financing structures related to the American Loan Financing Trust ("ALF"). These financing structures are secured by domestic other consumer loan receivables. The Corporation has an option to liquidate these financing structures on a monthly basis.

Foreign Short-Term Borrowings

Interest expense on foreign short-term borrowings increased $10.6 million to $12.3 million and $23.4 million to $27.7 million for the three and nine months ended September 30, 2004, as compared to $1.7 million and $4.4 million for the same periods in 2003, respectively. The increase in interest expense on foreign short-term borrowings for the three and nine months ended September 30, 2004 was primarily the result of an increase in average foreign short-term borrowings. The increase in average foreign short-term borrowings was primarily the result of the assumption of debt from the PCL acquisition, which increased average foreign short-term borrowings by $1.0 billion and $977.7 million for the three and nine months ended September 30, 2004, respectively. See "Note K: Acquisitions" and "Note G: Short-Term Borrowings" to the consolidated financial statements for further detail regarding the PCL acquisition.

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

Interest expense on long-term debt and bank notes increased $38.0 million or 43.6% to $125.2 million and $88.5 million or 34.4% to $345.5 million for the three and nine months ended September 30, 2004, as compared to $87.2 million and $257.1 million for the same periods in 2003, respectively. The increase in interest expense on long-term debt and bank notes during the three and nine months ended September 30, 2004, from the same periods in 2003 was primarily the result of an increase in average long-term debt and bank notes of $1.1 billion and $1.7 billion, as compared to the same periods in 2003, combined with an increase in the rate paid on average long-term debt and bank notes of 100 basis points and 52 basis points, respectively.

Domestic Long-Term Debt and Bank Notes

Interest expense on domestic long-term debt and bank notes increased $15.2 million or 33.7% to $60.3 million for the three months ended September 30, 2004, as compared to $45.1 million for the same period in 2003. The increase in interest expense on domestic long-term debt and bank notes was the result of a 68 basis point increase in the rate paid on average domestic long-term debt and bank notes combined with an increase of $371.5 million in average domestic long-term debt and bank notes for the three months ended September 30, 2004. The increase in the rate paid on average domestic long-term debt and bank notes for the three months ended September 30, 2004, is primarily attributable to the assumption of debt from the SFS acquisition on March 31, 2004, that increased average domestic long-term debt and bank notes by $688.4 million for the three months ended September 30, 2004. The increase in the rate paid on average domestic long-term debt and bank notes also reflects actions by the FOMC in the second and third quarter of 2004 that increased overall market interest rates.

Interest expense on domestic long-term debt and bank notes increased $17.2 million or 12.5% to $155.6 million for the nine months ended September 30, 2004, as compared to $138.3 million for the same period in 2003. The increase in interest expense on domestic long-term debt and bank notes was primarily the result of an increase of $312.3 million in average domestic long-term debt and bank notes for the nine months ended September 30, 2004, combined with an increase of 20 basis points in the rate paid on average long-term debt and bank notes. The increase in average domestic long-term debt and bank notes is attributable to the assumption of debt from the SFS acquisition on March 31, 2004, which increased averaged domestic long-term debt and bank notes by $473.2 million for the nine months ended September 30, 2004. The increase in the rate paid on average domestic long-term debt and bank notes reflects actions by the FOMC in the second and third quarter of 2004 that impacted overall market interest rates. As the SFS acquisition occurred at the end of the first quarter, the impact to the rate paid on average domestic long-term debt and bank notes was not as great for the nine months ended September 30, 2004, as compared to the three months ended September 30, 2004.

See "Note K: Acquisitions" and "Note H: Long-Term Debt and Bank Notes" to the consolidated financial statements for further detail regarding the SFS acquisition.

Foreign Long-Term Debt and Bank Notes

Interest expense on foreign long-term debt and bank notes increased $22.8 million or 54.1% to $64.9 million and $71.2 million or 60.0% to $190.0 million for the three and nine months ended September 30, 2004, as compared to $42.1 million and $118.7 million for the same periods in 2003, respectively. The increase in interest expense on foreign long-term debt and bank notes was the result of an increase in average foreign long-term debt and bank notes of $697.4 million and $1.4 billion for three and nine months ended September 30, 2004, combined with an increase of 139 basis points and 45 basis points for the three and nine months ended September 30, 2004, in the rate paid on average foreign long-term debt and bank notes. The Corporation issued additional long-term debt and bank notes during the third and fourth quarters of 2003 to fund loan and other asset growth and to diversify funding sources. Also, the Corporation issued debt in connection with the PCL acquisition in the first quarter of 2004. See "Note K: Acquisitions" and "Note H: Long-Term Debt and Bank Notes" to the consolidated financial statements for further detail regarding the PCL acquisition.

Noninterest-Bearing Deposits

Noninterest-bearing deposits increased $362.6 million or 15.0% to $2.8 billion at September 30, 2004, as compared to $2.4 billion at December 31, 2003. The increase is primarily related to an increase in principal collections on securitized loans due to the trusts. The Corporation is obligated to transfer principal collections on the Corporation’s primary domestic and foreign credit card securitization trusts on a regular basis. These funds are retained on behalf of the trusts with the Corporation until the funds are remitted on a regular basis. The funds are primarily invested in money market instruments until they are remitted to the trusts.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $584.1 million or 21.8% to $3.3 billion at September 30, 2004, as compared to $2.7 billion at December 31, 2003. This increase was primarily the result of an increase in the amount of payables related to MBNA Europe’s insurance premium financing product.

Total Other Operating Income

Total other operating income includes securitization income, interchange income, loan fees, insurance income, and other income. Total other operating income increased $127.1 million or 6.3% to $2.2 billion and $429.5 million or 7.6% to $6.1 billion for the three and nine months ended September 30, 2004, as compared to $2.0 billion and $5.7 billion for the same periods in 2003, respectively.

Table 8 presents the components of total other operating income.

Table 8: Components of Total Other Operating Income
(dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Securitization income:
Excess servicing fees (a)	$1,326,533	$1,294,489	$3,761,229	$3,500,997
Loan servicing fees (a)	416,872	387,745	1,242,097	1,139,397
Gain from the sale of loan principal receivables for new securitizations (b)	15,496	35,362	75,949	93,618
Net revaluation of interest-only strip receivable (b)	11,334	(11,848)	(97,865)	(24,857)
Total securitization income	1,770,235	1,705,748	4,981,410	4,709,155
Interchange income	113,491	94,134	318,860	284,834
Credit card loan fees (c)	134,251	119,607	398,471	347,078
Other consumer loan fees (c)	46,941	29,220	123,959	84,079
Commercial loan fees (c)	17,992	11,097	50,919	31,706
Insurance income	51,512	57,168	149,638	166,496
Other	25,168	15,495	78,485	48,934
Total other operating income	$2,159,590	$2,032,469	$6,101,742	$5,672,282

(a) Total securitization servicing fees include excess servicing fees and loan servicing fees.
(b) The net gain (or loss) from securitization activity includes the gain from the sale of loan principal receivables and the net revaluation of the interest-only strip receivable.
(c) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Securitization Income

Securitization income includes excess servicing and loan servicing fees, the gain from the sale of loan principal receivables recognized for new securitizations, and the net revaluation of the Corporation’s interest-only strip receivable. The Corporation has the rights to all excess revenue generated from the securitized loans arising after the trusts absorb the cost of funds, loan servicing fees and credit losses ("excess servicing fees"). The Corporation continues to service the securitized loans and receives an annual contractual servicing fee of approximately 2% of the investor principal outstanding ("loan servicing fees"). The Corporation recognizes a gain from the sale of loan principal receivables for new securitizations. Securitization income is also impacted by the net revaluation of the Corporation’s interest-only strip receivable as a result of changes in the estimated excess spread to be earned in the future and changes in projected loan payment rates and securitization transactions that are currently in their scheduled accumulation period. The accumulation period occurs when the trusts begin accumulating principal collections to make principal payments to the investors, instead of purchasing new loan principal receivables from the Corporation.

Securitization income increased $64.5 million or 3.8% to $1.8 billion and $272.3 million or 5.8% to $5.0 billion for the three and nine months ended September 30, 2004, as compared to $1.7 billion and $4.7 billion for the same periods in 2003, respectively. The components of securitization income are discussed separately below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. These items are discussed below.

Table 9 provides further detail regarding total excess servicing fees.

Table 9: Components of Total Excess Servicing Fees
(dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income on securitized loans	$2,467,085	$2,396,053	$7,261,380	$7,048,650
Interest expense on securitized loans	(507,976)	(401,034)	(1,359,951)	(1,220,797)
Net interest income on securitized loans	1,959,109	1,995,019	5,901,429	5,827,853
Other fee income on securitized loans	818,109	776,154	2,355,500	2,112,880
Net credit losses on securitized loans	(1,033,813)	(1,088,939)	(3,253,603)	(3,300,339)
Total securitization servicing fees	1,743,405	1,682,234	5,003,326	4,640,394
Loan servicing fees	(416,872)	(387,745)	(1,242,097)	(1,139,397)
Total excess servicing fees	$1,326,533	$1,294,489	$3,761,229	$3,500,997

Excess Servicing Fees

Excess servicing fees increased $32.0 million or 2.5% to $1.3 billion for the three months ended September 30, 2004, as compared to $1.3 billion for the same period in 2003. Excess servicing fees increased $260.2 million or 7.4% to $3.8 billion for the nine months ended September 30, 2004, as compared to $3.5 billion for the same period in 2003. The increase in excess servicing fees for the three months ended September 30, 2004, was a result of a decrease in net credit losses on securitized loans combined with an increase in other fee income earned on securitized loans, partially offset by a decrease in net interest income on securitized loans. The increase in excess servicing fees for the nine months ended September 30, 2004, was a result of increases in net interest income and other fee income on securitized loans combined with a decrease in net credit losses on securitized loans.

The net interest income earned on securitized loans decreased $35.9 million or 1.8% to $2.0 billion for the three months ended September 30, 2004, as compared to $2.0 billion for the same period in 2003. The net interest income earned on securitized loans increased $73.6 million or 1.3% to $5.9 billion for the nine months ended September 30, 2004, as compared to $5.8 billion for the same period in 2003. Securitized net interest income was affected by the growth in average securitized loans and changes in the net interest margin on securitized interest-earning assets.

Average securitized loans increased $5.0 billion or 6.1% to $87.6 billion and $6.2 billion or 7.6% to $86.9 billion for the three and nine months ended September 30, 2004, as compared to $82.6 billion and $80.7 billion for the same periods in 2003, respectively. This growth in average securitized loans is consistent with the overall growth in the Corporation’s average managed loans, which increased 6.8% and 8.5% for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively.

The net interest margin on securitized interest-earning assets decreased to 9.32% and 9.51% for the three and nine months ended September 30, 2004, as compared to 10.05% and 10.13% for the same periods in 2003, respectively. The securitized net interest margin represents securitized net interest income for the period expressed as a percentage of average securitized interest-earning assets. The decrease in the net interest margin on securitized interest-earning assets for the three and nine months ended September 30, 2004, was primarily a result of the decrease in the interest rate spread between securitized interest-earning assets and securitized interest-bearing liabilities. Refer to "Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Securitization Transactions on the Corporation’s Results" for a reconciliation of the Corporation’s net interest margin on securitized interest-earning assets to the net interest margin.

Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation’s securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 11.55% and 11.52% for the three and nine months ended September 30, 2004, as compared to 11.87% and 12.05% for the same periods in 2003, respectively. The decrease in the yield earned on average securitized loans reflects lower interest rates offered to attract and retain Customers and to grow managed loans, partially offset by a decrease in the amount of 0% promotional rate offers. The average interest rate paid to investors in the Corporation’s securitization transactions was 2.35% and 2.13% for the three and nine months ended September 30, 2004, as compared to 1.96% and 2.06% for the same periods in 2003, respectively. The interest rate paid to investors generally resets on a monthly basis. The increase in the average interest rate paid to investors reflects actions by the FOMC in the second and third quarter of 2004 that increased overall market interest rates.

Other fee income generated by securitized loans increased $42.0 million or 5.4% to $818.1 million and $242.6 million or 11.5% to $2.4 billion for the three and nine months ended September 30, 2004 as compared to $776.2 million and $2.1 billion for the same periods in 2003, primarily as a result of higher average securitized loans. The increase for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, is also attributable to an increase in the average fees assessed related to the implementation of modified fee structures.

Securitized net credit losses decreased $55.1 million or 5.1% to $1.0 billion and $46.7 million or 1.4% to $3.3 billion for the three and nine months ended September 30, 2004, as compared to $1.1 billion and $3.3 billion for the same periods in 2003, respectively. Although the Corporation’s average securitized loans increased, the net charge-off rate on securitized loans decreased 55 basis points to 4.72% and 46 basis points to 4.99% for the three and nine months ended September 30, 2004, as compared to 5.27% and 5.45% for the same periods in 2003, respectively. This decrease is consistent with the overall trend in the Corporation’s managed loan portfolio net credit loss ratio.

Excess servicing fees also declined as a result of the increase in loan servicing fees described below.

Loan Servicing Fees

Loan servicing fees during the three and nine months ended September 30, 2004 increased $29.1 million or 7.5% to $416.9 million and $102.7 million or 9.0% to $1.2 billion, as compared to $387.7 million and $1.1 billion for the same periods in 2003, respectively. This increase was a result of a $5.0 billion or 6.1% and $6.2 billion or 7.6% increase in the average securitized loans for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. This growth in average securitized loans reflects the overall growth in the Corporation’s average managed loans, which increased 6.8% and 8.5% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card, other consumer, and commercial loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net gain from securitization activity was $26.8 million during the three months ended September 30, 2004, as compared to a net gain of $23.5 million for the same period in 2003, resulting in an increase in securitization income of $3.3 million for the three months ended September 30, 2004. The net loss from securitization activity was $21.9 million during the nine months ended September 30, 2004, as compared to a $68.8 million net gain for the same period in 2003, resulting in a decrease in securitization income of $90.7 million for the nine months ended September 30, 2004.

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

The Corporation sold $2.7 billion and $10.2 billion of credit card loan principal receivables for the three and nine months ended September 30, 2004, respectively, as compared to $3.9 billion and $10.2 billion credit card and commercial loan principal receivables for the same periods in 2003.

Table 10 provides further detail on the gain from the sale of loan principal receivables for new securitization transactions.

Table 10: Gain from the Sale of Loan Principal Receivables for New Securitization Transactions
(dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Gain	$28,625	$48,277	$118,322	$131,902
Securitization transaction costs	(13,129)	(12,915)	(42,373)	(38,284)
Net of securitization transaction costs	$15,496	$35,362	$75,949	$93,618

Credit card and commercial loan principal receivables sold	$2,722,054	$3,903,120	$10,248,269	$10,200,062

Net Revaluation of Interest-Only Strip Receivable

Three Months Ended September 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $11.3 million gain for the three months ended September 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.07% at September 30, 2004, as compared to 5.01% at June 30, 2004. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.51% at September 30, 2004, as compared to 3.38% at June 30, 2004. The increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables and securitized other consumer loan principal receivables was primarily the result of an increase in projected recoveries on charged-off securitized loan principal receivables, combined with a decrease in projected charge-off rates. The Corporation is projecting increased recoveries on charged-off securitized loan principal receivables due to the success of increased collection efforts.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 15.22% at September 30, 2004, as compared to 15.38% at June 30, 2004. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.78% at September 30, 2004, as compared to 4.93% at June 30, 2004.

Three Months Ended September 30, 2003

The net revaluation of the interest-only strip receivable resulted in a $11.8 million loss for the three months ended September 30, 2003, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that were then in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.06% at September 30, 2003, as compared to 4.86% at June 30, 2003. The increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was the result of an increase in projected interest yields on securitized credit card loan principal receivables combined with the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable. This increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was offset by an increase in projected loan payment rates and securitization transactions that were then in their scheduled accumulation period. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.91% at September 30, 2003, as compared to 1.92% at June 30, 2003.

Nine Months Ended September 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $97.9 million loss for the nine months ended September 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.07% at September 30, 2004, as compared to 5.20% at December 31, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was the result of an increase in the projected interest rate paid to investors partially offset by an increase in projected interest yields and a decrease in the projected charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.51% at September 30, 2004, as compared to 1.95% at December 31, 2003. The increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was primarily the result of lower projected charge-off rates on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 15.22% at September 30, 2004, as compared to 14.49% at December 31, 2003. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.78% at September 30, 2004, as compared to 4.92% at December 31, 2003.

Nine Months Ended September 30, 2003

The net revaluation of the interest-only strip receivable resulted in a $24.9 million loss for the nine months ended September 30, 2003, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that were then in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.06% at September 30, 2003, as compared to 4.85% at December 31, 2002. The increase in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in the projected interest rate paid to investors, combined with lower projected charge-off rates on securitized credit card loan principal receivables, and the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable, partially offset by a decrease in projected interest yields. This increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was offset by an increase in securitization transactions that were then in their scheduled accumulation period. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 1.91% at September 30, 2003, as compared to .91% at December 31, 2002. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables combined with a decrease in the projected interest rate paid to investors, and the inclusion of projected express payment and returned check fees in the excess spread used to value the interest-only strip receivable.

"Note F: Off-Balance Sheet Asset Securitization" to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Interchange

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. Such fees are set annually by MasterCard International Incorporated ("MasterCard") and Visa U.S.A. Incorporated ("Visa").

Interchange income increased $19.4 million or 20.6% to $113.5 million and $34.0 million or 11.9% to $318.9 million for the three and nine months ended September 30, 2004, as compared to $94.1 million and $284.8 million for the same periods in 2003, respectively. The increase in interchange income for the three and nine months ended September 30, 2004 was primarily the result of an increase in cardholder sales volume, partially offset by an increase in the cost of rewards programs as a result of increased retail spending. Additionally in the second and third quarter of 2003, MasterCard and Visa increased their interchange rates in the U.S. Interchange income on securitized loans is included in securitization income. See "Regulatory and Other Matters - Interchange in the U.K." for a discussion of possible reductions in U.K. interchange.

Loan Fees

Loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees on credit card, other consumer, and commercial loans.

Credit Card Loan Fees

Credit card loan fees increased $14.6 million or 12.2% to $134.3 million and $51.4 million or 14.8% to $398.5 million for the three and nine months ended September 30, 2004, as compared to $119.6 million and $347.1 million for the same periods in 2003, respectively. The increase in credit card fees for the three and nine months ended September 30, 2004, was primarily the result of the growth in the Corporation’s outstanding loan receivables, an increase in the number of accounts, and a change in the timing of fee assessments. The increase in credit card fees for the nine months ended September 30, 2004 also increased as a result of an increase in the average fees assessed related to the implementation of a modified fee structure in the first quarter of 2003, which included higher late and overlimit fees. Credit card loan fees on securitized loans are included in securitization income.

Other Consumer Loan Fees

Other consumer loan fees increased $17.7 million or 60.6% to $46.9 million and $39.9 million or 47.4% to $124.0 million for the three and nine months ended September 30, 2004, as compared to $29.2 million and $84.1 million for the same periods in 2003, respectively. The increase in other consumer loan fees for the three and nine months ended September 30, 2004 was primarily the result of an in increase in the average cash advance fees assessed related to the implementation of a modified fee structure in the first quarter of 2004, which included the removal of the maximum fee amount that could be assessed on unsecured lending products. Other consumer loan fees on securitized loans are included in securitization income.

Commercial Loan Fees

Commercial loan fees increased $6.9 million or 62.1% to $18.0 million and $19.2 million or 60.6% to $50.9 million for the three and nine months ended September 30, 2004, as compared to $11.1 million and $31.7 million for the same periods in 2003, respectively. The increase in commercial loan fees for the three and nine months ended September 30, 2004, was primarily the result of the growth in the Corporation’s outstanding business card loan receivables, an increase in the number of accounts, a change in the timing of fee assessments, and an increase in the average fees assessed related to the implementation of a modified fee structure, which included higher late and overlimit fees on the Corporation’s business card loans. Commercial loan fees on securitized loans are included in securitization income.

Insurance Income

The Corporation’s insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income decreased $16.9 million or 10.1% to $149.6 million for the nine months ended September 30, 2004, as compared to $166.5 million for the same period in 2003. The decrease for the nine months ended September 30, 2004 was primarily the result of an increase in the percentage of MBNA Europe’s securitized loans to managed loans, while managed insurance income remained relatively stable. Insurance income on securitized loans is included in securitization income.

Other

Other income increased $9.7 million or 62.4% to $25.2 million and $29.6 million or 60.4% to $78.5 million for the three and nine months ended September 30, 2004, as compared to $15.5 million and $48.9 million for the same periods in 2003, respectively. The increase for the three and nine months ended September 30, 2004, was primarily a result of income related to derivatives. The increase for the nine months ended September 30, 2004 was also a result of the income received on a federal tax refund.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, and other operating expense.

Total other operating expense increased $81.3 million or 6.4% to $1.3 billion and $372.1 million or 9.8% to $4.2 billion for the three and nine months ended September 30, 2004, as compared to $1.3 billion and $3.8 billion for the same periods in 2003, respectively. The growth in other operating expense reflects the Corporation’s continued investment in attracting, servicing, and retaining domestic and foreign Customers.

The Corporation added 7.2 million new accounts during the nine months ended September 30, 2004, compared to 8.0 million new accounts for the same period in 2003. The Corporation added 126 new endorsements from organizations during the nine months ended September 30, 2004, compared to 310 new endorsements for the same period in 2003.

Salaries and Employee Benefits

Salaries and employee benefits increased $29.1 million or 5.6% to $545.1 million and $111.4 million or 7.2% to $1.7 billion for the three and nine months ended September 30, 2004, as compared to $516.0 million and $1.6 billion for the same periods in 2003, respectively. This increase is primarily related to additional full-time equivalent employees and increased employee salary levels and benefit costs, offset by a decrease in the Corporation’s anticipated incentive compensation payout.

At September 30, 2004 and 2003, the Corporation had approximately 26,900 and 25,500 full-time equivalent employees, respectively.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation’s noncontributory defined benefit pension plan ("Pension Plan") and the supplemental executive retirement plan ("SERP") of $25.8 million and $77.5 million for the three and nine months ended September 30, 2004, respectively, as compared to $24.0 million and $73.0 million for the same periods in 2003. The Corporation anticipates, based on current conditions, that net periodic benefit cost for the Pension Plan and the SERP will increase by $7.3 million in 2004 because of a lower assumed discount rate and normal operations of the plans, partially offset by a lower assumed rate of compensation increase. For the nine months ended September 30, 2004, the Corporation has contributed the maximum tax deductible contribution to the Pension Plan in 2004, which is approximately $69 million.

For 2004, the Corporation reduced the discount rate used to determine the net periodic benefit cost for both the Pension Plan and the SERP plan to 6.00% from 6.75% in 2003, to reflect the current interest rate environment.

For 2004, the Corporation reduced the expected rate of compensation increase used to determine the net periodic benefit cost for both the Pension Plan and the SERP plan to 5.00% from 5.50% in 2003 after re-evaluating the expected future rate of compensation increases. This change was made to reflect the long-term expectation of compensation rate increases.

"Note J: Employee Benefits" to the consolidated financial statements provides further detail regarding the Corporation’s employee benefits for the three and nine months ended September 30, 2004 and 2003. "Note 22: Employee Benefits" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s employee benefits.

Furniture and Equipment Expense

Furniture and equipment expense increased $17.8 million or 20.3% to $105.9 million and $32.2 million or 12.3% to $294.0 million for the three and nine months ended September 30, 2004, as compared to $88.1 million and $261.7 million for the same periods in 2003. The increase is primarily related to increased software amortization costs as a result of the implementation of SSE in the second quarter of 2004.

Other Expense Component of Other Operating Expense

The other expense component of other operating expense increased $31.7 million or 5.1% to $651.0 million and $223.0 million or 12.1% to $2.1 billion for the three and nine months ended September 30, 2004, as compared to $619.3 million and $1.8 billion for the same periods in 2003, respectively. Certain components of the other expense component of other operating expense are discussed separately below.

Table 11 provides further detail regarding the Corporation’s other operating expenses.

Table 11: Other Expense Component of Other Operating Expense
(dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Purchased services	$145,574	$143,006	$490,055	$427,357
Advertising	96,775	99,587	307,787	307,238
Collection	28,625	21,793	78,897	55,774
Stationery and supplies	10,609	10,954	30,949	29,945
Service bureau	25,725	20,939	69,960	60,060
Postage and delivery	102,645	109,279	349,505	334,176
Telephone usage	22,803	22,784	66,585	66,208
Loan receivable fraud losses	41,267	35,057	111,754	102,056
Amortization of intangible assets	114,762	108,570	335,503	304,880
Other	62,207	47,284	223,902	154,200
Total other expense	$650,992	$619,253	$2,064,897	$1,841,894

Purchased Services

Purchased services increased $62.7 million or 14.7% to $490.1 million for the nine months ended September 30, 2004, as compared to $427.4 million for the same period in 2003. The increase in purchased services primarily reflects payments to endorsing organizations for marketing efforts they perform on the Corporation’s behalf to activate new accounts after they have been originated.

Collection

Collection expense increased $6.8 million or 31.3% to $28.6 million and $23.1 million or 41.5% to $78.9 million for the three and nine months ended September 30, 2004, as compared to $21.8 million and $55.8 million for the same periods in 2003, respectively. The increase in collection expense is primarily related to increased collection attorney fees associated with strategic initiatives to reduce net charge-off rates.

Amortization of Intangible Assets

Amortization of intangible assets increased $6.2 million or 5.7% to $114.8 million and $30.6 million or 10.0% to $335.5 million for the three and nine months ended September 30, 2004, as compared to $108.6 million and $304.9 million for the same periods in 2003, respectively. The increases for the three and nine months ended September 30, 2004, reflect an increase in loan portfolio and business acquisition activity in recent years.

Other

Other expense increased $14.9 million or 31.6% to $62.2 million the three months ended September 30, 2004, as compared to $47.3 million for the same period in 2003. The increase in other expense for the three months ended September 30, 2004 was primarily related to an increase in the operating losses associated with community reinvestment equity interests and a decrease in the market value of company owned life insurance, as compared to an increase in the market value for the same period in 2003.

Other expense increased $69.7 million or 45.2% to $223.9 million for the nine months ended September 30, 2004, as compared to $154.2 million for the same period in 2003. The increase in other expense for the nine months ended September 30, 2004 was related to losses recorded on sales of fixed assets and the write down to fair market value of certain fixed assets that the Corporation intends to sell, an increase in the operating losses associated with community reinvestment equity interests, and the market value of company owned life insurance increasing at a slower rate than in the same period in 2003.

Income Taxes

The Corporation's income taxes increased $48.7 million to $420.9 million and $91.1 million to $1.0 billion for the three and nine months ended September 30, 2004, as compared to $372.2 million and $923.5 million for the same periods in 2003, respectively. These amounts represent an effective tax rate of 36.6% and 34.7% for the three and nine months ended September 30, 2004, respectively, as compared to 36.1% for the same periods in 2003. The increase in the effective tax rate for the three months ended September 30, 2004 was primarily driven by a decrease in earnings from the Corporation’s foreign subsidiaries, which are taxed at lower rates, as a percentage of Corporation’s consolidated earnings. The reduction for the nine months ended September 30, 2004 in the effective tax rate was primarily driven by favorable resolutions of examination issues at the federal and state levels. The favorable resolutions of examination issues at the federal and state levels reduced income tax expense recorded in the second quarter of 2004 by $32.5 million.

Loan Quality

The Corporation’s loan quality at any time reflects, among other factors, the credit quality of the Corporation’s loans, the success of the Corporation’s collection efforts, the relative mix of credit card, other consumer, and commercial loans held by the Corporation, the seasoning of the Corporation’s loans, and general economic conditions. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize.

Credit card, business card, and other consumer loans are evaluated for loan quality in the same manner, as they have similar loan quality characteristics. Commercial insurance premium financing loans and professional practice financing loans were acquired as part of the PCL and SFS acquisitions in the first quarter of 2004. Certain commercial loans are evaluated on a loan by loan basis, based on size and other factors. When indicated by that loan by loan evaluation, specific reserve allocations are made to reflect identified losses. See "Note K: Acquisitions" to the consolidated financial statements for further detail regarding the PCL and SFS acquisitions.

The Corporation’s financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation’s loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation’s loan quality varies according to type, as well as the geographic location, of loans. Domestic other consumer loan receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card and domestic commercial loan receivables. Foreign loan receivables typically have a lower delinquency and charge-off rate than the Corporation’s domestic loan receivables. The Corporation considers the levels of delinquent loans, renegotiated loans, re-aged loans, and other factors, including historical results, in determining the appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees. The following loan quality discussion includes credit risk, delinquencies, renegotiated loan programs, which include nonaccrual loans and reduced-rate loans, re-aged loans, net credit losses, the reserve and provision for possible credit losses, and the estimate of uncollectible accrued interest and fees. See "Critical Accounting Policies-Reserve For Possible Credit Losses" and "Revenue Recognition" to the consolidated financial statements for further discussion.

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

Management attempts to manage credit risk through a variety of techniques, including prudent underwriting of applications for credit and review of credit risk for portfolios of loans that are acquired, setting and managing appropriate credit line amounts, monitoring account usage and, where appropriate, blocking use of accounts and working with Customers with past-due balances to help them manage their accounts and to collect past-due amounts. These efforts are described under "Business" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

The level of the Corporation’s credit risk is affected by the Corporation’s marketing and credit underwriting strategies. The Corporation markets its products through endorsements from associations, financial institutions, and other organizations. Through this endorsed marketing strategy and the Corporation’s underwriting of loan applications, the Corporation attempts to attract quality loan applicants and offer optimal, appropriate credit lines on accounts and periodic credit-line increases, resulting in higher usage and average account balances. When Customers experience financial difficulties, however, the higher usage and average account balances will result in higher average balances for accounts that charge off. The Corporation attempts to control this risk through blocking the use of accounts or reducing credit lines. The Corporation may also set or increase the interest rate charged on accounts to compensate for increased credit risk. For example, as discussed under "Loan Quality - Delinquencies" below, the Corporation generally charges higher interest rates on domestic other consumer loan receivables because these receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card and domestic commercial loan receivables. The Corporation also assesses certain fees, such as late and overlimit fees, to encourage Customers to pay and manage their accounts responsibly and to compensate the Corporation for the additional risk associated with delinquency and overlimit activity on the Customers’ accounts.

Credit quality and the impact of credit losses on the Corporation’s financial condition and results of operations are discussed below.

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation’s delinquent loans. Delinquency as a percentage of the Corporation's loan receivables was 3.45% at September 30, 2004, as compared to 3.84% at December 31, 2003. The Corporation's delinquency as a percentage of managed loans was 4.11% at September 30, 2004, as compared to 4.39% at December 31, 2003.

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

The decrease in delinquency on domestic loans at September 30, 2004 as compared to December 31, 2003, was a result of improving asset quality trends, enhanced collection strategies, and an improved economy, while the increase in delinquency on foreign loans was primarily a result of continued seasoning of the foreign portfolio and the adjustment of collection strategies to concentrate on later stage delinquency.

Table 12 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Table 12: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)
	September 30, 2004		December 31, 2003

Loan Receivables:
Loan receivables outstanding	$32,141,122		$33,624,077
Loan receivables delinquent:
30 to 59 days	$371,624	1.16%	$429,266	1.28%
60 to 89 days	254,509.79		277,928.83
90 or more days (c)	481,676	1.50	582,605	1.73
Total loan receivables delinquent	$1,107,809	3.45%	$1,289,799	3.84%
Loan receivables delinquent by geographic area:
Domestic (d):
Credit card	$593,850	4.11%	$759,697	4.34%
Other consumer	280,061	4.98	333,589	5.95
Commercial	40,938	1.63	21,333	1.65
Total domestic	914,849	4.05	1,114,619	4.57
Foreign (d):
Credit card	113,075	2.11	124,892	1.85
Other consumer	57,710	1.87	49,895	2.06
Commercial	22,175	1.95	393	1.03
Total foreign	192,960	2.01	175,180	1.90
Total loan receivables delinquent by geographic area	$1,107,809	3.45	$1,289,799	3.84
Securitized Loans:
Securitized loans outstanding	$85,672,350		$84,869,483
Securitized loans delinquent:
30 to 59 days	$1,231,079	1.44%	$1,235,230	1.46%
60 to 89 days	834,278.97		818,356.96
90 or more days (c)	1,673,469	1.95	1,860,265	2.19
Total securitized loans delinquent	$3,738,826	4.36%	$3,913,851	4.61%
Securitized loans delinquent by geographic area:
Domestic (d):
Credit card	$2,998,200	4.60%	$3,207,710	4.82%
Other consumer	312,784	5.52	351,655	6.20
Commercial	33,440	3.32	36,802	3.65
Total domestic	3,344,424	4.65	3,596,167	4.91
Foreign (d):
Credit card	394,402	2.86	317,684	2.74
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	394,402	2.86	317,684	2.74
Total securitized loans delinquent by geographic area	$3,738,826	4.36	$3,913,851	4.61

Table 12: Delinquent Loans (a) (b) - continued
(dollars in thousands) (unaudited)

	September 30, 2004		December 31, 2003
Managed Loans:
Managed loans outstanding	$117,813,472		$118,493,560
Managed loans delinquent:
30 to 59 days	$1,602,703	1.36%	$1,664,496	1.40%
60 to 89 days	1,088,787.92		1,096,284.93
90 or more days (c)	2,155,145	1.83	2,442,870	2.06
Total managed loans delinquent	$4,846,635	4.11%	$5,203,650	4.39%
Managed loans delinquent by geographic area:
Domestic (d):
Credit card	$3,592,050	4.51%	$3,967,407	4.72%
Other consumer	592,845	5.25	685,244	6.07
Commercial	74,378	2.12	58,135	2.53
Total domestic	4,259,273	4.51	4,710,786	4.82
Foreign (d):
Credit card	507,477	2.65	442,576	2.41
Other consumer	57,710	1.87	49,895	2.06
Commercial	22,175	1.95	393	1.03
Total foreign	587,362	2.52	492,864	2.37
Total managed loans delinquent by geographic area	$4,846,635	4.11	$5,203,650	4.39

(a) Amounts exclude nonaccrual loans, which are presented in Table 14.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) See Table 13 for further detail on accruing loans past due 90 days or more.
(d) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Accruing Loans Past Due 90 Days Or More

Table 13 presents further detail on the Corporation's accruing loan receivables past due 90 days or more included in Table 12 and includes a reconciliation to the accruing managed loans past due 90 days or more.

Table 13: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands)(unaudited)

	September 30, 2004	December 31, 2003
Loan Receivables:
Domestic (d):
Credit card	$263,670	$358,786
Other consumer	134,171	163,701
Commercial	19,372	7,496
Total domestic	417,213	529,983
Foreign (d):
Credit card	37,476	41,669
Other consumer	14,059	10,838
Commercial	12,928	115
Total foreign	64,463	52,622
Total loan receivables	$481,676	$582,605
Securitized Loans:
Domestic (d):
Credit card	$1,359,597	$1,545,233
Other consumer	150,946	174,314
Commercial	18,222	18,486
Total domestic	1,528,765	1,738,033
Foreign (d):
Credit card	144,704	122,232
Other consumer	-	-
Commercial	-	-
Total foreign	144,704	122,232
Total securitized loans	$1,673,469	$1,860,265
Managed Loans:
Domestic (d):
Credit card	$1,623,267	$1,904,019
Other consumer	285,117	338,015
Commercial	37,594	25,982
Total domestic	1,945,978	2,268,016
Foreign (d):
Credit card	182,180	163,901
Other consumer	14,059	10,838
Commercial	12,928	115
Total foreign	209,167	174,854
Total managed loans	$2,155,145	$2,442,870

(a) Amounts exclude nonaccrual loans, which are presented in Table 14.
(b) This Table provides further detail on 90 days or more delinquent loans presented in Table 12.
(c) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(d) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Nonaccrual Loans

On a case-by-case basis, management determines whether an account should be placed on nonaccrual status. When loans are classified as nonaccrual, interest is no longer billed to the Customer.

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .31% at September 30, 2004, as compared to .30% at December 31, 2003. Nonaccrual managed loans as a percentage of ending managed loans were .28% at September 30, 2004, as compared to .23% at December 31, 2003. The decrease in domestic nonaccrual managed loans was primarily the result of a reduction in the number of nonaccrual loan programs offered to domestic Customers as the Corporation relied more on reduced-rate loans as part of the domestic Customer collection strategies. The increase in foreign nonaccrual managed loans was a result of MBNA Europe placing more loans on nonaccrual status to comply with U.K. specific regulatory requirements and a decrease in the usage of reduced-rate loans as part of its collection strategies. Table 15 provides further information on the Corporation’s reduced-rate loans.

Table 14 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 14: Nonaccrual Loans (a) (b)
(dollars in thousands)(unaudited)
	September 30, 2004	December 31, 2003
Loan Receivables:
Domestic (c):
Credit card	$3,411	$11,298
Other consumer	530	1,053
Commercial	4,107	1,816
Total domestic	8,048	14,167
Foreign (c):
Credit card	85,576	80,352
Other consumer	5,042	4,903
Commercial	154	29
Total foreign	90,772	85,284
Total loan receivables	$98,820	$99,451
Nonaccrual loan receivables as a percentage of ending loan receivables	.31%	.30%

Securitized Loans:
Domestic (c):
Credit card	$16,000	$45,097
Other consumer	571	1,050
Commercial	2,347	2,675
Total domestic	18,918	48,822
Foreign (c):
Credit card	214,595	129,140
Other consumer	-	-
Commercial	-	-
Total foreign	214,595	129,140
Total securitized loans	$233,513	$177,962
Nonaccrual securitized loans as a percentage of ending securitized loans	.27%	.21%

Managed Loans:
Domestic (c):
Credit card	$19,411	$56,395
Other consumer	1,101	2,103
Commercial	6,454	4,491
Total domestic	26,966	62,989
Foreign (c):
Credit card	300,171	209,492
Other consumer	5,042	4,903
Commercial	154	29
Total foreign	305,367	214,424
Total managed loans	$332,333	$277,413
Nonaccrual managed loans as a percentage of ending managed loans	.28%	.23%

(a) Although nonaccrual loans are charged off consistent with the Corporation’s charge-off policy as described in "Loan Quality - Net Credit Losses," nonaccrual loans are not included in the delinquent loans presented in Tables 12 and 13 and reduced-rate loans which are presented in Table 15.

(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Reduced-rate loan receivables as a percentage of the Corporation’s ending loan receivables were 1.70% at September 30, 2004 and December 31, 2003. Reduced-rate managed loans as a percentage of ending managed loans were 2.22% at September 30, 2004, as compared to 2.03% at December 31, 2003. The decrease in foreign reduced-rate loans was a result of decreased usage of reduced-rate loans as MBNA Europe relied more on nonaccrual loans as part of its collection strategies.

The increase in domestic reduced-rate managed loans was a result of increased usage of reduced-rate loans as part of the domestic Customer collection strategies. The decrease in domestic reduced-rate loan receivables was primarily a result of an increase in domestic reduced-rate securitized loans.

Table 15 presents the Corporation’s reduced-rate loan receivables and includes a reconciliation to the reduced-rate managed loans.

Table 15: Reduced-Rate Loans (a) (b)
(dollars in thousands)(unaudited)

	September 30, 2004	December 31, 2003
Loan Receivables:
Domestic (c):
Credit card	$399,215	$407,119
Other consumer	130,029	131,008
Commercial	3,576	3,077
Total domestic	532,820	541,204
Foreign (c):
Credit card	13,304	31,402
Other consumer	39	44
Commercial	-	-
Total foreign	13,343	31,446
Total loan receivables	$546,163	$572,650
Reduced-rate loan receivables as a percentage of ending loan receivables	1.70%	1.70%

Securitized Loans:
Domestic (c):
Credit card	$1,866,086	$1,622,245
Other consumer	140,128	139,476
Commercial	4,032	4,476
Total domestic	2,010,246	1,766,197
Foreign (c):
Credit card	54,160	66,009
Other consumer	-	-
Commercial	-	-
Total foreign	54,160	66,009
Total securitized loans	$2,064,406	$1,832,206
Reduced-rate securitized loans as a percentage of ending securitized loans	2.41%	2.16%

Managed Loans:
Domestic (c):
Credit card	$2,265,301	$2,029,364
Other consumer	270,157	270,484
Commercial	7,608	7,553
Total domestic	2,543,066	2,307,401
Foreign (c):
Credit card	67,464	97,411
Other consumer	39	44
Commercial	-	-
Total foreign	67,503	97,455
Total managed loans	$2,610,569	$2,404,856
Reduced-rate managed loans as a percentage of ending managed loans	2.22%	2.03%

(a) Reduced-rate loans presented in this Table exclude accruing loans past due 90 days or more and nonaccrual loans, which are presented in Tables 13 and 14, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Re-ages can have the effect of delaying charge-offs. There were $137.3 million and $459.3 million of loan receivables re-aged during the three and nine months ended September 30, 2004, compared to $158.5 million and $542.7 million for the same periods in 2003, respectively. Managed loans re-aged during the three and nine months ended September 30, 2004 were $589.0 million and $2.0 billion, as compared to $622.8 million and $2.2 billion for the same periods in 2003, respectively. Of those accounts that were re-aged during the three months ended September 30, 2003, approximately 23% returned to delinquency status and approximately 20% charged off by September 30, 2004.

The decrease in domestic re-aged amounts for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, was the result of changes in re-age practices implemented by the Corporation during 2002 and 2003, which reduced the number of accounts that qualified for re-age. The increase in foreign managed re-aged amounts for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was the result of the increase in foreign managed loans since September 30, 2003.

Table 16 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed re-aged amounts.

Table 16: Re-aged Amounts (a)
(dollars in thousands)(unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Loan Receivables Re-aged Amounts
Domestic (b):
Credit card	$74,959	$77,051	$259,682	$280,062
Other consumer	35,017	48,236	124,704	183,558
Commercial	1,455	1,482	3,704	7,083
Total domestic	111,431	126,769	388,090	470,703
Foreign (b):
Credit card	16,046	23,756	48,942	50,975
Other consumer	9,852	8,020	22,228	20,988
Commercial	10	-	10	-
Total foreign	25,908	31,776	71,180	71,963
Total loan receivables re-aged amounts	$137,339	$158,545	$459,270	$542,666

Securitized Loan Re-aged Amounts
Domestic (b):
Credit card	$365,548	$371,300	$1,247,643	$1,340,616
Other consumer	37,960	47,115	123,474	177,812
Commercial	1,019	1,572	3,695	4,301
Total domestic	404,527	419,987	1,374,812	1,522,729
Foreign (b):
Credit card	47,183	44,313	128,286	101,720
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	47,183	44,313	128,286	101,720
Total securitized loan re-aged amounts	$451,710	$464,300	$1,503,098	$1,624,449

Managed Loan Re-aged Amounts
Domestic (b):
Credit card	$440,507	$448,351	$1,507,325	$1,620,678
Other consumer	72,977	95,351	248,178	361,370
Commercial	2,474	3,054	7,399	11,384
Total domestic	515,958	546,756	1,762,902	1,993,432
Foreign (b):
Credit card	63,229	68,069	177,228	152,695
Other consumer	9,852	8,020	22,228	20,988
Commercial	10	-	10	-
Total foreign	73,091	76,089	199,466	173,683
Total managed loan re-aged amounts	$589,049	$622,845	$1,962,368	$2,167,115

(a) Re-aged loans that returned to delinquency status are included in the delinquency amounts presented in Tables 12 and 13, provided that the loans have not charged off.
(b) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

Loan receivables net credit losses decreased $3.2 million to $330.5 million for the three months ended September 30, 2004, as compared to $333.6 million for the same period in 2003. Net credit losses as a percentage of average loan receivables were 4.28% for the three months ended September 30, 2004, as compared to 4.70% for the same period in 2003. Managed net credit losses decreased $58.3 million to $1.4 billion for the three months ended September 30, 2004, as compared to $1.4 billion for the same period in 2003. The Corporation’s managed net credit losses as a percentage of average managed loans for the three months ended September 30, 2004, were 4.61%, as compared to 5.13% for the same period in 2003.

Loan receivables net credit losses increased $4.4 million to $1.0 billion for the nine months ended September 30, 2004, as compared to $1.0 billion for the same period in 2003. Net credit losses as a percentage of average loan receivables were 4.44% for the nine months ended September 30, 2004, as compared to 4.91% for the same period in 2003. Managed net credit losses decreased $42.4 million to $4.3 billion for the nine months ended September 30, 2004, as compared to $4.3 billion for the same period in 2003. The Corporation’s managed net credit losses as a percentage of average managed loans for the nine months ended September 30, 2004 were 4.85%, as compared to 5.31% for the same period in 2003.

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

The decreases in domestic credit card net credit loss ratios for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, primarily reflect the Corporation’s improving asset quality trends, enhanced collection strategies, and an improved economy.

Table 17 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

Table 17: Net Credit Loss Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables:
Domestic (a):
Credit card	$150,729	$13,798,932	4.37%	$163,231	$13,673,873	4.77%
Other consumer	96,643	5,576,609	6.93	115,599	6,152,316	7.52
Commercial	18,420	2,448,625	3.01	6,255	929,519	2.69
Total domestic	265,792	21,824,166	4.87	285,085	20,755,708	5.49
Foreign (a):
Credit card	34,084	4,807,145	2.84	32,504	5,495,228	2.37
Other consumer	26,577	3,089,871	3.44	16,007	2,095,940	3.05
Commercial	4,018	1,155,585	1.39	43	21,392.80
Total foreign	64,679	9,052,601	2.86	48,554	7,612,560	2.55
Total loan receivables	$330,471	$30,876,767	4.28	$333,639	$28,368,268	4.70
Securitized Loans:
Domestic (a):
Credit card	$802,422	$67,292,128	4.77%	$863,926	$65,892,490	5.24%
Other consumer	105,002	5,669,159	7.41	123,717	5,681,166	8.71
Commercial	13,069	1,007,707	5.19	11,962	854,539	5.60
Total domestic	920,493	73,968,994	4.98	999,605	72,428,195	5.52
Foreign (a):
Credit card	113,320	13,657,079	3.32	89,334	10,197,854	3.50
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	113,320	13,657,079	3.32	89,334	10,197,854	3.50
Total securitized loans	$1,033,813	$87,626,073	4.72	$1,088,939	$82,626,049	5.27
Managed Loans:
Domestic (a):
Credit card	$953,151	$81,091,060	4.70%	$1,027,157	$79,566,363	5.16%
Other consumer	201,645	11,245,768	7.17	239,316	11,833,482	8.09
Commercial	31,489	3,456,332	3.64	18,217	1,784,058	4.08
Total domestic	1,186,285	95,793,160	4.95	1,284,690	93,183,903	5.51
Foreign (a):
Credit card	147,404	18,464,224	3.19	121,838	15,693,082	3.11
Other consumer	26,577	3,089,871	3.44	16,007	2,095,940	3.05
Commercial	4,018	1,155,585	1.39	43	21,392.80
Total foreign	177,999	22,709,680	3.14	137,888	17,810,414	3.10
Total managed loans	$1,364,284	$118,502,840	4.61	$1,422,578	$110,994,317	5.13

Table 17: Net Credit Loss Ratio - continued
(dollars in thousands) (unaudited)
	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables:
Domestic (a):
Credit card	$472,212	$14,041,349	4.48%	$487,364	$13,505,672	4.81%
Other consumer	322,645	5,532,021	7.78	363,675	6,186,631	7.84
Commercial	37,936	2,045,296	2.47	26,540	1,073,409	3.30
Total domestic	832,793	21,618,666	5.14	877,579	20,765,712	5.63
Foreign (a):
Credit card	114,699	5,296,284	2.89	97,111	5,034,368	2.57
Other consumer	73,958	2,988,303	3.30	50,386	2,030,627	3.31
Commercial	8,062	1,012,230	1.06	73	11,630.84
Total foreign	196,719	9,296,817	2.82	147,570	7,076,625	2.78
Total loan receivables	$1,029,512	$30,915,483	4.44	$1,025,149	$27,842,337	4.91
Securitized Loans:
Domestic (a):
Credit card	$2,558,403	$67,394,318	5.06%	$2,637,806	$64,718,129	5.43%
Other consumer	338,141	5,670,672	7.95	383,186	5,683,837	8.99
Commercial	39,713	1,007,781	5.25	23,933	622,067	5.13
Total domestic	2,936,257	74,072,771	5.29	3,044,925	71,024,033	5.72
Foreign (a):
Credit card	317,346	12,814,572	3.30	255,414	9,695,461	3.51
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	317,346	12,814,572	3.30	255,414	9,695,461	3.51
Total securitized loans	$3,253,603	$86,887,343	4.99	$3,300,339	$80,719,494	5.45
Managed Loans:
Domestic (a):
Credit card	$3,030,615	$81,435,667	4.96%	$3,125,170	$78,223,801	5.33%
Other consumer	660,786	11,202,693	7.86	746,861	11,870,468	8.39
Commercial	77,649	3,053,077	3.39	50,473	1,695,476	3.97
Total domestic	3,769,050	95,691,437	5.25	3,922,504	91,789,745	5.70
Foreign (a):
Credit card	432,045	18,110,856	3.18	352,525	14,729,829	3.19
Other consumer	73,958	2,988,303	3.30	50,386	2,030,627	3.31
Commercial	8,062	1,012,230	1.06	73	11,630.84
Total foreign	514,065	22,111,389	3.10	402,984	16,772,086	3.20
Total managed loans	$4,283,115	$117,802,826	4.85	$4,325,488	$108,561,831	5.31

(a) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

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

The Corporation’s reserve for possible credit losses at September 30, 2004 decreased $74.5 million from December 31, 2003. The reserve for possible credit losses was $1.1 billion at September 30, 2004, as compared to $1.2 billion at December 31, 2003. The provision for possible credit losses decreased $60.7 million or 18.2% to $273.4 million and $168.4 million or 15.9% to $890.1 million for the three and nine months ended September 30, 2004, as compared to $334.1 million and $1.1 billion for the same periods in 2003, respectively. The decrease in the reserve for possible credit losses and the related provision for possible credit losses was a result of improving asset quality trends, enhanced collection strategies, and an improved economy. These trends include improved delinquency and charge-off ratios. The Corporation has increased the reserve for possible credit losses and the related provision for possible credit losses on its foreign loans due to an increasing trend in delinquencies and its projection of probable net credit losses, along with an increase in acquired reserves.

The Corporation recorded acquired reserves for possible credit losses for loan portfolio acquisitions of $1.4 million and $63.8 million (including $22.0 million and $21.4 million recorded in connection with the PCL and SFS acquisitions, respectively) for the three and nine months ended September 30, 2004, respectively, as compared to $2.7 million and $28.7 million for the same periods in 2003, respectively.

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

Table 18: Reserve for Possible Credit Losses
(dollars in thousands)(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Reserve for possible credit losses, beginning of period	$1,196,304	$1,175,256	$1,216,316	$1,111,299
Reserves acquired:
Domestic	1,241	2,046	39,727	26,677
Foreign	175	642	24,067	2,023
Total reserves acquired	1,416	2,688	63,794	28,700
Provision for possible credit losses:
Domestic	221,700	304,719	673,549	926,312
Foreign	51,687	29,345	216,556	132,232
Total provision for possible credit losses	273,387	334,064	890,105	1,058,544
Foreign currency translation	1,203	1,626	1,136	6,601
Credit losses:
Domestic (a):
Credit card	(164,189)	(175,242)	(511,141)	(523,859)
Other consumer	(104,069)	(122,527)	(345,431)	(387,200)
Commercial	(18,719)	(6,937)	(39,354)	(28,426)
Total domestic credit losses	(286,977)	(304,706)	(895,926)	(939,485)
Foreign (a):
Credit card	(39,180)	(38,144)	(130,601)	(114,042)
Other consumer	(30,293)	(18,758)	(84,105)	(57,888)
Commercial	(4,022)	(43)	(8,068)	(74)
Total foreign credit losses	(73,495)	(56,945)	(222,774)	(172,004)
Total credit losses	(360,472)	(361,651)	(1,118,700)	(1,111,489)
Recoveries:
Domestic (a):
Credit card	13,460	12,011	38,929	36,495
Other consumer	7,426	6,928	22,786	23,525
Commercial	299	682	1,418	1,886
Total domestic recoveries	21,185	19,621	63,133	61,906
Foreign (a):
Credit card	5,096	5,640	15,902	16,931
Other consumer	3,716	2,751	10,147	7,502
Commercial	4	-	6	1
Total foreign recoveries	8,816	8,391	26,055	24,434
Total recoveries	30,001	28,012	89,188	86,340
Net credit losses	(330,471)	(333,639)	(1,029,512)	(1,025,149)
Reserve for possible credit losses, end of period	$1,141,839	$1,179,995	$1,141,839	$1,179,995

(a) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Estimate of Uncollectible Accrued Interest And Fees

The Corporation adjusts the amount of interest and fee income on loan receivables recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement amounts, loan receivables, and accrued income receivable. The estimate of uncollectible accrued interest and fees is based on a migration analysis of delinquent and current loan receivables that may progress through the various delinquency stages and ultimately charge off. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that may progress through the various delinquency stages and ultimately charge off.

The differences between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue were $256.8 million and $796.4 million for the three and nine months ended September 30, 2004, as compared to $298.6 million and $895.8 million for the same periods in 2003, respectively.

The difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue for domestic loans decreased $50.8 million and $135.7 million for the three and nine months ended September 30, 2004, respectively, due to improved delinquencies, compared to the same periods in 2003.

The difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue for foreign loans increased $8.9 million and $36.3 million for the three and nine months ended September 30, 2004, respectively, due to changes in the estimated value of the collectible amount of interest and fees on the Corporation’s foreign loans, compared to the same periods in 2003.

Table 19 presents the domestic and foreign amounts for the difference between the amounts of interest and fees the Corporation was contractually entitled to and the amounts recognized as revenue.

Table 19: Difference Between the Amounts of Interest and Fees the Corporation was Contractually Entitled to and the Amounts Recognized as Revenue (a)
(dollars in thousands)(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Domestic	$225,715	$276,474	$699,122	$834,826
Foreign	31,039	22,107	97,298	61,022
Total	$256,754	$298,581	$796,420	$895,848

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

The Corporation's, the Bank's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2004, and December 31, 2003, the Corporation's, the Bank's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 20, have been computed in accordance with regulatory accounting practices. At September 30, 2004, no conditions or events have occurred that changed the Corporation’s classification as "adequately capitalized" and the Bank’s or MBNA Delaware’s classification as "well-capitalized."

Table 20: Regulatory Capital Ratios

	September 30, 2004	December 31, 2003	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)
MBNA Corporation
Tier 1	20.69%	18.47%	4.00%	(a	)
Total	24.30	22.18	8.00	(a	)
Leverage	21.55	20.52	4.00	(a	)

MBNA America Bank, N.A.
Tier 1	20.04	16.38	4.00	6.00%
Total	23.81	20.13	8.00	10.00
Leverage	20.49	18.52	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	16.83	28.38	4.00	6.00
Total	18.13	29.75	8.00	10.00
Leverage	16.62	32.47	4.00	5.00

(a) Not applicable for bank holding companies.

MBNA Delaware’s Tier 1, Total, and Leverage Capital ratios decreased from December 31, 2003 primarily as a result of the SFS acquisition on March 31, 2004. "Note K: Acquisitions" to the consolidated financial statements provides further detail regarding the acquisition.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on its common stock. In addition, if the Corporation defers interest payments for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on the Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s Common Stock, or pay any interest on debt securities that have equal or lower priority than the junior subordinated deferrable interest debentures. During the nine months ended September 30, 2004, the Corporation declared dividends on its preferred stock of $10.5 million and on its common stock of $459.9 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from the Bank. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. At September 30, 2004, the amount of undivided profits available for declaration and payment of dividends from the Bank to the Corporation was $4.5 billion. The Bank’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at September 30, 2004. Had this facility had been drawn upon at September 30, 2004, the amount of retained earnings available for declaration of dividends would have been limited to $3.4 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by the Bank to the Corporation can also be further limited by federal bank regulatory agencies.

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

The Corporation maintains retained interests in its off-balance sheet securitization transactions, which are included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. The investors and providers of credit enhancement had a lien on a portion of these retained interests of $1.3 billion at September 30, 2004 and $1.2 billion at December 31, 2003. The Corporation has no further obligation to provide funding support to either the investors or the trusts if the securitized loans are not paid when due.

In connection with the MBNA Master Consumer Loan Trust ("CLMT") and American Loan Financing Trust ("ALF"), the investors have entered into interest rate hedge agreements (the "swaps") with swap counterparties to reduce interest rate risks associated with their investment. ALF is a on-balance-sheet financing structured transaction. See "Note 16: Short-Term Borrowings" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 for further detail regarding the ALF transaction. In order to facilitate these swap arrangements, the Corporation has agreed with the swap counterparties to either pay the fair value liability (including certain unpaid amounts, if any) of the swaps or receive the fair value asset of the swaps, but only in the event the securitization transaction terminates prior to the swaps. At September 30, 2004, the fair value liability of the swaps was approximately $100 million for CLMT and ALF. The Corporation considers the possibility of the occurrence of the events giving rise to its obligations under the CLMT and ALF agreements to be remote.

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
(dollars in thousands)(unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net Interest Income:
Net interest income	$611,661	$599,912	$1,873,711	$1,734,676
Securitization adjustments	1,959,109	1,995,019	5,901,429	5,827,853
Managed net interest income	$2,570,770	$2,594,931	$7,775,140	$7,562,529

Provision for Possible Credit Losses:
Provision for possible credit losses	$273,387	$334,064	$890,105	$1,058,544
Securitization adjustments	1,033,813	1,088,939	3,253,603	3,300,339
Managed provision for possible credit losses	$1,307,200	$1,423,003	$4,143,708	$4,358,883

Other Operating Income:
Other operating income	$2,159,590	$2,032,469	$6,101,742	$5,672,282
Securitization adjustments	(925,296)	(906,080)	(2,647,826)	(2,527,514)
Managed other operating income	$1,234,294	$1,126,389	$3,453,916	$3,144,768

Managed net interest income decreased $24.2 million or .9% to $2.6 billion and increased $212.6 million or 2.8% to $7.8 billion for the three and nine months ended September 30, 2004, as compared to $2.6 billion and $7.6 billion for the same periods in 2003, respectively.

Average Managed Interest-Earning Assets

Average managed interest-earning assets increased $7.6 billion or 6.2% to $130.7 billion for the three months ended September 30, 2004, as compared to $123.1 billion for the same period in 2003. The increase in average managed interest-earning assets was primarily the result of the increase in average managed loans. The yield earned on average managed interest-earning assets for the three months ended September 30, 2004 was 10.56% as compared to 10.84% for the same period in 2003. The decrease of 28 basis points in the yield earned on average managed interest-earning assets was primarily the result of lower rates offered to attract and retain Customers and to grow managed loans.

Average managed interest-earning assets increased $9.9 billion or 8.2% to $129.9 billion for the nine months ended September 30, 2004, as compared to $120.1 billion for the same period in 2003. The increase in average managed interest-earning assets was primarily the result of the increase in average managed loans. The yield earned on average managed interest-earning assets for the nine months ended September 30, 2004 was 10.55% as compared to 11.05% for the same period in 2003. The decrease of 50 basis points in the yield earned on average managed interest-earning assets was primarily the result of lower rates offered to attract and retain Customers and to grow managed loans.

The decrease in the yield on average managed interest-earning assets for the three and nine months ended September 30, 2004 was partially offset by a decrease in the amount of 0% promotional rate offers. Also, during the third quarter of 2004, the Corporation converted a portion of its managed loans from fixed-rate loans to variable-rate loans. This change did not have a significant affect on the yield on average managed loans in the third quarter of 2004 because the change was effective at the end of the period.

Average Managed Interest-Bearing Liabilities

Average managed interest-bearing liabilities increased $5.9 billion or 4.8% to $129.1 billion for the three months ended September 30, 2004, as compared to $123.2 billion for the same period in 2003. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans and average borrowed funds. The increase in the rate paid on average managed interest-bearing liabilities of 29 basis points to 2.77% for the three months ended September 30, 2004, from 2.48% for the same period in 2003, primarily reflects actions by the FOMC in the second and third quarter of 2004 that increased overall market interest rates.

Average managed interest-bearing liabilities increased $7.5 billion or 6.2% to $128.3 billion for the nine months ended September 30, 2004, as compared to $120.8 billion for the same period in 2003. The increase in average managed interest-bearing liabilities was a result of the increase in average securitized loans and average borrowed funds. The decrease in the rate paid on average managed interest-bearing liabilities of 2 basis points to 2.59% for the nine months ended September 30, 2004, from 2.61% for the same period in 2003, reflects a decrease in the rate paid in the Corporation’s on-balance sheet interest-bearing liabilities, offset by an increase in the rate paid to investors in the Corporation’s securitization transactions.

Table 22 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 22: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2004			2003
	Average Balance	Yield /Rate	Income or Expense	Average Balance	Yield /Rate	Income or Expense
Assets:
Net interest-earning assets	$47,140,961	8.46%	$1,002,435	$44,388,696	8.67%	$969,616
Securitization adjustments	83,591,554	11.74	2,467,085	78,749,249	12.07	2,396,053
Managed interest-earning assets	$130,732,515	10.56	$3,469,520	$123,137,945	10.84	$3,365,669

Liabilities:
Net interest-bearing liabilities	$43,044,620	3.61%	$390,532	$42,268,430	3.47%	$369,617
Securitization adjustments	86,064,013	2.35	507,976	80,976,117	1.96	401,034
Managed interest-bearing liabilities	$129,108,633	2.77	$898,508	$123,244,547	2.48	$770,651

For the Nine Months Ended September 30,	2004			2003
	Average Balance	Yield /Rate	Income or Expense	Average Balance	Yield /Rate	Income or Expense
Assets:
Net interest-earning assets	$47,070,101	8.52%	$3,003,563	$43,138,177	8.91%	$2,874,008
Securitization adjustments	82,857,715	11.71	7,261,380	76,919,792	12.25	7,048,650
Managed interest-earning assets	$129,927,816	10.55	$10,264,943	$120,057,969	11.05	$9,922,658

Liabilities:
Net interest-bearing liabilities	$42,999,323	3.51%	$1,129,176	$41,737,476	3.65%	$1,138,795
Securitization adjustments	85,288,832	2.13	1,359,951	79,054,773	2.06	1,220,797
Managed interest-bearing liabilities	$128,288,155	2.59	$2,489,127	$120,792,249	2.61	$2,359,592

The Corporation’s managed net interest margin, on a fully taxable equivalent basis, was 7.82% and 7.99% for the three and nine months ended September 30, 2004, as compared to 8.36% and 8.42% for the same periods in 2003, respectively. The managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of managed average total interest-earning assets. The 54 basis point and 43 basis point decrease in the managed net interest margin for the three and nine months ended September 30, 2004, respectively, was primarily the result of the decrease in the interest rate spread between managed average interest-earning assets and managed average interest-bearing liabilities.

Managed provision for possible credit losses decreased $115.8 million or 8.1% to $1.3 billion and $215.2 million or 4.9% to $4.1 billion for the three and nine months ended September 30, 2004, as compared to $1.4 billion and $4.4 billion for the same periods in 2003, respectively. These decreases in the managed provision for possible credit losses were based on improving asset quality trends, enhanced collection strategies, and an improved economy.

Managed other operating income increased $107.9 million or 9.6% to $1.2 billion and $309.1 million or 9.8% to $3.5 billion for the three and nine months ended September 30, 2004, as compared to $1.1 billion and $3.1 billion for the same periods in 2003, respectively. The increase in managed other operating income for the three and nine months ended September 30, 2004, was primarily the result of an increase in loan fees and interchange income. The increase in managed other operating income for the nine months ended September 30, 2004 was partially offset by the net loss from securitization activity, which includes changes in the fair value of the interest-only strip receivable and the gains from the sale of loan principal receivables.

Table 23 reconciles the net interest margin ratio to the managed net interest margin ratio.

Table 23: Reconciliation of the Net Interest Margin Ratio to the Managed Net Interest Margin Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a):
Investment securities and money market instruments	$12,158,532			$12,074,322
Other interest-earning assets	4,105,662			3,946,106
Loan receivables (b)	30,876,767			28,368,268
Total	$47,140,961	$611,903	5.16%	$44,388,696	$599,999	5.36%
Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(4,034,519)			(3,876,800)
Securitized loans	87,626,073			82,626,049
Total	$83,591,554	1,959,109	9.32	$78,749,249	1,995,019	10.05
Managed Net Interest Margin (a):
Investment securities and money market instruments	$12,158,532			$12,074,322
Other interest-earning assets	71,143			69,306
Managed loans	118,502,840			110,994,317
Total	$130,732,515	2,571,012	7.82	$123,137,945	2,595,018	8.36

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a):
Investment securities and money market instruments	$12,054,265			$11,427,683
Other interest-earning assets	4,100,353			3,868,157
Loan receivables (b)	30,915,483			27,842,337
Total	$47,070,101	$1,874,387	5.32%	$43,138,177	$1,735,213	5.38%
Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(4,029,628)			(3,799,702)
Securitized loans	86,887,343			80,719,494
Total	$82,857,715	5,901,429	9.51	$76,919,792	5,827,853	10.13
Managed Net Interest Margin (a):
Investment securities and money market instruments	$12,054,265			$11,427,683
Other interest-earning assets	70,725			68,455
Managed loans	117,802,826			108,561,831
Total	$129,927,816	7,775,816	7.99	$120,057,969	7,563,066	8.42

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended September 30, 2004, and 2003 was $242 and $87, respectively. The fully taxable equivalent adjustment for the nine months ended September 30, 2004, and 2003 was $676 and $537, respectively.

(b) Loan receivables include loans held for securitization and the loan portfolio.

Off-Balance Sheet Securitization Transaction Activity

During the nine months ended September 30, 2004, the Corporation securitized credit card loan principal receivables totaling $10.2 billion, including the securitization of £1.5 billion (approximately $2.7 billion) by MBNA Europe and CAD$300.0 million (approximately $222.6 million) by MBNA Canada. The total amount of securitized loans was $85.7 billion or 72.7% of managed loans at September 30, 2004, compared to $84.9 billion or 71.6% at December 31, 2003.

Refer to Table 5 and Table 25 to reconcile the Corporation’s loan receivables and securitized loans to its managed loans.

Table 24 presents the percentage of the Corporation’s managed loans securitized by loan product.

Table 24: Percentage of Managed Loans Securitized by Loan Product
(unaudited)
	September 30, 2004	December 31, 2003
Securitized Loans
Domestic (a):
Credit card	81.9%	79.2%
Other consumer	50.2	50.3
Commercial	28.7	43.8
Total domestic securitized loans	76.1	75.0
Foreign (a):
Credit card	72.0	63.1
Other consumer	-	-
Commercial	-	-
Total foreign securitized loans	59.0	55.7
Total securitized loans	72.7	71.6

(a) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Table 25 presents the Corporation’s securitized loans distribution and percentage of securitized loans.

Table 25: Securitized Loans Distribution
(dollars in thousands) (unaudited)

	September 30, 2004	Percent of Securitized Loans	December 31, 2003	Percent of Securitized Loans
Securitized Loans
Domestic (a):
Credit card	$65,223,322	76.1%	$66,613,018	78.5%
Other consumer	5,665,445	6.6	5,671,832	6.7
Commercial	1,007,544	1.2	1,007,804	1.2
Total domestic securitized loans	71,896,311	83.9	73,292,654	86.4
Foreign (a):
Credit card	13,776,039	16.1	11,576,829	13.6
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign securitized loans	13,776,039	16.1	11,576,829	13.6
Total securitized loans	$85,672,350	100.0%	$84,869,483	100.0%

(a) The Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

During the three and nine months ended September 30, 2004, there was an increase of $4.9 billion and $9.5 billion, respectively, in the Corporation's loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors. The Corporation's loan portfolio is expected to increase an additional $500.0 million during the fourth quarter of 2004 as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity. Should the Corporation choose not to or be unable to securitize these assets in the future, additional on-balance sheet funding, capital and loan loss reserves would be required.

The Corporation’s securitization transactions contain provisions which could require excess spread generated by the securitized loans to be accumulated in the trusts to provide additional credit enhancement to the investors. These provisions require that excess spread be retained once the yield less trust expenses falls below levels established in the transaction documents. Generally, the yield less trust expenses is measured over a three-month period and the initial trigger levels are between 6.50% and 4.50%, depending on the terms of the particular securitization transaction. At September 30, 2004 and December 31, 2003, no excess spread was held by the trusts under these provisions.

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

Table 26 presents the Corporation’s estimated maturities of investor principal.

Table 26: Estimated Maturities of Investor Principal
(dollars in thousands) (unaudited)

One year or less (a)	$14,354,084
Over one year through two years	13,986,339
Over two years through three years	13,489,179
Over three years through four years	14,475,656
Over four years through five years	7,289,996
Thereafter	20,624,423
Total amortization of investor principal	84,219,677
Estimated collectible billed interest and fees included in securitized loans	1,452,673
Total securitized loans	$85,672,350

(a) The $4.5 billion MBNA Master Note Trust Emerald Program ("Emerald Notes") and the £500.0 million
        UK Receivables Trust II Series 2004 - VFN Program ("Variable Funding Notes") are comprised of short-term commercial paper and are included in the one year or less category based on the possibility that maturing Emerald Notes and Variable Funding Notes cannot be re-issued. These events would cause the transactions to begin amortizing, thus creating a liquidity requirement.
        However, the Corporation expects the Emerald Notes and Variable Funding Notes to continue to be re-issued during the course of the program through the scheduled final maturity dates, which are scheduled to occur in 2006 and 2009, respectively.

Table 27 presents summarized yields for each trust for the three months ended September 30, 2004. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0%, for a contractually specified period, generally a three-month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

Table 27: Securitization Trust Yields in Excess of Minimum Yield Data
(dollars in thousands) (unaudited)
					For the Three Months Ended September 30, 2004
							Yield in Excess of Minimum Yield (a)
									Series Range
	Investor Principal	Number of Series in Trust	Average Annualized Yield		Average Minimum Yield		Weighted Average		High		Low
MBNA Master Credit Card Trust II	$23,394,657	32	17.48%		9.39%		8.09%		8.46%		7.35%
MBNA Credit Card Master Note Trust (b)	38,719,435	73	17.58		9.25		8.33		8.33		8.33
MBNA Master Consumer Loan Trust	5,560,278	3	(c	)	(c	)	(c	)	(c	)	(c	)
MBNA Triple A Master Trust	2,000,000	2	17.41		8.82		8.59		8.62		8.58
Multiple Asset Note Trust	1,000,000	2	18.89		9.50		9.39		9.41		9.38
UK Receivables Trust	2,345,741	4	19.42		12.35		7.07		7.48		5.88
UK Receivables Trust II	8,128,589	13	17.99		11.82		6.17		6.82		5.99
Gloucester Credit Card Trust	3,070,977	11	19.16		9.60		9.56		10.12		9.00

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

Other Off-Balance Sheet Arrangements

MBNA Capital A, MBNA Capital B, MBNA Capital C, MBNA Capital D, and MBNA Capital E (collectively the "statutory trusts"), are variable interest entities and the Corporation is not the primary beneficiary. See "Note 17: Long-Term Debt and Bank Notes" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, for further discussion of the statutory trusts.

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk and foreign currency exchange rate risk that exist as part of its ongoing business operations. See "Note 30: Fair Value of Financial Instruments" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The liquidity requirements of the Corporation are met by regular dividend payments from the Bank, the growth in retained earnings from regular operations, and the issuance of unsecured senior medium-term notes and senior notes. The available cash position of the Corporation is maintained at a level sufficient to meet anticipated cash needs for at least one year. The liquidity of the banking subsidiaries is managed to reflect the anticipated cash required to finance loan demand and to maintain sufficient liquid assets to cover the maturities for the next six months for all off-balance sheet securitizations, unsecured debt, and wholesale money market funding sources. The level of liquid assets, which is comprised of the investments and money market assets described further in "Investment Securities and Money Market Instruments," is managed to a size prudent for both anticipated loan receivable growth and overall conditions in the markets for asset-backed securitization, unsecured corporate debt, and short-term borrowed funds. The Corporation, the Bank, MBNA Europe, and MBNA Canada also have access to the credit facilities described further in "Note 27: Commitments and Contingencies" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. Finally, the deposit funding sources are also used to finance loan receivable growth and to maintain a sufficient level of liquid assets.

Table 28 provides a summary of the estimated amounts and maturities of the contractual obligations of the Corporation at September 30, 2004.

Table 28: Estimated Contractual Obligations (a) (b)
(dollars in thousands) (unaudited)
	Estimated Contractual Obligations at September 30, 2004
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Long-term debt and bank notes (par) (c)	$2,177,330	$1,744,108	$3,260,485	$4,472,943	$11,654,866
Minimum rental payments under noncancelable operating leases	31,364	25,863	6,782	2,136	66,145
Purchase obligations (d)	339,292	305,918	225,058	87,764	958,032
Other long-term liabilities reflected in the Corporation's consolidated statements of financial condition (e)	132,240	170,096	71,521	1,818	375,675
Total estimated contractual obligations	$2,680,226	$2,245,985	$3,563,846	$4,564,661	$13,054,718

(a) "Note 30: Fair Value of Financial Instruments - Derivative Financial Instruments" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 provides further detail on the Corporation’s derivative financial instruments. These amounts are not included in this Table.

(b) Table 29 provides detail on the maturities of deposits. These amounts are not included in this Table.
(c) Excludes interest.
(d) Includes the royalties to endorsing organizations payable in the future subject to certain conditions, commitments for Community Reinvestment Act investments that cannot be canceled, and other purchase obligations.

(e) Includes amounts accrued for Customers reward programs and other long-term contractual obligations.

If certain terms on the above estimated contractual requirements are not met, there may be an acceleration of the payment due dates noted above. At September 30, 2004, the Corporation was not in default of any such covenants.

Stock Repurchases

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation’s Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the nine months ended September 30, 2004, the Corporation issued 11.6 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 11.5 million common shares for $290.2 million. The Corporation received $109.7 million in proceeds from the exercise of stock options and other awards during the nine months ended September 30, 2004.

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

Off-Balance Sheet Asset Securitization

At September 30, 2004, the Corporation funded 72.7% of its managed loans through securitization transactions. Refer to Table 2 for a reconciliation of loan receivables to managed loans. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during future periods. The consumer asset-backed securitization market in the United States exceeded $1.7 trillion at September 30, 2004, with approximately $472 billion of asset-backed securities issued during the first nine months of 2004. An additional $185 billion of consumer asset-backed securities were issued in European markets during the first nine months of 2004. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation’s position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation’s ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation’s loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation’s current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation’s cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain in the Corporation’s consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation’s consolidated statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Credit Facilities

The Corporation, the Bank, MBNA Europe, and MBNA Canada have various credit facilities. These facilities may be used for general corporate purposes and were not drawn upon at September 30, 2004.

"Note 27: Commitments and Contingencies" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, provides further detail regarding the Corporation’s credit facilities.

Borrowed Funds

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by the Bank, short-term deposit notes issued by MBNA Canada, on-balance-sheet financing structures, and other transactions with maturities greater than one business day but less than one year. Short-term borrowings were $1.9 billion at September 30, 2004 and $1.0 billion at December 31, 2003.

In connection with the PCL acquisition in the first quarter of 2004, the Corporation assumed a short-term on-balance-sheet financing structured transaction with an available limit of £750.0 million (approximately $1.4 billion). At September 30, 2004, this financing structured transaction had an outstanding balance of £527.0 million (approximately $952.2 million) consisting of several tranches with maturities ranging between one to three months. These tranches are renewable upon maturity. This financing structured transaction was secured by £918.1 million (approximately $1.7 billion) of assets.

Other funding programs established by the Corporation for long-term borrowings include senior medium-term notes and senior notes. Other funding programs established by the Corporation’s bank subsidiaries include the Bank’s global bank note program, MBNA Europe’s euro medium-term note program, and MBNA Canada’s medium-term deposit note program. MBNA Europe’s and MBNA Canada’s notes are unconditionally and irrevocably guaranteed in respect to all payments by the Bank.

Long-term debt and bank notes were $11.9 billion at September 30, 2004 and $12.1 billion at December 31, 2003. See Table 28 for estimated maturities of the contractual obligations related to long-term debt and bank notes at September 30, 2004.

Deposits

The Corporation utilizes deposits to fund loan and other asset growth and to diversify funding sources. The Corporation categorizes its deposits into either direct or other deposits. Direct deposits are deposits marketed to and received from individual Customers and are an important, stable, low-cost funding source that typically reacts more slowly to interest rate changes than other deposits. Other deposits include brokered deposits.

Total deposits were $32.1 billion and $31.8 billion at September 30, 2004 and December 31, 2003, respectively.

Included in the deposit maturity category of one year or less are money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts totaling $10.1 billion. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature.

Included in the Corporation’s direct deposits at September 30, 2004 and December 31, 2003, are noninterest-bearing deposits of $2.8 billion and $2.4 billion, representing 8.7% and 7.6% of total deposits, respectively. The Corporation also had interest-bearing direct deposits at September 30, 2004 of $24.6 billion, as compared to $22.9 billion at December 31, 2003.

Included in the Corporation’s other deposits at September 30, 2004 and December 31, 2003, are brokered deposits of $4.8 billion and $6.5 billion, representing 14.8% and 20.5% of total deposits, respectively.

If brokered deposits are not renewed at maturity, they could be replaced by funds from maturing investment securities and money market instruments or other funding sources. During the nine months ended September 30, 2004, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, it expects that brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to "well-capitalized" insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to "adequately capitalized" institutions. At September 30, 2004, the Bank and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

Table 29 provides the maturities of the Corporation’s deposits at September 30, 2004.

Table 29: Maturities of Deposits at September 30, 2004
(dollars in thousands) (unaudited)
	Maturities
	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total Deposits
Domestic:
Direct deposits	$17,594,814	$3,482,622	$2,144,989	$1,098,211	$1,616,467	$9,306	$25,946,409
Other deposits (a)	2,029,464	1,308,361	1,097,485	179,873	29,271	-	4,644,454
Total domestic deposits	19,624,278	4,790,983	3,242,474	1,278,084	1,645,738	9,306	30,590,863
Foreign:
Direct deposits	1,335,824	18,028	40,988	11,988	41,871	-	1,448,699
Other deposits (a)	107,579	-	-	-	-	-	107,579
Total foreign deposits	1,443,403	18,028	40,988	11,988	41,871	-	1,556,278
Total deposits	$21,067,681	$4,809,011	$3,283,462	$1,290,072	$1,687,609	$9,306	$32,147,141

(a) At September 30, 2004, all other deposits were brokered deposits.

Investment Securities and Money Market Instruments

The Corporation held $6.1 billion of investment securities and $6.8 billion of money market instruments at September 30, 2004, compared to $4.7 billion of investment securities and $4.9 billion of money market instruments at December 31, 2003. The investment securities consist primarily of AAA-rated securities, most of which can be used as collateral under repurchase agreements. Of the investment securities held at September 30, 2004, $2.1 billion are anticipated to mature within 12 months. The Corporation’s investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury obligations or short-term and variable-rate securities, was $5.8 billion at September 30, 2004, and $4.4 billion at December 31, 2003. These investment securities, along with the money market instruments, provide increased liquidity and flexibility to support the Corporation’s funding requirements. The Corporation increased investment securities and money market instruments at September 30, 2004, as compared to December 31, 2003, to provide liquidity to support loan portfolio and other acquisition activity and anticipated loan growth, and as a result of asset-backed securitization transactions completed to take advantage of favorable market conditions.

Table 30 presents the summary of investment securities.

Table 30: Summary of Investment Securities at September 30, 2004
(dollars in thousands) (unaudited)
	Estimated Maturities
	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value
Available-for-Sale
Domestic:
US Treasury and other U.S. Government agencies obligations	$1,146,833	$1,621,061	$-	$-	$2,767,894	$2,771,154	$2,767,894
State and political subdivisions of the United States	106,775	-	-	-	106,775	106,775	106,775
Asset-backed and other securities	625,743	1,587,760	56,512	506	2,270,521	2,271,655	2,270,521
Total domestic investment securities available-for-sale	1,879,351	3,208,821	56,512	506	5,145,190	5,149,584	5,145,190
Foreign	266,901	364,394	-	-	631,295	631,839	631,295
Total investment securities available-for-sale	$2,146,252	$3,573,215	$56,512	$506	$5,776,485	$5,781,423	$5,776,485
Held-to-Maturity
Domestic:
US Treasury and other U.S. Government agencies obligations	$-	$-	$-	$294,320	$294,320	$294,320	$294,768
State and political subdivisions of the United States	-	-	649	5,780	6,429	6,429	6,592
Asset-backed and other securities	-	-	-	11,962	11,962	11,962	11,636
Total domestic investment securities held-to-maturity	-	-	649	312,062	312,711	312,711	312,996
Foreign	-	1,000	-	-	1,000	1,000	1,000
Total investment securities held-to-maturity	$-	$1,000	$649	$312,062	$313,711	$313,711	$313,996

Interest Rate Sensitivity

Interest rate sensitivity refers to the change in earnings resulting from fluctuations in interest rates, variability in the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, and the differences in repricing intervals between assets and liabilities. Interest rate changes also impact the estimated value of the interest-only strip receivable and other-interest earning assets, and securitization income. The management of interest rate sensitivity attempts to mitigate the negative impacts of changing market rates, asset and liability mix, and prepayment trends on earnings. Interest rate sensitive assets/liabilities have yields/rates that can change within a designated time period as a result of their maturity, a change in an underlying index rate, or the contractual ability of the Corporation to change the yield/rate.

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates and differences in the repricing characteristics between interest rate sensitive assets and liabilities. The Corporation analyzes its level of interest rate risk using several analytical techniques. In addition to on-balance-sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of interest rate swap agreements. The Corporation uses interest rate swap agreements to change a portion of fixed-rate funding cash flows to floating-rate that match the rate sensitivity of the Corporation's assets.

The Corporation analyzes the level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings. An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. This simulation analysis quantifies the changes in net income that results from changes in market interest rates that affect the yields and cash flows on interest sensitive assets, liabilities and interest rate swap agreements. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various asset pricing actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at September 30, 2004, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $33 million, if interest rates increased 100 basis points over the next 12 months evenly distributed at 25 basis points on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $33 million in projected net income during the next 12 months.

These assumptions are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results as a result of timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset the Corporation's potential exposure. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans on numerous occasions in the past. The ability and willingness to do so in the future will depend on the timing and extent of changes in interest rates, competitive market pricing conditions and other non interest sensitive earnings trends.

The simulation analysis also includes the impact of anticipated changes in the pricing of the Corporation’s variable-rate loan portfolio. Due to the Corporation’s strategy to convert a portion of the U.S. credit card portfolio to Prime Rate based floating pricing from fixed rate pricing, variable-rate loans made up approximately 30% of this portfolio at September 30, 2004. This increase in Prime Rate based variable priced loans has been implemented to reduce the time between changes in market interest rates and the yield on the Corporation’s loans which help to reduce the Corporation’s earnings exposure to rising interest rates.

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to reduce its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 2004, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $207 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

Regulatory and Other Matters

MasterCard and Visa Litigation and Competition

The Corporation issues credit cards on MasterCard's and Visa's networks. MasterCard and Visa are facing significant litigation and increased competition.

In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement, MasterCard and Visa were required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay over ten years amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits by U.S. merchants who opted out of the Wal-Mart settlement.

In early October, the United States Supreme Court decided to let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the "Association Rules") were found to have violated federal antitrust laws (the "Antitrust Decision"). The Antitrust Decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as the Corporation’s banking subsidiaries, also to issue cards on competitor networks. Discover has also initiated a civil lawsuit against MasterCard and Visa claiming substantial damages stemming from the Association Rules.

MasterCard and Visa are parties to suits alleging that MasterCard's and Visa's currency conversion practices are unlawful.

The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including the Corporation's banking subsidiaries

Interchange in the U.K.

As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (under "International Regulation of MBNA Europe"), interchange rates in the U.K. have been challenged by regulators. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as a compensation for risk, grace period, and other operating costs. After a lengthy investigation by the Office of Fair Trading in the U.K. (the "OFT") of MasterCard interchange rates in the U.K., in February 2003 the OFT issued updated preliminary conclusions, including that the interchange fee paid by merchant acquirers to MasterCard card issuers in the U.K. is anti-competitive and that the agreement between MasterCard's U.K. members for interchange leads to an unjustifiably high fee being paid to card-issuing banks. A final statement of objection by the OFT with respect to MasterCard is expected in late 2004. The timing of a final OFT ruling after any appeals process is uncertain. In October 2004, the OFT extended its interchange investigation to VISA interchange rates in the U.K.

In 2002, in response to European Union regulatory action, VISA agreed to reduce its interchange fee on transactions within the European Union, and in line with this reduction VISA reduced its interchange fee approximately 10 basis points on transactions in the U.K. effective October 2003. MasterCard also reduced its interchange fee approximately 10 basis points on transactions in the U.K. effective October 2004.

The Corporation cannot predict if or when interchange rates in the U.K. could be reduced further, including as a result of the OFT investigation described above. Any potential impact could vary based on business strategies or other actions the Corporation will take to attempt to limit the impact.

Office of Fair Trade Investigation of Default Charges in the U.K.

As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (under "International Regulation of MBNA Europe"), the OFT is carrying out an industry wide investigation into alleged unfair contract terms in Customer agreements and questioning how the Corporation establishes default charges, such as late, overlimit and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable consumer credit agreement terms relating to default charges to the extent they are disproportionately high in relation to their actual cost to the Corporation. The OFT must seek a court injunction to enforce such provisions. In July 2004, the Corporation received a letter from the OFT indicating the OFT is challenging the amount of the Corporation's default charges in the U.K. In the event the OFT’s view prevails, the Corporation's default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Corporation may also be subject to claims from Customers seeking reimbursement of default charges. The Corporation is assessing the OFT challenge and cannot state what its eventual outcome will be. Any potential impact could vary based on business strategies or other actions the Corporation takes to attempt to limit the impact.

Future changes in laws and regulations and in policies applied by banking or other regulators also could affect the Corporation’s consolidated financial condition and results of operations in future periods.

See "Regulatory Matters" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 for further detail regarding regulatory matters.

Important Factors Regarding Forward-Looking Statements

From time to time the Corporation may make forward-looking oral or written statements concerning the Corporation’s future performance. Such statements are subject to risks and uncertainties that may cause the Corporation’s actual performance to differ materially from that set forth in such forward-looking statements. Words such as "believe," "expect," "anticipate," "intend" or similar expressions are intended to identify forward-looking statements. Such statements speak only as of the date on which they are made. The Corporation undertakes no obligation to update publicly or revise any such statements. Factors which could cause the Corporation’s actual financial and other results to differ materially from those projected by the Corporation in forward-looking statements include, but are not limited to, the following:

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

Delinquencies and Credit Losses

An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s loans, the composition of the Corporation’s loans between credit card, other consumer loans and commercial loans, general economic conditions, the success of the Corporation’s collection efforts, the seasoning of the Corporation’s accounts and the impact of actual or proposed changes in bankruptcy laws or regulatory policies. See "Loan Quality" for a discussion of the Corporation’s delinquencies and credit losses.

Interest Rate Increases

An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See "Liquidity and Rate Sensitivity-Interest Rate Sensitivity" for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability of Funding and Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card loans, other consumer loans, and commercial loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environments governing securitizations could adversely affect the Corporation. See "Liquidity and Rate Sensitivity-Liquidity Management" for a discussion of the Corporation’s liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption "Liquidity and Rate Sensitivity-Interest Rate Sensitivity" and "Liquidity and Rate Sensitivity-Foreign Currency Exchange Rate Sensitivity" under "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Foreign Currency Conversion Fees Litigation

MasterCard International Incorporated ("MasterCard") and Visa U.S.A., Inc. ("Visa") apply a currency conversion rate, equal to a wholesale rate plus 1%, to credit card transactions in foreign currencies for conversion of the foreign currency into U.S. dollars. They require the Corporation’s banking subsidiaries and other member banks to disclose the 1% add-on to the wholesale rate if the bank chooses to pass it along to the credit cardholder. The Corporation’s banking subsidiaries disclose this information in their cardholder agreements. In Schwartz v. Visa and MasterCard, a class action filed in February 2000 in the California Superior Court, the plaintiffs claim that this 1% "fee" is not adequately disclosed under federal and California law. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The trial court issued a decision holding that the federal disclosure requirement is not applicable but that the failure to disclose the fee on each statement that includes a fee is unfair under California law. The court held a hearing on restitution of the fees to cardholders. In March 2004, the court ordered MasterCard and Visa to return the 1% currency conversion fee to the class members on a "claims made basis," meaning that members of the class must make a valid claim in order to be entitled to the return of the fee. If all members of the class were to make valid claims, the reported aggregate amount MasterCard and Visa would have to return is approximately $800 million. Visa and MasterCard have appealed the final decision. The Corporation is not a party to the Schwartz case and should have no direct potential liability in the matter. However, the inability of MasterCard or Visa to ultimately satisfy the judgment could indirectly affect the Corporation. See "Regulatory and Other Matters- MasterCard and Visa Litigation and Competition" for further discussion.

The Corporation and the Bank are among the many card issuers who are defendants in In Re Currency Conversion Fee Antitrust Litigation, a class action, filed in the U.S. District Court for the Southern District of New York, to which the Corporation and the Bank were added as defendants in January 2002. The plaintiffs claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and failed to properly disclose the fees in solicitations and applications, in initial disclosure statements and on cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa and an additional fee assessed by some issuers. Unlike most other issuers, in the United States the Corporation’s banking subsidiaries do not charge the additional fee on consumer credit cards in addition to the fee charged by MasterCard and Visa, but do charge such an additional fee on business credit cards. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court granted a motion to dismiss certain Truth-in-Lending Act claims against the Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. In October 2004, a class was certified by the Court. The Corporation and the Bank intend to defend this matter vigorously and believe that the claim is without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Summary of Stock Repurchases
(in thousands, except for average price paid per share) (unaudited)
	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2004 - July 31, 2004
From employees (a)	205	25.98
Open market (b)	3	26.00

August 1, 2004 - August 31, 2004
From employees (a)	272	23.17
Open market (b)	426	23.63

September 1, 2004 - September 30, 2004
From employees (a)	411	24.76
Open market (b)	380	24.79
Total	1,697	24.07

(a) The repurchases from employees represent shares canceled when surrendered for minimum withholding taxes due. Also included are restricted stock awards that were canceled.
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

MBNA Corporation

Date: November 9, 2004	/s/	Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Financial Officer