Form 10-K
period 2004-12-31
MBNA CORP
filed 2005-03-15
CIK 870517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from  to
Commission file number 1-10683
MBNA Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-1713008
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1100 North King Street, Wilmington, DE	19884-0131
(Address of principal executive offices)	(Zip Code)
      Registrant’s telephone number, including area code: (800) 362-6255
      Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, $.01 par value	New York Stock Exchange
7 1/2% Cumulative Preferred Stock, Series A	New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B	New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital C 8.25% Trust Originated Preferred Securities, Series C, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital D 8.125% Trust Originated Preferred Securities, Series D, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
MBNA Capital E 8.10% Trust Originated Preferred Securities, Series E, guaranteed by MBNA Corporation to the extent described therein	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark, whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
      As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant calculated by reference to the closing price of the Registrant’s common stock as reported on the New York Stock Exchange was $29,714,511,676. As of March 1, 2005, there were outstanding 1,277,671,875 shares of common stock, par value $.01 per share, which is the only class of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the 2004 Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV. Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2005 (the “Definitive Proxy Statement”) are incorporated by reference into Parts II and III.

Executive Non-Compete Agreement - Additional Information
Forms of Restricted Stock Award
Supplemental Executive Retirement Plan- Additional Information
Computation of Ratio of Earnings
MBNA Corporation Annual Report
Subsidiaries of the Corporation
Consent of Ernst & Young
302 Certification for CEO
302 Certification for CFO
906 Certification for CEO
906 Certification for CFO

MBNA CORPORATION
2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS
Overview
      MBNA Corporation (the “Corporation”), a registered bank holding company, was incorporated under the laws of Maryland on December 6, 1990. It is the parent company of MBNA America Bank, N.A. (“MBNA America”), a national bank organized in January 1991 as the successor to a national bank formed in 1982 and the Corporation’s principal subsidiary. MBNA America has two wholly owned non-U.S. bank subsidiaries, MBNA Europe Bank Limited (“MBNA Europe”) formed in 1993 with its headquarters in the United Kingdom (“U.K.”) and MBNA Canada Bank (“MBNA Canada”) formed in 1997. The Corporation is also the parent company of MBNA America (Delaware), N.A. (“MBNA Delaware”), a national bank.
      The Corporation, the largest independent credit card lender in the world and a recognized leader in affinity marketing, is an international financial services company providing lending, deposit, and credit insurance products and services to its Customers. Through MBNA America, the Corporation is the leading issuer of endorsed credit cards, marketed primarily to members of associations and customers of financial institutions and other organizations. In addition to its credit card lending, the Corporation makes other consumer loans, as well as commercial loans primarily to small businesses. As part of its growth strategy, the Corporation intends to diversify its business by expanding its non-credit card consumer loan business and commercial lending business and by expanding internationally. In 2004, the Corporation diversified its business through the acquisition of insurance premium financing and professional practice financing companies.
      The Corporation conducts its business in the U.K., Ireland and Spain through MBNA Europe, and in Canada through MBNA Canada, using similar business strategies and operating methods as it does in the U.S., with adjustments for local regulation and custom.
Products and Services
      The Corporation makes credit card, other consumer and commercial loans. Other consumer loans include installment and revolving unsecured loan products, mortgage loans, aircraft loans, insurance premium financing loans (to consumers), and other specialty lending products to consumers. Commercial loans include business card products, professional practice financing loans, insurance premium financing loans (to businesses), and small business lines of credit. The Corporation also offers credit insurance and deposit products.

Credit Card Loans
      The Corporation offers a variety of credit card products, such as standard, gold, Platinum Plus and Quantum, and customizes them for thousands of endorsed affinity programs and for programs under its own brand name. The Corporation’s credit card programs offer a variety of benefits and features based on the type of endorsing organization and the needs of the Customer. These benefits and features include competitive interest rates, group-specific enhancements, rewards (including the WorldPoints rewards program), and compensation to the endorsing organization based on Customer usage. The Corporation’s approach to marketing and underwriting enables it to offer higher initial credit lines and periodic credit line increases to Customers, resulting in higher usage and average account balances.
      The Corporation’s credit cards are offered on the MasterCard and Visa networks and, since November 2004, the American Express network. MasterCard, Visa and American Express offer the Corporation account generation and transaction volume incentives to issue credit cards processed on their respective networks.

Other Consumer Loans
      Other consumer loans include installment and revolving unsecured loan products and specialty lending products, such as mortgage loans, aircraft loans, and insurance premium financing loans (to consumers).

      The Corporation extends unsecured lines of credit which may be accessed by check or electronically and have either fixed monthly payments or minimum payments similar to credit card accounts. Customers primarily use these products for large purchases or debt consolidation. Through MBNA Europe, the Corporation also offers fixed term unsecured loan products with fixed monthly payments.
      Through MBNA Delaware, the Corporation offers U.S. consumers specialty finance products, including mortgage and aircraft loans. The Corporation’s mortgage loans consist primarily of home equity loans offered as a debt consolidation tool. The mortgage loans also include purchase money and refinance loans. The Corporation’s mortgage loans are offered primarily to the Corporation’s credit card and other consumer loan Customers. The Corporation generally sells to third parties the mortgage loans it originates, but in 2004 began to hold some mortgages loans. The Corporation does not service mortgage loans.
      In 2004, the Corporation began offering premium finance loan products in the U.K. through the acquisition of Premium Credit Limited (“PCL”). Through PCL, the Corporation makes loans to consumers and businesses (discussed below) for financing of premiums on insurance products. Generally, the Corporation lends to Customers the amount of the insurance policy premium, which the Customer repays over the policy period. If the Customer fails to repay the loan, the insurance policy is terminated and a portion of the premium is refunded to the Corporation. The loans are generated through relationships with an established network of insurance companies, agents, and brokers.

Commercial Loans
      Commercial loans include business card loans and other commercial loans, such as professional practice financing loans, insurance premium financing loans (to businesses), and small business lines of credit.
      Business card products include general-purpose business credit cards marketed primarily to small businesses, and purchasing and corporate cards for small and larger businesses for business, travel, and corporate purchasing.
      In 2004, the Corporation began offering professional practice finance loan products through its acquisition of MBNA Practice Solutions, Inc. (formerly Sky Financial Solutions, Inc.). MBNA Practice Solutions makes secured loans to meet the financing needs of medical professionals, including dentists, other medical dental specialists, medical doctors, optometrists, chiropractors, and veterinarians. The loans are typically used for practice start-up, working capital, practice acquisition, and equipment financing and generally have terms of five to fifteen years. The loans are generated through referrals from equipment and supply vendors, practice brokers, state professional associations and Customers as well as direct mail marketing.
      Through the Corporation’s acquisition of PCL (as described above), in the U.K. the Corporation makes premium financing loans to businesses, including professionals and small business owners, to pay premiums on property, general liability, and other types of insurance.
      The Corporation offers unsecured lines of credit to small businesses through MBNA Delaware.

Insurance
      The Corporation offers credit protection products to credit card and other consumer loan Customers in the U.S., and markets credit insurance to Customers of MBNA Europe and MBNA Canada. In addition, the Corporation markets credit-related life and disability insurance to Customers in the U.S. whose accounts have been acquired from other lenders. These insurance and credit protection products are marketed only to the Corporation’s loan Customers, and only in conjunction with their loan accounts with the Corporation and not any other loan accounts. A third-party vendor manages aspects of enrollment, retention and administration of certain of these products. Customer acceptance of these products generally has been higher in the U.K. and Canada than in the U.S. and, as a result, these products have accounted for a higher proportion of U.K. and Canada revenue than U.S. revenue.

Deposits
      In the U.S., the Corporation offers money market deposit accounts and certificates of deposit through MBNA America. Money market deposit accounts provide Customers with liquidity and convenience of service, as well as insurance by the Federal Deposit Insurance Corporation (“FDIC”) of up to $100,000 per depositor. Certificates of deposit are traditional fixed term investments with maturities that typically range from six to sixty months, and are insured by the FDIC up to $100,000. MBNA Europe began offering deposit accounts in 2004. Deposit products are offered to members of the Corporation’s endorsing associations, to existing credit card Customers and to others.

Portfolio Purchases and Acquisitions
      The Corporation selectively purchases credit card, other consumer, and commercial loan portfolios from other financial institutions. Generally, the Corporation purchases portfolios when it can also obtain ongoing endorsing arrangements from the seller or from the portfolio’s existing endorsing organizations. Prior to acquiring a portfolio of loans, the Corporation reviews the historical performance and seasoning of the portfolio (including the portfolio’s delinquency and loss characteristics, average balances, attrition rates, yields and collection performance) and reviews the account management and underwriting policies and procedures of the financial institution selling the loan portfolio. Accounts that have been purchased by the Corporation were originally opened using criteria established by financial institutions other than the Corporation and may not have been subject to the same credit review as accounts originated by the Corporation. Once these accounts have been purchased and transferred to the Corporation for servicing, they are generally managed in accordance with the same policies and procedures as accounts originated by the Corporation. See “Loan Receivables” on pages 31 through 34 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference, for the amount of the Corporation’s portfolio purchases. In addition, the Corporation acquires related or complementary businesses in the ordinary course of its business. In addition to credit card and other consumer loan portfolio purchases, the Corporation’s acquisition activities in 2004 included specialty finance products. In making business acquisitions, the Corporation considers earnings impact, credit quality, diversification and other factors.
Marketing
      The Corporation markets its products primarily through endorsements from membership associations, financial institutions, commercial firms, and others. The Corporation directs its marketing efforts primarily to members and customers of these endorsing organizations, and to targeted lists of people with a strong common interest. The Corporation is the recognized leader in endorsed marketing, with endorsements from thousands of organizations and businesses, including professional associations, financial institutions, colleges and universities, sports teams, and major retailers.
      The Corporation generally customizes marketing programs for an endorsing organization in order to make the Corporation’s products attractive to the organization’s members or customers. For example, credit cards issued to the organization’s members or customers usually carry custom graphics and the name and logo of the endorsing organization.
      The Corporation’s endorsing relationships with commercial firms, including professional sports teams and retailers, include co-branded cards and typically include incentives for Customers to purchase services or merchandise from the co-branding firm.
      Under the Corporation’s agreements with endorsing organizations, the Corporation makes royalty payments to the endorsing organizations, which grant the Corporation the exclusive right to market its products to the members or customers and provide their endorsements and mailing lists. Some organizations, such as financial institutions, also market the Corporation’s products directly to their members or customers. The endorsing agreements typically have a term of five years. The royalty payments are based on the number of new accounts, activation levels, and account revenue (for example, a percentage of sales volume on accounts). In some cases, the Corporation advances future compensation to the endorsing organization.

      The Corporation provides rewards points based on spending volumes to certain Customers. In recent years, rewards offerings have represented a greater proportion of the Corporation’s marketing. Customers may redeem the rewards points for cash, merchandise, or services. In some cases, the Corporation is responsible for the cost of the rewards points and in other cases the endorsing organization is responsible for the cost of the rewards points. In some cases, the royalty the Corporation pays the endorsing organization is used to fund a portion of the cost of the rewards points. See “Royalties to Endorsing Organizations” in Note 3 on pages 84 through 85 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference.
      The Corporation primarily uses direct mail, person-to-person marketing (such as event marketing), telesales, and Internet marketing to market its credit cards and other products. Each year, the Corporation develops numerous marketing campaigns, customized for the Corporation’s endorsing organizations, generating millions of direct mail pieces designed to add accounts and promote account usage. The Corporation’s in-house advertising staff designs custom graphics for credit cards and prepares direct mail programs and advertisements. The Corporation conducts Internet marketing through a combination of banner, e-mail, search engine, and other advertisements. The Corporation selectively markets its products to existing Customers through the in-bound calling environment. In 2005, the Corporation initiated a brand awareness campaign, to include television, radio and print advertising.
      In addition, the Corporation’s marketing activities include efforts to retain profitable accounts and programs designed to activate new accounts and stimulate usage of existing accounts, primarily through access check mailings, balance transfer incentives, and purchase reward programs.
      The Corporation conducts marketing activities through regional and international offices. These offices assist the Corporation to obtain endorsements, increase its familiarity with local markets, better understand the needs and motivations of Customers, and assess the competitive environment. In the U.S., MBNA Marketing Systems, Inc. (“MBNA Marketing Systems”), a subsidiary of MBNA America, has offices in Maine, Ohio, Maryland, Georgia, New Jersey, California, and New York. MBNA Europe has its headquarters in Chester, England and an office in London, England. In 2002, MBNA Europe opened a branch in Las Rozas, Spain and began marketing in Spain. MBNA Ireland Limited has offices in Carrick-on-Shannon, Ireland. MBNA Canada has its headquarters in Ottawa, Ontario and a sales and marketing office in Montreal, Quebec.
      MBNA Marketing Systems has 15 telesales facilities in 9 states. As of December 31, 2004, it employed approximately 2,300 people in telesales, the majority of whom worked part-time. The telesales organization generates new accounts by calling prospects obtained from membership or customer lists of endorsing organizations and other prospect lists and calls existing Customers to market products.
      In 2004, through telesales to new Customers, the Corporation added approximately 11.6% of its new U.S. accounts and 9.3% of its new foreign accounts (excluding accounts acquired through portfolio acquisitions). In recent years the Corporation has relied less on telesales in the U.S. The Corporation expects to continue to rely less on telesales in the U.S. and more on other marketing channels, such as the Internet and person-to-person marketing, because of changing consumer attitudes and acceptance of telesales and federal and state regulatory initiatives, such as do-not-call lists that limit telesales. See “Regulatory Matters — Telemarketing Regulation” on page 15 of this Form 10-K.
Credit
      The credit risk of lending to each Customer is evaluated through the combination of human judgment and the application of various credit scoring models and other statistical techniques.
      For credit card and other consumer loan credit determinations, the Corporation considers an applicant’s capacity and willingness to repay, stability and other factors. Important information in performing this credit assessment includes an applicant’s income, debt-to-income levels, residence and employment stability, the rate at which new credit is being acquired, and the manner in which the applicant has handled the repayment of previously granted credit. An applicant who has favorable credit capacity and credit history characteristics is more likely to be approved and to receive a relatively higher credit line assignment. Favorable characteristics include appropriate debt-to-income levels, a long history of steady employment, and little or no history of delinquent payments on other debt.
      The Corporation develops credit scoring models to evaluate common applicant characteristics and their correlation to credit risk and utilizes models in making credit assessments. The scoring models use the information available in the Customer’s application and credit report to provide a general indication of the applicant’s credit risk. Periodically, the scoring models are validated and, if necessary, realigned to maintain their accuracy and reliability.
      In 2004, less than half of the credit applications received by the Corporation were approved. In the U.S., a significant percentage of credit applications that present high risk are declined through an automated decisioning process. Most decisions to approve a credit application are made by credit analysts who consider the credit factors described above and assign credit lines based upon this assessment. Credit analysts are encouraged to call applicants when they believe additional information, such as an explanation of delinquencies or debt levels, may assist the analyst in making the appropriate credit decision. Credit analysts undergo a comprehensive education program that focuses on evaluating an applicant’s creditworthiness.
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
      Credit lines for existing Customers are regularly reviewed for credit line increases, and when appropriate, credit line decreases. The Corporation’s Portfolio Risk Management division independently reviews selected applications and credit line increase requests to ensure quality and consistency.
      Loans to certain commercial lending Customers, such as professional practice finance and business card products to larger businesses, are based upon a review of the financial strength of the Customer, assessment of the Customer’s management ability, sector industry trends, the type of exposure, the transaction structure, and total relationship exposure. Commercial loans are individually approved either by an officer with appropriate authority delegated based upon experience in the product and loan structure being approved or by a loan committee. The commercial portfolio is managed on both a pool basis and an individual basis. For loans greater than a specified threshold, an internal risk rating is assigned and adjusted on an ongoing basis to reflect changes in the Customer’s financial condition, cash flow or ongoing financial stability. For loans less than a specified threshold, Customer accounts are managed based upon scoring models and performance.
      The Corporation’s credit risk is further discussed under “Credit Risk” on page 45 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference.
Risk Control/ Fraud
      The Corporation manages risk at the Customer level through sophisticated analytical techniques combined with regular judgmental review. Transactions are evaluated at the point of sale, where risk levels are balanced with profitability and Customer satisfaction. In addition, Customers showing signs of financial stress are periodically reviewed, a process that includes an examination of the Customer’s credit file, the Customer’s behavior with the Corporation’s accounts, and often a phone call to the Customer for clarification of the situation. The Corporation may block use of accounts, reduce credit lines on certain accounts, and increase the annual percentage rates on certain accounts (generally after giving the Customer notice and an opportunity to reject the rate increase, unless the increase was triggered by an event set out in the credit agreement as a specific basis for a rate increase).
      Commercial Customer accounts may be placed on a “Watch List” when either individual Customer performance or environmental factors warrant. These accounts are subject to additional quarterly reviews by business line management, risk management and senior credit officers in order to assess the Customer’s financial status and develop the appropriate strategy and action to take on the account. Watch List accounts are also assessed for impairment and appropriate specific reserves are determined.
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
      The Corporation manages fraud risk through a combination of judgmental reviews and sophisticated technology to detect and prevent fraud as early as possible. Technologies and strategies utilized include a neural net-based fraud score, expert systems and fraud specific authorization strategies. Address and other demographic discrepancies are investigated as part of the credit decision to identify and prevent identity theft.
Collection
      The Corporation’s collection philosophy is to work with each Customer with a past due account at an early stage of delinquency in a persistent yet professional manner. The Corporation employs several computerized systems to assist in the collection of past due accounts. These systems analyze each Customer’s purchase and repayment habits, and select accounts for initial contact with the objective of contacting the highest risk accounts first. Customers who are experiencing significant financial problems and who may consider filing for bankruptcy are referred to specialists who offer alternative payment programs to bankruptcy, including debt counseling, reduced interest rates, and other restructured loan arrangements.
      The Corporation works with Customers continually at each stage of delinquency. The Corporation charges off open-end delinquent loans by the end of the month in which the account becomes 180 days contractually past due and closed-end delinquent loans by the end of the month in which they become 120 days contractually past due. Delinquent bankrupt accounts are charged-off by the end of the second calendar month following receipt of notification of filing from the applicable court, but not later than the applicable 180-day or 120-day timeframes described above. Accounts of deceased Customers are charged off when the loss is determined, but not later than the applicable 180-day or 120-day timeframes described above. Fraudulent accounts are charged off the end of the calendar month of the 90th day after identifying the account as fraudulent, but not later than the applicable 180-day or 120-day timeframes described above. Accounts failing to make a payment within charge-off policy timeframes are written off. Managers may on an exception basis defer charge-off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all such exceptions to the above charge-off policies. If an account has been charged-off, it may be sold to a third party or retained by the Corporation for recovery.
      A Customer’s account may be re-aged to remove existing delinquency. Generally, the intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties and have demonstrated both the ability and willingness to resume regular payments, but may be unable to pay the entire past due amount. To qualify for re-aging, the account must have been opened for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a 5-year period. To qualify for re-aging, the Customer must also have paid an amount equal to three regular minimum monthly payments within the last 90 days. In addition, the Corporation may re-age the account of a Customer who is experiencing long-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a 5-year period and must meet the qualifications for re-ages described above, except that the Customer’s three consecutive minimum monthly payments may be based on the modified terms and conditions applied to the account. The Corporation’s senior management and the Corporation’s Loan Review Department approve all re-age strategies. Re-ages may have the effect of delaying charge-offs. For a discussion on the amount of re-ages and their impact, see “Renogiated Loan Programs — Re-aged Loans” on pages 50 and 51 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference.

Operations
      Account processing services performed by MBNA Technology, Inc. (“MBNA Technology”), a wholly-owned subsidiary of MBNA America, include information and data processing, payment processing, statement rendering, card production, fullfillment operations and network services. MBNA Technology’s data network provides an interface to MasterCard, Visa and American Express networks for performing authorizations and settlement funds transfers. Most data processing and network functions are performed at MBNA Technology’s facilities in Dallas, Texas, and Newark, Delaware. MBNA Technology processes Customer payments and generates and mails monthly statements to Customers summarizing account activity. Third-party vendors provide print and mail services in the U.K. and account processing services for the Corporation’s U.S. and U.K. business card products. The Corporation depends on the continued availability and reliability of the MasterCard, Visa and American Express networks to provide for the exchange of financial information and funds between merchants and the Corporation. See “MasterCard and Visa Litigation and Competition” on pages 15 and 16 of this Form 10-K below.
      In 2004, the Corporation successfully completed a multi-phase project, begun in 2002, extending the use of the Corporation’s North American core Customer information systems to MBNA Europe’s business in the U.K. and Ireland, which had relied on third-party vendors for such information systems. The project provides standardization of systems, appropriate infrastructure for an “internationalized” technical platform and systems enhancements for the MBNA Europe processing environment.
Internet and Technology
      The Corporation offers several Internet-based products and services, including online credit card and consumer loan applications, real-time online account access and servicing, deposit products information, online balance transfers, and online shopping and security features.
      The Corporation uses sophisticated systems and technology in all aspects of its business operations to enhance Customer service and improve efficiency. These systems include marketing databases, advanced telecommunications networks to support Customer service and telesales, a credit decisioning system that processes credit card applications leveraging on-line credit bureaus, neural networks to identify and prevent fraud, and selective statement insertion technology to customize communications with Customers. These systems enable the Corporation to implement customized marketing and service strategies for endorsing organizations. The Corporation relies primarily on the internal development of technology solutions to provide the flexibility, quality, and responsiveness to effectively support its business.
Terms and Conditions
      Each Customer and the Corporation enter into an agreement setting forth the terms and conditions of the Customer’s account. The Corporation reserves the right to add or change any terms, conditions, services or features of its accounts at any time by giving notice to the Customer, including increasing or decreasing periodic finance charges, other charges, and payment terms. The Customer agreement generally provides that the Corporation may apply such changes, when applicable, to current outstanding balances as well as to future transactions. In the U.S., the Customer can reject a rate increase by notifying the Corporation and then no longer using the account (unless the increase was triggered by an event set out in the agreement as a specific basis for a rate increase). In some cases the Corporation will initiate a change in terms only after the Customer has accepted the change, such as by continued use of the account after notice.
      The Corporation’s other consumer loan accounts include accounts with a minimum monthly payment similar to credit card loan accounts and with a fixed monthly payment amount. On the accounts with a fixed monthly payment amount, Customers take advances on the account and repay the advances over a fixed term with a fixed monthly payment amount, with the term and payment amount reset with each new advance.
      The Corporation offers fixed and variable rates on accounts and also offers temporary promotional rates. In the U.S., variable rates are offered at a percentage rate indexed to the U.S. Prime Rate published in The Wall Street Journal. See “Interest Rate Sensitivity” on pages 66 through 68 of the 2004 Annual Report to

Stockholders, which is incorporated herein by reference, for further discussion of the interest rates on the Corporation’s accounts.
      The Corporation assesses annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees earned on the Corporation’s credit card, other consumer and commercial loans in accordance with each Customer’s account agreement.
International
      The Corporation’s international activities are performed primarily through MBNA America’s two non-U.S. bank subsidiaries, MBNA Europe and MBNA Canada. See “Note 30: Foreign Activities” on page 109 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference, for certain financial information on the Corporation’s international activities. The Corporation uses similar business strategies and operating methods in its international activities as in the U.S., with adjustments for local regulations and customs.
      In early 2004, MBNA established a representative office in Shanghai, China in order to explore options for eventually offering credit card loan products and services in China and other Asian markets. Non-Chinese banks, such as the Corporation’s banking subsidiaries, currently are barred from offering loans to Chinese citizens. When China joined the World Trade Organization in 2001, it agreed to lift the restriction on non-Chinese banks beginning in 2007.
Regulatory Matters
      The earnings of the Corporation are affected by monetary policies and the actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”). In addition, numerous federal and state laws and regulations affect the activities of the Corporation. This regulatory framework is intended primarily for the protection of depositors and deposit insurance funds and not for the protection of security holders.
      Set forth below is a description of some of the material elements of the laws, regulations, policies and other regulatory matters affecting the Corporation and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes and regulations, as amended, that are described.

General
      As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and to the BHCA’s examination and reporting requirements. The FRB is the Corporation’s primary regulator and supervises the Corporation’s activities on a continual basis. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies generally are prohibited under the BHCA from engaging in non-banking activities, subject to certain exceptions. The Gramm-Leach-Bliley Act, enacted in 1999 and discussed below, broadened the range of permissible activities for bank holding companies that qualify as “financial holding companies”.
      MBNA America and MBNA Delaware are subject to supervision and examination by the OCC, which is their primary regulator. MBNA America and MBNA Delaware are insured by, and therefore are subject to the regulations of, the FDIC and are also subject to requirements and restrictions under federal and certain state laws, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.
      MBNA Europe is subject to regulation and supervision by the U.K. Financial Services Authority, the FRB, and the OCC. MBNA Canada is subject to regulation and supervision by the Office of the

Superintendent of Financial Institutions, the Canadian Deposit Insurance Corporation, the FRB, and the OCC.

Dividends
      The principal source of funds to the Corporation to pay dividends and interest and principal on debt securities and to meet other obligations is dividends from MBNA America. MBNA America and MBNA Delaware are subject to limitations on the dividends they may pay to the Corporation. The Corporation may also be subject to limitations on the payment of dividends to stockholders. See “Dividend Limitations” on page 56 and “Note 27: Dividend Limitations” on page 106 of the 2004 Annual Report to Stockholders, which are incorporated herein by reference. In addition, the Corporation, MBNA America and MBNA Delaware are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Moreover, neither MBNA America nor MBNA Delaware may pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Banking regulators have indicated that banking organizations should generally pay dividends only out of current operating earnings.

Intercompany Borrowings and Transactions
      There are various legal restrictions on the extent to which the Corporation and its non-bank subsidiaries may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with, MBNA America and MBNA Delaware, the Corporation’s U.S. bank subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and the aggregate of such transactions are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the U.S. bank subsidiary’s capital stock and surplus, and as to the Corporation and all such non-bank subsidiaries in the aggregate, to 20% of the U.S. bank subsidiary’s capital stock and surplus.
      Extensions of credit and other transactions between one of the Corporation’s U.S. bank subsidiaries on the one hand, and the Corporation or one of its non-bank subsidiaries on the other, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Corporation’s U.S. bank subsidiary as those prevailing at the time for comparable transactions between the Corporation’s U.S. bank subsidiaries and non-affiliated companies.

Capital Requirements
      The FRB, OCC and FDIC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.
      Under the risk-based capital guidelines adopted by the FRB for bank holding companies, such as the Corporation, and the OCC for national banks, such as MBNA America and MBNA Delaware, the minimum requirement for the ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) is 8%. At least half of the qualifying total capital must be comprised of “Tier I capital”, which includes common stockholders’ equity, qualifying non-cumulative perpetual preferred stock, certain minority interests in the equity accounts of consolidated subsidiaries and in the case of bank holding companies a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities. The remainder of a bank holding company’s or bank’s qualifying total capital must consist of “Tier II capital”, which includes certain mandatory convertible debt securities, a limited amount of subordinated debt, a limited amount of reserves for possible credit losses, and limited amounts attributable to Tier I capital instruments that are in excess of amounts permitted to be included in Tier I capital. As of July 1, 2003 the Corporation deconsolidated the statutory business trusts that have issued trust preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on the Corporation’s consolidated balance sheet. See Note 19: “Long-Term Debt and Bank Notes” on pages 96 through 98 of the

2004 Annual Report to Stockholders. In a rule first proposed in May 2004 and adopted as a final rule in March 2005, the FRB has confirmed the continued qualification of trust preferred securities as Tier I capital notwithstanding the change in accounting treatment. The final rule creates an expanded category of “restricted core capital elements” for bank holding companies that includes, in addition to cumulative perpetual preferred stock, trust preferred securities, REIT preferred securities and certain minority interests. Under the final rule, bank holding companies that are internationally active banking organizations, such as the Corporation, must limit restricted core capital elements to 15% of the sum of all Tier I capital elements, net of goodwill less any associated deferred tax liability. While the final rule allows for a transition period to March 31, 2009, the FRB generally expects internationally active banking organizations, such as the Corporation, to limit the amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities included in Tier I capital to such a 15% limit immediately. In addition, the FRB has adopted a minimum leverage ratio (Tier I capital to average total assets less goodwill and certain other intangible assets) of 3% for bank holding companies that have the agency’s highest supervisory rating or have implemented the FRB’s market risk capital measure, and 4% for all other bank holding companies. See “Capital Adequacy” on pages 55 through 56 and Note 28: “Capital Adequacy” on page 107 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference. Bank holding companies and banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.
      Current U.S. federal bank regulatory risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee has been working for a number of years on a revised capital framework focused on securing international convergence on revisions to regulations and standards governing the capital adequacy of internationally active banking organizations. In June 2004, the Basel Committee issued a revised framework document, “The New Basel Capital Accord” (“Basel II”), which proposes significant revisions to the current Basel Capital Accord. Basel II would establish a three-part framework for capital adequacy that would include: (1) minimum regulatory capital requirements; (2) supervisory review of an institution’s capital adequacy and internal capital assessment process; and (3) market discipline through increased disclosures regarding capital adequacy.
      In August 2003, an Advance Notice of Proposed Rulemaking was published by the OCC, the FRB, the FDIC and the Office of Thrift Supervision (collectively “the Agencies”). The Advance Notice of Proposed Rulemaking was titled “Risk-Based Capital Guidelines; Implementation of New Basel Capital Accord; Internal Ratings-Based Systems for Corporate Credit and Operational Risk Advanced Measurement Approaches for Regulatory Capital; Proposed Rule and Notice” (the “Proposed Regulatory Guidance”). The Proposed Regulatory Guidance set forth for industry comment the Agencies’ views on a proposed framework for implementing Basel II in the United States. In particular, the Proposed Regulatory Guidance describes significant elements of the Advanced Internal Ratings-Based approach for credit risk and the Advanced Measurement Approaches for operational risk. The Agencies have determined that the advanced risk and capital measurement methodologies of Basel II will be applied on a mandatory basis for large, internationally active banking organizations. Institutions subject to the mandatory application of the advanced approaches would be those institutions with total banking assets of $250 billion or more or those institutions, such as the Corporation, with total on-balance sheet foreign exposure of $10 billion or more.
      Both prior and subsequent to the publication of the Proposed Regulatory Guidance, U.S. regulatory agencies have issued guidance on a number of topics regarding implementation of Basel II for U.S. financial institutions. The Agencies are expected to issue a Notice of Proposed Rulemaking sometime in the summer of 2005 with final rules to be issued in the first half of 2006. Adoption of the proposed new rules are expected to increase required regulatory capital for some U.S. banking organizations, such as the Corporation and the Corporation’s banking subsidiaries, due in part to a new capital charge for operational risk and to the final treatment of certain credit risk exposures, including the treatment of credit card loans and asset securitizations.
      U.S. regulatory agencies recently conducted a Quantitative Impact Study in order to assess the impact of Basel II on capital requirements of U.S. financial institutions. Approximately 30 organizations, including the Corporation, participated in the exercise. The Corporation has determined that its current level of capital is sufficient to meet the increase in required regulatory capital.

Corporation Support of Banks
      Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon its stockholders and, if any such assessment is not paid, to sell the stock to make good the deficiency. Under FRB policy, the Corporation is expected to act as a source of financial strength to its U.S. bank subsidiaries and to commit resources to support them. Any non-deposit obligation of the Corporation’s U.S. bank subsidiaries to the Corporation is subordinate in right of payment to deposits, and certain obligations of the Corporation’s U.S. bank subsidiaries to the Corporation are subordinate in right of payment to certain other indebtedness of the Corporation’s U.S. bank subsidiaries. In the event of the Corporation’s bankruptcy, any commitment by the Corporation to a federal bank regulatory agency to maintain the capital of its U.S. bank subsidiaries will be assumed by the bankruptcy trustee and entitled to priority of payment.

Cross Default
      Each of the Corporation’s banking subsidiaries can be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, due to the default of any other of the Corporation’s banking subsidiaries and for any assistance provided by the FDIC to any of the Corporation’s banking subsidiaries that is in danger of default and that is controlled by the Corporation. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. An FDIC cross-guarantee claim against a bank is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

Prompt Corrective Action
      The Federal Deposit Insurance Act, as amended (the “FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier I capital ratio and the leverage ratio.
      Under the regulations adopted by the federal regulatory authorities, a bank insured by the FDIC, such as MBNA America and MBNA Delaware, will be: (1) “well capitalized” if it has a total capital ratio of 10 percent or greater, a Tier I capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (2) “adequately capitalized” if it has a total capital ratio of 8 percent or greater, a Tier I capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater (3 percent in certain circumstances) and is not “well capitalized”; (3) “undercapitalized” if it has a total capital ratio of less than 8 percent, a Tier I capital ratio of less than 4 percent or a leverage ratio of less than 4 percent (3 percent in certain circumstances); (4) “significantly undercapitalized” if it has a total capital ratio of less than 6 percent, a Tier I capital ratio of less than 3 percent or a leverage ratio of less than 3 percent and (5) “critically undercapitalized” if its tangible equity ratio is equal to or less than 2 percent. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. At December 31, 2004, MBNA America and MBNA Delaware were each considered “well capitalized”. See Note 28: “Capital Adequacy” on page 107 of the 2004 Annual Report of Stockholders, which is incorporated herein by reference.
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
      “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

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
      FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. As of December 31, 2004, MBNA America met the FDIC’s definition of a well capitalized institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be “well capitalized” if it maintains a ratio of Tier I capital to risk-adjusted assets of at least 6 percent, a ratio of Total capital to risk-weighted assets of at least 10 percent and a leverage ratio of at least 5 percent and is not subject to any order, direction or written agreement to maintain specific capital levels. Under the regulatory definition of brokered deposits, as of December 31, 2004, MBNA America had brokered deposits of $4.1 billion. See “Deposits” on pages 64 through 65 of the 2004 Annual Report of Stockholders, which is incorporated herein by reference, for discussion of brokered deposits.

Deposit Insurance
      MBNA America and MBNA Delaware are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (“BIF”). Each financial institution is assigned to one of three capital groups — well capitalized, adequately capitalized or undercapitalized — and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to MBNA America and MBNA Delaware in the future will depend in part upon the risk assessment classification assigned by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.
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

      The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount, if any, paid for deposit insurance. The Financing Corporation assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current Financing Corporation annual assessment rate is 1.44 cents per $100 of deposits.

Regulation of the Credit Card and Other Consumer Lending Businesses in the U.S.
      The relationship between the Corporation and its Customers in the U.S. is extensively regulated by federal and state consumer protection laws. The Truth in Lending Act requires consumer lenders to make certain disclosures along with their applications (for credit card accounts) and solicitations, upon opening an account and with each periodic statement. It also imposes certain substantive requirements and restrictions on lenders and provides Customers with certain rights to dispute unauthorized charges and to have billing errors corrected promptly. Customers are also given the right to have payments promptly credited to their accounts.
      The Equal Credit Opportunity Act prohibits lenders from discriminating in extending credit on certain criteria such as an applicant’s sex, race and marital status. In order to protect borrowers from such discrimination, it requires that lenders disclose the reasons they took adverse action against an applicant or a Customer.
      The Fair Credit Reporting Act (“FCRA”) generally regulates credit reporting agencies, but also imposes some duties on lenders as users of consumer credit reports. For instance, it prohibits the use of a consumer credit report by a lender except in connection with a proposed business transaction with the consumer. It also requires lenders to notify consumers when taking adverse action based upon information obtained from credit reporting agencies. Portions of the Act pre-empt state law and establish a uniform, national standard for financial institutions using consumer credit reports. In December 2003, provisions of the Act, which would have expired on January 1, 2004, were extended and important aspects of the Act that pre-empted state law were made permanent through the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”). Among other things, the FACT Act revises certain sections of FCRA, establishes additional rights for consumers to obtain and correct credit reports, and establishes additional requirements for financial institutions that provide adverse credit information to a consumer reporting agency. Consumers must be provided with certain disclosures and will have a right to receive a free copy of their credit report once a year. The FACT Act also extends the duration of a consumer’s opt-out of prescreened lists for credit or insurance marketing solicitations, extends the statute of limitations for civil liability for violations of FCRA, and requires consumers to be provided a right to opt out of solicitations for marketing purposes if affiliates that make solicitations for marketing purposes are using certain consumer information received from another affiliate. Regulations concerning affiliate marketing are expected to be finalized in 2005.
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
      The National Bank Act, which governs the activities of national banks, authorizes national banks to use various alternative interest rates when they make loans, including the highest interest rate authorized for state-chartered lenders located in the state where the national bank is located. This ability to “export” rates, as provided for in the Act, is relied upon by MBNA America and MBNA Delaware to charge Customers the interest rates and fees permitted by Delaware law regardless of an inconsistent law of the state in which the Customer is located, thereby facilitating MBNA America’s and MBNA Delaware’s nationwide lending activities.
      The National Bank Act also permits national banks to provide debt cancellation and debt suspension products to their loan customers. In 2002, the OCC adopted new regulations governing the offering of these products by national banks, including requirements to provide written disclosures to consumers and obtain written acknowledgement from consumers of their receipt of such disclosures.

      Federal regulators have become more active in monitoring the specific business practices of financial institutions, including the credit card industry. For example, in September 2004, the OCC issued an advisory letter describing several credit card marketing and management practices that could expose banks to potential compliance and reputation risks, regulatory enforcement and litigation. In the letter, the OCC alerted banks to fully and prominently disclose in promotional materials and credit agreements certain credit card terms, such as the applicability and duration of promotional rates and the ability of banks to alter credit card terms and to change pricing. In addition, in January 2003 under the auspices of the Federal Financial Institutions Examination Council, the OCC, the FRB and the FDIC issued guidance governing account management practices for credit card lending, including with respect to credit line management, over-limit practices, minimum payment requirements and workout and forbearance practices. In issuing the guidance, the bank regulators were focused on addressing potential safety and soundness issues arising from the account management practices. See “Domestic Credit Card Loan Receivables” on pages 32 through 33 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s changes to the minimum payment amounts required on certain accounts.

Financial Modernization Legislation: The Gramm-Leach-Bliley Act
      The Gramm-Leach-Bliley Act (the “GLBA”):

•	allows bank holding companies meeting management, capital and Community Reinvestment Act (“CRA”) standards to engage in a substantially broader range of nonbanking activities than are otherwise permissible, including insurance underwriting and agency, underwriting and dealing in securities, and making merchant banking investments in commercial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removed various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
      In order for a bank holding company to engage in the broader range of activities that are permitted by the GLBA, all of its depository institutions must be “well capitalized” and “well managed” and it must file a declaration with the FRB that it elects to be a “financial holding company.” In addition, to commence any new activity permitted by the GLBA and to acquire any company engaged in any new activity permitted by the GLBA, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the CRA.
      The GLBA also allows a national bank to own a financial subsidiary engaged in certain of the nonbanking activities authorized for financial holding companies. The national bank must meet certain requirements, including that it and all of its depository institution affiliates be well capitalized and well managed. Also, to commence any new activity or acquire any company engaged in any new activity, the national bank must have at least a “satisfactory” CRA examination rating. In addition, it must obtain approval of the OCC.

Privacy
      The financial privacy provisions of the GLBA generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide an annual privacy notice to its customers. The GLBA permits states to adopt more restrictive privacy laws. A number of U.S. states have adopted or are considering the adoption of more restrictive privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission and laws prohibiting financial institutions, including the Corporation, from disclosing nonpublic personal information about consumers to affiliates unless consumers have the opportunity to “opt out” of the disclosure. These laws may make it more difficult for the Corporation to share Customer information with its marketing partners and among its affiliates and reduce the effectiveness and increase the cost of marketing programs.

Community Reinvestment Act (CRA)
      The CRA requires banks to help serve the credit needs of their communities, including providing credit to low and moderate income individuals and geographies. Should the Corporation’s bank subsidiaries fail to adequately serve the community, potential penalties are regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other companies.

Telemarketing Regulation
      The Federal Telephone Consumer Protection Act, among other provisions, requires telemarketers to restrict calling to certain hours of the day and maintain a list of individuals asking to be included on that telemarketer’s “do not call” list. In January 2003, the Federal Trade Commission (the “FTC”) amended the Telemarketing Sales Rules further restricting telemarketing by establishing the national “do not call” list on which consumers may place themselves. Telemarketers must obtain the “do not call” list and exclude all consumers on the “do not call” list from telemarketing calls. In July 2003, the Federal Communications Commission (the “FCC”) amended its implementing regulations under the Telephone Consumer Protection Act to make them substantially consistent with the FTC’s rules. In September 2003, President Bush signed into law legislation ratifying the FTC’s authority to administer the “do not call” list. While the FTC’s rules do not apply to banks, the FCC’s rules do apply. As of January 2005, over 80 million phone numbers were registered on the national “do not call” list. Over the past few years, almost all states have passed or are considering similar legislation. All of these laws and regulations provide sanctions for non-compliance and increase the cost and decrease the efficiency and effectiveness of the Corporation’s telesales program.

Anti-Money Laundering Initiatives and the USA PATRIOT Act
      A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. In 2001, comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”) was enacted. The USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and Customer due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S.
      The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.
      Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. The USA Patriot Act’s requirement to obtain and verify certain Customer information prevents the Corporation from opening accounts when such information cannot be easily obtained or verified.

MasterCard and Visa Litigation and Competition
      The Corporation issues credit cards on MasterCard’s and Visa’s networks. MasterCard and Visa are facing significant litigation and increased competition.
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

      In October 2004, the United States Supreme Court decided to let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the “Association Rules”) were found to have violated federal antitrust laws (the “Antitrust Decision”). The Antitrust Decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as the Corporation’s banking subsidiaries, also to issue cards on competitor networks. Discover and American Express also initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the Association Rules.
      MasterCard and Visa are parties to suits alleging that MasterCard’s and Visa’s currency conversion practices are unlawful.
      The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could affect adversely the interchange paid to their member banks, including the Corporation’s banking subsidiaries.

Regulation of International Business
      As with banking and consumer credit regulation in the U.S., the Corporation’s international businesses are subject to extensive regulation.

•	U.S. Regulation of International Business
      The Corporation’s investments in MBNA Europe and MBNA Canada, and any further investments the Corporation may decide to make in MBNA Europe or MBNA Canada or in any other company outside the U.S., are subject to regulations adopted by the FRB pursuant to the BHCA and the Federal Reserve Act. Among other things, under certain circumstances these regulations require approval of the FRB to acquire, establish or make investments in companies outside the U.S. These regulations could limit the Corporation’s ability to expand the business of MBNA Europe or MBNA Canada, as well as the Corporation’s ability otherwise to expand its operations outside the U.S.

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
      Other regulatory bodies in the U.K. include: the Office of the Information Commissioner, formerly the Data Protection Commissioner, which enforces the provisions of, and oversees compliance with, data protection legislation; The Office of Fair Trading (“OFT”), which grants consumer credit licenses, enforces the substantive provisions of consumer credit legislation and regulates fair trade and competition; and the Office of Communications, which oversees compliance with telecommunications licensing rules and regulations. The Enterprise Act 2002 gave the OFT increased powers to act on consumer complaints.
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
      MBNA Europe is subject to increasing levels of consumer protection regulation in the U.K. The U.K government’s focus on over-indebtedness has resulted in a Committee of U.K. Members of Parliament (the “Treasury Select Committee”) carrying out an investigation into the transparency of credit card terms

(including interest rates, annual percentage rates, interest calculations, and transaction and default charges), and into marketing methods for credit cards and other credit products. The Committee made a series of recommendations in its report published in December 2003. The U.K. credit card industry has responded to the recommendations by agreeing to self-regulating guidelines on matters such as summary boxes and credit card access checks. A further report was issued by the Treasury Select Committee in February 2005 recommending additional practices, such as including clearer interest calculation methods, reduced default charges, comprehensive data sharing among lenders, refraining from unsolicited issuing of credit card access checks and changing the marketing and provision of credit insurance. A draft Consumer Credit bill was published in December 2004 proposing amendments to some provisions of the Consumer Credit Act 1974, including a provision enabling consumers to challenge consumer credit agreements on the basis of unfairness. The Consumer Credit Act 1974 was amended in 2004 to introduce changes to advertising regulations, the form and content of credit card agreements, and the calculation of the annual percentage rates. The amendments require changes to the Corporation’s U.K. advertising and the terms and conditions of Customer agreements. In addition, the European Commission has issued a draft amended Consumer Credit Directive that, if adopted, could further regulate the manner in which MBNA Europe markets and delivers its products.
      The European Commission and the OFT have challenged interchange rates in the European Union and the U.K. Interchange is a fee paid by a merchant bank to the card-issuing bank, such as MBNA Europe, through the interchange network as compensation for risk, grace period, and other operating costs. MasterCard and Visa each set the interchange rates it charges.
      In 2002, the European Commission and Visa reached an agreement on Visa’s cross-border interchange rates within the European Union. As a result, in 2002 Visa reduced its interchange rates on transactions within the European Union and, effective October 2003, reduced its interchange rates approximately 10 basis points on transactions in the U.K. Effective October 2004, MasterCard also reduced its interchange rates approximately 10 basis points on transactions in the U.K.
      The OFT has conducted a lengthy investigation of MasterCard’s U.K. interchange rates. In November 2004, it issued draft conclusions finding that the setting of U.K. interchange rates at their current levels represents a restriction of competition leading to an unjustifiably high interchange rate. If the OFT’s draft conclusions are implemented, MasterCard interchange rates in the U.K. would be significantly reduced. MasterCard and its U.K. members have challenged the OFT’s draft conclusions. A final OFT decision is expected in June 2005 and will be subject to an appeal process. The appeal process could postpone the final resolution of the OFT’s investigation, and its effects, to 2006. In October 2004, the OFT extended its interchange investigation to Visa U.K. interchange rates.
      The Corporation cannot predict the amount and timing of any reductions to interchange rates in the U.K., including as the result of the OFT investigations described above. However, as indicated above, reductions to interchange rates in the U.K. could be substantial.
      The Data Protection Act 1998 requires registration of data controllers in the U.K., establishes principles to ensure data is processed fairly and securely and gives consumers a right of access to the data held on them. Similar provisions apply in Ireland and Spain.
      The Unfair Contracts Terms Act 1977 and the Unfair Terms in Consumer Contracts Regulations 1999 prohibit terms in consumer contracts that are unfair to consumers and impose limits on the extent to which civil liability for breach of contract can be avoided by means of contract terms. In the U.K., default charges such as late, overlimit and returned check fees that exceed a genuine pre-estimate of the cost of the Customer’s breach of contract are illegal. The OFT is carrying out an industry-wide investigation into alleged unfair contract terms in Customer agreements and questioning how MBNA Europe establishes default charges, such as late, overlimit and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable consumer credit agreement terms relating to default charges to the extent they are disproportionately high in relation to their actual cost to the Corporation. The OFT must seek a court injunction to enforce such provisions. In July 2004, the Corporation received a letter from the OFT indicating that the OFT is challenging the amount of the Corporation’s default charges in the U.K. The Corporation responded to the OFT letter in September 2004 and in February 2005 the OFT requested additional information. In the event the OFT’s view prevails, the Corporation’s default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Corporation may also be subject to claims from Customers seeking reimbursement of default charges. The Corporation is assessing the OFT challenge and cannot state what its eventual outcome will be.
      The personal insolvency provisions of the Enterprise Act 2002, aimed at reducing the stigma of bankruptcy, became effective in April 2004 and gave rise to a modest increase in the levels of bankruptcy filings in the U.K. during the third and fourth quarter of 2004.
      MBNA Europe in the U.K. currently complies with the Association of British Insurers voluntary regulations applicable to credit insurance. In January 2005, the FSA became the single governmental body that regulates insurance and MBNA Europe is governed by the FSA when offering credit or other insurance-related products to its Customers. MBNA Europe changed Customer communications and procedures in response to FSA rules prior to the January 2005 effective date.
      MBNA Europe has operated in Ireland since 1997 through a branch (“MBNA Ireland”) established under the European Union Second Council Directive. Capital and liquidity requirements are governed by FSA regulation. MBNA Ireland is otherwise subject to Irish consumer credit laws and banking laws enforced by the Ireland Financial Services Regulatory Authority. Increases in, or the introduction of, finance charges on Customer accounts must be approved by the Ireland Financial Services Regulatory Authority.
      MBNA Europe has operated in Spain since 2002 through a branch (“MBNA Spain”) established under the European Union Second Council Directive. Capital and liquidity requirements are governed by FSA regulations. MBNA Spain is otherwise subject to Spanish consumer credit and banking laws enforced by the Bank of Spain. New and increased fees on Customer accounts and advertisements that refer to the cost of credit must be approved by the Bank of Spain.

•	International Regulation of MBNA Canada
      MBNA Canada was incorporated by letters patent as a Schedule II Bank pursuant to the Bank Act (Canada). As is required by the Bank Act, MBNA Canada obtained an order permitting it to commence business in November 1997. It is a wholly owned subsidiary of MBNA America and is thus a foreign bank for the purposes of regulatory supervision in Canada. The Canadian banking regulatory regime in which MBNA Canada operates is a comprehensive system based on the provisions of the Bank Act, the regulations made under the Bank Act and guidelines and policy statements published by the Office of the Superintendent of Financial Institutions (Canada) (“OSFI”). MBNA Canada is also a member institution of the Canada Deposit Insurance Corporation.
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

Competition
      The Corporation’s business is highly competitive. The Corporation competes with numerous banks with national, regional and local operations in domestic and international markets and with non-bank competitors who issue credit and charge cards and make other consumer loans. Strategies used by the Corporation’s competitors include targeted marketing, low introductory rates, balance transfers with promotional rates, rewards programs, affinity marketing, and discounts on products and services. The Corporation also uses these strategies, emphasizing its strategy of marketing to people with a strong common interest and its Customer service, to effectively compete with its competitors.
Employees
      As of December 31, 2004, the Corporation had approximately 28,000 employees.
Important Factors Regarding Forward-Looking Statements
      From time to time, the Corporation may make forward-looking oral or written statements concerning the Corporation’s future performance. Such statements are subject to risks and uncertainties that may cause the Corporation’s actual performance to differ materially from that set forth in such forward-looking statements. Words such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project” or similar expressions are intended to identify forward-looking statements. Such statements speak only as of the date on which they are made. The Corporation undertakes no obligation to update publicly or revise any such statements. Factors which could cause the Corporation’s performance (financial or otherwise) to differ materially from those contained in forward-looking statements include, but are not limited to, the following:

Legal and Regulatory
      The banking and consumer credit industry is subject to extensive regulation and examination. Changes in federal, state and foreign laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact the Corporation’s performance. In recent years, changes in policies and regulatory guidance issued by regulators of the Corporation’s business, and affecting credit card and consumer lending in particular, have had a significant impact on the Corporation and are likely to continue to do so in the future. For example, see “International Regulation of MBNA Europe” on page 16 above. The Corporation cannot predict the impact of these changes. The impact of changes in bank regulatory guidance is particularly difficult to assess as the guidance in recent years has provided, and is likely to continue to provide, considerable discretion to bank regulators in interpreting how the guidance should be applied generally or to particular lenders. For example, see “Regulation of the Credit Card and Other Consumer Lending Businesses in the U.S.” on page 13 above. In addition, the Corporation could incur unanticipated litigation or compliance costs.

Reputation Risk
      The Corporation has reputation risk arising from negative public opinion. The Corporation’s reputation impacts its business, including its ability to attract and retain Customers and to offer new and existing products. The Corporation’s reputation is highly dependent upon perceptions by Customers and regulators of the Corporation’s business practices and other activities.

Competition
      The Corporation’s business is highly competitive. See “Competition” on page 19 above. Competition from other lenders could affect the Corporation’s loans outstanding, Customer retention, and the rates and fees charged on the Corporation’s loans.

Economic Conditions
      The Corporation’s business is affected by general economic conditions beyond the Corporation’s control, including employment levels, consumer confidence and interest rates. A recession or slowdown in the economy of the U.S. or U.K., or in other markets in which the Corporation does business may adversely impact delinquencies, credit losses, new accounts, loans outstanding and charge volume.

Delinquencies and Credit Losses
      An increase in delinquencies and credit losses could affect the Corporation’s financial performance. Delinquencies and credit losses are influenced by a number of factors, including the credit quality of the Corporation’s credit card, other consumer and commercial loans, the composition of the Corporation’s loans among credit card, other consumer and commercial loans, general economic conditions, the success of the Corporation’s collection efforts, the seasoning of the Corporation’s accounts, and the impact of actual or proposed changes in bankruptcy laws or regulatory policies.

Interest Rate Increases
      An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Interest Rate Sensitivity” on pages 66 through 68 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability of Funding and Securitization
      Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environment governing securitizations could adversely affect the Corporation. See “Liquidity and Rate Sensitivity” on pages 62 through 68 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference, for a discussion of the Corporation’s liquidity.

Customer Behavior
      The Corporation’s performance could be affected by changes in acceptance and use of consumer loan products, including credit cards and overall consumer spending, as well as different acceptance and use in international markets.

New Products and Markets
      The Corporation’s performance could be affected by difficulties or delays in the development of new products or services, including products or services other than credit card and other consumer loans, and in the expansion into new international markets. These may include the failure of Customers to accept products or services when planned, losses associated with the testing or acquisition of new products or services, or financial, legal or other difficulties that may arise in the course of such implementation. In addition, the Corporation could face competition with new products or services, which may affect the success of such efforts. With the expansion to new international markets, the Corporation could experience difficulties and delays related to legal and regulatory issues, local custom, competition, and other factors.

Growth
      The growth of the Corporation’s existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire qualified people, obtain funding for significant capital investments, and selectively pursue loan portfolio and other business acquisitions.

Available Information
      The Corporation maintains an Internet website at www.mbna.com/investor, where the Corporation makes available free of charge on or through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. In the event the Corporation’s Internet website is temporarily unavailable or the Corporation ceases to provide such information on or through its website free of charge, the Corporation will voluntarily provide electronic or paper copies of its filings free of charge upon request. The Corporation’s corporate governance guidelines and the charters of its Audit Committee, Governance Committee and Compensation Committee are also available on its Internet website at www.mbna.com/investor and in print to any stockholder upon request.

ITEM 2.	PROPERTIES
      The Corporation has approximately 3,300,000 square feet of administrative offices and credit card facilities in five office complexes that it owns in Delaware, including the Corporation’s headquarters in Wilmington. The majority of these facilities were designed and built expressly for the Corporation’s credit card operations.
      MBNA Technology conducts its processing from an approximately 587,000 square foot facility that the Corporation owns in Dallas, Texas as well as from approximately 548,000 square feet of office space at the facilities owned by the Corporation in Newark, Delaware. MBNA Technology has a backup data center in an approximately 108,000 square foot facility in Richardson, Texas that the Corporation owns. In addition, MBNA Technology leases 79,000 square feet of space in Addison, Texas.
      MBNA Marketing Systems has its headquarters in Belfast, Maine, and regional offices in the following locations: Cleveland, Ohio; Kennesaw, Georgia; Hunt Valley, Maryland; Aliso Viejo, California; Newark, New Jersey; and New York City, New York. These facilities are owned by the Corporation, except for the leased New York City and Aliso Viejo offices.
      MBNA Marketing Systems has telesales and other facilities in Delaware, New Hampshire, Ohio, Pennsylvania and in several locations in Maine. Most of these facilities are owned by the Corporation.
      MBNA Europe has approximately 512,000 square feet of administrative offices and credit card facilities that it owns in Chester, England. MBNA Europe is currently constructing an additional 142,000 square feet of space to support ongoing expansion. It also has leased sales offices in London, England. In Madrid, Spain, MBNA Europe owns a 141,000 square foot operations center. MBNA Ireland Limited owns a 138,000 square foot operations center in Carrick-on-Shannon, Ireland.
      MBNA Canada has approximately 200,000 square feet of owned office space for its credit card operations in Ottawa, Ontario and 5,000 square feet of leased space in Montreal, Quebec. An additional 140,000 square feet of owned space in Ottawa is currently under renovation.

ITEM 3.	LEGAL PROCEEDINGS

Foreign Currency Conversion Fees Litigation
      The Corporation and MBNA America are among the many card issuers who are defendants in In Re Currency Conversion Fee Antitrust Litigation, a class action, filed in the U.S. District Court for the Southern District of New York, that relates to foreign currency conversion fees to customers. MasterCard and Visa applied a currency conversion rate, equal to a wholesale rate plus 1%, to credit card transactions in foreign currencies for conversion of the foreign currency into U.S. dollars. They required the Corporation’s banking subsidiaries and other member banks to disclose the 1% add-on to the wholesale rate if the bank chose to pass it along to the credit cardholder. The Corporation’s banking subsidiaries disclosed this information in their cardholder agreements. In January 2002, the Corporation and MBNA America were added as defendants in the matter. The plaintiffs claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and failed to properly disclose the fees in solicitations and applications, in initial disclosure statements and on cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs also claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa and an additional fee assessed by some issuers. Unlike most other issuers, in the United States the Corporation’s banking subsidiaries did not charge the additional fee on consumer credit cards in addition to the fee charged by MasterCard and Visa, but did charge such an additional fee on business credit cards. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court granted a motion to dismiss certain Truth-in-Lending Act claims against the Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. In October 2004, a class was certified by the Court. The Corporation and MBNA America intend to defend this matter vigorously and believe that the claim is without merit.
      The Corporation, MBNA America and their affiliates are commonly subject to various pending or threatened legal proceedings, including certain class actions, arising out of the normal course of business. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, the Corporation believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During the fourth quarter of 2004, no matters were submitted to a vote of security holders of the Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT
      Information concerning the Corporation’s executive officers is set forth below.
      Randolph D. Lerner (43) has been Chairman of the Corporation since November 2002. He has been a director of the Corporation and MBNA America since April 1993. He is the owner of the Cleveland Browns football team and a member of the NFL’s Business Ventures Committee. He serves as Co-Chairman of the U.S. Marine Corps Heritage Foundation and is a member of Business Executives for National Security. He was previously a partner in Securities Advisors, L.P., which he had managed since September 1991. He is a member of the Board of Trustees of the Hospital for Special Surgery in New York City. He is a member of the District of Columbia and New York Bar.
      Bruce L. Hammonds (56) has been President and Chief Executive Officer of the Corporation and a director of the Corporation since December 30, 2003. He previously served as Chairman and Chief Executive Officer of MBNA America, and prior thereto as Chief Operating Officer of MBNA America. He has been a director of MBNA America since 1986. He has 35 years of management experience in consumer lending and was a member of the management team that established MBNA America in 1982. Mr. Hammonds is also a director of the Financial Services Roundtable and the Delaware Business Roundtable and serves as Chairman of the Roundtable’s Education Committee. He is a member of the Federal Reserve Board’s Advisory Council.
      John R. Cochran III (53) is the Chief Operating Officer of the Corporation and is the Chairman, Chief Executive Officer and President of MBNA America. He previously served as the Chief Operating Officer and Chief Marketing Officer of MBNA America. He has 32 years of management experience in the financial services industry and was a member of the management team that established MBNA America in 1982. He has been a director of MBNA America since 1986.
      Gregg Bacchieri (49) is a Group Executive of MBNA America. He is responsible for U.S. Card Business Operations, which includes credit, loss prevention, portfolio management, and Customer satisfaction and Customer marketing. He is a member of the MasterCard International Operations Committee. He has more than 26 years of management experience in retail lending and was a member of the management team that established MBNA America in 1982.
      Randall J. Black (48) is the Chief Accounting Officer and Assistant Treasurer of the Corporation and MBNA America. He is also a Senior Executive Vice President of MBNA America. He is the Controller for MBNA America and is responsible for all of the Corporation’s financial reporting, accounting policy, financial operations, and corporate taxes. He has over 20 years of experience in the financial services industry and has been with the Corporation for 13 years.
      Douglas R. Denton (58) is a Vice Chairman of the Corporation and MBNA America. He also serves as Chief Technology Officer of MBNA America. He is responsible for data processing, payment processing, statement rendering, card production and network services. His 36 year career has included a broad range of experience within the financial services industry and he has been with the Corporation for 15 years.
      Louis J. Freeh (55) is a Vice Chairman and General Counsel for the Corporation and MBNA America. He is responsible for legal matters and government affairs. He also serves as the Ethics Officer. Prior to joining the Corporation in 2001, he served as director of the FBI for eight years, as a federal judge and as a federal prosecutor.
      Charles C. Krulak (63) is a Vice Chairman of the Corporation and MBNA America. He is responsible for corporate development and acquisitions, personnel, compensation and benefits, and education and career development. He previously served as Chief Executive Officer of MBNA Europe. Before joining the Corporation in 1999, General Krulak had a 35 year career in the U.S. Marine Corps, including serving four years as Commandant.
      John W. Scheflen (58) is a Vice Chairman of MBNA America. He also serves as Secretary of the Corporation and MBNA America. He is responsible for corporate governance, compliance, information security, operational risk management, and portfolio risk management. He assisted with the legal aspects of the Corporation’s initial public offering in 1991. He has 30 years experience in law and has been with the Corporation for 13 years.
      Richard K. Struthers (49) is a Vice Chairman of the Corporation and MBNA America. He is also a director and serves as Chief Loan Officer of MBNA America, as well as Chairman of MBNA Europe and MBNA Canada. In addition, he is a director and serves as Chairman and Chief Executive Officer of MBNA Delaware. He is responsible for international operations, consumer finance, business lending, and MBNA America’s American Express credit card program. He has 27 years of experience in consumer lending and was a member of the management team that established MBNA America in 1982.
      Kenneth A. Vecchione (50) is a Vice Chairman and Chief Financial Officer of the Corporation and MBNA America. He has been a director of MBNA America since January 2005 and also serves as Chief Financial Officer of MBNA Delaware. He is responsible for accounting, corporate and strategic planning, treasury and financial operations, business analysis (including M&A analysis), financial planning, and investor relations. He previously served as Chief Financial Officer at AT&T Universal Card Services, First Data Corporation’s Electronic Funds Management business, and Citicorp’s Credit Card business. He has 28 years experience in the financial services industry and he has been with the Corporation for 7 years.
      Lance L. Weaver (50) is a Vice Chairman of the Corporation and MBNA America. He is also a director of MBNA America. He is responsible for MBNA America’s U.S. credit card business, including business development, marketing, sales, Customer satisfaction, U.S. regional operations, credit, Customer assistance and fraud. He is a board member and former chairman of MasterCard International Inc. He has 30 years of experience in consumer lending and administration and has been with the Corporation for 14 years. He has been a director of MBNA America since 1993.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      “Common Stock Price Range and Dividends” on page 120 and “Dividend Limitations” on page 56 of the 2004 Annual Report to Stockholders are incorporated herein by reference. “Securities Authorized for Issuance Under Equity Compensation Plans” on page 23 of the Definitive Proxy Statement is incorporated herein by reference.
Issuer Purchases Of Equity Securities

Summary of Stock Repurchases (in thousands, except for average price paid per share) (unaudited)

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share

October 1, 2004 — October 31, 2004
From employees(a)	58	$25.57
Open market(b)	221	25.58
November 1, 2004 — November 30, 2004
From employees(a)	273	26.54
Open market(b)	733	27.03
December 1, 2004 — December 31, 2004
From employees(a)	850	27.08
Open market(b)	3,124	27.33

Total	5,259	27.12

(a)	The repurchases from employees represent shares canceled when surrendered for minimum withholding taxes due. Also included are restricted stock awards that were cancelled.

(b)	To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation’s Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.
ITEM 6.     SELECTED FINANCIAL DATA
      “Five-Year Statistical Summary” on pages 18 and 19 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 through 71 of the 2004 Annual Report to Stockholders is incorporated herein by reference.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      “Interest Rate Sensitivity” on pages 66 through 68 and “Foreign Currency Exchange Rate Sensitivity” on page 68 of the 2004 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The “Report of Independent Registered Public Accounting Firm”, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, and the “Quarterly Data” on pages 74 through 118 of the 2004 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.
ITEM 9A.     CONTROLS AND PROCEDURES
      The Corporation’s management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the last day of the period covered by this report as required by Rule 13a-15(b) under the Exchange Act. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded as of the last day of the period covered by this report that the Corporation’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Corporation’s reports filed or submitted under the Exchange Act, particularly during the period in which this quarterly report was being prepared.
      There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
      “Management’s Report on Internal Control Over Financial Reporting” on page 72 of the 2004 Annual Report to Stockholders is incorporated herein by reference. “Report of Independent Registered Public Accounting Firm” (relating to Management’s Report on Internal Control Over Financial Reporting) on page 73 of the 2004 Annual Report to Stockholders is incorporated herein by reference.
ITEM 9B.     OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      “Election of Directors” on pages 5 through 7, the fourth paragraph of “Board of Directors” on page 8, “Code of Ethics” on page 12 and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 37 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      “Compensation of Directors” on page 11, “Compensation Committee Report on Executive Compensation” on pages 15 through 18, “Compensation Committee Interlocks and Insider Participation” on page 19, “Executive Compensation” on pages 19 through 26, and “Stock Performance Graph” on page 27 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      “Security Ownership of Management and Certain Beneficial Owners” on pages 3 and 4, and “Securities Authorized for Issuance Under Equity Compensation Plans” on page 23 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      “Compensation Committee Interlocks and Insider Participation” on page 19 and “Certain Relationships” on pages 28 and 29 in the Definitive Proxy Statement are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      “Independent Auditors” on pages 30 and 31 in the Definitive Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      1.     The following are incorporated herein by reference from the pages designated in the 2004 Annual Report to Stockholders:
      2.     Financial Statement Schedules
      No Financial Statement Schedules are required to be filed.
      3.     Exhibits:
      The following exhibits are incorporated by reference or filed herewith. References to the 1990 Form S-1 are to the Registrant’s Registration Statement on Form S-1 effective January 22, 1991, Registration No. 33-38125. References to the 1997 Form S-4 are to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4, Registration No. 333-21181, filed on February 25, 1997. References to the 1991 Form 10-K, the 1992 Form 10-K, the 1993 Form 10-K, the 1994 Form 10-K, the 1995 Form 10-K, the 1996 Form 10-K, the 1997 Form 10-K, the 1998 Form 10-K, the 1999 Form 10-K, the 2000 Form 10-K, the 2001 Form 10-K, the 2002 Form 10-K and the 2003 Form 10-K are to the Registrant’s Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003, respectively.

Exhibit 3.1	Articles of Incorporation, as amended and supplemented (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1998).
Exhibit 3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of 2002 Form 10-K).
Exhibit 4.1*	Senior Indenture, dated as of September 29, 1992, between the Registrant and Bankers Trust Company, as Trustee.
Exhibit 4.2*	Subordinated Indenture, dated as of November 24, 1992, between the Registrant and Harris Trust and Savings Bank, as Trustee.
Exhibit 4.3*	Issuing and Paying Agency Agreement, dated as of December 10, 1991 and amended as of August 11, 1993, December 21, 1994 and May 6, 1996, between MBNA America Bank, N.A. and First Trust of New York, National Association.

Exhibit 4.4	Junior Subordinated Indenture, dated as of December 18, 1996, between the Registrant and The Bank of New York as Debenture Trustee (incorporated by reference to Exhibit 4(c) of 1997 Form S-4), as supplemented by the First Supplemental Indenture, dated as of June 27, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 26, 2002) and by the Second Supplemental Indenture, dated as of November 27, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 26, 2002).
Exhibit 4.5	Amended and Restated Trust Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.6 of the 1996 Form 10-K).
Exhibit 4.6	Guarantee Agreement, dated as of December 18, 1996, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.7 of the 1996 Form 10-K).
Exhibit 4.7	Amended and Restated Trust Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.8 of the 1996 Form 10-K).
Exhibit 4.8	Guarantee Agreement, dated as of January 23, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.9 of the 1996 Form 10-K).
Exhibit 4.9	Amended and Restated Trust Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.10 of the 2001 Form 10-K).
Exhibit 4.10	Guarantee Agreement, dated as of March 31, 1997, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.11 of the 1997 Form 10-K).
Exhibit 4.11	Amended and Restated Trust Agreement, dated as of June 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 26, 2002).
Exhibit 4.12	Guarantee Agreement, dated as of June 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.12 of the 2002 Form 10-K).
Exhibit 4.13	Amended and Restated Trust Agreement, dated as of November 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on November 26, 2002).
Exhibit 4.14	Guarantee Agreement, dated as of November 27, 2002, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.14 of the 2002 Form 10-K).
Exhibit 4.15	The Agency Agreement, dated as of July 17, 1997 (incorporated by reference to Exhibit 4.12 of 1999 Form 10-K), as amended by Amendment No. 1, dated as of April 10, 2001 (incorporated by reference to Exhibit 4.12 of the 2001 Form 10-K), and as further amended by Amendment No. 2, dated as of April 10, 2002 (incorporated by reference to Exhibit 4.15 of the 2002 Form 10-K), among MBNA America Bank, N.A., Bank One Trust Company, N.A., as global agent, Bank One, N.A., London Branch, as London paying agent and London issuing agent, Bank One Trust Company, N.A., as registrar and New York paying agent, and Credit Agricole Indosuez, as transfer agent and Luxembourg paying agent.
Exhibit 4.16	The Fifth Supplemental Trust Deed, dated September 24, 2004 (incorporated by reference to Exhibit 4 of the Current Report on Form 8-K filed on September 30, 2004) (the “Fifth Supplement”), attaching the Trust Deed, dated May 7, 1999 as amended by the First Supplemental Trust Deed, dated May 8, 2000, the Second Supplemental Trust Deed, dated May 4, 2001, the Third Supplemental Trust Deed, dated May 8, 2002, the Fourth Supplement, dated May 8, 2003, and the Fifth Supplement, each among MBNA Europe Funding PLC, MBNA America Bank, N.A. and Deutsche Trustee Company Limited (formerly Bankers Trustee Company Limited).
Exhibit 10.1	Share Purchase Agreement with Alfred Lerner (including Registration Rights Agreement) (incorporated by reference to Exhibit 10.10 of the 1990 Form S-1).

Exhibit 10.2	Stock Purchase Agreement, dated as of August 15, 2003, between the Registrant and Norma Lerner, Randolph Lerner and Nancy Beck, as co-Executors of the Estate of Alfred Lerner (incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed on August 19, 2003).
Exhibit 10.3	Senior Syndicated Revolving Credit Facility Agreement, dated July 18, 2003 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003), as amended by Amendment No. 1 (incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed on November 15, 2004).
Exhibit 10.4	Multicurrency Revolving Credit Facility Agreement, dated October 22, 2004, among MBNA Europe Bank Limited, MBNA America Bank, N.A., J.P. Morgan PLC and Lloyds TSB Bank PLC and certain lenders (incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed on October 22, 2004).
Exhibit 10.5**	Form of Executive Non-Compete Agreement (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1999) and a schedule (filed herewith) setting forth additional information with respect to such agreement.
Exhibit 10.6**	1991 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997 and Exhibit 10.8 of the 1995 Form 10-K), and forms of Stock Option Agreements (1993 agreement incorporated by reference to Exhibit 10.12 of the 1993 Form 10-K and 1995 agreements incorporated by reference to Exhibit 10.8 of the 1995 Form 10-K).
Exhibit 10.7**	1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10 of Current Report on Form 10-Q for the quarter ended September 30, 2002), and form of Stock Option Grant (incorporated by reference to Exhibit 10.9 of 1997 Form 10-K).
Exhibit 10.8**	MBNA Corporation’s 1997 Long Term Incentive Plan Policies (incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2003).
Exhibit 10.9**	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 of 1995 Form 10-K).
Exhibit 10.10**	Forms of Restricted Stock Award.
Exhibit 10.11**	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 28, 2005).
Exhibit 10.12**	MBNA Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective February 24, 2005 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2005) and a schedule (filed herewith) setting forth additional information with respect to such plan.
Exhibit 10.13**	Assumed Deferred Compensation Plans (1989 Deferred Compensation Plan incorporated by reference to Exhibit 10.12 of the 1991 Form 10-K and 1988 Deferred Compensation Plan Incorporated by reference to Exhibit 10.14 of the 1993 Form 10-K).
Exhibit 10.14**	MBNA Corporation Senior Executive Performance Plan (incorporated by reference to Exhibit 10 of the Form 10-Q for the quarter ended March 31, 2001).
Exhibit 10.15**	MBNA Corporation Compensation Committee Framework for Annual Bonus Determinations to Executive Officers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2005).
Exhibit 10.16**	Deferred Compensation Plan and form of Agreement, as amended and restated effective April 1, 1995 (incorporated by Reference to Exhibit 10.16 of the 1994 Form 10-K).
Exhibit 10.17**	Agreement dated December 15, 2002 between the Registrant and Norma Lerner (incorporated by reference to Exhibit 10.17 of the 2002 Form 10-K).
Exhibit 10.18**	Supplemental Executive Insurance Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2003).
Exhibit 10.19**	Change of Control Agreement, dated as of July 2003, by and between the Registrant, MBNA America Bank, N.A. and certain executive officers of the Registrant (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2003).

Exhibit 10.20**	Change of Control Agreement, dated as of July 2003, by and between the Registrant, MBNA America Bank, N.A. and certain executive officers of the Registrant (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2003) and a schedule setting forth additional information with respect to such agreement (incorporated by reference to Exhibit 10.21 of the 2003 Form 10-K).
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
Exhibit 13	2004 Annual Report to Stockholders.
Exhibit 21	Subsidiaries of the Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Section 302 Chief Executive Officer Certification.
Exhibit 31.2	Section 302 Chief Financial Officer Certification.
Exhibit 32.1	Section 906 Chief Executive Officer Certification.
Exhibit 32.2	Section 906 Chief Financial Officer Certification.

*	The Registrant agrees to furnish a copy to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBNA CORPORATION

By:	/s/ BRUCE L. HAMMONDS

Bruce L. Hammonds
Chief Executive Officer
March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L. HAMMONDS Bruce L. Hammonds	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2005

/s/ KENNETH A. VECCHIONE Kenneth A. Vecchione	Chief Financial Officer (principal financial officer)	March 15, 2005

/s/ RANDALL J. BLACK Randall J. Black	Chief Accounting Officer and Assistant Treasurer (principal accounting officer)	March 15, 2005

/s/ JAMES H. BERICK James H. Berick, Esq.	Director	March 15, 2005

/s/ MARY M. BOIES Mary M. Boies, Esq.	Director	March 15, 2005

/s/ BENJAMIN R. CIVILETTI Benjamin R. Civiletti, Esq.	Director	March 15, 2005

/s/ WILLIAM L. JEWS William L. Jews	Director	March 15, 2005

/s/ RANDOLPH D. LERNER Randolph D. Lerner, Esq.	Chairman and Director	March 15, 2005

/s/ STUART L. MARKOWITZ Stuart L. Markowitz, M.D.	Director	March 15, 2005

/s/ WILLIAM B. MILSTEAD William B. Milstead	Director	March 15, 2005

/s/ THOMAS G. MURDOUGH, JR. Thomas G. Murdough, Jr.	Director	March 15, 2005

/s/ LAURA S. UNGER Laura S. Unger, Esq.	Director	March 15, 2005

  PRINTED ON RECYCLED PAPER