Form 10-Q
period 2005-03-31
MBNA CORP
filed 2005-05-10
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

Common Stock, $.01 Par Value - 1,267,661,327 Shares Outstanding as of March 31, 2005

MBNA CORPORATION

MBNA CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$802,066	$949,706
Interest-earning time deposits in other banks	5,677,505	2,767,831
Federal funds sold	155,000	1,605,000
Investment securities:
Available-for-sale (amortized cost of $6,967,267 and $6,083,252 at March 31, 2005 and December 31, 2004, respectively)	6,900,242	6,062,520
Held-to-maturity (market value of $280,969 and $300,072 at March 31, 2005 and December 31, 2004, respectively)	284,025	299,074
Loan receivables:
Credit card	17,967,026	20,691,060
Other consumer	9,839,781	9,105,025
Commercial	4,040,406	3,962,765
Total loan receivables	31,847,213	33,758,850
Reserve for possible credit losses	(1,103,708)	(1,136,558)
Net loan receivables	30,743,505	32,622,292
Premises and equipment, net	2,602,134	2,787,755
Accrued income receivable	338,919	397,063
Accounts receivable from securitization	8,282,368	8,443,849
Intangible assets and goodwill, net	3,480,282	3,572,667
Prepaid expenses and deferred charges	407,131	438,804
Other assets	1,752,931	1,767,579
Total assets	$61,426,108	$61,714,140

LIABILITIES
Deposits:
Time deposits	$21,732,447	$21,789,358
Money market deposit accounts	6,421,867	6,582,997
Noninterest-bearing deposits	2,928,385	2,740,063
Interest-bearing transaction accounts	49,436	49,781
Savings accounts	19,915	77,305
Total deposits	31,152,050	31,239,504
Short-term borrowings	1,989,716	2,104,414
Long-term debt and bank notes	11,672,860	11,422,900
Accrued interest payable	241,509	286,313
Accrued expenses and other liabilities	3,665,005	3,337,757
Total liabilities	48,721,140	48,390,888

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at March 31, 2005 and December 31, 2004)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,267,661,327 shares at March 31, 2005, and 1,277,671,875 shares at December 31, 2004, issued and outstanding)	12,676	12,777
Additional paid-in capital	1,672,436	2,026,175
Retained earnings	10,470,689	10,620,838
Accumulated other comprehensive income	549,081	663,376
Total stockholders' equity	12,704,968	13,323,252
Total liabilities and stockholders' equity	$61,426,108	$61,714,140

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Interest Income
Loan receivables	$892,623	$903,382
Investment securities:
Taxable	47,851	27,163
Tax-exempt	546	319
Time deposits in other banks	36,430	18,738
Federal funds sold	5,645	5,027
Other interest income	85,862	78,476
Total interest income	1,068,957	1,033,105

Interest Expense
Deposits	245,363	245,999
Short-term borrowings	20,945	12,391
Long-term debt and bank notes	136,535	106,910
Total interest expense	402,843	365,300
Net Interest Income	666,114	667,805
Provision for possible credit losses	287,228	365,161
Net interest income after provision for possible credit losses	378,886	302,644

Other Operating Income
Securitization income	1,395,472	1,568,542
Interchange	105,673	101,573
Credit card loan fees	121,394	146,844
Other consumer loan fees	46,139	33,254
Commercial loan fees	20,166	16,355
Insurance	60,135	52,897
Other	33,356	23,067
Total other operating income	1,782,335	1,942,532

Other Operating Expense
Salaries and employee benefits	526,939	567,884
Occupancy expense of premises	44,540	44,791
Furniture and equipment expense	114,737	90,781
Restructuring charge	767,621	-
Other	672,865	738,462
Total other operating expense	2,126,702	1,441,918
Income Before Income Taxes	34,519	803,258
Applicable income taxes	2,789	283,550
Net Income	$31,730	$519,708

Earnings Per Common Share	$.02	$.40
Earnings Per Common Share-Assuming Dilution	.02	.40
Dividends Per Common Share	.14	.12

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts) (unaudited)

	Outstanding Shares
	Preferred (000)	Common (000)	Preferred Stock	Common Stock

Balance, December 31, 2004	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income	-	-	-	-
Comprehensive income	-	-	-	-
Cash dividends:
Common - $.14 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	11,819	-	118
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(21,830)	-	(219)
Balance, March 31, 2005	8,574	1,267,661	$86	$12,676

Balance, December 31, 2003	8,574	1,277,598	$86	$12,776
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income	-	-	-	-
Comprehensive income	-	-	-	-
Cash dividends:
Common - $.12 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	7,303	-	73
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(7,233)	-	(72)
Balance, March 31, 2004	8,574	1,277,668	$86	$12,777

MBNA CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
(dollars in thousands, except per share amounts) (unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2004	$2,026,175	$10,620,838	$663,376	$13,323,252
Comprehensive income:
Net income	-	31,730	-	31,730
Other comprehensive income	-	-	(114,295)	(114,295)
Comprehensive income	-	-	-	(82,565)
Cash dividends:
Common - $.14 per share	-	(178,363)	-	(178,363)
Preferred	-	(3,516)	-	(3,516)
Exercise of stock options and other awards	135,995	-	-	136,113
Stock-based compensation tax benefit	40,800	-	-	40,800
Amortization of deferred compensation expense	30,547	-	-	30,547
Acquisition and retirement of common stock	(561,081)	-	-	(561,300)
Balance, March 31, 2005	$1,672,436	$10,470,689	$549,081	$12,704,968

Balance, December 31, 2003	$2,119,700	$8,571,174	$409,304	$11,113,040
Comprehensive income:
Net income	-	519,708	-	519,708
Other comprehensive income	-	-	61,910	61,910
Comprehensive income	-	-	-	581,618
Cash dividends:
Common - $.12 per share	-	(153,304)	-	(153,304)
Preferred	-	(3,516)	-	(3,516)
Exercise of stock options and other awards	65,524	-	-	65,597
Stock-based compensation tax benefit	16,741	-	-	16,741
Amortization of deferred compensation expense	18,336	-	-	18,336
Acquisition and retirement of common stock	(193,732)	-	-	(193,804)
Balance, March 31, 2004	$2,026,569	$8,934,062	$471,214	$11,444,708

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$31,730	$519,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for possible credit losses	287,228	365,161
Depreciation, amortization, and accretion	255,793	259,543
Benefit for deferred income taxes	(4,036)	(24,073)
Decrease in accrued income receivable	54,460	129,062
Decrease (increase) in accounts receivable from securitization	140,038	(2,057,089)
Decrease in accrued interest payable	(41,852)	(51,966)
Restructuring-related items, excluding benefit plan obligations	439,156	-
Decrease in other operating activities	92,586	166,599
Net cash provided by (used in) operating activities	1,255,103	(693,055)
Investing Activities
Net increase in money market instruments	(1,497,381)	(2,583,874)
Proceeds from maturities of investment securities available-for-sale	397,549	503,201
Purchases of investment securities available-for-sale	(1,298,891)	(873,153)
Proceeds from maturities of investment securities held-to-maturity	17,477	17,255
Purchases of investment securities held-to-maturity	(2,403)	(4,998)
Proceeds from securitization of loans	-	3,617,953
Acquisitions of businesses	-	(355,688)
Loan portfolio acquisitions	(1,023,736)	(735,813)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(2,730,500)	(1,250,000)
Net loan repayments	4,997,787	3,698,679
Net purchases of premises and equipment	(94,769)	(172,106)
Net cash (used in) provided by investing activities	(1,234,867)	1,861,456
Financing Activities
Net (decrease) increase in money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts	(21,247)	222,135
Net decrease in time deposits	(20,811)	(225,143)
Net decrease in short-term borrowings, excluding short-term borrowings assumed in acquisitions	(86,407)	(28,787)
Proceeds from issuance of long-term debt and bank notes	660,197	8,962
Maturity of long-term debt and bank notes	(112,900)	(762,773)
Proceeds from exercise of stock options and other awards	136,113	65,597
Acquisition and retirement of common stock	(561,300)	(193,804)
Dividends paid	(157,149)	(131,251)
Net cash used in financing activities	(163,504)	(1,045,064)
Effect of exchange rate changes on cash and due from banks	(4,372)	552
(Decrease) Increase in Cash and Due from Banks	(147,640)	123,889
Cash and due from banks at beginning of period	949,706	660,022
Cash and due from banks at end of period	$802,066	$783,911

Supplemental Disclosure
Interest expense paid	$412,858	$376,927
Income taxes paid	$167,285	$112,075

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation ("the Corporation") have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004, should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note B: Derivative Financial Instruments and Hedging Activities

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk and foreign currency exchange rate risk that exist as part of its ongoing business operations. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Corporation does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. The Corporation can designate derivative financial instruments as either fair value hedges, cash flow hedges, or hedges of net investments. The Corporation can also enter into derivative financial instruments that are not designated as accounting hedges.

During the first quarter of 2005, the Corporation entered into certain financial instruments designated as cash flow hedges to mitigate the exchange rate risk associated with issuing fixed-rate Euro-denominated debt. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income in the consolidated statements of changes in stockholders’ equity and recognized in the consolidated statements of income from other comprehensive income in the same period during which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

"Note 3: Significant Accounting Policies" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s accounting for derivative activities and other significant accounting policies.

Note C: New Accounting Pronouncements

In April 2005, the Securities and Exchange Commission approved a rule delaying the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123(R)") for public companies. Statement No. 123(R) was to be effective for public companies for the first interim or annual reporting period beginning after June 15, 2005, however, it will now be effective for public companies for the first annual, rather than interim, reporting period beginning after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R). In accordance with the rule, the Corporation will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award on January 1, 2006. The financial statement impact for the year ended December 31, 2006 is expected to reduce both earnings per common share and earnings per common share - assuming dilution by approximately $.02 per share.

Note D: Stock-Based Employee Compensation

The Corporation has two stock-based employee compensation plans (which are more fully described in "Note 25: Stock-Based Employee Compensation" contained in the Annual Report on Form 10-K for the year ended December 31, 2004). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44"). Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), as amended, defines a fair-value-based method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. As permitted by Statement No. 123, the Corporation elected to retain the intrinsic-value-based method of accounting for employee stock option grants in accordance with APB Opinion No. 25. All options are granted with an exercise price that is not less than the fair market value of the Corporation’s Common Stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into salaries and employee benefits expense over a 10 year period that approximates the restriction period, or less if the restricted shares had a specific vesting date less than 10 years from the date of grant.

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

For pro forma purposes, the Corporation amortizes on a straight-line basis the fair value of graded-vesting options.

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months Ended March 31,
	2005	2004
Net Income
As reported	$31,730	$519,708
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19,141	11,863
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(30,406)	(26,283)
Pro forma	$20,465	$505,288
Earnings Per Common Share
As reported	$.02	$.40
Pro forma	.01	.39
Earnings Per Common Share—Assuming Dilution
As reported	.02	.40
Pro forma	.01	.39

During the three months ended March 31, 2005, the Corporation granted options for 40,000 shares to the Corporation’s non-employee directors. No other option grants were made during the three months ended March 31, 2005.

For the three months ended March 31, 2005, 1.8 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $47.8 million when issued. Unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $191.5 million and $167.3 million at March 31, 2005 and December 31, 2004, respectively.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three months ended March 31, 2005, the Corporation issued 11.8 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 11.8 million common shares for $311.0 million. The Corporation received $136.1 million in proceeds from the exercise of stock options for the three months ended March 31, 2005.

Note E: Loan Receivables

Included in the Corporation’s loan receivables at March 31, 2005 and December 31, 2004 were loans held for securitization of $5.5 billion and $8.2 billion, respectively.

Note F: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

			Series A		Series B
Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share
January 20, 2005	March 31, 2005	April 15, 2005	7.50%	$.46875	5.50%	$.34380
April 21, 2005	June 30, 2005	July 15, 2005	7.50	.46875	5.50	.34380

Note G: Common Stock

The Corporation’s Board of Directors declared the following quarterly dividends for the Corporation’s Common Stock:

Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Per Common Share
January 20, 2005	March 15, 2005	April 1, 2005	$.14
April 21, 2005	June 15, 2005	July 1, 2005	.14

The Corporation repurchased 10.0 million shares of common stock for $250.3 million during the first quarter of 2005 in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorizes the repurchase of up to $2 billion of common stock over two years. Stock repurchases will be done selectively, based on capital levels, asset growth levels, and share performance.

Note H: Earnings Per Common Share

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months Ended March 31,
	2005	2004
Earnings Per Common Share
Net income	$31,730	$519,708
Less: preferred stock dividend requirements	3,516	3,516
Net income applicable to common stock	$28,214	$516,192

Weighted average common shares outstanding (000)	1,276,443	1,277,953

Earnings per common share	$.02	$.40
Earnings Per Common Share—Assuming Dilution
Net income	$31,730	$519,708
Less: preferred stock dividend requirements	3,516	3,516
Net income applicable to common stock	$28,214	$516,192

Weighted average common shares outstanding (000)	1,276,443	1,277,953
Net effect of dilutive stock options (000)	15,700	23,118
Weighted average common shares outstanding and common stock equivalents (000)	1,292,143	1,301,071

Earnings per common share—assuming dilution	$.02	$.40

There were 40,000 stock options (expiring in 2015) awarded to the Corporation’s non-employee directors, with an option exercise price of $28.38 per share outstanding for the three months ended March 31, 2005, that were not included in the computation of earnings per common share-assuming dilution because the stock options’ exercise price was greater than the average market price of the common shares, for the three months ended March 31, 2005.

For the three months ended March 31, 2004, all stock options outstanding were included in the computation of earnings per common share-assuming dilution because the stock options’ exercise prices were less than the average market price of the common shares.

Note I: Off-Balance Sheet Asset Securitization

Off-balance sheet asset securitization removes loan principal receivables from the Corporation’s consolidated statements of financial condition and converts interest income, interchange income, loan fees, insurance income, recoveries on charged-off securitized loans in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income. The Corporation retains servicing responsibilities for the loans in the trusts and maintains other retained interests in the securitized assets. These retained subordinated interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests.

In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("Statement No. 140"), the Corporation recognizes an interest-only strip receivable, which represents the contractual right to receive from the trusts interest and other revenue less certain costs over the estimated life of securitized loan principal receivables. The Corporation uses certain key assumptions and estimates in determining the value of the interest-only strip receivable. These key assumptions and estimates include projections concerning interest income, certain fees, charged-off loan recoveries, gross credit losses, contractual servicing fees, and the interest paid to investors. These assumptions are used to determine the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. Other key assumptions and estimates used by the Corporation include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate. The Corporation reviews the key assumptions and estimates used in determining the fair value of the interest-only strip receivable on a quarterly basis and adjusts them as appropriate. Should these assumptions change or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected.

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	March 31, 2005			December 31, 2004
	(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$896,337	$182,860	$2,504	$1,133,320	$155,863	$3,582
Weighted average life (in years)	.29	.86	.18	.31	.90	.17

Loan payment rate
(weighted average rate)	16.82%	5.11%	31.17%	15.66%	4.84%	32.43%
Impact on fair value of 20% adverse change	$125,469	$27,548	$293	$159,061	$23,551	$383
Impact on fair value of 40% adverse change	212,205	47,641	511	273,059	40,624	720

Gross credit losses (b)
(weighted average rate)	4.99%	7.31%	5.44%	4.88%	8.25%	5.13%
Impact on fair value of 20% adverse change	$208,890	$60,512	$1,902	$227,384	$71,908	$1,732
Impact on fair value of 40% adverse change	416,238	121,025	2,504	454,767	143,817	3,463

Excess spread (c)
(weighted average rate)	4.29%	4.42%	1.43%	4.85%	3.58%	2.12%
Impact on fair value of 20% adverse change	$179,267	$36,572	$501	$226,664	$31,173	$716
Impact on fair value of 40% adverse change	358,535	73,144	1,002	453,328	62,345	1,433

Discount rate
(weighted average rate)	10.50%	10.50%	10.50%	10.00%	10.00%	10.00%
Impact on fair value of 20% adverse change	$4,102	$2,201	$8	$5,264	$1,877	$10
Impact on fair value of 40% adverse change	8,173	4,360	15	10,487	3,719	20

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	March 31, 2004			December 31, 2003
	(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$1,211,006	$112,313	$7,236	$1,246,656	$84,043	$7,362
Weighted average life (in years)	.33	.90	.18	.33	.89	.17

Loan payment rate
(weighted average rate)	14.47%	4.87%	30.52%	14.49%	4.92%	32.55%
Impact on fair value of 20% adverse change	$170,331	$17,081	$884	$175,404	$12,785	$780
Impact on fair value of 40% adverse change	296,775	29,391	1,491	305,720	21,980	1,478

Gross credit losses (b)
(weighted average rate)	5.07%	8.64%	5.76%	5.24%	9.64%	5.06%
Impact on fair value of 20% adverse change	$244,497	$75,350	$2,054	$250,815	$83,294	$1,704
Impact on fair value of 40% adverse change	488,995	112,313	4,109	501,630	84,043	3,409

Excess spread (c)
(weighted average rate)	5.02%	2.58%	4.06%	5.20%	1.95%	4.37%
Impact on fair value of 20% adverse change	$242,201	$22,463	$1,447	$249,331	$16,809	$1,472
Impact on fair value of 40% adverse change	484,402	44,925	2,894	498,662	33,617	2,945

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,322	$1,216	$19	$5,476	$902	$19
Impact on fair value of 40% adverse change	10,604	2,412	38	10,913	1,789	37

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

Note J: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

During the three months ended March 31, 2005, the Corporation issued long-term debt and bank notes consisting of the following:

Summary of Long-Term Debt and Bank Notes
(dollars in thousands) (unaudited)	Par Value

Fixed-Rate Euro Medium-Term Note, with an interest rate of 3.00%, payable annually, maturing in 2008 (€500 million)	$662,850

During the three months ended March 31, 2005, $72.7 million of Medium-Term Deposit Notes matured and the Corporation paid down $40.2 million of asset-backed notes assumed in connection with the acquisition of MBNA Practice Solutions, Inc., formerly Sky Financial Solutions, Inc.

Interest Rate and Foreign Exchange Swap Agreements

The Corporation primarily uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to more closely match the rate sensitivity of the Corporation’s assets. The Corporation also uses foreign exchange swap agreements to mitigate its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited ("MBNA Europe"). "Note 32: Fair Value of Financial Instruments - Derivative Financial Instruments" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s derivative activities.

During the three months ended March 31, 2005, MBNA Europe entered into a cash flow hedge, with a total notional value of $662.9 million (€500 million), related to the issuance of a Fixed-Rate Euro Medium-Term Note. Refer to "Note B: Derivative Financial Instruments and Hedging Activities" for further information regarding the Corporation’s derivative policy related to cash flow hedges.

Note K: Comprehensive Income

The components of comprehensive income are as follows:

Comprehensive Income
(dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2005	2004

Net income	$31,730	$519,708
Other comprehensive income:
Foreign currency translation	(85,316)	60,549
Net unrealized (losses) gains on investment securities available-for-sale, net of tax	(29,959)	1,361
Cash flow hedge adjustment, net of tax	980	-
Other comprehensive income	(114,295)	61,910
Comprehensive income	$(82,565)	$581,618

The components of accumulated other comprehensive income are as follows:

Components of Accumulated Other Comprehensive Income
(dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)

Foreign currency translation	$595,320	$680,636
Net unrealized losses on investment securities available-for-sale, net of tax	(43,520)	(13,561)
Minimum benefit plan liability adjustment, net of tax	(3,699)	(3,699)
Cash flow hedge adjustment, net of tax	980	-
Accumulated other comprehensive income	$549,081	$663,376

The financial statements of the Corporation’s foreign subsidiaries have been translated into U.S. dollars in accordance with GAAP. Assets and liabilities have been translated using the exchange rate at period end. Income and expense amounts have been translated using the average exchange rate for the period in which the transaction took place. The translation gains and losses resulting from the change in exchange rates have been reported as a component of other comprehensive income included in stockholders’ equity.

Note L: Employee Benefits

Pension Plan and Supplemental Executive Retirement Plan

The Corporation has a noncontributory defined benefit pension plan ("Pension Plan") and a supplemental executive retirement plan ("SERP"). "Note 24: Employee Benefits" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding these plans. The components of net periodic benefit cost for the Pension Plan and SERP are presented in the following table.

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)
	Pension Plan		SERP		Total

	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004
Service cost-benefits earned during the period	$15,684	$16,125	$3,800	$4,450	$19,484	$20,575
Interest cost on projected benefit obligation	10,200	9,275	4,100	3,750	14,300	13,025
Expected return on plan assets	(11,312)	(9,500)	-	-	(11,312)	(9,500)
Net amortization and deferral:
Prior service cost	271	275	775	775	1,046	1,050
Actuarial loss	2,261	3,600	150	400	2,411	4,000
Transition obligation	-	-	100	100	100	100
Net amortization and deferral	2,532	3,875	1,025	1,275	3,557	5,150
Net periodic benefit cost	17,104	19,775	8,925	9,475	26,029	29,250
Restructuring charges:
Special termination benefit charge	77,288	-	67,746	-	145,034	-
Curtailment charge	1,412	-	10,881	-	12,293	-
Total net periodic benefit cost	$95,804	$19,775	$87,552	$9,475	$183,356	$29,250

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	5.00	5.00	5.00	5.00
Expected rate of return on plan assets	8.75	9.00

During the first quarter of 2005, the Corporation incurred special termination benefit and curtailment charges of $145.0 million and $12.3 million, respectively. These charges relate to Pension Plan and SERP participants that terminated their employment with the Corporation in connection with the restructuring plan implemented during the first quarter of 2005. The assumptions used to determine the restructuring charges were a discount rate of 6.00%, rate of compensation increase of 5.00%, and an expected rate of return on plan assets of 8.75%. The change in the discount rate reflects the current interest rate environment. The Corporation used a measurement date of February 28, 2005 for the restructuring charge. These amounts are included in the restructuring charge on the Corporation’s consolidated statements of income.

See "Note M: Restructuring Charge" for further information on the restructuring charge.

The Corporation expects to contribute the maximum tax-deductible contribution to the Pension Plan in 2005, which is estimated to be approximately $79 million. For the three months ended March 31, 2005, the Corporation contributed $65.0 million to the Pension Plan.

Postretirement and Postemployment Benefits

The Corporation and its subsidiaries provide certain healthcare and life insurance benefits for certain people upon early retirement through normal retirement age. "Note 24: Employee Benefits" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding this plan. This plan has been opened to certain individuals who would not have otherwise been eligible in connection with the restructuring plan implemented during the first quarter of 2005. The Corporation also provides certain other postretirement and postemployment benefits to certain individuals upon leaving the Corporation. These amounts have been accrued for and are included in accrued expenses and other liabilities in the Corporation’s statements of financial condition.

Note M: Restructuring Charge

In the first quarter of 2005, in order to achieve staffing levels that meet expected future business needs and make the Corporation more efficient, the Corporation announced and implemented a restructuring plan. This plan primarily consisted of staff reductions related to voluntary early retirement and voluntary severance programs, contract terminations, and the disposition of fixed assets relating to facility closings.

The Corporation recorded a restructuring charge in other operating expense of $767.6 million pre-tax ($482.3 million net of tax) in connection with its restructuring plan in the first quarter of 2005. The total restructuring charge is expected to be approximately $785 million pre-tax. The difference between the first quarter restructuring charge and the total expected restructuring charge primarily represents early retirement and severance costs that will be incurred in future periods.

For the three months ended March 31, 2005, $481.2 million of the charge related to the voluntary early retirement and voluntary severance programs, $171.1 million of the charge related to contract terminations, and $113.1 million of the charge related to the disposition of fixed assets. The contract termination costs were primarily related to a marketing agreement with a third party vendor that marketed the Corporation’s products to endorsing organizations. Management determined this contract was no longer consistent with the Corporation’s long-term objectives.

Approximately 85% of the expected restructuring charge will result in future cash expenditures. With the exception of the Corporation’s benefit plan obligations, the majority of the cash expenditures will occur in 2005 and 2006.

Restructuring Charge
(dollars in thousands) (unaudited)

	Restructuring Charge	Cash Payments	Other Adjustments	Liability Balance at March 31, 2005
Early retirement and severance costs	$481,176	$22,580	$310,658	$147,938
Contract termination costs	171,074	11,545	1,417	158,112
Facility costs	113,100	-	108,410	4,690
Other costs	2,271	904	-	1,367
Total	$767,621	$35,029	$420,485	$312,107

Early retirement and severance costs represent costs incurred through the voluntary early retirement and voluntary severance programs. Facility costs include asset disposal, lease termination, and other impairment costs. Other costs include professional fees incurred in connection with the restructuring plan. Other adjustments primarily represent adjustments for noncash charges, the majority of which represent the write down of impaired facilities, and charges that are accounted for as part of the Corporation’s benefit plan obligations as disclosed in "Note L: Employee Benefits." Included in these other adjustments were $78.7 million related to the Pension Plan, $78.6 million related to the SERP, and $136.1 million related to postretirement and postemployment benefits. These amounts will be included in the actuarial valuation of these obligations in future periods. Accruals for the restructuring charge are primarily included in accrued expenses and other liabilities in the consolidated statements of financial condition at March 31, 2005. The accruals primarily consist of severance and contract termination costs.

Note N: Subsequent Events

On May 2, 2005, the Corporation purchased Nexstar Financial Corporation ("Nexstar"). Nexstar is a mortgage services company that provides lending services in several different product lines that are new for the Corporation. Its services include underwriting and fulfillment activities, as well as mortgage origination functions and services.

The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of approximately $200 million. The purchase price allocation is preliminary pending receipt of valuations of certain assets and liabilities assumed. The Corporation has engaged an outside vendor to assist with these valuations. The Corporation's full-time equivalent employees increased by approximately 450 as a result of the transaction. The acquisition of Nexstar is not expected to be significant to the Corporation's results of operations.

ITEM 2.
MBNA CORPORATION
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

Introduction and Overview

MBNA Corporation ("the Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("MBNA America"), a national bank and the Corporation's principal subsidiary. The Corporation's primary business is providing its Customers the ability to have what they need today and pay for it out of future income by lending money through its credit card and other loan products. Through MBNA America, the Corporation is the largest independent credit card lender in the world and is the leading issuer of credit cards through endorsed marketing. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, mortgage loans, aircraft loans, and other specialty lending products to consumers, and commercial loans, which include business card products and other specialty lending products to small businesses. The Corporation also offers insurance and deposit products.

The Corporation makes loans in the United Kingdom ("U.K."), Ireland, and Spain through MBNA America's wholly owned foreign bank subsidiary, MBNA Europe Bank Limited ("MBNA Europe"), and in Canada through MBNA America’s wholly owned foreign bank subsidiary, MBNA Canada Bank ("MBNA Canada"). The Corporation makes its commercial loans and a portion of its other consumer loans in the United States ("U.S.") through another wholly owned subsidiary of the Corporation, MBNA America (Delaware), N.A. ("MBNA Delaware"), a national bank.

The Corporation seeks to achieve its net income and other objectives primarily by attempting to grow loans to generate related interest and other operating income, while controlling loan losses and expense growth. It grows loans by adding new accounts and stimulating usage of existing accounts as well as by portfolio and other business acquisitions. The Corporation generates income through finance charges assessed on outstanding loan receivables, securitization income, interchange income, credit card, other consumer, and commercial loan fees, insurance income, interest earned on investment securities and money market instruments and other interest-earning assets. The Corporation's primary costs are the costs of funding, growing, and servicing its loan receivables, investment securities, and other assets, which include interest paid on deposits, short-term borrowings and long-term debt and bank notes, credit losses, business development and operating expenses, royalties to endorsing organizations, and income taxes.

The Corporation obtains funds to make loans to its Customers primarily through the process of asset securitization, raising deposits, and the issuance of short-term and long-term debt. Asset securitization removes loan principal receivables from the consolidated statements of financial condition through the sale of loan principal receivables to a trust. The trust sells securities backed by those loan principal receivables to investors. The trusts are independent of the Corporation, and the Corporation has no control over the trusts. The trusts are not subsidiaries of the Corporation and are excluded from the Corporation's consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").

The Corporation allocates resources on a managed basis, and financial data provided to management reflects the Corporation's results on a managed basis. Managed data assumes the Corporation's securitized loan principal receivables have not been sold and presents the earnings on securitized loan principal receivables in the same fashion as the Corporation's owned loans. Management, equity and debt analysts, rating agencies, and others evaluate the Corporation's operations on a managed basis because the loans that are securitized are subject to underwriting standards comparable to the Corporation's owned loans, and the Corporation services the securitized and owned loans, and the related accounts, together and in the same manner without regard to ownership of the loans. In a securitization, the loan principal receivables are sold to the trust, but the account relationships are not sold. The Corporation continues to own and service the accounts that generate the securitized loan principal receivables. The credit performance of the entire managed loan portfolio is important to understand the quality of originations and the related credit risks inherent in the owned portfolio and retained interests in securitization transactions. Off-balance sheet asset securitization has a significant effect on the Corporation's consolidated financial statements. The impact is discussed under "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results." Securitization income is the most significant revenue item and is discussed under "Total Other Operating Income." Whenever managed data is included in this report, a reconciliation of the managed data to the most directly comparable financial measure presented in accordance with GAAP is provided.

Executive Summary:

Factors affecting the Corporation's results for the first quarter of 2005 included a restructuring charge, a reduction in managed loans outstanding, a lower net interest margin, lower total other operating income, improved asset quality trends, lower expenses, the share repurchase program, and other items discussed throughout this report. The Corporation attempts to achieve its net income and other objectives by balancing these and other factors.

Highlights for the quarter:

• The Corporation has made significant progress on its plan to reduce its expense base. In connection with the restructuring plan, the Corporation will incur a total charge of approximately $785 million pre-tax, $767.6 million pre-tax of which was recognized in the first quarter of 2005. The charge includes three major components - staff reductions related to voluntary early retirement and voluntary severance programs, contract terminations, and the disposition of fixed assets relating to facility closings. The Corporation expects that the restructuring charge will result in anticipated pre-tax savings of approximately $250 million in 2005 and $300 million in 2006. See "Total Other Operating Expense—Restructuring Charge" for the factors that could cause the Corporation’s actual savings to differ materially from the projected savings.

• Loan receivables increased by $1.8 billion to $31.8 billion and managed loans decreased by $969.1 million to $116.6 billion, as compared to March 31, 2004. Management believes that managed loans decreased in 2005 because the Corporation offered less 0% promotional rate offers on U.S. credit card accounts. Also, managed loans outstanding were affected by higher payment volumes from U.S. Credit Card Customers and slower revolving consumer credit growth in the U.S. over the past two to three years.  See "Loan Receivables" for a discussion of the income earned on loan receivables, "Total Other Operating Income—Securitization Income" for a discussion of the income earned on securitized loans, and "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results" for a discussion of the income earned on managed loans.

• The net interest margin declined 9 basis points to 5.62% and the managed net interest margin declined 45 basis points to 7.80% for the three months ended March 31, 2005, as compared to the same period in 2004. See "Net Interest Income—Net Interest Margin" for a discussion of the net interest margin, "Total Other Operating Income—Securitization Income" for a discussion of the net interest margin earned on securitized loans, and "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results" for a discussion of the managed net interest margin.

• Total other operating income decreased by $160.2 million to $1.8 billion for the three months ended March 31, 2005, as compared to the same period in 2004, as a result of the quarterly revaluation of the Corporation’s interest-only strip receivable, which resulted in a loss of $206.6 million, primarily as a result of increases in projected loan repayment rates and decreases in the projected excess spreads. See "Total Other Operating Income" for a discussion of total other operating income.

• Based on improving asset quality trends, the provision for possible credit losses in the first quarter of 2005 was $77.9 million lower than in the first quarter of 2004. Net credit losses on loan receivables declined 47 basis points to 3.98% and net credit losses on managed loans declined 51 basis points to 4.48% for the first quarter of 2005, as compared to the same period in 2004. See "Loan Quality—Net Credit Losses" for a discussion of net credit losses.

• Total other operating expense, without the restructuring charge, decreased $82.8 million or 5.7% for the three months ended March 31, 2005, as compared to the same period in 2004, as a result of the Corporation’s focus on improved efficiency. See "Total Other Operating Expense" for a discussion of total other operating expense.

• The Corporation repurchased 10.0 million shares of common stock for $250.3 million during the first quarter of 2005 in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorizes the repurchase of up to $2 billion of common stock over two years. Stock repurchases will be done selectively, based on capital levels, asset growth levels, and share performance.

These items, as well as other factors, are discussed in further detail throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations."

New Developments:

• The number of affinity groups that endorse American Express-branded cards increased to more than 1,500. In addition, the Corporation entered into a formal agreement to market American Express-branded credit cards to Customers in the United Kingdom.

• On May 2, 2005, the Corporation purchased Nexstar Financial Corporation ("Nexstar"), a mortgage services company that gives the Corporation a platform to bring its affinity partner franchise to the home equity market.

During the remainder of 2005, management intends to focus on Customer acquisition and retention, asset quality and expense management. Management will also continue to enhance its affinity marketing programs and further diversify its loan balances.  The risks to achieving the Corporation’s financial objectives for 2005 are discussed in the "Important Factors Regarding Forward Looking Statements" section of this report.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of the Corporation’s consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. Management has identified the policies related to the accounting for off-balance sheet asset securitization, the reserve for possible credit losses, intangible assets and goodwill, and revenue recognition as critical accounting policies, which require management to make significant judgments, estimates and assumptions.

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

The development and selection of the critical accounting policies, and the related disclosures have been reviewed with the Audit Committee of the Corporation’s Board of Directors.

Off-Balance Sheet Asset Securitization

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. The Corporation accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("Statement No. 140"), issued by the Financial Accounting Standards Board ("FASB"). When the Corporation securitizes loan principal receivables, the Corporation recognizes a gain on sale and retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive interest and other revenue less certain costs from the trust over the estimated life of the securitized loan principal receivables. The Corporation’s securitization trusts are qualified special-purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("Interpretation No. 46(R)").

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows. Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections of interest income, certain fees, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest paid to investors in a securitization transaction ("excess spread"). These projections are used to estimate the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at March 31, 2005, reflect management’s judgment as to the expected excess spread to be earned and projected loan payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and projected loan payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates.

Changes in market interest rates and competitive pressures can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Projected loan payment rates could fluctuate based on general economic conditions and competition from other lenders or other loan products, such as home equity loans. Actual and expected changes in these assumptions may result in future estimates of the excess spread and projected loan payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews prior assumptions and estimates and compares the results to actual trust performance and other factors for the prior period that approximates the average life of the securitized loan receivables. Based on this review and the Corporation’s current assumptions and estimates for future periods, the Corporation adjusts as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If the assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or projected loan payment rates, the Corporation’s financial condition and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $216 million in the value of the total interest-only strip receivable at March 31, 2005, and a related change in securitization income.

"Note I: Off-Balance Sheet Asset Securitization" to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Reserve for Possible Credit Losses

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation’s loan principal receivables at the reporting date based on a projection of probable net credit losses. To project probable net credit losses, the Corporation regularly performs a migration analysis of delinquent and current accounts and prepares a bankruptcy filing forecast. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The bankruptcy filing forecast is based upon an analysis of historical filings, industry trends, and estimates of future filings. On a quarterly basis, the Corporation reviews and adjusts, as appropriate, these estimates. The Corporation’s projection of probable net credit losses considers the impact of economic conditions on the borrowers’ ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors. The Corporation then reserves for the projected probable net credit losses based on its projection of these amounts. Certain commercial loans are evaluated for impairment on a loan-by-loan basis, based on size and other factors. When indicated by that loan-by-loan evaluation, specific reserve allocations are made to reflect inherent losses. The Corporation establishes appropriate levels of the reserve for possible credit losses for its loan products, including credit card, other consumer, and commercial loans based on their risk characteristics. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level. The Corporation records acquired reserves for current period loan acquisitions.

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $110 million in the reserve for possible credit losses and a related change in the provision for possible credit losses at March 31, 2005.

"Loan Quality" provides further detail regarding the Corporation’s reserve for possible credit losses.

Intangible Assets and Goodwill

The Corporation’s intangible assets are primarily comprised of purchased credit card relationships ("PCCRs"), which are carried at net book value. The Corporation records PCCRs as part of the acquisition of credit card and business card loans and the corresponding Customer relationships. PCCRs are amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

The Corporation’s PCCRs are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). The Corporation reviews the carrying value of its PCCRs for impairment on a quarterly basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable, by comparing their carrying value to the sum of the undiscounted expected future cash flows from the loans and corresponding credit card and business card relationships. In accordance with Statement No. 144, an impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. An impairment would result in a write-down of the PCCRs to their estimated fair value based on the discounted future cash flows expected from the PCCRs. The Corporation performs a quarterly impairment test on a specific portfolio basis, since it represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the loans and corresponding credit card and business card relationships. These estimates and assumptions include levels of account usage and activation, active account attrition, funding costs, credit loss experience, servicing costs, growth in average account balances, interest and fees assessed on loans, and other factors. Significant changes in these estimates and assumptions could result in an impairment of the PCCRs.

The estimated undiscounted cash flows of acquired Customer credit card relationships exceeds the $3.1 billion net book value of the Corporation’s PCCRs at March 31, 2005 by approximately $3.4 billion. If the active account attrition rates for all acquired portfolios in the twelve month period following March 31, 2005, were to be 10 percentage points higher than the rates assumed by management when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts by approximately $2.7 billion, and no impairment would result on any individual PCCR.

In addition to PCCRs, the Corporation has other purchased relationships, goodwill, and a benefit plan intangible asset. The other purchased relationships relate primarily to the Corporation’s broker relationships acquired in the first quarter of 2004 as a result of the Premium Credit Limited ("PCL") acquisition. Other purchased relationships are carried at net book value and are amortized over the period the assets are expected to contribute to the cash flows of the Corporation. The Corporation’s other purchased relationships are subject to impairment tests in accordance with Statement No. 144. Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Corporation’s goodwill is not amortized, but rather is subject to an annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

There were no impairment write-downs of intangible assets during the three months ended March 31, 2005.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest on securitized loans, which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of the estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans could have resulted in a change totaling approximately $70 million in interest income and other operating income at March 31, 2005.

The Corporation recognizes fees (except annual fees) on loan receivables in earnings as the fees are assessed according to agreements with the Corporation’s Customers. Credit card, other consumer, and commercial loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees. These fees are included in the Corporation’s loan receivables when billed. Annual fees on credit card and business card loans and their incremental direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which they pertain. Overlimit fees are accrued for and included in earnings upon the Customers exceeding their credit limit and are billed to the Customers and included in loan receivables at the end of the billing cycle for their accounts.

The Corporation adjusts the amount of interest and fee income on loan receivables recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement captions, loan receivables, and accrued income receivable. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that may progress through the various delinquency stages and ultimately charge off, as well as a bankruptcy filing forecast. The bankruptcy filing forecast is based upon an analysis of historical filings, industry trends, and estimates of future filings. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that may progress through the various delinquency stages and ultimately charge off, as well as a bankruptcy filing forecast. On a quarterly basis, the Corporation reviews and adjusts, as appropriate, these estimates.

If management had made different assumptions about uncollectible interest and fees on its loan receivables and its securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $33 million in interest income and other operating income at March 31, 2005.

Restructuring Charge

Net income for the three months ended March 31, 2005 included a restructuring charge of $767.6 million pre-tax ($482.3 million net of tax) or $.37 per common share - assuming dilution. In this report, various items are discussed excluding the restructuring charge. Management believes this presentation is useful to investors because the restructuring charge had a material impact on the results of operations in the first quarter of 2005, but not in the first quarter of 2004. As a result, the business factors and trends affecting the Corporation’s results for these periods, in certain cases, are better discussed and analyzed without the impact of the restructuring charge.

Earnings Summary

Net income for the three months ended March 31, 2005 decreased to $31.7 million or $.02 per common share as compared to $519.7 million or $.40 per common share for the same period in 2004. Net income for the three months ended March 31, 2005 included the restructuring charge of $767.6 million pre-tax ($482.3 million net of tax) or $.37 per common share. Excluding the restructuring charge, net income for the three months ended March 31, 2005 would have been $514.1 million or $.40 per common share. All earnings per common share amounts are presented assuming dilution.

Table 1 reconciles the Corporation’s earnings per common share to earnings per common share excluding the restructuring charge.

Table 1: Reconciliation of Earnings Per Common Share to Earnings Per Common Share Excluding the Restructuring Charge (dollars in thousands, except per share amounts) (unaudited)

For the Three Months Ended March 31, 2005

Earnings Per Common Share

Income before income taxes	$34,519
Applicable income taxes	2,789
Net income	31,730
Less: preferred stock dividend requirements	3,516
Net income applicable to common stock	$28,214
Weighted average common shares outstanding (000)	1,276,443
Earnings per common share	$.02

Earnings Per Common Share—Assuming Dilution

Income before income taxes	$34,519
Applicable income taxes	2,789
Net income	31,730
Less: preferred stock dividend requirements	3,516
Net income applicable to common stock	$28,214
Weighted average common shares outstanding and common stock equivalents (000)	1,292,143
Earnings per common share—assuming dilution	$.02

Restructuring Charge Impact

Pre-tax restructuring charge	$767,621
Applicable income taxes (a)	285,293
Restructuring charge, net of tax	$482,328

Earnings Per Common Share Excluding the Restructuring Charge

Earnings Per Common Share

Income before income taxes	$802,140
Applicable income taxes	288,082
Net income	514,058
Less: preferred stock dividend requirements	3,516
Net income applicable to common stock	$510,542
Weighted average common shares outstanding (000)	1,276,443
Earnings per common share	$.40

Earnings Per Common Share—Assuming Dilution

Income before income taxes	$802,140
Applicable income taxes	288,082
Net income	514,058
Less: preferred stock dividend requirements	3,516
Net income applicable to common stock	$510,542
Weighted average common shares outstanding and common stock equivalents (000)	1,292,143
Earnings per common share—assuming dilution	$.40

(a) The restructuring charge impact on net income is net of an effective tax rate of 37.2%.

Earnings for the three months ended March 31, 2005 were relatively unchanged, compared to the same period in 2004, excluding the restructuring charge, primarily as a result of average loan receivables and average securitized loans remaining relatively unchanged, which contributed to the decrease in net interest income and the decrease in other operating income. These decreases were offset by a decrease in the provision for possible credit losses and other operating expenses, excluding the restructuring charge.

Table 2 summarizes the Corporation’s consolidated statements of income, which has been derived from the consolidated financial statements, for the three months ended March 31, 2005 and 2004.

Table 2: Summarized Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Total interest income	$1,068,957	$1,033,105
Total interest expense	402,843	365,300
Net interest income	666,114	667,805
Provision for possible credit losses	287,228	365,161
Net interest income after provision for possible credit losses	378,886	302,644

Total other operating income	1,782,335	1,942,532
Total other operating expense	2,126,702	1,441,918
Income before income taxes	34,519	803,258
Applicable income taxes	2,789	283,550
Net income	$31,730	$519,708

Earnings per common share	$.02	$.40
Earnings per common share—assuming dilution	.02	.40
Dividends per common share	.14	.12

Ending loan receivables increased $1.8 billion or 5.8% at March 31, 2005, as compared to March 31, 2004. Total managed loans decreased $969.1 million at March 31, 2005, as compared to March 31, 2004. Average loan receivables decreased $580.7 million or 1.8% for the three months ended March 31, 2005, as compared to the same period in 2004. Total average managed loans increased $248.9 million for the three months ended March 31, 2005, as compared to the same period in 2004.

Table 3 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 3: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)

	March 31,
	2005	2004
At Period End:
Loan receivables	$31,847,213	$30,095,826
Securitized loans	84,770,517	87,490,976
Total managed loans	$116,617,730	$117,586,802

	For the Three Months Ended March 31,
	2005	2004
Average for the Period:
Loan receivables	$31,739,359	$32,320,028
Securitized loans	86,305,072	85,475,544
Total managed loans	$118,044,431	$117,795,572

Interest income increased $35.9 million or 3.5% for the three months ended March 31, 2005, as compared to the same period in 2004. Interest expense increased $37.5 million or 10.3% for the three months ended March 31, 2005, as compared to the same period in 2004. These increases in interest income and interest expense primarily reflect increases in overall market rates.

The provision for possible credit losses decreased $77.9 million or 21.3% for the three months ended March 31, 2005, as compared to the same period in 2004. The decrease in the provision for possible credit losses was based on improving asset quality trends.

Other operating income decreased $160.2 million or 8.2% for the three months ended March 31, 2005, as compared to the same period in 2004. This decrease was primarily the result of the net loss from securitization activity of $206.6 million caused by the net revaluation of the interest-only strip receivable for the three months ended March 31, 2005, as compared to a net loss of $21.9 million for the same period in 2004.

The net credit loss ratio on loan receivables and managed loans for the three months ended March 31, 2005 was 3.98% and 4.48%, respectively. Delinquency on loan receivables and managed loans at March 31, 2005 was 2.93% and 4.17%, respectively. See "Loan Quality—Net Credit Losses" for further detail regarding net credit losses. Refer to Table 19 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three months ended March 31, 2005. See "Loan Quality—Delinquencies" for further detail regarding delinquencies. Refer to Table 14 for a reconciliation of the loan receivables delinquency ratio to the managed delinquency ratio at March 31, 2005.

Other operating expense increased $684.8 million or 47.5% for the three months ended March 31, 2005, as compared to the same period in 2004. Excluding the restructuring charge, other operating expense would have decreased $82.8 million or 5.7%, as compared to the same period in 2004. The decrease in other operating expense, excluding the restructuring charge, was primarily attributable to the Corporation’s focus on improved efficiency.

Table 4 reconciles the Corporation’s other operating expense to other operating expense excluding the restructuring charge.

Table 4: Reconciliation of Other Operating Expense to Other Operating Expense Excluding the Restructuring Charge
(dollars in thousands) (unaudited)

For the Three Months Ended March 31, 2005

Other operating expense	$2,126,702
Impact of the restructuring charge	767,621
Other operating expense excluding the restructuring charge	$1,359,081

The Corporation’s return on average total assets for the three months ended March 31, 2005, was .21%, as compared to 3.46% for the same period in 2004. Excluding the restructuring charge, the Corporation’s return on average total assets for the three months ended March 31, 2005 would have been 3.39%. The Corporation’s return on average stockholders’ equity was .95% for the three months ended March 31, 2005, as compared to 17.39% for the same period in 2004. Excluding the restructuring charge, the Corporation’s return on average stockholders’ equity for the three months ended March 31, 2005 would have been 15.31%.

Table 5 reconciles the Corporation’s return on average total assets and average stockholders’ equity to the return on average total assets and average stockholders’ equity excluding the restructuring charge.

Table 5: Reconciliation of the Return on Average Total Assets and Average Stockholders’ Equity to the Return on Average Total Assets and Average Stockholders’ Equity Excluding the Restructuring Charge
(dollars in thousands) (unaudited)

For the Three Months Ended March 31, 2005	Average Balance	Ratio	Net Income

Return on Average Total Assets
Return on average total assets	$61,456,462.21%		$31,730
Impact of the restructuring charge	869		482,328
Return on average total assets excluding the restructuring charge	$61,457,331	3.39	$514,058

Return on Average Stockholders’ Equity
Return on average stockholders’ equity	$13,552,592.95		$31,730
Impact of the restructuring charge	68,331		482,328
Return on average stockholders’ equity excluding the restructuring charge	$13,620,923	15.31	$514,058

Net Interest Income

Net interest income represents interest income on total interest-earning assets, on a fully taxable equivalent basis, where appropriate, less interest expense on total interest-bearing liabilities. Fully taxable equivalent basis represents the income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal income tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments.

Net interest income, on a fully taxable equivalent basis, decreased $1.6 million for the three months ended March 31, 2005, from the same period in 2004. The decrease in net interest income was primarily due to a greater portion of the Corporation’s average interest-earning assets being comprised of lower yielding investment securities. The Corporation did not need to use the investment securities to fund loan receivables due to the higher payment volumes for domestic credit card Customers. This was combined with rising interest rates on the Corporation’s interest-bearing liabilities.

Average Interest-Earning Assets

Average interest-earning assets increased $1.0 billion or 2.2% for the three months ended March 31, 2005, from the same period in 2004. The increase in average interest-earning assets was primarily the result of an increase in average investment securities of $2.0 billion partially offset by a decrease in average loan receivables of $580.7 million and average money market instruments of $353.3 million. The yield on average interest-earning assets increased 18 basis points for the three months ended March 31, 2005, from the same period in 2004. The increase in the yield earned on average interest-earning assets was primarily the result of the increase in the yield earned on average loan receivables and average investment securities and money market instruments, partially offset by the increase in lower yielding investment securities and money market instruments as a percentage of average interest-earning assets.

Average Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $964.5 million or 2.2% for the three months ended March 31, 2005, from the same period in 2004. The decrease in average interest-bearing liabilities was a result of a decrease of $801.8 million in average interest bearing deposits combined with a decrease of $162.7 million in average borrowed funds. The increase in the rate paid on average interest-bearing liabilities of 47 basis points for the three months ended March 31, 2005, from the same period in 2004, was primarily the result of the increase in the rate paid on average borrowed funds and average interest-bearing deposits.

Net Interest Margin

The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The Corporation’s net interest margin, on a fully taxable equivalent basis, decreased 9 basis points for the three months ended March 31, 2005, from the same period in 2004, primarily as a result of a decrease in net interest income combined with an increase in average interest-earning assets.

See "Off Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results" for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio.

Tables 6 and 7 provide further detail regarding the Corporation’s average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three months ended March 31, 2005 and 2004.

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$136,599	1.99%	$669	$91,871.64%		$146
Foreign	4,383,453	3.31	35,761	3,695,776	2.02	18,592
Total interest-earning time deposits in other banks	4,520,052	3.27	36,430	3,787,647	1.99	18,738
Federal funds sold	924,511	2.48	5,645	2,010,264	1.01	5,027
Total money market instruments	5,444,563	3.13	42,075	5,797,911	1.65	23,765
Investment securities (a):
Domestic:
Taxable	6,149,945	2.78	42,172	4,336,216	2.11	22,764
Tax-exempt (b)	111,597	3.18	875	109,572	1.94	528
Total domestic investment securities	6,261,542	2.79	43,047	4,445,788	2.11	23,292
Foreign	592,173	3.89	5,679	436,731	4.05	4,399
Total investment securities	6,853,715	2.88	48,726	4,882,519	2.28	27,691
Other interest-earning assets (a)	4,078,062	8.54	85,862	4,070,778	7.75	78,476
Loan receivables:
Domestic (c):
Credit card	11,628,381	11.99	343,683	15,312,285	11.40	434,118
Other consumer	6,198,834	13.38	204,512	5,535,554	13.68	188,341
Commercial	2,822,907	8.76	60,957	1,342,942	8.33	27,803
Total domestic loan receivables	20,650,122	11.96	609,152	22,190,781	11.79	650,262
Foreign (c):
Credit card	6,783,919	11.17	186,913	6,467,330	11.33	182,132
Other consumer	3,191,717	8.94	70,356	2,868,091	8.81	62,815
Commercial	1,113,601	9.54	26,202	793,826	4.14	8,173
Total foreign loan receivables	11,089,237	10.37	283,471	10,129,247	10.05	253,120
Total loan receivables	31,739,359	11.41	892,623	32,320,028	11.24	903,382
Total interest-earning assets	48,115,699	9.01	1,069,286	47,071,236	8.83	1,033,314
Cash and due from banks	915,609			924,850
Premises and equipment, net	2,754,896			2,703,419
Other assets	10,761,081			10,967,878
Reserve for possible credit losses	(1,090,823)			(1,226,009)
Total assets	$61,456,462			$60,441,374

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,573,902	3.86%	$195,645	$20,729,102	4.08%	$ 210,090
Money market deposit accounts	6,515,984	2.24	36,051	7,707,958	1.59	30,435
Interest-bearing transaction accounts	50,901	1.54	193	54,305.87		117
Savings accounts	73,828	2.29	416	75,713	1.01	191
Total domestic interest- bearing deposits	27,214,615	3.46	232,305	28,567,078	3.39	240,833
Foreign:
Time deposits	1,253,062	4.23	13,058	702,401	2.96	5,166
Total interest-bearing deposits	28,467,677	3.50	245,363	29,269,479	3.38	245,999
Borrowed funds:
Short-term borrowings:
Domestic	910,399	3.60	8,092	899,840	3.50	7,840
Foreign	1,021,937	5.10	12,853	961,532	1.90	4,551
Total short-term borrowings	1,932,336	4.40	20,945	1,861,372	2.68	12,391
Long-term debt and bank notes (d):
Domestic	7,673,040	4.03	76,160	7,234,589	2.36	42,528
Foreign	3,934,371	6.22	60,375	4,606,476	5.62	64,382
Total long-term debt and bank notes	11,607,411	4.77	136,535	11,841,065	3.63	106,910
Total borrowed funds	13,539,747	4.72	157,480	13,702,437	3.50	119,301
Total interest-bearing liabilities	42,007,424	3.89	402,843	42,971,916	3.42	365,300
Noninterest-bearing deposits	2,667,819			2,379,866
Other liabilities	3,228,627			3,071,573
Total liabilities	47,903,870			48,423,355
Stockholders' equity	13,552,592			12,018,019
Total liabilities and stockholders' equity	$61,456,462			$60,441,374
Net interest income			$666,443			$ 668,014
Net interest margin		5.62			5.71
Interest rate spread		5.12			5.41

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended March 31, 2005 and 2004 was $329 and $209, respectively.
(c) In 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

(d) Includes the impact of interest rate swap agreements and foreign exchange swap agreements primarily used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 7: Rate-Volume Variance Analysis (a) (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$99	$424	$523
Foreign	3,915	13,254	17,169
Total interest-earning time deposits in other banks	4,014	13,678	17,692
Federal funds sold	(3,789)	4,407	618
Total money market instruments	225	18,085	18,310
Investment securities:
Domestic:
Taxable	11,078	8,330	19,408
Tax-exempt	10	337	347
Total domestic investment securities	11,088	8,667	19,755
Foreign	1,465	(185)	1,280
Total investment securities	12,553	8,482	21,035
Other interest-earning assets	129	7,257	7,386
Loan receivables:
Domestic:
Credit card	(111,074)	20,639	(90,435)
Other consumer	20,672	(4,501)	16,171
Commercial	31,679	1,475	33,154
Total domestic loan receivables	(58,723)	17,613	(41,110)
Foreign:
Credit card	7,580	(2,799)	4,781
Other consumer	6,669	872	7,541
Commercial	4,281	13,748	18,029
Total foreign loan receivables	18,530	11,821	30,351
Total loan receivables	(40,193)	29,434	(10,759)
Total interest income	$(27,286)	$63,258	$35,972

Table 7: Rate-Volume Variance Analysis (a)-Continued (dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(1,775)	$(12,670)	$(14,445)
Money market deposit accounts	(5,293)	10,909	5,616
Interest-bearing transaction accounts	(8)	84	76
Savings accounts	(5)	230	225
Total domestic interest-bearing deposits	(7,081)	(1,447)	(8,528)
Foreign:
Time deposits	5,117	2,775	7,892
Total interest-bearing deposits	(1,964)	1,328	(636)
Borrowed funds:
Short-term borrowings:
Domestic	74	178	252
Foreign	302	8,000	8,302
Total short-term borrowings	376	8,178	8,554
Long-term debt and bank notes:
Domestic	2,691	30,941	33,632
Foreign	(10,235)	6,228	(4,007)
Total long-term debt and bank notes	(7,544)	37,169	29,625
Total borrowed funds	(7,168)	45,347	38,179
Total interest expense	(9,132)	46,675	37,543
Net interest income	$(18,154)	$16,583	$(1,571)

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Investment Securities and Money Market Instruments

The Corporation seeks to maintain its portfolio of investment securities and money market instruments at a level appropriate for the Corporation's liquidity needs. The Corporation's average investment securities and money market instruments are affected by the timing of receipt of funds from asset securitization transactions, deposits, loan payments, and unsecured long-term debt and bank note issuances. Funds received from these sources are normally invested in short-term, liquid money market instruments and investment securities available-for-sale until the funds are needed for loan growth and other liquidity needs.

Investment Securities

Investment securities consist primarily of AAA-rated securities, most of which can be used as collateral under repurchase agreements.

Interest income on investment securities, on a fully taxable equivalent basis, increased $21.0 million or 76.0% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest income on investment securities for the three months ended March 31, 2005, was primarily the result of an increase in average investment securities of $2.0 billion, combined with a 60 basis point increase in the yield earned on average investment securities for the three months ended March 31, 2005, from the same period in 2004. The increase in average investment securities for the three months ended March 31, 2005 was a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities. The Corporation did not need to use its liquid assets to fund loan receivables due to the higher payment volumes for domestic credit card Customers. The increase in the yield earned on average investment securities was primarily attributable to higher returns on the Corporation’s domestic investment securities.

Money Market Instruments

Money market instruments include interest-earning time deposits in other banks and federal funds sold.

Interest income on money market instruments increased $18.3 million or 77.0% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest income on money market instruments was the result of a 148 basis point increase in the yield earned on average money market instruments for the three months ended March 31, 2005, from the same period in 2004, which is attributable to a higher short-term interest rate environment.

Average investment securities and money market instruments as a percentage of average interest-earning assets was 25.6% for the three months ended March 31, 2005, as compared to 22.7% for the same period in 2004.

Other Interest-Earning Assets

Other interest-earning assets include the Corporation's retained interests in securitization transactions, which are the interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated retained interests. The Corporation accrues interest income related to its retained beneficial interests in its securitization transactions accounted for as sales in the Corporation's consolidated financial statements. The Corporation includes these retained interests in accounts receivable from securitization in the consolidated statements of financial condition. Also included in other interest-earning assets is Federal Reserve Bank stock.

Interest income on other interest-earning assets increased $7.4 million or 9.4% for the three months ended March 31, 2005, as compared to the same period in 2004. The increase in interest income on other interest-earning assets for the three months ended March 31, 2005, was primarily the result of a 79 basis point increase in the yield earned on average other interest-earning assets for the three months ended March 31, 2005, as compared to the same period in 2004. The increase in the yield earned on average other interest-earning assets was primarily the result of the increase in the discount rates used in the valuation of the Corporation’s retained beneficial interests in its securitization transactions.

Loan Receivables

Interest income generated by the Corporation's loan receivables decreased $10.8 million or 1.2% for the three months ended March 31, 2005, from the same period in 2004. The decrease in interest income on loan receivables for the three months ended March 31, 2005, was primarily the result of a decrease in average loan receivables of $580.7 million or 1.8% from the same period in 2004, partially offset by an increase in the yield earned on average loan receivables of 17 basis points for the three months ended March 31, 2005 from the same period in 2004.

Table 8 presents the Corporation's loan receivables at period end distributed by loan type.

Table 8: Loan Receivables Distribution
(dollars in thousands) (unaudited)

	March 31, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$10,862,724	$13,918,369
Other consumer	6,583,085	5,838,907
Commercial	2,908,259	2,736,574
Total domestic loan receivables	20,354,068	22,493,850
Foreign:
Credit card	7,104,302	6,772,691
Other consumer	3,256,696	3,266,118
Commercial	1,132,147	1,226,191
Total foreign loan receivables	11,493,145	11,265,000
Total loan receivables	$31,847,213	$33,758,850

Domestic Credit Card Loan Receivables

Domestic credit card loan receivables decreased $3.1 billion or 22.0% at March 31, 2005, from December 31, 2004. The decrease in domestic credit card loan receivables was primarily the result of higher payment volumes from domestic credit card Customers, partially offset by an increase of $2.3 billion in the Corporation’s domestic credit card loan receivables when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan receivables. The Corporation did not enter into any new securitization transactions of domestic credit card loan receivables during the three months ended March 31, 2005.

The yield on average domestic credit card loan receivables increased 59 basis points for the three months ended March 31, 2005, from the same period in 2004. The increase reflects higher rates offered to Customers as a result of the rising interest rate environment, combined with a decrease in the amount of 0% promotional rate offers. These items were partially offset by higher payment volumes on accounts with higher interest rates, which adversely impacted the yield on domestic credit card loan receivables. During the third quarter of 2004, the Corporation converted a portion of its managed domestic credit card loans from fixed-rate loans to variable-rate loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly.

Domestic Other Consumer Loan Receivables

Domestic other consumer loan receivables increased $744.2 million or 12.7% at March 31, 2005, from December 31, 2004. The increase in domestic other consumer loan receivables was primarily a result of the home equity line of credit ("HELOC") portfolio acquisitions of $755.2 million for the three months ended March 31, 2005. The Corporation is now originating and holding HELOCs with favorable credit characteristics.

On May 2, 2005, the Corporation purchased Nexstar, a mortgage services company that gives the Corporation a platform to bring its affinity partner franchise to the home equity market. "Note N: Subsequent Events" to the Consolidated Financial Statements provides further detail on the Nexstar acquisition.

The yield on average domestic other consumer loan receivables decreased 30 basis points for the three months ended March 31, 2005, from the same period in 2004. This decrease is the result of HELOC average loan receivables comprising a greater percentage of average total domestic other consumer loan receivables during the three months ended March 31, 2005. The Corporation’s HELOC loan receivables yield a lower rate than the Corporation’s unsecured domestic other consumer loan receivables.

The Corporation's domestic other unsecured consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other unsecured consumer loans than on its domestic credit card loans.

Domestic Commercial Loan Receivables

Domestic commercial loan receivables increased $171.7 million or 6.3% at March 31, 2005, from December 31, 2004. The increase is primarily a result of growth in the Corporation’s business card loan receivables.

The yield on average domestic commercial loan receivables increased 43 basis points for the three months ended March 31, 2005, from the same period in 2004.

Foreign Credit Card Loan Receivables

Foreign credit card loan receivables increased $331.6 million or 4.9% at March 31, 2005, from December 31, 2004. The increase was primarily the result of an increase of $480.5 million in the Corporation’s foreign credit card loan receivables when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan receivables. The Corporation did not enter into any new securitization transactions of foreign credit card loan receivables during the three months ended March 31, 2005. The increase was partially offset by the weakening of foreign currencies against the U.S. dollar, which decreased foreign credit card loan receivables by $196.5 million for the three months ended March 31, 2005.

The yield on average foreign credit card loan receivables decreased 16 basis points for the three months ended March 31, 2005, from the same period in 2004. The decrease in the yield on average foreign credit card loan receivables primarily reflects lower average interest rates offered to attract and retain Customers and to grow loan receivables.

Foreign Other Consumer Loan Receivables

Foreign other consumer loan receivables decreased $9.4 million at March 31, 2005, from December 31, 2004. The decrease in foreign other consumer loan receivables was primarily a result of the weakening of foreign currencies against the U.S. dollar, which decreased foreign other consumer loan receivables by $80.7 million for the three months ended March 31, 2005.

The yield on average foreign other consumer loan receivables increased 13 basis points for the three months ended March 31, 2005, from the same period in 2004.

Foreign Commercial Loan Receivables

Foreign commercial loan receivables decreased $94.0 million or 7.7% at March 31, 2005, from December 31, 2004. The decrease in foreign commercial loan receivables was primarily a result of higher payment volumes and the weakening of foreign currencies against the U.S. dollar. The weakening of foreign currencies decreased foreign commercial loan receivables by $30.3 million for the three months ended March 31, 2005.

The yield on average foreign commercial loan receivables increased 540 basis points for the three months ended March 31, 2005, from the same period in 2004. The increase in the yield earned on foreign commercial loan receivables was primarily the result of the PCL acquisition that occurred in first quarter of 2004. At March 31, 2004, PCL had not been fully integrated into the Corporation’s operations and results thereof, which reduced the yield for the three months ended March 31, 2004.

Premises and Equipment

Premises and equipment decreased $185.6 million or 6.7% at March 31, 2005, from December 31, 2004. The decrease is primarily related to the planned disposition of fixed assets as part of the Corporation’s restructuring plan in the first quarter of 2005.

"Note M: Restructuring Charge" to the consolidated financial statements provides further detail on the restructuring plan.

Accrued Income Receivable

Accrued income receivable decreased $58.1 million or 14.6% at March 31, 2005, from December 31, 2004. The decrease in accrued income receivable was primarily due to a decrease in accrued insurance receivable and a decrease in accrued income receivable on the Corporation's interest rate swap agreements, partially offset by an increase in accrued income receivable on the Corporation’s investment securities and money market instruments.

Accounts Receivable from Securitization

Accounts receivable from securitization decreased $161.5 million or 1.9% at March 31, 2005, from December 31, 2004.

Table 9 presents the components of accounts receivable from securitization.

Table 9: Accounts Receivable from Securitization
(dollars in thousands) (unaudited)

	March 31, 2005	December 31, 2004
Sale of new loan principal receivables (a)	$2,911,730	$2,767,607
Accrued interest and fees on securitized loans	1,881,896	1,945,331
Interest-only strip receivable	1,081,701	1,292,765
Accrued servicing fees	866,887	900,012
Cash reserve accounts	700,410	720,702
Other subordinated retained interests	577,329	593,037
Other	262,415	224,395
Total accounts receivable from securitization	$8,282,368	$8,443,849

(a) Balance comprised of allocated principal collections and accumulated investor interest.

Interest-Bearing Deposits

Total interest expense on deposits decreased $636,000 for the three months ended March 31, 2005, from the same period in 2004. The decrease in interest expense on deposits was the result of a decrease of $801.8 million in average interest-bearing deposits, partially offset by an increase of 12 basis points in the rate paid on average interest-bearing deposits.

Interest expense on domestic time deposits decreased $14.4 million or 6.9% for the three months ended March 31, 2005, from the same period in 2004. The decrease in interest expense on domestic time deposits was primarily the result of a decrease of 22 basis points in the rate paid on average domestic time deposits, combined with a decrease of $155.2 million in average domestic time deposits.

The decrease in the rate paid on average domestic time deposits reflects actions by the Federal Open Market Committee ("FOMC") from 2001 through 2003 that decreased overall market interest rates and decreased the Corporation’s funding costs. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation continued to realize the benefits of the 2001 through 2003 decreases in market interest rates on domestic time deposits during 2005. Similarly, the average rates paid on domestic time deposits for 2004 and 2005 were not significantly affected by the actions of the FOMC during 2004 and 2005 that increased overall market interest rates.

Interest expense on domestic money market deposits increased $5.6 million or 18.5% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on domestic money market deposits was a result of an increase of 65 basis points in the rate paid on average domestic money market deposits, partially offset by a decrease of $1.2 billion in average domestic money market deposits. The increase in the rate paid on average domestic money market instruments reflects actions by the FOMC during 2004 and 2005 that increased overall market interest rates.

Interest expense on foreign time deposits increased $7.9 million or 152.8% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on foreign time deposits was the result of an increase of $550.7 million in average foreign time deposits, combined with an increase of 127 basis points in the rate paid on average foreign time deposits. The increase in average foreign time deposits was primarily due to the marketing of retail deposits in the U.K., which began in the second quarter of 2004.

Borrowed Funds

Borrowed funds include both short-term borrowings and long-term debt and bank notes.

Short-Term Borrowings

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by MBNA America, short-term deposit notes issued by MBNA Canada, on-balance sheet financing structures, and other transactions with original maturities greater than one business day but less than one year.

Interest expense on short-term borrowings increased $8.6 million or 69.0% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on short-term borrowings was primarily the result of an increase of 172 basis points in the rate paid on average short-term borrowings, combined with an increase of $71.0 million in average short-term borrowings.

Domestic Short-Term Borrowings

Interest expense on domestic short-term borrowings increased $252,000 or 3.2% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on domestic short-term borrowings was primarily the result of an increase of 10 basis points in the rate paid on average domestic short-term borrowings, combined with an increase of $10.6 million in average domestic short-term borrowings.

Foreign Short-Term Borrowings

Interest expense on foreign short-term borrowings increased $8.3 million or 182.4% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on foreign short-term borrowings was primarily the result of an increase of 320 basis points in the rate paid on average foreign short-term borrowings. The increase in the rate paid on average foreign short-term borrowings was primarily the result of the assumption of debt from the PCL acquisition that occurred in the first quarter of 2004. At March 31, 2004, PCL had not been fully integrated into the Corporation’s operations and results thereof, which reduced the rate on average short-term borrowings for the three months ended March 31, 2004.

Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

The Corporation primarily uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to more closely match the rate sensitivity of the Corporation's assets. The Corporation also uses foreign exchange swap agreements to mitigate its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe.

Interest expense on long-term debt and bank notes increased $29.6 million or 27.7% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on long-term debt and bank notes was primarily the result of an increase of 114 basis points in the rate paid on average long-term debt and bank notes, partially offset by a decrease in average long-term debt and bank notes of $233.7 million, as compared to the same period in 2004.

Domestic Long-Term Debt and Bank Notes

Interest expense on domestic long-term debt and bank notes increased $33.6 million or 79.1% for the three months ended March 31, 2005, from the same period in 2004. The increase in interest expense on domestic long-term debt and bank notes was primarily a result of an increase of 167 basis points in the rate paid on average domestic long-term debt and bank notes, combined with an increase of $438.5 million in average domestic long-term debt and bank notes. The increase in the rate paid on domestic long-term debt and bank notes was due to actions by the FOMC in 2004 and 2005 that increased overall market interest rates. The increase in the average domestic long-term debt and bank notes is primarily attributable to the assumption of debt from the acquisition of MBNA Practice Solutions, Inc., formerly Sky Financial Solutions, Inc., which occurred on March 31, 2004.

Foreign Long-Term Debt and Bank Notes

Interest expense on foreign long-term debt and bank notes decreased $4.0 million or 6.2% for the three months ended March 31, 2005, from the same period in 2004. The decrease in interest expense on foreign long-term debt and bank notes was primarily the result of a decrease in average foreign long-term debt and bank notes of $672.1 million, partially offset by an increase of 60 basis points in the rate paid on average foreign long-term debt and bank notes. The decrease in average foreign long-term debt and bank notes was primarily due to a decrease in euro medium-term notes issued by MBNA Europe.

Accrued Interest Payable

Accrued interest payable decreased $44.8 million or 15.6% at March 31, 2005, from December 31, 2004. The decrease was primarily related to a decrease in accrued interest payable on the Corporation’s long-term debt and bank notes.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $327.2 million or 9.8% at March 31, 2005, from December 31, 2004. This increase was primarily the result of accrued costs due to the restructuring plan, which was implemented in the first quarter of 2005. This amount was partially offset by decreases in the gross unrealized losses on the Corporation’s foreign exchange swap agreements and forward exchange contracts accounted for under Statement No. 133, and a decrease in income taxes payable. "Note M: Restructuring Charge" to the consolidated financial statements provides further detail on the restructuring plan.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income decreased $114.3 million or 17.2% at March 31, 2005, from December 31, 2004. The decrease was primarily attributable to a decrease in foreign currency translation resulting from the strengthening of the U.S dollar against foreign currencies. See "Note K: Comprehensive Income" to the consolidated financial statements for further details.

Total Other Operating Income

Total other operating income includes securitization income, interchange income, loan fees, insurance income, and other income. Total other operating income decreased $160.2 million or 8.2% for the three months ended March 31, 2005, from the same period in 2004.

Table 10 presents the components of total other operating income.

Table 10: Components of Total Other Operating Income
(dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Securitization income:
Excess servicing fees (a)	$1,190,818	$1,185,035
Loan servicing fees (a)	411,270	405,448
Gain from the sale of loan principal receivables for new securitizations (b)	-	25,134
Net revaluation of interest-only strip receivable (b)	(206,616)	(47,075)
Total securitization income	1,395,472	1,568,542
Interchange	105,673	101,573
Credit card loan fees (c)	121,394	146,844
Other consumer loan fees (c)	46,139	33,254
Commercial loan fees (c)	20,166	16,355
Insurance	60,135	52,897
Other	33,356	23,067
Total other operating income	$1,782,335	$1,942,532

(a) Total securitization servicing fees include excess servicing fees and loan servicing fees.
(b) The net gain (or loss) from securitization activity includes the gain from the sale of loan principal receivables and the net revaluation of the interest-only strip receivable.
(c)  In 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Certain components and changes in total other operating income are discussed as follows:

Securitization Income

Securitization income includes excess servicing and loan servicing fees, the gain from the sale of loan principal receivables recognized for new securitizations, and the net revaluation of the Corporation's interest-only strip receivable. The Corporation has the rights to all excess revenue generated from the securitized loans arising after the trusts absorb the cost of funds, loan servicing fees and credit losses ("excess servicing fees"). The Corporation continues to service the securitized loans and receives an annual contractual servicing fee of approximately 2% of the investor principal outstanding ("loan servicing fees"). The Corporation recognizes a gain from the sale of loan principal receivables for new securitizations. Securitization income is also impacted by the net revaluation of the Corporation's interest-only strip receivable as a result of changes in the estimated excess spread to be earned in the future and changes in projected loan payment rates and securitization transactions that are currently in their scheduled accumulation period. The accumulation period occurs when the trusts begin accumulating principal collections to make principal payments to the investors, instead of purchasing new loan principal receivables from the Corporation.

Securitization income decreased $173.1 million or 11.0% for the three months ended March 31, 2005, from the same period in 2004. The components of securitization income are discussed separately below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. These items are discussed below.

Table 11 provides further detail regarding total excess servicing fees.

Table 11: Components of Total Excess Servicing Fees
(dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Interest income on securitized loans	$2,512,983	$2,391,738
Interest expense on securitized loans	(669,575)	(423,714)
Net interest income on securitized loans	1,843,408	1,968,024
Other fee income on securitized loans	764,196	733,480
Net credit losses on securitized loans	(1,005,516)	(1,111,021)
Total securitization servicing fees	1,602,088	1,590,483
Loan servicing fees	(411,270)	(405,448)
Total excess servicing fees	$1,190,818	$1,185,035

Excess Servicing Fees

Excess servicing fees increased $5.8 million for the three months ended March 31, 2005, from the same period in 2004. The increase for the three months ended March 31, 2005 was primarily the result of an increase in other fee income on securitized loans, combined with a decrease in net credit losses on securitized loans, offset by a decrease in net interest income on securitized loans and an increase in loan servicing fees.

The net interest income earned on securitized loans decreased by $124.6 million or 6.3% for the three months ended March 31, 2005, from the same period in 2004. Securitized net interest income was affected by the net interest margin on securitized interest-earning assets. The net interest margin on securitized interest-earning assets decreased to 9.08% for the three months ended March 31, 2005, as compared to 9.72% for the same period in 2004. The securitized net interest margin represents net interest income on securitized loans for the period expressed as a percentage of average securitized interest-earning assets. The decrease in the net interest margin on securitized interest-earning assets for the three months ended March 31, 2005, was primarily a result of the decrease in the interest rate spread between securitized interest-earning assets and securitized interest-bearing liabilities. Refer to "Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results" for a reconciliation of the Corporation’s net interest margin on securitized interest-earning assets to the net interest margin.

Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation's securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 12.21% for the three months ended March 31, 2005, as compared to 11.62% for the same period in 2004. The increase in the yield earned on average securitized loans reflects higher interest rates offered to Customers, combined with a decrease in the amount of 0% promotional rate offers. The average interest rate paid to investors in the Corporation’s average securitization transactions was 3.20% for the three months ended March 31, 2005, as compared to 2.03% for the same period in 2004. The interest rate paid to investors generally resets on a monthly basis. The increase in the average interest rate paid to investors for the three months ended March 31, 2005, from the same period in 2004, reflects actions by the FOMC in 2004 and the first quarter of 2005, that increased overall market interest rates. Refer to "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results" for the calculation of the yield on average securitized loans and the yield on average loan receivables. Refer to "Loan Receivables" for a discussion of the yield on average loan receivables. The interest rate paid on the Corporation’s average net interest-bearing liabilities is discussed under "Interest-Bearing Deposits" and "Borrowed Funds." Refer to "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results" for a reconciliation of the average interest rate paid to investors in the Corporation’s securitization transactions to the average interest rate of net-interest bearing liabilities.

Other fee income generated by securitized loans increased $30.7 million or 4.2% for the three months ended March 31, 2005, from the same period in 2004, primarily as a result of higher average securitized loans.

Securitized net credit losses decreased $105.5 million or 9.5% for the three months ended March 31, 2005, from the same period in 2004. Although the Corporation's average securitized loans increased, the net credit losses on securitized loans decreased and the charge-off rate decreased by 54 basis points to 4.66% for the three months ended March 31, 2005, as compared to 5.20% for the same period in 2004. This decrease is consistent with the overall trend in the Corporation's managed loan portfolio net credit loss ratio.

The increase in loan servicing fees decreased excess servicing fees as described below.

Loan Servicing Fees

Loan servicing fees increased $5.8 million or 1.4% for the three months ended March 31, 2005, from the same period in 2004. The increase was a result of a $829.5 million or 1.0% increase in average securitized loans for the three months ended March 31, 2005.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card, other consumer, and commercial loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net loss from securitization activity was $206.6 million for the three months ended March 31, 2005, as compared to a net loss of $21.9 million for the same period in 2004, resulting in a decrease in securitization income of $184.7 million for the three months ended March 31, 2005.

Certain components of the net gain (or loss) from securitization activity are discussed separately as follows:

Gain from the Sale of Loan Principal Receivables

The gain from the sale of loan principal receivables for new securitization transactions that the Corporation recognizes as sales in accordance with Statement No. 140 is included in securitization income in the Corporation's consolidated statements of income.

For the three months ended March 31, 2005 the Corporation did not enter into any new securitization transactions. The gain from the sale of loan principal receivables for new securitization transactions was $25.1 million (net of securitization transaction costs of $15.6 million on the sale of $3.6 billion of credit card loan principal receivables) for the same period in 2004.

Table 12 provides further detail on the gain from the sale of loan principal receivables for new securitization transactions.

Table 12: Gain from the Sale of Loan Principal Receivables for New Securitizations
(dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Gain	$-	$40,775
Securitization transaction costs	-	(15,641)
Net of securitization transaction costs	$-	$25,134

Credit card principal receivables sold	$-	$3,629,543

Net Revaluation of the Interest-Only Strip Receivable

Three Months Ended March 31, 2005

The net revaluation of the interest-only strip receivable resulted in a $206.6 million loss for the three months ended March 31, 2005, which was primarily the result of increases in projected loan repayment rates, decreases in projected excess spread to be earned in the future, and the impact of securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 4.29% at March 31, 2005, as compared to 4.85% at December 31, 2004. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was primarily the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans, combined with an increase in the projected interest rate paid to investors and an increase in projected charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.42% at March 31, 2005, as compared to 3.58% at December 31, 2004. The increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was primarily the result of lower projected charge-off rates on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 16.82% at March 31, 2005, as compared to 15.66% at December 31, 2004. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 5.11% at March 31, 2005, as compared to 4.84% at December 31, 2004.

Three Months Ended March 31, 2004

The net revaluation of the interest-only strip receivable resulted in a $47.1 million loss for the three months ended March 31, 2004, which was primarily the result of a decrease in the projected excess spread for the securitized credit card loan principal receivables offset by an increase in the projected excess spread for other consumer loan principal receivables.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables decreased to 5.02% at March 31, 2004, as compared to 5.20% at December 31, 2003. The decrease in the projected excess spread used to value the interest-only strip receivable was the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans. This decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was offset by a decrease in projected charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables increased to 2.58% at March 31, 2004, as compared to 1.95% at December 31, 2003. The increase in the projected excess spread used to value the interest-only strip receivable was the result of lower projected charge-off rates on securitized other consumer loan principal receivables. This increase was partially offset by a decrease in projected interest yields on securitized other consumer loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans.

"Note I: Off-Balance Sheet Asset Securitization" to the consolidated financial statements provides further detail regarding the sensitivity to changes in the key assumptions and estimates used in determining the estimated value of the interest-only strip receivable.

Loan Fees

Credit card, other consumer, and commercial loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees.

Credit Card Loan Fees

Credit card loan fees decreased $25.5 million or 17.3% for the three months ended March 31, 2005, from the same period in 2004. The decrease in credit card fees was primarily the result of a decrease in cash advance fees due to the Corporation offering fewer 0% promotional rate offers for cash advances on U.S. credit card accounts and the elimination of overlimit fees for accounts that have been overlimit for consecutive periods. By eliminating overlimit fees and holding the minimum payment constant, more of the payment was applied to reduce principal, thus accelerating the rate at which outstanding balances on these overlimit accounts are reduced below the credit limit.

Other Consumer Loan Fees

Other consumer loan fees increased $12.9 million or 38.7% for the three months ended March 31, 2005, from the same period in 2004. The increase in other consumer loan fees was primarily the result of an increase in the average cash advance fees assessed related to the implementation of a modified fee structure in the first quarter of 2004, which included the removal of the maximum fee amount that could be assessed on unsecured lending products. Other consumer loan fees on securitized loans are included in securitization income.

Commercial Loan Fees

Commercial loan fees increased $3.8 million or 23.3% for the three months ended March 31, 2005, from the same period in 2004. The increase in commercial loan fees was primarily the result of the growth in the Corporation's outstanding business card loan receivables and an increase in the number of accounts.

Insurance

The Corporation's insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income increased $7.2 million or 13.7% for the three months ended March 31, 2005, from the same period in 2004. The increase was primarily the result of an increase in the number of accounts using credit related insurance products in the U.K. and an increase in rates charged on domestic insurance products. Insurance income on securitized loans is included in securitization income.

Other

Other income increased $10.3 million or 44.6% for the three months ended March 31, 2005, from the same period in 2004. The increase was primarily a result of a benefit received on the Corporation’s corporate owned life insurance as well as increases in other miscellaneous income.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, restructuring charge, and other operating expense.

Total other operating expense increased $684.8 million or 47.5% for the three months ended March 31, 2005, from the same period in 2004. The growth in total other operating expense primarily reflects the restructuring charge of $767.6 million in connection with the Corporation’s restructuring plan. Other operating expense, excluding the restructuring charge, declined $82.8 million or 5.7% for the three months ended March 31, 2005, as compared to the same period in 2004. See Table 4 for a reconciliation of other operating expense to other operating expense excluding the restructuring charge.

Certain components of other operating expense are discussed below.

Salaries and Employee Benefits

Salaries and employee benefits decreased $40.9 million or 7.2% for the three months ended March 31, 2005, from the same period in 2004. The decrease in salaries and employee benefits was primarily related to a lower accrual for management bonuses and decreased deferred compensation.

The Corporation had approximately 25,400 and 27,700 full-time equivalent employees, at March 31, 2005, and 2004, respectively.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation’s noncontributory defined benefit pension plan ("Pension Plan") and the supplemental executive retirement plan ("SERP") of $26.0 million for the three months ended March 31, 2005, as compared to $29.3 million for the same period in 2004. The Corporation expects to contribute the maximum tax-deductible contribution to the Pension Plan in 2005, which is estimated to be approximately $79 million. For the three months ended March 31, 2005, the Corporation contributed $65.0 million to the Pension Plan. In 2004, the Corporation contributed $69.0 million to the Pension Plan.

The Corporation increased the discount rate used to determine the net periodic benefit cost for both the Pension Plan and the SERP from 6.00% in 2004 to 6.25% in 2005, as a result of a refinement in the methodology used to calculate the discount rate.

The Corporation decreased the expected return on plan assets assumption for the Pension Plan from 9.00% in 2004 to 8.75% in 2005. The expected return on plan assets assumption was determined based on the Pension Plan’s asset allocation, a review of historic market performance, historical plan performance, and a forecast of expected future asset returns.

The Corporation did not change the expected rate of compensation increase for both the Pension Plan and the SERP in 2005. The expected rate of compensation increase was determined based on the long-term expectation of compensation rate increases.

"Note L: Employee Benefits" to the consolidated financial statements provides further detail regarding the Corporation’s employee benefits for the three months ended March 31, 2005 and 2004. "Note 24: Employee Benefits" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s employee benefits.

Furniture and Equipment Expense

Furniture and equipment expense increased $24.0 million or 26.4% for the three months ended March 31, 2005, from the same period in 2004. The increase in furniture and equipment expense was primarily related to increased software amortization costs from the implementation of internally-developed software projects, including the Strategic Systems Extension project in the second quarter of 2004.

Restructuring Charge

In the first quarter of 2005, in order to achieve staffing levels that meet expected future business needs and make the Corporation more efficient, the Corporation announced and implemented a restructuring plan. This plan primarily consisted of staff reductions related to voluntary early retirement and voluntary severance programs, contract terminations, and the disposition of fixed assets relating to facility closings.

The Corporation recorded a restructuring charge in other operating expense of $767.6 million in connection with its restructuring plan in the first quarter of 2005. The total restructuring charge is expected to be approximately $785 million and result in anticipated pre-tax savings of approximately $250 million in 2005 and $300 million in 2006.

For the three months ended March 31, 2005, $481.2 million of the charge related to the voluntary early retirement and voluntary severance programs, $171.1 million of the charge related to contract terminations, and $113.1 million of the charge related to the disposition of fixed assets. The contract termination costs were primarily related to a marketing agreement with a third party vendor that marketed the Corporation’s products to endorsing organizations. Management determined this contract was no longer consistent with the Corporation’s long-term objectives.

The actual amount of the expense savings resulting from the restructuring is affected by the overall impact of the restructuring on the Corporation’s business. For example, as a result of existing and future staffing needs, the Corporation may have to increase hiring, thereby reducing actual expense savings. The Corporation may also incur additional marketing costs as a result of the termination of the third-party marketing agreement.

Other Expense Component of Other Operating Expense

The other expense component of other operating expense declined $65.6 million or 8.9% for the three months ended March 31, 2005, as compared to the same period in 2004. Certain components of the other expense component of other operating expense are discussed separately below.

Table 13 provides further detail regarding the other expense components of the Corporation’s other operating expense.

Table 13: Other Expense Component of Other Operating Expense
(dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2005	2004
Purchased services	$178,815	$175,407
Advertising	116,738	117,549
Collection	29,494	23,416
Stationery and supplies	9,471	10,093
Service bureau	17,532	22,618
Postage and delivery	96,606	132,814
Telephone usage	20,187	22,152
Loan receivable fraud losses	34,491	37,133
Amortization of intangible assets	115,042	107,366
Other	54,489	89,914
Total other expense	$672,865	$738,462

Collection

Collection expense increased $6.1 million or 26.0% for the three months ended March 31, 2005, from the same period in 2004. The increase in collection expense was primarily related to increased collection attorney and agency fees associated with strategic initiatives to reduce net charge-off rates.

Postage and Delivery

Postage and delivery expense decreased $36.2 million or 27.3% for the three months ended March 31, 2005, from the same period in 2004. The decrease in postage and delivery expense was primarily related to decreased mailing activity.

Other

Other expense decreased $35.4 million or 39.4% for the three months ended March 31, 2005, from the same period in 2004. The decrease in other expense was primarily related to a decrease in charitable donations.

Income Taxes

Income tax expense decreased $280.8 million or 99.0% for the three months ended March 31, 2005, from the same period in 2004. These amounts represent an effective tax rate of 8.1% for the three months ended March 31, 2005, and 35.3% for the same period in 2004. The decrease in income tax expense for the three months ended March 31, 2005 was due to a decrease in pre-tax earnings and the effective tax rate. The decrease in the effective tax rate for the three months ended March 31, 2005 is primarily due to the resolution of certain state tax examination issues, which was recognized as a discrete item during the quarter.

Loan Quality

The Corporation's loan quality at any time reflects, among other factors, the credit quality of the Corporation's loans, the success of the Corporation's collection efforts, the relative mix of credit card, other consumer, and commercial loans held by the Corporation, the seasoning of the Corporation's loans, and general economic conditions. As new loans season, the delinquency and charge-off rates on these loans normally rise and then stabilize.

Credit card, other consumer, and business card loans are evaluated for loan quality in the same manner, as they have similar loan quality characteristics. Certain commercial loans are evaluated on a loan-by-loan basis, based on size and other factors. When indicated by that loan-by-loan evaluation, specific reserve allocations are made to reflect inherent losses.

The Corporation's financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation's loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation's loan quality varies according to type, as well as the geographic location of loans. Domestic other consumer loan receivables typically have higher delinquency and charge-off rates than the Corporation's domestic credit card and domestic commercial loan receivables. Foreign loan receivables typically have lower delinquency and charge-off rates than the Corporation's domestic loan receivables. The Corporation considers the levels of delinquent loans, renegotiated loans, re-aged loans, and other factors, including historical results, in determining the appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees. The following loan quality discussion includes credit risk, delinquencies, renegotiated loan programs, which include nonaccrual loans and other restructured loans, re-aged loans, net credit losses, the reserve and provision for possible credit losses, and the estimate of uncollectible accrued interest and fees. See "Critical Accounting Policies—Reserve For Possible Credit Losses" and "Revenue Recognition" for further discussion.

Credit Risk

Credit risk is one of the Corporation’s most significant risks. It primarily represents the risk to earnings and capital arising from the failure of Customers to repay loans according to their terms. Credit risk is particularly important for the Corporation because its primary products are unsecured consumer credit cards and other unsecured consumer loans that generally have higher credit risks, and lower loan quality than secured consumer lending products, such as mortgage loans and automobile loans, and commercial lending products. In addition, the Corporation generates revenues from fees, such as late and overlimit fees, on accounts that exhibit higher credit risk.

Management attempts to manage credit risk through a variety of techniques, including prudent underwriting of applications for credit, review of credit risk for acquired loan portfolios, setting and managing appropriate credit line amounts, monitoring account usage and, where appropriate, blocking use of accounts. The Corporation works with Customers with past-due balances to help them manage their accounts and to collect past-due amounts. These efforts are described under "Business" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

The level of the Corporation’s credit risk is affected by the Corporation’s marketing and credit underwriting strategies. The Corporation markets its products through endorsements from associations, financial institutions, and other organizations. Through this endorsed marketing strategy and the Corporation’s underwriting of loan applications, the Corporation attempts to attract quality loan applicants and offer optimal, appropriate credit lines on accounts and periodic credit-line increases, resulting in higher usage and higher average account balances. When Customers experience financial difficulties, however, the higher usage and higher average account balances will result in higher losses for accounts that charge off. The Corporation attempts to control this risk through blocking the use of accounts or reducing credit lines. The Corporation may also set or increase the interest rate charged on accounts to compensate for increased credit risk. For example, as discussed under "Loan Quality—Delinquencies" below, the Corporation generally charges higher interest rates on domestic other consumer loan receivables, because these receivables typically have a higher delinquency and charge-off rate than the Corporation’s domestic credit card and domestic commercial loan receivables. The Corporation also assesses certain fees, such as late and overlimit fees, to encourage Customers to pay and manage their accounts responsibly and to compensate the Corporation for the additional risk associated with delinquency and overlimit activity on the Customers’ accounts.

Lending to Customers on certain commercial loans is based upon a review of the financial strength of the Customer, assessment of the Customer’s management ability, sector industry trends, the type of exposure, the transaction structure, and total relationship exposure. Commercial loans are individually approved either by an officer with appropriate authority delegated to them based upon their experience in the product and loan structure over which they have responsibility or by a loan committee. The level of approval required is determined by the internal risk rating for the Customer and the total relationship exposure. In most cases, at least two credit officers are approving the loan. The commercial portfolio is managed on both a pool basis and an individual basis. For loans greater than a specified threshold, an internal risk rating is assigned and adjusted on an ongoing basis to reflect changes in the Customer’s financial condition, cash flow, or ongoing financial stability. For loans less than the specified threshold, Customers are managed based upon scoring models and performance.

Credit quality and the impact of credit losses on the Corporation’s financial condition and results of operations are discussed below.

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation's delinquent loans. Delinquency is reported on accruing loans that are 30 days or more past due. Delinquency as a percentage of the Corporation's loan receivables was 2.93% at March 31, 2005, as compared to 3.29% at December 31, 2004. The Corporation's delinquency as a percentage of managed loans was 4.17% at March 31, 2005, as compared to 4.13% at December 31, 2004.

The decrease in delinquency on domestic loan receivables at March 31, 2005 as compared to December 31, 2004, was a result of loan growth in other consumer loans that are not securitized, and a seasonal decrease in delinquency amounts. The increase in delinquency on foreign loans was primarily a result of continued seasoning of the foreign portfolio and the adjustment of collection strategies to concentrate existing resources on later stage delinquency.

Commercial loans are worked continually at each stage of delinquency. In addition, loans with total relationship exposure greater than a specified threshold are placed on a "Watch List" when either individual Customer performance or environmental factors warrant. These accounts are subject to additional quarterly reviews by business line management, risk management, and senior credit officers in order to assess the Customer's financial status and develop the appropriate strategy and action to take on the account. "Watch List" accounts are also assessed for impairment based upon the Customer's ability to service the loan and expected future cash flows. If it is determined that a loan is impaired, the amount of impairment is calculated and an appropriate specific reserve is determined.

Table 14 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Table 14: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)

	March 31, 2005		December 31, 2004
Loan Receivables
Loan receivables outstanding	$31,847,213		$33,758,850
Loan receivables delinquent:
30 to 59 days	$320,999	1.01%	$385,339	1.14%
60 to 89 days	205,241.64		245,700.73
90 or more days (c)	407,284	1.28	480,402	1.42
Total loan receivables delinquent	$933,524	2.93%	$1,111,441	3.29%
Loan receivables delinquent by geographic area:
Domestic:
Credit card	$412,082	3.79%	$582,038	4.18%
Other consumer	251,499	3.82	273,906	4.69
Commercial	49,869	1.71	44,315	1.62
Total domestic	713,450	3.51	900,259	4.00
Foreign:
Credit card	159,799	2.25	139,533	2.06
Other consumer	43,388	1.33	45,396	1.39
Commercial	16,887	1.49	26,253	2.14
Total foreign	220,074	1.91	211,182	1.87
Total loan receivables delinquent by geographic area	$933,524	2.93	$1,111,441	3.29
Securitized Loans
Securitized loans outstanding	$84,770,517		$87,859,325
Securitized loans delinquent:
30 to 59 days	$1,234,170	1.46%	$1,305,076	1.49%
60 to 89 days	858,335	1.01	858,114.97
90 or more days (c)	1,840,371	2.17	1,750,466	1.99
Total securitized loans delinquent	$3,932,876	4.64%	$3,913,656	4.45%
Securitized loans delinquent by geographic area:
Domestic:
Credit card	$3,111,791	4.87%	$3,105,216	4.69%
Other consumer	292,468	5.16	315,531	5.57
Commercial	30,526	3.03	37,195	3.69
Total domestic	3,434,785	4.86	3,457,942	4.74
Foreign:
Credit card	498,091	3.52	455,714	3.05
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	498,091	3.52	455,714	3.05
Total securitized loans delinquent by geographic area	$3,932,876	4.64	$3,913,656	4.45

Table 14: Delinquent Loans (a) (b) - continued
(dollars in thousands) (unaudited)

	March 31, 2005		December 31, 2004
Managed Loans
Managed loans outstanding	$116,617,730		$121,618,175
Managed loans delinquent:
30 to 59 days	$1,555,169	1.33%	$1,690,415	1.39%
60 to 89 days	1,063,576.91		1,103,814.91
90 or more days (c)	2,247,655	1.93	2,230,868	1.83
Total managed loans delinquent	$4,866,400	4.17%	$5,025,097	4.13%
Managed loans delinquent by geographic area:
Domestic:
Credit card	$3,523,873	4.71%	$3,687,254	4.60%
Other consumer	543,967	4.44	589,437	5.12
Commercial	80,395	2.05	81,510	2.18
Total domestic	4,148,235	4.56	4,358,201	4.57
Foreign:
Credit card	657,890	3.09	595,247	2.74
Other consumer	43,388	1.33	45,396	1.39
Commercial	16,887	1.49	26,253	2.14
Total foreign	718,165	2.80	666,896	2.54
Total managed loans delinquent by geographic area	$4,866,400	4.17	$5,025,097	4.13

(a) Amounts exclude nonaccrual loans presented in Table 16.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.
(c) See Table 15 for further detail on accruing loans past due 90 days or more.

Accruing Loans Past Due 90 Days or More

Table 15 presents further detail on the Corporation's accruing loan receivables past due 90 days or more and includes a reconciliation to the accruing managed loans past due 90 days or more.

Table 15: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands)(unaudited)

	March 31, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$193,024	$261,415
Other consumer	126,495	135,389
Commercial	24,616	19,334
Total domestic	344,135	416,138
Foreign:
Credit card	49,998	44,404
Other consumer	7,789	9,270
Commercial	5,362	10,590
Total foreign	63,149	64,264
Total loan receivables	$407,284	$480,402
Securitized Loans
Domestic:
Credit card	$1,493,074	$1,407,333
Other consumer	148,439	157,181
Commercial	16,764	19,680
Total domestic	1,658,277	1,584,194
Foreign:
Credit card	182,094	166,272
Other consumer	-	-
Commercial	-	-
Total foreign	182,094	166,272
Total securitized loans	$1,840,371	$1,750,466
Managed Loans
Domestic:
Credit card	$1,686,098	$1,668,748
Other consumer	274,934	292,570
Commercial	41,380	39,014
Total domestic	2,002,412	2,000,332
Foreign:
Credit card	232,092	210,676
Other consumer	7,789	9,270
Commercial	5,362	10,590
Total foreign	245,243	230,536
Total managed loans	$2,247,655	$2,230,868

(a) Amounts exclude nonaccrual loans presented in Table 16.
(b) This Table provides further detail on 90 days or more delinquent loans presented in Table 14.
(c) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Renegotiated Loan Programs

The Corporation may modify the terms of its credit card, other consumer, and commercial loan agreements with Customers who have experienced financial difficulties by offering them renegotiated loan programs, which include placing them on nonaccrual status, reducing their interest rate, or providing any other concession in terms. Loans that have been placed on nonaccrual status are identified as nonaccrual loans. Loans that have been placed on reduced interest rate status or that have been provided with any other concession in terms are identified as other restructured loans. The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Nonaccrual Loans

For credit card, other consumer, and business card loans, on a case-by-case basis, management determines whether an account should be placed on nonaccrual status. When loans are classified as nonaccrual, interest is no longer billed to the Customer. In future periods, when a payment is received, it is recorded as a reduction of the interest and fee amount that was billed to the Customer prior to placing the account on nonaccrual status. Once the original interest and fee amount or subsequent fees have been paid, payments are recorded as a reduction of principal. On a case-by-case basis, management determines whether an account should be removed from nonaccrual status and resume accruing interest.

For certain commercial loans, on a case-by-case basis, management determines whether an account should be placed on nonaccrual status. Generally, the Corporation places certain commercial loans on nonaccrual status at 90 days delinquent. Accrued interest is reversed from income and all payments subsequently received are recorded as a reduction of principal. On a case-by-case basis, management determines whether an account should be removed from nonaccrual status and resume accruing interest.

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .62% at March 31, 2005, as compared to .53% at December 31, 2004. Nonaccrual managed loans as a percentage of ending managed loans were .38% at March 31, 2005, as compared to .35% at December 31, 2004.

Table 16 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 16: Nonaccrual Loans (a) (b)
(dollars in thousands)(unaudited)

	March 31, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$2,469	$3,508
Other consumer	481	475
Commercial	5,821	5,181
Total domestic	8,771	9,164
Foreign:
Credit card	116,691	108,054
Other consumer	70,353	60,071
Commercial	376	254
Total foreign	187,420	168,379
Total loan receivables	$196,191	$177,543
Nonaccrual loan receivables as a percentage of ending loan receivables	.62%	.53%

Securitized Loans
Domestic:
Credit card	$13,837	$13,100
Other consumer	468	461
Commercial	2,818	2,301
Total domestic	17,123	15,862
Foreign:
Credit card	229,356	235,005
Other consumer	-	-
Commercial	-	-
Total foreign	229,356	235,005
Total securitized loans	$246,479	$250,867
Nonaccrual securitized loans as a percentage of ending securitized loans	.29%	.29%

Managed Loans
Domestic:
Credit card	$16,306	$16,608
Other consumer	949	936
Commercial	8,639	7,482
Total domestic	25,894	25,026
Foreign:
Credit card	346,047	343,059
Other consumer	70,353	60,071
Commercial	376	254
Total foreign	416,776	403,384
Total managed loans	$442,670	$428,410
Nonaccrual managed loans as a percentage of ending managed loans	.38%	.35%

(a)  Although nonaccrual loans are charged off consistent with the Corporation’s charge-off policy as described in
         "Loan Quality - Net Credit Losses," nonaccrual loans are not included in the delinquent loans presented in Tables 14 and 15 and the other restructured loans presented in Table 17.

(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Other Restructured Loans

On a case-by-case basis, management determines whether an account should be identified as an other restructured loan. Other restructured loans are loans for which the interest rate was reduced or loans that have received any other type of concession in terms because of the inability of the Customer to comply with the original terms and conditions. Income is accrued at the reduced rate as long as the Customer complies with the revised terms and conditions.

Other restructured loan receivables as a percentage of the Corporation’s ending loan receivables were 1.85% at March 31, 2005 and 2.02% at December 31, 2004. Other restructured managed loans as a percentage of ending managed loans were 2.72% at March 31, 2005, as compared to 2.68% at December 31, 2004.

Table 17 presents the Corporation’s other restructured loan receivables and includes a reconciliation to the other restructured managed loans.

Table 17: Other Restructured Loans (a) (b)
(dollars in thousands)(unaudited)

	March 31, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$369,476	$457,216
Other consumer	189,906	195,728
Commercial	13,987	10,177
Total domestic	573,369	663,121
Foreign:
Credit card	12,313	13,234
Other consumer	4,468	5,560
Commercial	-	-
Total foreign	16,781	18,794
Total loan receivables	$590,150	$681,915
Other restructured loan receivables as a percentage of ending loan receivables	1.85%	2.02%

Securitized Loans
Domestic:
Credit card	$2,317,596	$2,317,629
Other consumer	201,698	208,315
Commercial	3,849	4,156
Total domestic	2,523,143	2,530,100
Foreign:
Credit card	55,242	50,638
Other consumer	-	-
Commercial	-	-
Total foreign	55,242	50,638
Total securitized loans	$2,578,385	$2,580,738
Other restructured securitized loans as a percentage of ending securitized loans	3.04%	2.94%

Managed Loans
Domestic:
Credit card	$2,687,072	$2,774,845
Other consumer	391,604	404,043
Commercial	17,836	14,333
Total domestic	3,096,512	3,193,221
Foreign:
Credit card	67,555	63,872
Other consumer	4,468	5,560
Commercial	-	-
Total foreign	72,023	69,432
Total managed loans	$3,168,535	$3,262,653
Other restructured managed loans as a percentage of ending managed loans	2.72%	2.68%

(a) Other restructured loans presented in this Table exclude accruing loans past due 90 days or more and nonaccrual loans presented in Tables 15 and 16, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Re-aged Loans

A Customer's account may be re-aged to remove existing delinquency. Generally, the intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have demonstrated both the ability and willingness to resume regular payments, but may be unable to pay the entire past due amount. To qualify for re-aging, the account must have been open for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the Customer must also have made three regular minimum monthly payments within the last 90 days. In addition, the Corporation may re-age the account of a Customer who is experiencing long-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a five year period and must meet the qualifications for re-ages described above, except that the Customer's three consecutive minimum monthly payments may be based on the modified terms and conditions applied to the account. All re-age strategies are approved by the Corporation's senior management and the Corporation's Loan Review Department.

Re-ages can have the effect of delaying charge-offs. There were $125.9 million of loan receivables re-aged during the three months ended March 31, 2005, compared to $170.3 million for the same period in 2004. Managed loans re-aged during the three months ended March 31, 2005 were $547.6 million, as compared to $674.6 million for the same period in 2004. Of those accounts that were re-aged during the three months ended March 31, 2004, approximately 30.2% returned to delinquency status and approximately 28.4% charged off by March 31, 2005.

The decrease in the domestic loan re-aged amounts was the result of a decrease in overall domestic delinquency. The increase in the foreign loan re-aged amounts was the result of an increase in the number of accounts placed in debt management programs.

Table 18 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed loans re-aged amounts.

Table 18: Re-aged Amounts (a)
(dollars in thousands)(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Loan Receivables
Domestic:
Credit card	$58,845	$96,898
Other consumer	34,804	49,416
Commercial	1,211	1,069
Total domestic	94,860	147,383
Foreign:
Credit card	19,724	18,734
Other consumer	11,282	4,205
Commercial	35	-
Total foreign	31,041	22,939
Total loan receivables	$125,901	$170,322

Securitized Loans
Domestic:
Credit card	$342,939	$424,032
Other consumer	36,528	41,060
Commercial	603	1,474
Total domestic	380,070	466,566
Foreign:
Credit card	41,674	37,668
Other consumer	-	-
Commercial	-	-
Total foreign	41,674	37,668
Total securitized loans	$421,744	$504,234

Managed Loans
Domestic:
Credit card	$401,784	$520,930
Other consumer	71,332	90,476
Commercial	1,814	2,543
Total domestic	474,930	613,949
Foreign:
Credit card	61,398	56,402
Other consumer	11,282	4,205
Commercial	35	-
Total foreign	72,715	60,607
Total managed loans	$547,645	$674,556

(a) Re-aged loans that returned to delinquency status are included in the delinquency amounts presented in Tables 14 and 15, provided that the loans have not charged off.

Net Credit Losses

The Corporation's net credit losses include the principal amount of losses charged off less current period recoveries and exclude uncollectible accrued interest and fees and fraud losses. Uncollectible accrued interest and fees are recognized by the Corporation through a reduction of the amount of interest income and fee income recognized in the current period that the Corporation does not expect to collect in subsequent periods. The respective income amounts, loan receivables, and accrued income receivable are reduced for uncollectible interest and fees. The Corporation records current period recoveries on loans previously charged off in the reserve for possible credit losses. If the Corporation sells charged-off loans, it records the proceeds received from these sales as recoveries. Fraud losses are recognized through a charge to other operating expense.

The Corporation works with Customers continually at each stage of delinquency. The Corporation's policy is to charge off open-end delinquent loans by the end of the month in which the account becomes 180 days contractually past due and closed-end delinquent loans by the end of the month in which they become 120 days contractually past due. Delinquent bankrupt accounts are charged off by the end of the second calendar month following receipt of notification of filing from the applicable court, but not later than the applicable 180-day or 120-day timeframes described above. Accounts of deceased Customers are charged off when the loss is determined, but not later than the applicable 180-day or 120-day timeframes. Accounts failing to make a payment within charge-off policy timeframes are written off. Managers may on an exception basis defer charge off of an account for another month, pending continued payment activity or other special circumstances. Senior manager approval is required on all such exceptions to the above charge-off policies.

For certain commercial loans, the Corporation works with Customers continually at each stage of delinquency. Generally, the Corporation's policy is to charge off commercial loans by the end of the month in which the account becomes 180 days contractually past due. Also, loans are charged off when management deems the loan uncollectible, but generally not later than the applicable 180-day timeframe. Bankrupt and deceased loans are charged off when the loss is determined, but generally not later than the applicable 180-day timeframe described above. If the account is "well-secured" and "in the process of collection," the account may be held from charge off for up to 300 days. Accounts failing to make a payment within the charge-off policy timeframe are written off.

Loan receivables net credit losses decreased $43.5 million or 12.1% for the three months ended March 31, 2005, from the same period in 2004. Net credit losses as a percentage of average loan receivables were 3.98% for the three months ended March 31, 2005, as compared to 4.45% for the same period in 2004. Managed net credit losses decreased $149.0 million or 10.1% for the three months ended March 31, 2005, from the same period in 2004. The Corporation’s managed net credit losses as a percentage of average managed loans were 4.48% for the three months ended March 31, 2005, as compared to 4.99% for the same period in 2004.

The overall decreases in the net credit loss ratios for the three months ended March 31, 2005, as compared to the same period in 2004, primarily reflect the Corporation's improving asset quality trends.

The net credit loss ratio on the Corporation's domestic other consumer loans is typically higher than the net credit loss ratio on the Corporation's domestic credit card and commercial loans, due to the higher credit risk associated with these products. The net credit loss ratio on the Corporation's domestic credit card loans is typically higher than the net credit loss ratio on the Corporation's foreign credit card loans.

The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loans, which include the estimated collectible billed interest and fees for the corresponding period.

Table 19 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

Table 19: Net Credit Loss Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables
Domestic (a):
Credit card	$137,379	$11,628,381	4.73%	$172,245	$15,312,285	4.50%
Other consumer	89,888	6,198,834	5.80	114,361	5,535,554	8.26
Commercial	17,181	2,822,907	2.43	6,409	1,342,942	1.91
Total domestic	244,448	20,650,122	4.74	293,015	22,190,781	5.28
Foreign (a):
Credit card	38,011	6,783,919	2.24	43,278	6,467,330	2.68
Other consumer	24,832	3,191,717	3.11	22,572	2,868,091	3.15
Commercial	8,770	1,113,601	3.15	668	793,826.34
Total foreign	71,613	11,089,237	2.58	66,518	10,129,247	2.63
Total loan receivables	$316,061	$31,739,359	3.98	$359,533	$32,320,028	4.45
Securitized Loans
Domestic (a):
Credit card	$764,049	$65,178,378	4.69	$884,228	$67,007,811	5.28
Other consumer	104,181	5,669,085	7.35	117,683	5,673,664	8.30
Commercial	12,903	1,008,515	5.12	13,187	1,008,036	5.23
Total domestic	881,133	71,855,978	4.90	1,015,098	73,689,511	5.51
Foreign (a):
Credit card	124,383	14,449,094	3.44	95,923	11,786,033	3.26
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	124,383	14,449,094	3.44	95,923	11,786,033	3.26
Total securitized loans	$1,005,516	$86,305,072	4.66	$1,111,021	$85,475,544	5.20
Managed Loans
Domestic (a):
Credit card	$901,428	$76,806,759	4.69	$1,056,473	$82,320,096	5.13
Other consumer	194,069	11,867,919	6.54	232,044	11,209,218	8.28
Commercial	30,084	3,831,422	3.14	19,596	2,350,978	3.33
Total domestic	1,125,581	92,506,100	4.87	1,308,113	95,880,292	5.46
Foreign (a):
Credit card	162,394	21,233,013	3.06	139,201	18,253,363	3.05
Other consumer	24,832	3,191,717	3.11	22,572	2,868,091	3.15
Commercial	8,770	1,113,601	3.15	668	793,826.34
Total foreign	195,996	25,538,331	3.07	162,441	21,915,280	2.96
Total managed loans	$1,321,577	$118,044,431	4.48	$1,470,554	$117,795,572	4.99

(a)  In 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Reserve and Provision for Possible Credit Losses

The Corporation maintains the reserve for possible credit losses at an amount sufficient to absorb losses inherent in the Corporation's loan principal receivables at the reporting date based on a projection of probable net credit losses. To project probable net credit losses, the Corporation regularly performs a migration analysis of delinquent and current accounts and prepares a bankruptcy filing forecast. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The bankruptcy filing forecast is based upon an analysis of historical filings, industry trends, and estimates of future filings. On a quarterly basis, the Corporation reviews and adjusts, as appropriate, these estimates. The Corporation's projection of probable net credit losses considers the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics and composition of the portfolio, and other factors. The Corporation then reserves for the projected probable net credit losses based on its projection of these amounts. Certain commercial loans are evaluated for impairment on a loan-by-loan basis, based on size and other factors. When indicated by that loan-by-loan evaluation, specific reserve allocations are made to reflect inherent losses. The Corporation establishes appropriate levels of the reserve for possible credit losses for its loan products, including credit card, other consumer, and commercial loans based on their risk characteristics. A provision is charged against earnings to maintain the reserve for possible credit losses at an appropriate level. The Corporation records acquired reserves for current period loan acquisitions.

The reserve for possible credit losses is a general allowance applicable to the Corporation’s loan receivables and does not include an allocation for credit risk related to securitized loans. Net credit losses on securitized loans are absorbed directly by the related trusts under their respective contractual agreements and do not affect the reserve for possible credit losses.

The Corporation’s reserve for possible credit losses decreased $32.9 million or 2.9% at March 31, 2005, as compared to December 31, 2004. The provision for possible credit losses decreased $77.9 million or 21.3% for the three months ended March 31, 2005, from the same period in 2004. The decrease in the reserve for possible credit losses and the related provision for possible credit losses was a result of the Corporation's improving asset quality trends. These trends include improved delinquency and charge-off ratios. The Corporation increased the reserve for possible credit losses and the related provision for possible credit losses on its foreign loans due to an increasing trend in delinquencies and net credit losses.

Table 20 presents an analysis of the Corporation's reserve for possible credit losses.

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result, the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the Corporation’s loan receivables, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses.

Table 20: Reserve for Possible Credit Losses
(dollars in thousands)(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Reserve for possible credit losses, beginning of period	$1,136,558	$1,216,316
Reserves acquired:
Domestic	1,686	25,251
Foreign	(18)	23,052
Total reserves acquired	1,668	48,303
Provision for possible credit losses:
Domestic	195,095	297,788
Foreign	92,133	67,373
Total provision for possible credit losses	287,228	365,161
Foreign currency translation	(5,685)	2,487
Credit losses:
Domestic (a):
Credit card	(148,617)	(185,297)
Other consumer	(97,789)	(121,790)
Commercial	(18,575)	(6,592)
Total domestic credit losses	(264,981)	(313,679)
Foreign (a):
Credit card	(46,207)	(49,455)
Other consumer	(28,240)	(25,403)
Commercial	(9,620)	(669)
Total foreign credit losses	(84,067)	(75,527)
Total credit losses	(349,048)	(389,206)
Recoveries:
Domestic (a):
Credit card	11,238	13,052
Other consumer	7,901	7,429
Commercial	1,394	183
Total domestic recoveries	20,533	20,664
Foreign (a):
Credit card	8,196	6,177
Other consumer	3,408	2,831
Commercial	850	1
Total foreign recoveries	12,454	9,009
Total recoveries	32,987	29,673
Net credit losses	(316,061)	(359,533)
Reserve for possible credit losses, end of period	$1,103,708	$1,272,734

(a) In 2004, the Corporation reclassified certain loan products to separately report its commercial loan products. Business card products were reclassified from credit card loans to commercial loans, and all other commercial loan products were reclassified from other consumer loans to commercial loans. For purposes of comparability, certain prior period amounts have been reclassified.

Estimate of Uncollectible Accrued Interest and Fees

The Corporation adjusts the amount of interest and fee income on loan receivables recognized in the current period for its estimate of interest and fee income that it does not expect to collect in subsequent periods through adjustments to the respective income statement amounts, loan receivables, and accrued income receivable. The estimate of uncollectible interest and fees is based on a migration analysis of delinquent and current loan receivables that may progress through the various delinquency stages and ultimately charge off, as well as a bankruptcy filing forecast. The bankruptcy filing forecast is based upon an analysis of historical filings, industry trends, and estimates of future filings. The Corporation also adjusts the estimated value of accrued interest and fees on securitized loans for the amount of uncollectible interest and fees that are not expected to be collected through an adjustment to accounts receivable from securitization and securitization income. This estimate is also based on a migration analysis of delinquent and current securitized loans that may progress through the various delinquency stages and ultimately charge off, as well as a bankruptcy filing forecast.

The difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue for domestic loans decreased $19.1 million for the three months ended March 31, 2005, due to lower delinquency levels, compared to the same period in 2004.

The difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue for foreign loans increased $17.5 million for the three months ended March 31, 2005, due to changes in the estimated value of the collectible amount of interest and fees on the Corporation's foreign loans, compared to the same period in 2004.

Table 21 presents the domestic and foreign amounts for the difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue.

Table 21: Difference Between the Amount of Interest and Fees the Corporation was Contractually Entitled to and the Amount Recognized as Revenue (a)
(dollars in thousands)(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Domestic	$211,907	$231,006
Foreign	39,485	22,006
Total	$251,392	$253,012

(a) Includes the valuation of securitized loans.

Capital Adequacy

The Corporation is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. MBNA America and MBNA Delaware are also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage (Tier I Capital divided by average assets) ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal bank regulators that, if undertaken, could have a direct material effect on the Corporation's, MBNA America's, and MBNA Delaware's consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, MBNA America, and MBNA Delaware must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Corporation's, MBNA America's, and MBNA Delaware's capital amounts and classification are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 2005, and December 31, 2004, the Corporation's, MBNA America's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and MBNA America and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 22, have been computed in accordance with regulatory accounting practices. At March 31, 2005, no conditions or events had occurred that changed the Corporation’s classification as "adequately capitalized" and MBNA America’s or MBNA Delaware’s classification as "well-capitalized."

Table 22: Regulatory Capital Ratios

	March 31, 2005	December 31, 2004	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)
MBNA Corporation
Tier 1	21.91%	21.82%	4.00%	(a	)
Total	25.50	25.39	8.00	(a	)
Leverage	21.94	22.80	4.00	(a	)

MBNA America Bank, N.A.
Tier 1	22.97	21.51	4.00	6.00%
Total	26.87	25.26	8.00	10.00
Leverage	21.68	21.87	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	14.27	15.79	4.00	6.00
Total	15.54	17.09	8.00	10.00
Leverage	16.24	16.12	4.00	5.00

(a) Not applicable for bank holding companies.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on the Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s capital stock or interest on the debt securities that have equal or less priority than the junior subordinated deferrable interest debentures. During the three months ended March 31, 2005, the Corporation declared dividends on its preferred stock of $3.5 million and on its common stock of $178.4 million.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from MBNA America. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of MBNA America to declare dividends will depend on its future net income and capital requirements. At March 31, 2005, the amount of undivided profits available for declaration and payment of dividends from MBNA America to the Corporation was $3.6 billion. MBNA America’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at March 31, 2005. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by MBNA America to the Corporation, however, can be further limited by federal bank regulatory agencies. In January 2005, the Corporation approved a share repurchase program of up to $2 billion of common stock over two years. The Corporation will consider dividend limitations when making share repurchases. The Corporation repurchased 10.0 million shares of common stock for $250.3 million during the first quarter of 2005, in connection with the share repurchase program.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include off-balance sheet asset securitization, off-balance sheet derivative financial instruments, and other items.

Off-Balance Sheet Asset Securitization

Off-balance sheet asset securitization is the process whereby loan principal receivables are converted into securities normally referred to as asset-backed securities. The securitization of the Corporation's loan principal receivables is accomplished through the public and private issuance of asset-backed securities and is accounted for in accordance with Statement No. 140. Off-balance sheet asset securitization removes loan principal receivables from the consolidated statements of financial condition through the transfer of loan principal receivables to a trust. The trust then sells undivided interests to investors that entitle the investors to specified cash flows generated from the securitized loan principal receivables, while the Corporation retains the remaining undivided interest and is entitled to specific cash flows allocable to that retained interest. As loan principal receivables are securitized, the Corporation's on-balance sheet funding needs are reduced by the amount of loans securitized.

A credit card account or other open-end loan account represents a contractual relationship between the Corporation and the Customer. A loan receivable represents a financial asset. Unlike a mortgage loan or other closed-end loan account, the terms of a credit card account or other open-end loan account permit the Customer to borrow additional amounts and to repay each month an amount the Customer chooses, subject to a minimum payment requirement. The account remains open after repayment of the balance and the Customer may continue to use it to borrow additional amounts. The Corporation reserves the right to change the account terms, including interest rates and fees, in accordance with the terms of the agreement and applicable law. The account is, therefore, separate and distinct from the loan receivable.

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

The beneficial interests in the trusts sold to investors are issued through different classes of securities with different risk levels and credit ratings. The Corporation's securitization transactions are generally structured to include up to three classes of securities sold to investors. With the exception of the most senior class, each class of securities issued by the trusts provides credit enhancement, in the form of subordination, to the more senior, higher-rated classes. The most senior class of asset-backed securities is the largest and generally receives a AAA credit rating at the time of issuance. In order to issue senior classes of securities, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of the above-described subordinated classes. The Corporation receives a servicing fee for servicing the loans. This servicing fee is a component of securitization income.

The trusts are qualified special-purpose entities as defined under Statement No. 140. To meet the criteria to be considered a qualifying special-purpose entity, a trust must be demonstrably distinct from the Corporation and have activities that are significantly limited and entirely specified in the legal documents that established the trust. The Corporation cannot change the activities that the trust can perform. These activities may only be changed by a majority of the beneficial interest holders not including the Corporation. As qualifying special-purpose entities under Statement No. 140, the trusts' assets and liabilities are not consolidated in the Corporation's statements of financial condition. The trusts are administered by an independent trustee.

During the revolving period, which normally ranges from 12 months to 120 months, the trust makes no principal payments to the investors in the securitization. Instead, during the revolving period, the trust uses principal payments received from Customers, which pay off the loan principal receivables that were sold to the trust, to purchase for the trust from the Corporation new loan principal receivables generated by these accounts, in accordance with the terms of the transaction, so that the principal dollar amount of the investors' undivided interest remains unchanged. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors according to the terms of the transaction. When the trust uses principal payments to pay the investors, the Corporation's on-balance sheet loan receivables increase by the amount of any new loans on the Customer accounts because the trust is no longer purchasing new loan receivables from the Corporation.

The Corporation retains servicing responsibilities for the loans in the trusts and maintained $4.2 billion and $4.6 billion of other retained subordinated interests in the securitized assets at March 31, 2005 and December 31, 2004, respectively. These retained subordinated interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests and are included in accounts receivable from securitization in the consolidated statements of financial condition. If cash flows allocated to investors in the trusts are insufficient to absorb expenses of the trust, then the retained interests of the Corporation would be used to absorb such deficiencies and may not be realized by the Corporation. The investors and providers of credit enhancement have no other recourse to the Corporation. The Corporation has no obligation to provide further funding support to either the investors or the trusts if the securitized loans are not paid when due. The Corporation does not receive collateral from any party to the securitization transactions and does not have any risk of counterparty nonperformance. The Corporation’s retained interests are subordinate to the investors’ interests. The value of the retained interests is subject to credit, payment, and interest rate risks on the transferred financial assets.

In connection with the MBNA Master Consumer Loan Trust ("MCLT") and American Loan Financing Trust ("ALF"), the investors have entered into interest rate hedge agreements (the "swaps") with swap counterparties to reduce interest rate risks associated with their investment. ALF is an on-balance-sheet financing structured transaction. In order to facilitate these swap arrangements, the Corporation has agreed with the swap counterparties to either pay the fair value liability (including certain unpaid amounts, if any) of the swaps or receive the fair value asset of the swaps, but only in the event the securitization transaction terminates prior to the swaps. At March 31, 2005, the fair value liability of the swaps was $8.4 million for MCLT and ALF. The Corporation considers the possibility of the occurrence of the events giving rise to its obligations under the MCLT and ALF agreements to be remote.

Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results

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

When adjusted for the effects of securitization, certain components of the Corporation's consolidated financial information may be reconciled to its managed data. This securitization adjustment reclassifies interest income, interchange income, loan fees, insurance income, recoveries on charged-off securitized loan principal receivables in excess of interest paid to investors, gross credit losses, and other trust expenses into securitization income.

Table 23 reconciles income statement data for the period to managed net interest income, managed provision for possible credit losses, and managed other operating income.

Table 23: Reconciliation of Income Statement Data for the Period to Managed Net Interest Income, Managed Provision for Possible Credit Losses, and Managed Other Operating Income
(dollars in thousands)(unaudited)
	For the Three Months Ended March 31,
	2005	2004
Net Interest Income
Net interest income	$666,114	$667,805
Securitization adjustments	1,843,408	1,968,024
Managed net interest income	$2,509,522	$2,635,829

Provision for Possible Credit Losses
Provision for possible credit losses	$287,228	$365,161
Securitization adjustments	1,005,516	1,111,021
Managed provision for possible credit losses	$1,292,744	$1,476,182

Other Operating Income
Other operating income	$1,782,335	$1,942,532
Securitization adjustments	(837,892)	(857,003)
Managed other operating income	$944,443	$1,085,529

Managed net interest income decreased $126.3 million or 4.8% for the three months ended March 31, 2005, from the same period in 2004. The decrease in net interest income is primarily attributable to the rate paid on average managed interest-bearing liabilities increasing at a faster rate than the yield earned on average managed interest-earning assets.

Average Managed Interest-Earning Assets

Average managed interest-earning assets increased $1.9 billion or 1.5% for the three months ended March 31, 2005, from the same period in 2004. The increase in average managed interest-earning assets was primarily the result of the increase in average investment securities. The increase in average investment securities was due to the Corporation investing a larger portion of its liquid assets in higher yielding investment securities combined with lower than anticipated loan growth. The yield earned on average managed interest-earning assets increased 42 basis points for the three months ended March 31, 2005 from the same period in 2004. The increase was primarily the result of an increase of 47 basis points in the yield earned on average managed loans for the three months ended March 31, 2005 from the same period in 2004. This increase reflects higher rates offered to domestic Customers as a result of the rising interest rate environment, combined with a decrease in the amount of 0% promotional rate offers in 2005. These items were partially offset by higher payment volumes on accounts with higher interest rates, which adversely impacted the yield on managed loans. During the third quarter of 2004, the Corporation also converted a portion of its managed loans from fixed-rate loans to variable-rate loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly.

Table 24 reconciles the Corporation’s average loan receivables to average managed loans.

Table 24: Reconciliation of Average Loan Receivables to Average Managed Loans
(dollars in thousands) (unaudited)

For the Three Months Ended March 31,	2005			2004
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables	$31,739,359	11.41%	$892,623	$32,320,028	11.24%	$903,382
Securitized loans	86,305,072	12.21	2,597,769	85,475,544	11.62	2,469,160
Managed loans	$118,044,431	11.99	$3,490,392	$117,795,572	11.52	$3,372,542

Average Managed Interest-Bearing Liabilities

Average managed interest-bearing liabilities decreased $58.7 million for the three months ended March 31, 2005, from the same period in 2004. The decrease in average managed interest-bearing liabilities was a result of the decrease in average borrowed funds and average interest-bearing deposits, partially offset by an increase in average securitized loans. The increase in the rate paid on average managed interest-bearing liabilities of 93 basis points for the three months ended March 31, 2005, from the same period in 2004, reflects an increase in the rate paid to investors in the Corporation's securitization transactions combined with an increase in the rate paid on the Corporation’s average borrowed funds.

Table 25 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 25: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended March 31,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets

Net interest-earning assets (a)	$48,115,699	9.01%	$1,069,286	$47,071,236	8.83%	$1,033,314
Securitization adjustments	82,298,755	12.38	2,512,983	81,475,064	11.81	2,391,738
Managed interest-earning assets (a)	$130,414,454	11.14	$3,582,269	$128,546,300	10.72	$3,425,052

Liabilities

Net interest-bearing liabilities	$42,007,424	3.89	$402,843	$42,971,916	3.42	$365,300
Securitization adjustments	84,754,975	3.20	669,575	83,849,137	2.03	423,714
Managed interest-bearing liabilities	$126,762,399	3.43	$1,072,418	$126,821,053	2.50	$789,014

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended March 31, 2005, and 2004, was $329 and $209, respectively.

The Corporation’s managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of average managed total interest-earning assets. The managed net interest margin decreased 45 basis points for the three months ended March 31, 2005, from the same period in 2004. The decrease was primarily the result of the decrease in the interest rate spread between average managed interest-earning assets and average managed interest-bearing liabilities.

The managed provision for possible credit losses decreased $183.4 million or 12.4% for the three months ended March 31, 2005, from the same period in 2004. The decrease in the managed provision for possible credit losses was based on improving asset quality trends.

Managed other operating income decreased $141.1 million or 13.0% for the three months ended March 31, 2005, from the same period in 2004. The decrease in managed other operating income was primarily the result of a net loss from securitization activity. See "Total Other Operating Income - Securitization Income" for a discussion of the net loss from securitization activity for the three months ended March 31, 2005.

Table 26 reconciles the net interest margin ratio to the managed net interest margin ratio

Table 26: Reconciliation of the Net Interest Margin Ratio to the Managed Net Interest Margin Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a)
Investment securities and money market instruments	$12,298,278			$10,680,430
Other interest-earning assets	4,078,062			4,070,778
Loan receivables	31,739,359			32,320,028
Total	$48,115,699	$666,443	5.62%	$47,071,236	$668,014	5.71%
Securitization Adjustments
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(4,006,317)			(4,000,480)
Securitized loans	86,305,072			85,475,544
Total	$82,298,755	1,843,408	9.08	$81,475,064	1,968,024	9.72
Managed Net Interest Margin (a)
Investment securities and money market instruments	$12,298,278			$10,680,430
Other interest-earning assets	71,745			70,298
Managed loans	118,044,431			117,795,572
Total	$130,414,454	2,509,851	7.80	$128,546,300	2,636,038	8.25

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended March 31, 2005, and 2004 was $329 and $209, respectively.

Off-Balance Sheet Asset Securitization Transaction Activity

During the three months ended March 31, 2005, the Corporation did not enter into any new securitization transactions.

Refer to Table 8 and Table 28 to reconcile the Corporation’s loan receivables and securitized loans to its managed loans.

Table 27 provides the percentage of managed loans securitized by loan product.

Table 27: Percentage of Managed Loans Securitized by Loan Product
(unaudited)

	March 31, 2005	December 31, 2004
Securitized Loans
Domestic:
Credit card	85.5%	82.6%
Other consumer	46.3	49.2
Commercial	25.7	26.9
Total domestic securitized loans	77.6	76.4
Foreign:
Credit card	66.6	68.8
Other consumer	-	-
Commercial	-	-
Total foreign securitized loans	55.2	57.0
Total securitized loans	72.7	72.2

During the three months ended March 31, 2005, there was an increase of $2.7 billion in the Corporation’s loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors. The Corporation’s loan portfolio is expected to increase an additional $16.9 billion during the next twelve months as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity. Should the Corporation choose not to or be unable to securitize these assets in the future, additional on-balance sheet funding, capital and loan loss reserves would be required.

Table 28 presents the Corporation’s securitized loans distribution.

Table 28: Securitized Loans Distribution
(dollars in thousands) (unaudited)

	March 31, 2005		December 31, 2004

Securitized Loans
Domestic:
Credit card	$63,932,585	75.4%	$66,225,646	75.4%
Other consumer	5,665,591	6.7	5,664,384	6.5
Commercial	1,005,977	1.2	1,007,324	1.1
Total domestic securitized loans	70,604,153	83.3	72,897,354	83.0
Foreign:
Credit card	14,166,364	16.7	14,961,971	17.0
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign securitized loans	14,166,364	16.7	14,961,971	17.0
Total securitized loans	$84,770,517	100.0%	$87,859,325	100.0%

The Corporation's securitization transactions contain provisions which could require that the excess spread generated by the securitized loans be accumulated in the trusts to provide additional credit enhancement to the investors. These provisions require that excess spread be retained once the yield less trust expenses falls below levels established in the transaction documents. Generally, the yield less trust expenses is measured over a three month period and the initial trigger levels are between 6.50% and 4.50%, depending on the terms of the particular securitization transaction. At March 31, 2005 and December 31, 2004, no excess spread was retained by the trusts under these provisions.

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

Table 29 presents the Corporation’s estimated maturities of investor principal at March 31, 2005.

Table 29: Estimated Maturities of Investor Principal at March 31, 2005
(dollars in thousands) (unaudited)

One year or less (a)	$16,934,444
Over one year through two years	13,267,743
Over two years through three years	13,589,461
Over three years through four years	12,388,580
Over four years through five years	6,354,385
Thereafter	20,830,373
Total amortization of investor principal	83,364,986
Estimated collectible billed interest and fees included in securitized loans	1,405,531
Total securitized loans	$84,770,517

(a) The $4.9 billion MBNA Master Note Trust Emerald Program ("Emerald Notes") and the £500.0 million UK Receivables
        Trust II Series 2004 - VFN Program ("Variable Funding Notes") are comprised of short-term commercial paper and are included in the one year or less category based on the possibility that maturing Emerald Notes and Variable Funding
        Notes cannot be re-issued. These events would cause the transactions to begin amortizing, thus creating a liquidity requirement. However, the Corporation expects the Emerald Notes and Variable Funding Notes to continue to be reissued during the course of the program through the scheduled final maturity dates, which are scheduled to occur in 2006 and 2009, respectively.

Table 30 presents summarized yields for each trust for the three months ended March 31, 2005. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0% for a contractually specified period, generally a three month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

Table 30: Securitization Trust Yields in Excess of Minimum Yield Data
(dollars in thousands) (unaudited)

			For the Three Months Ended March 31, 2005
							Yield in Excess of Minimum Yield (a)
									Series Range
	Investor Principal	Number of Series in Trust	Average Annualized Yield		Average Minimum Yield		Weighted Average		High		Low
MBNA Master Credit Card Trust II	$20,644,657	29	18.50%		10.21%		8.29%		8.58%		7.64%
MBNA Credit Card Master Note Trust (b)	40,242,415	75	18.56		10.15		8.41		8.41		8.41
MBNA Master Consumer Loan Trust	5,560,278	3	(c	)	(c	)	(c	)	(c	)	(c	)
MBNA Triple A Master Trust	2,000,000	2	18.04		9.77		8.27		8.31		8.26
Multiple Asset Note Trust	1,000,000	2	19.49		10.40		9.09		9.12		9.07
UK Receivables Trust	1,973,861	3	19.66		12.15		7.51		7.98		6.26
UK Receivables Trust II	8,941,869	14	18.57		11.81		6.76		6.98		5.93
Gloucester Credit Card Trust	3,001,906	10	20.02		9.83		10.19		10.73		9.65

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

Other Off-Balance Sheet Arrangements

MBNA Capital A, MBNA Capital B, MBNA Capital C, MBNA Capital D, and MBNA Capital E (collectively the "statutory trusts") are variable interest entities of which the Corporation is not the primary beneficiary. See "Note 19: Long-Term Debt and Bank Notes" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion of the statutory trusts.

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk and foreign currency exchange rate risk that exist as part of its ongoing business operations. See "Note 32: Fair Value of Financial Instruments" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, for further detail regarding the Corporation’s derivative financial instruments. See "Note B: Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements for an update on the Corporation’s derivative financial instruments.

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

The liquidity requirements of the Corporation are met by regular dividend payments from MBNA America, the growth in retained earnings from regular operations, and the issuance of unsecured senior medium-term notes and senior notes. The available cash position of the Corporation is maintained at a level sufficient to meet anticipated cash needs for at least one year. The liquidity of the banking subsidiaries is managed to reflect the anticipated cash required to finance loan demand and to maintain sufficient liquid assets to cover the maturities for the next six months for all off-balance sheet securitizations, unsecured debt, and wholesale money market funding sources. The level of liquid assets, which is comprised of the investments and money market assets described further in "Investment Securities and Money Market Instruments," is managed to a size prudent for both anticipated loan receivable growth and overall conditions in the markets for asset-backed securitization, unsecured corporate debt, and short-term borrowed funds. The Corporation, MBNA America, MBNA Europe, and MBNA Canada also have access to the credit facilities described further in "Note 29: Commitments and Contingencies" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. Finally, the deposit funding sources are also used to finance loan receivable growth and to maintain a sufficient level of liquid assets.

Table 31 provides a summary of the estimated amounts and maturities of the contractual obligations of the Corporation at March 31, 2005.

Table 31: Estimated Contractual Obligations (a) (b)
(dollars in thousands) (unaudited)

	At March 31, 2005
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Long-term debt and bank notes (par) (c)	$1,451,200	$3,800,545	$1,997,129	$4,361,213	$11,610,087
Minimum rental payments under noncancelable operating leases	20,820	21,369	4,780	1,634	48,603
Purchase obligations (d)	328,976	348,780	163,079	59,353	900,188
Restructuring charge, excluding benefit plan obligations (e)	301,637	10,115	355	-	312,107
Other long-term liabilities reflected in the Corporation's consolidated statements of financial condition (f)	149,213	156,790	205,900	125,421	637,324
Total estimated contractual obligations	$2,251,846	$4,337,599	$2,371,243	$4,547,621	$13,508,309

(a)  "Note 32: Fair Value of Financial Instruments - Derivative Financial Instruments" of the Corporation’s Annual Report on
          Form 10-K for the year ended December 31, 2004 provides further detail on the Corporation’s derivative financial instruments. These amounts are not included in this Table.

(b) Table 32 provides detail on the maturities of deposits. These amounts are not included in this Table.
(c) Excludes interest.
(d)  Includes the royalties to endorsing organizations payable in the future subject to certain conditions, commitments for
         Community Reinvestment Act investments that cannot be canceled, and other purchase obligations.

(e) "Note M: Restructuring Charge" to the consolidated financial statements provides further detail regarding the restructuring charge.
(f) Includes amounts accrued for Customer reward programs and other long-term contractual obligations.

If certain terms on the above estimated contractual requirements are not met, there may be an acceleration of the payment due dates noted above. As of March 31, 2005, the Corporation was not in default of any such covenants. The Corporation estimates that it will have $2.3 billion in contractual obligation requirements due within the next year.

Stock Repurchases

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the three months ended March 31, 2005, the Corporation issued 11.8 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 11.8 million common shares for $311.0 million. The Corporation received $136.1 million in proceeds from the exercise of stock options for the three months ended March 31, 2005.

The Corporation repurchased 10.0 million shares of common stock for $250.3 million during the first quarter of 2005 in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorizes the repurchase of up to $2 billion of common stock over two years. Stock repurchases will be done selectively, based on capital levels, asset growth levels, and share performance.

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

Off-Balance Sheet Asset Securitization

At March 31, 2005, the Corporation funded 72.7% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during future periods. The consumer asset-backed securitization market in the United States exceeded $1.8 trillion at March 31, 2005, with approximately $149 billion of asset-backed securities issued during the first three months of 2005. An additional $58 billion of consumer asset-backed securities were issued in European markets during the first three months of 2005. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation's loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain in the Corporation's consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation's consolidated statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Credit Facilities

The Corporation, MBNA America, MBNA Europe, and MBNA Canada have various credit facilities. These facilities may be used for general corporate purposes. With the exception of MBNA Europe’s short-term on-balance sheet financing structure, these facilities were not drawn upon at March 31, 2005.

"Note 29: Commitments and Contingencies" of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s credit facilities.

Borrowed Funds

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by MBNA America, short-term deposit notes issued by MBNA Canada, on-balance-sheet structured financings, and other transactions with maturities greater than one business day but less than one year. Short-term borrowings were $2.0 billion at March 31, 2005 and $2.1 billion at December 31, 2004.

Other funding programs established by the Corporation for long-term borrowings include senior medium-term notes and senior notes. Other funding programs established by the Corporation’s bank subsidiaries include MBNA America’s global bank note program, MBNA Europe’s euro medium-note program, and MBNA Canada’s medium-term deposit note program. MBNA Europe’s and MBNA Canada’s notes are unconditionally and irrevocably guaranteed in respect to all payments by MBNA America.

Long-term debt and bank notes were $11.7 billion at March 31, 2005 and $11.4 billion at December 31, 2004. See Table 31 for estimated maturities of the contractual obligations related to long-term debt and bank notes at March 31, 2005.

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

Total deposits were $31.2 billion at March 31, 2005 and December 31, 2004.

Included in the deposit maturity category of one year or less are money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts totaling $9.4 billion. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature.

Included in the Corporation’s direct deposits at March 31, 2005 and December 31, 2004, were noninterest-bearing deposits of $2.9 billion and $2.7 billion, representing 9.4% and 8.8% of total deposits, respectively. Included in the domestic direct deposits at March 31, 2005 and December 31, 2004 were noninterest-bearing deposits of $2.5 billion and $2.4 billion, respectively. Included in the foreign direct deposits at March 31, 2005 and December 31, 2004 were noninterest-bearing deposits of $469.2 million and $306.3 million, respectively. The Corporation also had interest-bearing direct deposits at March 31, 2005 of $24.3 billion, as compared to $24.4 billion at December 31, 2004.

Included in the Corporation’s other deposits at March 31, 2005 and December 31, 2004, were brokered deposits of $3.9 billion and $4.1 billion, representing 12.4% and 13.0% of total deposits, respectively.

If brokered deposits are not renewed at maturity, they could be replaced by funds from maturing investment securities and money market instruments or other funding sources. During the three months ended March 31, 2005, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, it expects that brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to "well-capitalized" insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to "adequately capitalized" institutions. At March 31, 2005, MBNA America and MBNA Delaware were "well-capitalized" as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

Table 32 provides the maturities of the Corporation’s deposits at March 31, 2005.

Table 32: Maturities of Deposits at March 31, 2005
(dollars in thousands) (unaudited)

	Maturities
	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total Deposits
Domestic:
Direct deposits	$17,529,861	$3,575,291	$2,127,982	$1,103,473	$1,441,993	$9,590	$25,788,190
Other deposits (a)	1,874,142	1,046,586	774,352	29,206	-	-	3,724,286
Total domestic deposits	19,404,003	4,621,877	2,902,334	1,132,679	1,441,993	9,590	29,512,476
Foreign:
Direct deposits	1,299,632	31,576	61,730	32,483	63,358	-	1,488,779
Other deposits (a)	150,795	-	-	-	-	-	150,795
Total foreign deposits	1,450,427	31,576	61,730	32,483	63,358	-	1,639,574
Total deposits	$20,854,430	$4,653,453	$2,964,064	$1,165,162	$1,505,351	$9,590	$31,152,050

(a) At March 31, 2005, all other deposits were brokered deposits.

Investment Securities and Money Market Instruments

The Corporation held a liquid asset portfolio comprised of $7.2 billion of investment securities and $5.8 billion of money market instruments at March 31, 2005, as compared to $6.4 billion of investment securities and $4.4 billion of money market instruments at December 31, 2004.

The size and distribution of the liquid asset portfolio is determined by management's expectations regarding loan growth as well as market and economic conditions. These securities and money market instruments provide increased liquidity and flexibility to support the Corporation's funding requirements. The Corporation’s liquid asset portfolio increased at March 31, 2005, as compared to December 31, 2004, due to higher loan repayment volume. This portfolio is held primarily for liquidity purposes, and as a result, no trading positions are assumed, and the majority of investment securities are classified as available-for-sale. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury and other U.S. government agencies obligations and asset-backed and other securities, was $6.9 billion at March 31, 2005 and $6.1 billion at December 31, 2004.

Management's current guidelines for the liquid asset portfolio include a weighted average maturity not to exceed two years, an investment securities portion weighted average life not to exceed three years, and a maturity of fixed rate U.S. Treasury and other U.S. government agencies obligations not to exceed five years. Of the investment securities held at March 31, 2005, $2.6 billion are anticipated to mature within 12 months and the weighted average maturities were all within management's current guidelines.

The investment securities consist primarily of AAA-rated securities, most of which could be used as collateral under repurchase agreements. Domestic asset-backed and other securities consist primarily of credit card, student loan, dealer floor plan and home equity issuers with over 95% rated AAA.

Table 33 presents the summary of investment securities.

Table 33: Summary of Investment Securities at March 31, 2005
(dollars in thousands) (unaudited)

	Estimated Maturities
	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value
Available-for-Sale
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$1,412,750	$2,295,254	$-	$-	$3,708,004	$3,759,747	$3,708,004
State and political subdivisions of the United States	105,220	-	-	-	105,220	105,220	105,220
Asset-backed and other securities	641,382	1,796,961	60,634	25	2,499,002	2,514,361	2,499,002
Total domestic investment securities available-for-sale	2,159,352	4,092,215	60,634	25	6,312,226	6,379,328	6,312,226
Foreign	472,839	94,603	20,574	-	588,016	587,939	588,016
Total investment securities available- for-sale	$2,632,191	$4,186,818	$81,208	$25	$6,900,242	$6,967,267	$6,900,242
Held-to-Maturity
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$-	$-	$-	$261,346	$261,346	$261,346	$258,871
State and political subdivisions of the United States	-	-	649	5,483	6,132	6,132	6,281
Asset-backed and other securities	-	-	-	15,547	15,547	15,547	14,817
Total domestic investment securities held-to-maturity	-	-	649	282,376	283,025	283,025	279,969
Foreign	-	1,000	-	-	1,000	1,000	1,000
Total investment securities held-to-maturity	$-	$1,000	$649	$282,376	$284,025	$284,025	$280,969

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

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates and differences in the repricing characteristics between interest rate sensitive assets and liabilities. The Corporation analyzes its level of interest rate risk using several analytical techniques. In addition to on-balance sheet activities, interest rate risk includes the interest rate sensitivity of securitization income from securitized loans and the impact of interest rate swap agreements. The Corporation uses interest rate swap agreements to change a portion of fixed-rate funding cash flows to floating-rate to better match the rate sensitivity of the Corporation's assets. For this reason, the Corporation analyzes its level of interest rate risk on a managed basis to quantify and capture the full impact of interest rate risk on the Corporation's earnings.

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, the impact of anticipated changes in the pricing of the Corporation’s variable-rate loans, consumer preferences, and management's capital plans. At March 31, 2005, variable-rate loans made up approximately 43% of total managed loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at March 31, 2005, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $36 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $36 million in projected net income during the next 12 months.

These assumptions are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results as a result of timing, magnitude, and frequency of interest rate changes, changes in market conditions, and management strategies to offset the Corporation's potential exposure. The Corporation has the contractual right to reprice fixed-rate credit card loans at any time by giving notice to the Customer. Accordingly, a key assumption in the simulation analysis is the repricing of fixed-rate credit card loans in response to an upward movement in interest rates, with a lag of approximately 45 days between interest rate movements and fixed-rate credit card loan repricings. The Corporation has repriced its fixed-rate credit card loans in the past. The ability and willingness to do so in the future will depend on the timing and extent of changes in interest rates, the Corporation’s competitive market pricing conditions, and Customers’ responses to changes in interest rates.

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to mitigate its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At March 31, 2005, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $224 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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

In October 2004, the United States Supreme Court decided to let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the "Association Rules") were found to have violated federal antitrust laws (the "Antitrust Decision"). The Antitrust Decision effectively permits banks that issue cards on Visa's or MasterCard's networks, such as the Corporation's banking subsidiaries, also to issue cards on competitor networks. Discover and American Express have also initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the Association Rules.

MasterCard and Visa are also parties to suits alleging that MasterCard's and Visa's currency conversion practices are unlawful.

The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including the Corporation's banking subsidiaries.

Interchange in the U.K.

The European Commission and the Office of Fair Trading in the U.K. (the "OFT") have challenged interchange rates in the European Union and the U.K. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network as compensation for risk, grace period, and other operating costs. MasterCard and Visa each set the interchange rates it charges.

In 2002, the European Commission and Visa reached an agreement on Visa's cross-border interchange rates within the European Union. As a result, in 2002 Visa reduced its interchange rates on transactions within the European Union and, effective October 2003, reduced its interchange rates approximately 10 basis points on transactions in the U.K. Effective October 2004, MasterCard also reduced its interchange rates approximately 10 basis points on transactions in the U.K.

After a lengthy investigation by the OFT of MasterCard interchange rates in the U.K., the OFT issued its draft conclusions in November 2004, finding that the setting of the default interchange fees at their current levels in the U.K. represents a restriction of competition leading to an unjustifiably high interchange rate. If the OFT's draft conclusions are implemented, MasterCard interchange rates in the U.K. would be significantly reduced. MasterCard and its U.K. members have challenged the OFT's draft conclusions. A final decision by the OFT on MasterCard interchange is expected in September 2005 and will be subject to an appeal process. The appeal process could postpone the final resolution of the OFT's investigation, and its effects, to 2006. In October 2004, the OFT extended its interchange investigation to Visa domestic interchange rates in the U.K.

The Corporation cannot predict the amount and timing of any reductions in interchange rates in the U.K. as a result of the OFT investigations described above. However, as indicated above, reductions to interchange rates in the U.K. could be substantial.

Basel Committee

In June 2004, the Basel Committee on Banking Supervision (the "Committee") issued a revised framework document, "The New Basel Capital Accord," which proposes significant revisions to the current Basel Capital Accord. The proposed new accord would establish a three-part framework for capital adequacy that would include: (1) minimum regulatory capital requirements; (2) supervisory review of an institution's capital adequacy and internal capital assessment process; and (3) improved market discipline through increased disclosures regarding capital adequacy.

In August 2003, an Advance Notice of Proposed Rulemaking was published by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision (collectively "the Agencies"). The Advance Notice of Proposed Rulemaking was titled "Risk-Based Capital Guidelines; Implementation of New Basel Capital Accord; Internal Ratings-Based Systems for Corporate Credit and Operational Risk Advanced Measurement Approaches for Regulatory Capital; Proposed Rule and Notice" ("Proposed Regulatory Guidance"). The Proposed Regulatory Guidance set forth for industry comment the Agencies' views on a proposed framework for implementing the New Basel Capital Accord in the United States. In particular, the Proposed Regulatory Guidance describes significant elements of the Advanced Internal Ratings-Based approach for credit risk and the Advanced Measurement Approaches for operational risk. The Agencies have determined that the advanced risk and capital measurement methodologies of the new accord will be applied on a mandatory basis for large, internationally active banking organizations. Institutions subject to the mandatory application of the advanced approaches would be those institutions with total banking assets of $250 billion or more or those institutions, such as the Corporation, with total on-balance sheet foreign exposure of $10 billion or more.

Both prior and subsequent to publication of the Proposed Regulatory Guidance, U.S. regulatory agencies have issued guidance on a number of topics regarding implementation of the new accord for U.S. financial institutions. The Agencies were expected to issue a Notice of Proposed Rulemaking ("NPR") sometime in the summer of 2005 with final rules to be issued in the first half of 2006. However, in a recent announcement, the Agencies have indicated there will be an unspecified delay in publication of the NPR. They continue to target the existing implementation timeline, however, this may be revisited pending the NPR delay. Adoption of the proposed new rules are expected to increase required regulatory capital for some U.S. banking organizations, such as the Corporation and the Corporation's banking subsidiaries, due in part to a new capital charge for operational risk and to the final treatment of certain credit risk exposures, including the treatment of credit card loans and asset securitizations.

U.S. regulatory agencies recently completed a Quantitative Impact Study in order to assess the impact of the new accord on capital requirements of U.S. financial institutions. Approximately 30 organizations, including the Corporation, participated in the exercise. The regulatory agencies announced that they determined that the new accord would reduce capital levels significantly for large banks that participated in the study and announced intentions to study the effects further. Although the Corporation cannot predict any further changes to be proposed by the regulatory agencies, the Corporation believes that its current level of capital will be sufficient to meet the increase in required regulatory capital.

OFT Investigation of Default Charges in the U.K.

The OFT is carrying out an industry wide investigation into alleged unfair contract terms in Customer agreements and questioning how the Corporation establishes default charges, such as late, overlimit, and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable consumer credit agreement terms relating to default charges to the extent they are disproportionately high in relation to the actual cost to the creditor of the default. The OFT must seek a court injunction to enforce such provisions. In July 2004, the Corporation received a letter from the OFT indicating the OFT is challenging the amount of the Corporation's default charges in the U.K. The Corporation responded to the OFT letter in September 2004 and in February 2005 the OFT requested additional information. In the event the OFT's view prevails, the Corporation's default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Corporation may also be subject to claims from Customers seeking reimbursement of default charges. The Corporation is assessing the OFT challenge and cannot state what its eventual outcome will be.

Future changes in laws and regulations and in policies applied by banking or other regulators also could affect the Corporation's consolidated financial condition and results of operations in future periods.

Bankruptcy Reform Law

In April 2005, President Bush signed into law the Bankruptcy Abuse Prevention and Consumer Protection Act, which will restrict the ability of individuals to clear their debts through bankruptcy. Major provisions of the new law go into effect in October 2005. Under the new law, more people will be required to file under a Chapter 13 bankruptcy, in which an individual is placed on a repayment plan of up to five years, instead of having their debt cleared automatically. Debts not addressed by the repayment plan do not have to be paid. The new law also contains provisions such as income qualification tests, more stringent restrictions on current bankruptcy exemptions, and mandatory credit counseling. The Corporation is evaluating the impact of the new law on the Corporation’s bankruptcy-related charge-offs in future periods.

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

Customer Behavior

The acceptance and use of credit card and other consumer loan products for consumer spending has increased significantly in recent years. The Corporation’s performance could be affected by changes in such acceptance and use, and overall consumer spending, as well as different acceptance and use in international markets. Customer spending and repayment levels and Customer use of the Corporation’s lending products over competing lending products, such as mortgage and home equity products, impact the Corporation’s loans outstanding.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 5, 2005, a lawsuit was filed against the Corporation and certain of its officers in the United States District Court for the District of Delaware. The lawsuit is a purported class action and alleges that the Corporation and certain of its officers violated the Securities Exchange Act of 1934. On January 21, 2005, the Corporation disclosed its 2005 earnings objective. After the Corporation disclosed its objective, trends in the Corporation’s U.S. credit card business declined and, on April 21, 2005, the Corporation announced that management believed the Corporation’s 2005 earnings would be "significantly below" its objective. The Corporation’s stock price dropped following this announcement. The lawsuit alleges that the Corporation and certain of its officers violated federal securities laws through material misstatements and omissions regarding the Corporation’s business, which the plaintiff alleges had the effect of inflating the Corporation’s stock price during the period between January 21, 2005 and April 21, 2005. The plaintiff, James M. Baker, seeks unspecified damages, interest and costs, including reasonable attorneys’ fees. The Corporation denies all claims made in the lawsuit and intends to defend this matter vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Summary of Stock Repurchases
(amounts and dollars in thousands, except for average price paid per share) (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2005 - January 31, 2005
From employees (b)	599	$26.69
Open market (c)	2,906	26.64	-	$ 2,000,000

February 1, 2005 - February 28, 2005
From employees (b)	376	26.85
Open market (c)	2,547	26.79	-	2,000,000

March 1, 2005 - March 31, 2005
From employees (b)	780	25.33
Open market (c)	14,622	25.36	9,968	1,750,000

Total	21,830	25.76	9,968

(a)  On January 20, 2005, the Corporation announced the approval of a share repurchase program and authorized the repurchase of up to $2 billion of common stock over two years (ending December 31, 2006).  Stock repurchases will be done selectively, based on capital levels, asset growth levels, and share performance.

(b) The repurchases from employees represent shares canceled when surrendered for minimum withholding taxes due. Also included are restricted stock awards that were canceled.
(c)  To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation’s Long
         Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or privately negotiated transactions, of the number of common shares issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of the Stockholders of MBNA Corporation was held on May 2, 2005.

The stockholders elected the following nominees to the Corporation's Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

	Number of Votes
	For	Withheld

James H. Berick, Esq.	674,007,241	476,345,476
Mary M. Boies, Esq.	1,098,195,130	52,157,587
Benjamin R. Civiletti, Esq.	674,099,930	476,252,787
Bruce L. Hammonds	827,995,608	322,357,109
William L. Jews	829,412,157	320,940,560
Randolph D. Lerner, Esq.	795,003,075	355,349,642
Stuart L. Markowitz, M.D.	829,321,306	321,031,411
William B. Milstead	829,577,467	320,775,250
Thomas G. Murdough, Jr.	1,097,608,837	52,743,880
Laura S. Unger, Esq.	1,098,193,994	52,158,723

The Corporation had 1,277,671,875 shares entitled to vote.

The stockholders approved the ratification of the appointment of Ernst & Young LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2005. There were 1,097,799,461 affirmative votes, 45,453,137 negative votes, and 7,100,119 abstentions.

The stockholders approved a stockholder proposal urging the Board of Directors to adopt a policy that the cost of employee and director stock options be recognized in the Corporation’s income statement. The Board of Directors opposed the proposal. The Board believed it was not prudent to switch accounting methods prior to the effectiveness of the new rules because of uncertainty surrounding the accounting and disclosure requirements of the new rules.  The Stock Option Committee will not grant any employee stock options before the new rules are effective (except possibly for newly-hired officers). Once the new rules take effect, the Committee will evaluate whether or not to resume granting stock options. There were 565,419,154 affirmative votes, 429,257,682 negative votes, and 23,884,494 abstentions.

The stockholders did not approve a stockholder proposal requesting the Board of Directors to adopt a policy that a significant portion of future equity compensation grants to senior executives shall be shares of stock that require the achievement of performance goals as a prerequisite to vesting. The Board of Directors opposed the proposal. There were 390,682,078 affirmative votes, 618,387,889 negative votes, and 9,507,242 abstentions.

ITEM 6. EXHIBITS

Index of Exhibits

Exhibit	Description of Exhibit

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (unaudited)

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBNA Corporation

Date: May 10, 2005	/s/	Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Financial Officer