Form 10-Q
period 2005-06-30
MBNA CORP
filed 2005-08-09
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, $.01 Par Value - 1,257,845,514 Shares Outstanding as of June 30, 2005

MBNA CORPORATION

Item 1.
MBNA CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$855,693	$949,706
Interest-earning time deposits in other banks	5,378,502	2,767,831
Federal funds sold	-	1,605,000
Investment securities:
Available-for-sale (amortized cost of $6,778,679 and $6,083,252 at June 30, 2005 and December 31, 2004, respectively)	6,759,630	6,062,520
Held-to-maturity (market value of $295,086 and $300,072 at June 30, 2005 and December 31, 2004, respectively)	293,790	299,074
Loan receivables:
Credit card	17,823,533	20,691,060
Other consumer	10,236,203	9,105,025
Commercial	4,267,060	3,962,765
Total loan receivables	32,326,796	33,758,850
Reserve for possible credit losses	(998,362)	(1,136,558)
Net loan receivables	31,328,434	32,622,292
Premises and equipment, net	2,583,125	2,787,755
Accrued income receivable	346,786	397,063
Accounts receivable from securitization	9,569,202	8,443,849
Intangible assets and goodwill, net	3,526,352	3,572,667
Prepaid expenses and deferred charges	343,889	438,804
Other assets	2,050,089	1,767,579
Total assets	$63,035,492	$61,714,140

LIABILITIES
Deposits:
Time deposits	$21,722,990	$21,789,358
Money market deposit accounts	6,248,567	6,582,997
Noninterest-bearing deposits	2,846,056	2,740,063
Interest-bearing transaction accounts	12,637	49,781
Savings accounts	80,185	77,305
Total deposits	30,910,435	31,239,504
Short-term borrowings	2,746,568	2,104,414
Long-term debt and bank notes	12,739,904	11,422,900
Accrued interest payable	282,870	286,313
Accrued expenses and other liabilities	3,526,564	3,337,757
Total liabilities	50,206,341	48,390,888

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at June 30, 2005 and December 31, 2004)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,257,845,514 shares at June 30, 2005, and 1,277,671,875 shares at December 31, 2004, issued and outstanding)	12,578	12,777
Additional paid-in capital	1,478,445	2,026,175
Retained earnings	10,923,587	10,620,838
Accumulated other comprehensive income	414,455	663,376
Total stockholders' equity	12,829,151	13,323,252
Total liabilities and stockholders' equity	$63,035,492	$61,714,140

The accompanying notes are an integral part of the consolidated financial statements

MBNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest Income
Loan receivables	$894,314	$830,728	$1,786,937	$1,734,110
Investment securities:
Taxable	54,398	28,065	102,249	55,228
Tax-exempt	742	349	1,288	668
Time deposits in other banks	46,371	23,351	82,801	42,089
Federal funds sold	4,152	6,595	9,797	11,622
Other interest income	84,826	78,501	170,688	156,977
Total interest income	1,084,803	967,589	2,153,760	2,000,694

Interest Expense
Deposits	256,319	241,160	501,682	487,159
Short-term borrowings	24,030	18,799	44,975	31,190
Long-term debt and bank notes	150,541	113,385	287,076	220,295
Total interest expense	430,890	373,344	833,733	738,644
Net Interest Income	653,913	594,245	1,320,027	1,262,050
Provision for possible credit losses	172,741	251,557	459,969	616,718
Net interest income after provision for possible credit losses	481,172	342,688	860,058	645,332

Other Operating Income
Securitization income	1,542,849	1,642,633	2,938,321	3,211,175
Interchange	111,668	103,796	217,341	205,369
Credit card loan fees	113,884	117,376	235,278	264,220
Other consumer loan fees	56,042	43,764	102,181	77,018
Commercial loan fees	20,975	16,572	41,141	32,927
Insurance	55,868	45,229	116,003	98,126
Other	30,107	30,250	63,463	53,317
Total other operating income	1,931,393	1,999,620	3,713,728	3,942,152

Other Operating Expense
Salaries and employee benefits	541,186	553,027	1,068,125	1,120,911
Occupancy expense of premises	41,046	46,125	85,586	90,916
Furniture and equipment expense	113,510	97,271	228,247	188,052
Restructuring charge	14,377	-	781,998	-
Other	702,891	675,443	1,375,756	1,413,905
Total other operating expense	1,413,010	1,371,866	3,539,712	2,813,784
Income Before Income Taxes	999,555	970,442	1,034,074	1,773,700
Applicable income taxes	367,409	310,107	370,198	593,657
Net Income	$632,146	$660,335	$663,876	$1,180,043

Earnings Per Common Share	$.50	$.51	$.52	$.92
Earnings Per Common Share—Assuming Dilution	.50	.51	.51	.90
Dividends Per Common Share	.14	.12	.28	.24

The accompanying notes are an integral part of the consolidated financial statements

MBNA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts) (unaudited)

	Outstanding Shares
	Preferred (000)	Common (000)	Preferred Stock	Common Stock
Balance, December 31, 2004	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.28 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	17,061	-	170
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(36,887)	-	(369)
Balance, June 30, 2005	8,574	1,257,846	$86	$12,578

Balance, December 31, 2003	8,574	1,277,598	$86	$12,776
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.24 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	9,849	-	99
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(9,775)	-	(98)
Balance, June 30, 2004	8,574	1,277,672	$86	$12,777

MBNA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
(dollars in thousands, except per share amounts) (unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2004	$2,026,175	$10,620,838	$663,376	$13,323,252
Comprehensive income:
Net income	-	663,876	-	663,876
Other comprehensive income, net of tax	-	-	(248,921)	(248,921)
Comprehensive income				414,955
Cash dividends:
Common - $.28 per share	-	(354,095)	-	(354,095)
Preferred	-	(7,032)	-	(7,032)
Exercise of stock options and other awards	217,674	-	-	217,844
Stock-based compensation tax benefit	43,661	-	-	43,661
Amortization of deferred compensation expense	46,703	-	-	46,703
Acquisition and retirement of common stock	(855,768)	-	-	(856,137)
Balance, June 30, 2005	$1,478,445	$10,923,587	$414,455	$12,829,151

Balance, December 31, 2003	$2,119,700	$8,571,174	$409,304	$11,113,040
Comprehensive income:
Net income	-	1,180,043	-	1,180,043
Other comprehensive income, net of tax	-	-	(14,401)	(14,401)
Comprehensive income				1,165,642
Cash dividends:
Common - $.24 per share	-	(306,632)	-	(306,632)
Preferred	-	(7,032)	-	(7,032)
Exercise of stock options and other awards	89,819	-	-	89,918
Stock-based compensation tax benefit	30,115	-	-	30,115
Amortization of deferred compensation expense	43,176	-	-	43,176
Acquisition and retirement of common stock	(258,915)	-	-	(259,013)
Balance, June 30, 2004	$2,023,895	$9,437,553	$394,903	$11,869,214

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	For the Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$663,876	$1,180,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	459,969	616,718
Depreciation, amortization, and accretion	496,418	457,164
(Benefit) provision for deferred income taxes	(122,122)	1,786
Decrease in accrued income receivable	42,538	115,886
Increase in accounts receivable from securitization	(1,175,040)	(1,339,296)
Increase (decrease) in accrued interest payable	3,569	(33,828)
Restructuring-related items, excluding benefit plan obligations	236,055	-
Decrease in other operating activities	410,485	25,627
Net cash provided by operating activities	1,015,748	1,024,100
Investing Activities
Net increase in money market instruments	(1,106,925)	(2,336,397)
Proceeds from maturities of investment securities available-for-sale	1,143,717	755,901
Purchases of investment securities available-for-sale	(1,868,623)	(1,697,322)
Proceeds from maturities of investment securities held-to-maturity	35,097	39,412
Purchases of investment securities held-to-maturity	(29,762)	(12,857)
Proceeds from securitization of loans	2,480,529	7,503,777
Acquisitions of businesses, net of cash	(207,922)	(355,688)
Loan portfolio acquisitions	(1,350,720)	(1,286,701)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(4,362,900)	(4,640,590)
Net loan repayments	3,153,371	2,780,278
Net purchases of premises and equipment	(221,044)	(256,655)
Net cash (used in) provided by investing activities	(2,335,182)	493,158
Financing Activities
Net (decrease) increase in money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts	(235,862)	200,659
Net increase (decrease) in time deposits	44,997	(72,957)
Net increase (decrease) in short-term borrowings	685,520	(221,952)
Proceeds from issuance of long-term debt and bank notes	2,055,010	8,962
Maturity of long-term debt and bank notes	(334,067)	(914,806)
Proceeds from exercise of stock options and other awards	217,844	89,918
Acquisition and retirement of common stock	(856,137)	(259,013)
Dividends paid	(339,028)	(288,071)
Net cash provided by (used in) financing activities	1,238,277	(1,457,260)
Effect of exchange rate changes on cash and due from banks	(12,856)	(6,181)
(Decrease) Increase in Cash and Due from Banks	(94,013)	53,817
Cash and due from banks at beginning of period	949,706	660,022
Cash and due from banks at end of period	$855,693	$713,839

Supplemental Disclosure
Interest expense paid	$814,721	$757,237
Income taxes paid	$588,459	$565,824

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation (the “Corporation”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004, should be read in conjunction with these consolidated financial statements. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

During the six months ended June 30, 2005, the Corporation entered into certain financial instruments designated as cash flow hedges to mitigate the exchange rate risk associated with issuing fixed-rate Euro and Dollar-denominated debt. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income in the consolidated statements of changes in stockholders’ equity and recognized in the consolidated statements of income in the same period during which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

“Note 3: Significant Accounting Policies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s accounting for derivative activities and other significant accounting policies.

Note C: New Accounting Pronouncements

In April 2005, the Securities and Exchange Commission approved a rule delaying the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”) for public companies. Statement No. 123(R) was to be effective for public companies for the first interim or annual reporting period beginning after June 15, 2005, however, it is now effective for public companies for the first annual, rather than interim, reporting period beginning after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R). In accordance with the rule, the Corporation will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award on January 1, 2006. The financial statement impact for the year ended December 31, 2006 is expected to reduce both earnings per common share and earnings per common share - assuming dilution by approximately $.02 per share. Should the planned merger with and into Bank of America Corporation (“Bank of America”) occur prior to January 1, 2006 (the effective date of FAS 123(R)), all options will vest immediately preceding the change of control, and there would be no financial statement impact for the year ended December 31, 2006 to earnings per common share or earnings per common share - assuming dilution. See “Note N: Mergers and Acquisitions” for more information on the proposed merger of the Corporation with and into Bank of America.

Note D: Stock-Based Employee Compensation

The Corporation has two stock-based employee compensation plans (which are more fully described in “Note 25: Stock-Based Employee Compensation” contained in the Annual Report on Form 10-K for the year ended December 31, 2004). The Corporation measures compensation cost for employee stock options and similar instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), as amended, defines a fair-value-based method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. As permitted by Statement No. 123, the Corporation elected to retain the intrinsic-value-based method of accounting for employee stock option grants in accordance with APB Opinion No. 25. All options are granted with an exercise price that is not less than the fair market value of the Corporation’s common stock on the date the option is granted. For grants of restricted shares of common stock, the market value of restricted shares at the date of grant is amortized into salaries and employee benefits expense over a 10 year period that approximates the restriction period, or less if the restricted shares had a specific vesting date less than 10 years from the date of grant.

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

For pro forma purposes, the Corporation amortizes on a straight-line basis the fair value of graded-vesting options.

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net Income
As reported	$632,146	$660,335	$663,876	$1,180,043
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,842	16,862	29,983	28,725
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(20,668)	(30,729)	(51,074)	(57,012)
Pro forma	$622,320	$646,468	$642,785	$1,151,756

Earnings Per Common Share
As reported	$.50	$.51	$.52	$.92
Pro forma	.49	.50	.50	.90
Earnings Per Common Share-Assuming Dilution

As reported	.50	.51	.51	.90
Pro forma	.49	.50	.50	.88

During the six months ended June 30, 2005, the Corporation granted options for 40,000 shares to the Corporation’s non-employee directors. No other option grants were made during the six months ended June 30, 2005.

For the six months ended June 30, 2005, 3.1 million shares of restricted common stock were issued under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $76.4 million when issued. Unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $204.4 million and $167.3 million at June 30, 2005 and December 31, 2004, respectively. Substantially all restricted common stock awards of the Corporation will vest immediately preceding a change of control. See “Note N: Mergers and Acquisitions” for further detail on the proposed merger of the Corporation with and into Bank of America.

During the three and six months ended June 30, 2005, the Corporation issued 5.2 million and 17.1 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 2.4 million and 14.3 million common shares for $44.5 million and $355.5 million, respectively. The Corporation received $81.7 million and $217.8 million in proceeds from the exercise of stock options for the three and six months ended June 30, 2005, respectively.

Note E: Loan Receivables

Included in the Corporation’s loan receivables at June 30, 2005 and December 31, 2004 were loans held for securitization of $5.1 billion and $8.2 billion, respectively.

Note F: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

			Series A		Series B
Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share

January 20, 2005	March 31, 2005	April 15, 2005	7.50%	$.46875	5.50%	$.34380
April 21, 2005	June 30, 2005	July 15, 2005	7.50	.46875	5.50	.34380
July 18, 2005	September 30, 2005	October 17, 2005	7.50	.46875	5.50	.34380

On June 30, 2005, the Corporation announced an Agreement and Plan of Merger (the “Merger Agreement”) with Bank of America. In accordance with the Merger Agreement, the Corporation shall redeem all of its outstanding shares of Series A and Series B Preferred Stock at or prior to closing at a total redemption price of $25 per share, plus any accrued and unpaid dividends.

Note G: Common Stock

The Corporation’s Board of Directors declared the following quarterly dividends for the Corporation’s Common Stock:

Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Per Common Share

January 20, 2005	March 15, 2005	April 1, 2005	$.14
April 21, 2005	June 15, 2005	July 1, 2005	.14
July 18, 2005	September 15, 2005	October 1, 2005	.14

Under the Merger Agreement, the Corporation agreed to limit the payment of quarterly dividends by the Corporation to $.14 or less per share of common stock with record dates and payment dates consistent with the prior year.

The Corporation repurchased 12.6 million shares of common stock for $250.4 million and 22.6 million shares of common stock for $500.7 million during the three and six months ended June 30, 2005, respectively, in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s Merger Agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Earnings Per Common Share
Net income	$632,146	$660,335	$663,876	$1,180,043
Less: preferred stock dividend requirements	3,516	3,516	7,032	7,032
Net income applicable to common stock	$628,630	$656,819	$656,844	$1,173,011

Weighted average common shares outstanding (000)	1,260,485	1,277,726	1,268,420	1,277,840

Earnings per common share	$.50	$.51	$.52	$.92

Earnings Per Common Share - Assuming Dilution
Net income	$632,146	$660,335	$663,876	$1,180,043
Less: preferred stock dividend requirements	3,516	3,516	7,032	7,032
Net income applicable to common stock	$628,630	$656,819	$656,844	$1,173,011

Weighted average common shares outstanding (000)	1,260,485	1,277,726	1,268,420	1,277,840
Net effect of dilutive stock options (000)	7,549	19,328	11,602	21,222
Weighted average common shares outstanding and common stock equivalents (000)	1,268,034	1,297,054	1,280,022	1,299,062

Earnings per common share - assuming dilution	$.50	$.51	$.51	$.90

There were 28.9 million stock options (expiration dates ranging from 2011 to 2015) and 12.7 million stock options (expiration dates ranging from 2011 to 2015) with an average option exercise price of $22.93 and $24.06 per share, outstanding for the three and six months ended June 30, 2005, respectively, that were not included in the computation of earnings per common share-assuming dilution because the stock options’ exercise prices were greater than the average market price of the common shares, for the three and six months ended June 30, 2005.

For the three and six months ended June 30, 2004, all stock options outstanding were included in the computation of earnings per common share-assuming dilution because the stock options’ exercise prices were less than the average market price of the common shares.

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	June 30, 2005			March 31, 2005
	(unaudited)			(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$789,995	$182,637	$4,241	$896,337	$182,860	$2,504
Weighted average life (in years)	.29	.89	.17	.29	.86	.18

Loan payment rate
(weighted average rate)	17.12%	4.91%	32.90%	16.82%	5.11%	31.17%
Impact on fair value of 20% adverse change	$110,085	$27,596	$436	$125,469	$27,548	$293
Impact on fair value of 40% adverse change	188,726	47,462	846	212,205	47,641	511

Gross credit losses (b)
(weighted average rate)	4.90%	7.14%	4.82%	4.99%	7.31%	5.44%
Impact on fair value of 20% adverse change	$199,613	$61,253	$1,743	$208,890	$60,512	$1,902
Impact on fair value of 40% adverse change	398,629	122,507	3,487	416,238	121,025	2,504

Excess spread (c)
(weighted average rate)	3.88%	4.26%	2.35%	4.29%	4.42%	1.43%
Impact on fair value of 20% adverse change	$157,999	$36,527	$848	$179,267	$36,572	$501
Impact on fair value of 40% adverse change	315,998	73,055	1,696	358,535	73,144	1,002

Discount rate
(weighted average rate)	10.50%	10.50%	10.50%	10.50%	10.50%	10.50%
Impact on fair value of 20% adverse change	$3,578	$2,276	$12	$4,102	$2,201	$8
Impact on fair value of 40% adverse change	7,128	4,507	25	8,173	4,360	15

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	June 30, 2004			March 31, 2004
	(unaudited)			(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$1,164,944	$145,556	$5,852	$1,211,006	$112,313	$7,236
Weighted average life (in years)	.32	.89	.17	.33	.90	.18

Loan payment rate
(weighted average rate)	15.38%	4.93%	32.56%	14.47%	4.87%	30.52%
Impact on fair value of 20% adverse change	$164,179	$22,128	$620	$170,331	$17,081	$884
Impact on fair value of 40% adverse change	281,471	38,062	1,175	296,775	29,391	1,491

Gross credit losses (b)
(weighted average rate)	4.98%	8.25%	5.29%	5.07%	8.64%	5.76%
Impact on fair value of 20% adverse change	$231,720	$71,151	$1,781	$244,497	$75,350	$2,054
Impact on fair value of 40% adverse change	463,439	142,302	3,563	488,995	112,313	4,109

Excess spread (c)
(weighted average rate)	5.01%	3.38%	3.48%	5.02%	2.58%	4.06%
Impact on fair value of 20% adverse change	$232,989	$29,111	$1,170	$242,201	$22,463	$1,447
Impact on fair value of 40% adverse change	465,978	58,222	2,341	484,402	44,925	2,894

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$4,928	$1,559	$15	$5,322	$1,216	$19
Impact on fair value of 40% adverse change	9,821	3,092	29	10,604	2,412	38

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	June 30, 2005			December 31, 2004
	(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$789,995	$182,637	$4,241	$1,133,320	$155,863	$3,582
Weighted average life (in years)	.29	.89	.17	.31	.90	.17

Loan payment rate
(weighted average rate)	17.12%	4.91%	32.90%	15.66%	4.84%	32.43%
Impact on fair value of 20% adverse change	$110,085	$27,596	$436	$159,061	$23,551	$383
Impact on fair value of 40% adverse change	188,726	47,462	846	273,059	40,624	720

Gross credit losses (b)
(weighted average rate)	4.90%	7.14%	4.82%	4.88%	8.25%	5.13%
Impact on fair value of 20% adverse change	$199,613	$61,253	$1,743	$227,384	$71,908	$1,732
Impact on fair value of 40% adverse change	398,629	122,507	3,487	454,767	143,817	3,463

Excess spread (c)
(weighted average rate)	3.88%	4.26%	2.35%	4.85%	3.58%	2.12%
Impact on fair value of 20% adverse change	$157,999	$36,527	$848	$226,664	$31,173	$716
Impact on fair value of 40% adverse change	315,998	73,055	1,696	453,328	62,345	1,433

Discount rate
(weighted average rate)	10.50%	10.50%	10.50%	10.00%	10.00%	10.00%
Impact on fair value of 20% adverse change	$3,578	$2,276	$12	$5,264	$1,877	$10
Impact on fair value of 40% adverse change	7,128	4,507	25	10,487	3,719	20

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

Note J: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

During the six months ended June 30, 2005, the Corporation issued long-term debt and bank notes consisting of the following:

Summary of Long-Term Debt and Bank Notes
(dollars in thousands) (unaudited)	Par Value

Fixed-Rate Euro Medium-Term Note, with an interest rate of 3.00%, payable annually, maturing in 2008 (€500.0 million)	$662,850

Fixed-Rate Euro Medium-Term Note, with an interest rate of 4.47%, payable semi-annually, maturing in 2010	35,000

Fixed-Rate Senior Medium-Term Note, with an interest rate of 5.00%, payable semi-annually, maturing in 2010	250,000

Floating-Rate Senior Medium-Term Note, priced at 43 basis points over the three-month London Interbank Offered Rate, payable quarterly, maturing in 2008	500,000

Fixed-Rate Asset-Backed Notes, with a weighted average interest rate of 4.34%, payable monthly, maturing in varying amounts from 2006 to 2012	370,430

Fixed-Rate Medium-Term Deposit Note, with an interest rate of 4.00%, payable semi-annually, maturing in 2010 (CAD$ 300.0 million)	243,912

During the six months ended June 30, 2005, $100.0 million of Senior Notes, $56.0 million of Bank Notes, $72.7 million of Medium-Term Deposit Notes, and $22.3 million in Loan Notes matured and the Corporation paid down $83.0 million of asset-backed notes assumed in connection with the acquisition of MBNA Practice Solutions, Inc., formerly Sky Financial Solutions, Inc.

Interest Rate and Foreign Exchange Swap Agreements

The Corporation primarily uses interest rate swap agreements and foreign exchange swap agreements to change a portion of fixed-rate long-term debt and bank notes to floating-rate long-term debt and bank notes to more closely match the rate sensitivity of the Corporation’s assets. The Corporation also uses foreign exchange swap agreements to mitigate its foreign currency exchange risk on a portion of long-term debt and bank notes issued by MBNA Europe Bank Limited (“MBNA Europe”). “Note 32: Fair Value of Financial Instruments - Derivative Financial Instruments” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s derivative activities.

During the six months ended June 30, 2005, MBNA Europe entered into certain financial instruments designated as cash flow hedges, with total notional values of $697.9 million, related to the issuance of Fixed-Rate Euro Medium-Term Notes. Refer to “Note B: Derivative Financial Instruments and Hedging Activities” for further information regarding the Corporation’s derivative policy related to cash flow hedges.

Note K: Comprehensive Income

The components of comprehensive income are as follows:

Comprehensive Income
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income	$632,146	$660,335	$663,876	$1,180,043
Other comprehensive income:
Foreign currency translation	(164,332)	(55,841)	(249,648)	4,708
Net unrealized gains (losses) on investment securities available-for-sale, net of tax	31,051	(20,470)	1,092	(19,109)
Cash flow hedge adjustment, net of tax	(1,345)	-	(365)	-
Other comprehensive income	(134,626)	(76,311)	(248,921)	(14,401)
Comprehensive income	$497,520	$584,024	$414,955	$1,165,642

The components of accumulated other comprehensive income are as follows:

Components of Accumulated Other Comprehensive Income
(dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)

Foreign currency translation	$430,988	$680,636
Net unrealized losses on investment securities available-for-sale, net of tax	(12,469)	(13,561)
Minimum benefit plan liability adjustment, net of tax	(3,699)	(3,699)
Cash flow hedge adjustment, net of tax	(365)	-
Accumulated other comprehensive income	$414,455	$663,376

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

Note L: Employee Benefits

Pension Plan and Supplemental Executive Retirement Plan

The Corporation has a noncontributory defined benefit pension plan (“Pension Plan”) and a supplemental executive retirement plan (“SERP”). “Note 24: Employee Benefits” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding these plans. The components of net periodic benefit cost for the Pension Plan and SERP are presented in the following table.

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)

	Pension Plan		SERP		Total

	For the Three Months		For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004

Service cost-benefits earned during the period	$14,867	$13,987	$3,301	$3,065	$18,168	$17,052
Interest cost on projected benefit obligation	10,256	7,981	3,918	3,250	14,174	11,231
Expected return on plan assets	(11,340)	(9,351)	-	-	(11,340)	(9,351)
Net amortization and deferral:
Prior service cost	258	267	820	825	1,078	1,092
Actuarial loss	1,932	2,323	-	-	1,932	2,323
Transition obligation	-	-	98	100	98	100
Net amortization and deferral	2,190	2,590	918	925	3,108	3,515
Net periodic benefit cost	15,973	15,207	8,137	7,240	24,110	22,447
Restructuring charges:
Special termination benefit charge	1,623	-	1,634	-	3,257	-
Curtailment charge	16	-	1,120	-	1,136	-
Total net periodic benefit cost	$17,612	$15,207	$10,891	$7,240	$28,503	$22,447

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.17%	6.00%	6.17%	6.00%
Rate of compensation increase	5.00	5.00	5.00	5.00
Expected return on plan assets	8.75	9.00

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)

	Pension Plan		SERP		Total

	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004

Service cost-benefits earned during the period	$30,551	$30,112	$7,101	$7,515	$37,652	$37,627
Interest cost on projected benefit obligation	20,456	17,256	8,018	7,000	28,474	24,256
Expected return on plan assets	(22,652)	(18,851)	-	-	(22,652)	(18,851)
Net amortization and deferral:
Prior service cost	529	542	1,595	1,600	2,124	2,142
Actuarial loss	4,193	5,923	150	400	4,343	6,323
Transition obligation	-	-	198	200	198	200
Net amortization and deferral	4,722	6,465	1,943	2,200	6,665	8,665
Net periodic benefit cost	33,077	34,982	17,062	16,715	50,139	51,697
Restructuring charges:
Special termination benefit charge	78,911	-	69,380	-	148,291	-
Curtailment charge	1,428	-	12,001	-	13,429	-
Total net periodic benefit cost	$113,416	$34,982	$98,443	$16,715	$211,859	$51,697

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.21%	6.00%	6.21%	6.00%
Rate of compensation increase	5.00	5.00	5.00	5.00
Expected return on plan assets	8.75	9.00

During the six months ended June 30, 2005, the Corporation incurred special termination benefit and curtailment charges of $148.3 million and $13.4 million, respectively. These charges relate to Pension Plan and SERP participants that terminated their employment with the Corporation in connection with the restructuring plan implemented during the first quarter of 2005. The assumptions used to determine the restructuring charges were a discount rate of 6.00%, rate of compensation increase of 5.00%, and an expected rate of return on plan assets of 8.75%. The change in the discount rate reflects the current interest rate environment. The Corporation used a measurement date of February 28, 2005 for the restructuring charge. These amounts are included in the restructuring charge on the Corporation’s consolidated statements of income.

See “Note M: Restructuring Charge” for further information on the restructuring charge.

During the three months ended June 30, 2005, the Corporation incurred special termination benefit charges of $5.5 million, unrelated to the restructuring charge, for a SERP participant retiring earlier than expected. This amount is excluded from the components of net periodic benefit cost table.

The Corporation expects to contribute the maximum tax-deductible contribution to the Pension Plan in 2005, which is estimated to be approximately $79 million. For the six months ended June 30, 2005, the Corporation contributed $65.0 million to the Pension Plan.

Postretirement and Postemployment Benefits

The Corporation and its subsidiaries provide certain healthcare and life insurance benefits for certain people upon early retirement through normal retirement age. “Note 24: Employee Benefits” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding this plan. This plan was opened to certain individuals who would not have otherwise been eligible in connection with the restructuring plan announced during the first quarter of 2005. The Corporation also provides certain other postretirement and postemployment benefits to certain individuals upon leaving the Corporation. These amounts have been accrued and are included in accrued expenses and other liabilities in the Corporation’s statements of financial condition.

Note M: Restructuring Charge

In the first quarter of 2005, in order to achieve staffing levels that meet expected future business needs and make the Corporation more efficient, the Corporation announced and began to implement a restructuring plan. This plan primarily consisted of staff reductions related to voluntary early retirement and voluntary severance programs, contract terminations, and the disposition of fixed assets relating to facility closings.

The Corporation recorded a restructuring charge in other operating expense of $14.4 million pre-tax ($14.7 million net of tax) and $782.0 million pre-tax ($497.0 million net of tax) in connection with its restructuring plan during the three and six months ended June 30, 2005, respectively. The total restructuring charge is expected to be approximately $790 million pre-tax. The difference between the restructuring charge recorded for the six months ended June 30, 2005 and the total expected restructuring charge primarily represents early retirement and severance costs that will be incurred in future periods.

Approximately 85% of the expected restructuring charge will result in future cash expenditures. With the exception of the Corporation’s benefit plan obligations, the majority of the cash expenditures will occur in 2005 and 2006.

The components of the restructuring charge for the six months ended June 30, 2005 are as follows:

Restructuring Charge
(dollars in thousands) (unaudited)

	Restructuring Charge	Cash Payments	Other Adjustments	Liability Balance at June 30, 2005
Early retirement and severance costs	$494,907	$76,957	$313,823	$104,127
Contract termination costs	171,074	169,545	1,448	81
Facility costs	113,611	775	108,920	3,916
Other costs	2,406	2,373	-	33
Total	$781,998	$249,650	$424,191	$108,157

Early retirement and severance costs represent costs incurred through the voluntary early retirement and voluntary severance programs. The contract termination costs were primarily related to a marketing agreement with a third party vendor that marketed the Corporation’s products to endorsing organizations. Management determined this contract was no longer consistent with the Corporation’s long-term objectives. Facility costs include asset disposal, lease termination, and other impairment costs. Other costs include professional fees incurred in connection with the restructuring plan. Other adjustments primarily represent adjustments for noncash charges, the majority of which represent the write down of impaired facilities, and charges that are accounted for as part of the Corporation’s benefit plan obligations as disclosed in “Note L: Employee Benefits”. Included in these other adjustments were $80.3 million related to the Pension Plan, $81.4 million related to the SERP, and $134.6 million related to postretirement and postemployment benefits. These amounts will be included in the actuarial valuation of these obligations in future periods. Accruals for the restructuring charge are primarily included in accrued expenses and other liabilities in the consolidated statements of financial condition at June 30, 2005. The accruals primarily consist of severance costs.

Note N: Mergers and Acquisitions

Merger Announcement

On June 30, 2005, the Corporation announced the Merger Agreement with Bank of America. The Merger Agreement provides for the merger of the Corporation with and into Bank of America. The Merger Agreement has been unanimously approved by the Boards of Directors of both companies and, if the merger is completed, each share of the Corporation’s common stock will be converted into 0.5009 of a share of Bank of America common stock and $4.125 in cash. The completion of the merger is currently anticipated to occur in the fourth quarter of 2005, and is subject to approval of the Corporation’s stockholders, receipt of all requisite governmental approvals (including the approval of the Board of Governors of the Federal Reserve System), and certain other customary conditions. Under the Merger Agreement, the Corporation agreed to limit the payment of quarterly dividends by the Corporation to $.14 or less per share of common stock with record dates and payment dates consistent with the prior year. Also, in accordance with the Merger Agreement, the Corporation shall redeem all of its outstanding shares of Series A and Series B Preferred Stock at or prior to closing at a total redemption price of $25 per share, plus any accrued and unpaid dividends.

To induce Bank of America to enter into the Merger Agreement, the Corporation granted Bank of America an option to purchase up to 249,764,005 shares of the Corporation’s common stock at a price per share of $21.30; however, in no case may Bank of America acquire more than 19.9% of the outstanding shares of the Corporation’s common stock under this stock option agreement. Bank of America cannot exercise the option unless the merger is not completed and specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving the Corporation and a third party. The Corporation is not aware of any event that has occurred as of the date of this document that would allow Bank of America to exercise the option. The option will expire upon completion of the merger.

The option could have the effect of discouraging a company from trying to acquire the Corporation prior to completion of the merger or termination of the Merger Agreement. Upon the occurrence of certain triggering events, the Corporation may be required to repurchase the option and any shares of the Corporation’s common stock purchased under the option at a predetermined price, or Bank of America may choose to surrender the option to the Corporation for a cash payment of $1.0559 billion. In no event will the total profit received by Bank of America with respect to this option exceed $1.4078 billion.

Acquisition

On May 2, 2005, the Corporation purchased Nexstar Financial Corporation ("Nexstar"). The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of approximately $150 million. The purchase price allocation is preliminary pending receipt of valuations of certain assets and liabilities assumed. The Corporation has engaged an outside vendor to assist with these valuations. The results of operations of Nexstar have been included in the Corporation’s consolidated financial statements since the acquisition date. The acquisition of Nexstar was not significant to the Corporation's results of operations for the three or six months ended June 30, 2005.

Nexstar is a mortgage services company that provides lending services in several different product lines that are new for the Corporation. Its services include underwriting and fulfillment activities, as well as mortgage origination functions and services. The acquisition of Nexstar reflects the continuing efforts of the Corporation to diversify into other businesses.

Note O: Subsequent Events

On August 1, 2005, MBNA Europe acquired Marlin House Holdings Limited (“Marlin House”). Marlin House, through its principal subsidiary Loans.co.uk Limited ("Loans.co.uk"), provides loans secured by residential property, which are funded through third-party lenders. Typical Customers use the loans to consolidate their existing debt or acquire financing for new purchases, such as cars or home improvements.

The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of approximately $200 million. The purchase price allocation is preliminary pending receipt of valuations of certain assets and liabilities assumed. The Corporation has engaged an outside vendor to assist with these valuations. The acquisition of Marlin House is not expected to be significant to the Corporation's results of operations. The acquisition of Marlin House reflects the continuing efforts of the Corporation to diversify into other businesses.

ITEM 2.
MBNA CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of MBNA Corporation. It should be read in conjunction with the consolidated financial statements, notes, and tables included in this report

Introduction and Overview

MBNA Corporation (the "Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("MBNA America"), a national bank and the Corporation's principal subsidiary. The Corporation's primary business is providing its Customers the ability to have what they need today and pay for it out of future income by lending money through its credit card and other loan products. Through MBNA America, the Corporation is the largest independent credit card lender in the world and is the leading issuer of credit cards through endorsed marketing. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, mortgage loans, aircraft loans, and other specialty lending products to consumers, and commercial loans, which include business card products and other specialty lending products to small businesses. The Corporation also offers insurance and deposit products.

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

Executive Summary:

Factors affecting the Corporation's results for the second quarter of 2005, as compared to the second quarter of 2004, included a reduction in managed loans outstanding, a lower managed net interest margin, lower total other operating income, improved asset quality trends, higher expenses, the continued impact of the restructuring charge announced during the first quarter of 2005, the share repurchase program, and other items discussed throughout this report. The Corporation attempts to achieve its net income and other objectives by balancing these and other factors.

Highlights for the quarter:

• Loan receivables increased by $1.8 billion to $32.3 billion and managed loans decreased by $794.3 million to $117.4 billion, as compared to June 30, 2004. Management believes that managed loans decreased in 2005 because the Corporation offered less 0% promotional rate offers on U.S. credit card accounts. Also, managed loans outstanding were affected by higher payment volumes from U.S. Credit Card Customers and slower revolving consumer credit growth in the U.S. over the past two to three years. Lastly, managed loans were negatively impacted by the strengthening of the U.S. dollar against foreign currencies during the second quarter of 2005. See "Loan Receivables" for a discussion of the income earned on loan receivables, "Total Other Operating Income—Securitization Income" for a discussion of the income earned on securitized loans, and "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results" for a discussion of the income earned on managed loans.

• The net interest margin increased 39 basis points to 5.48% and the managed net interest margin declined 18 basis points to 7.74% for the three months ended June 30, 2005, as compared to the same period in 2004. See "Net Interest Income—Net Interest Margin" for a discussion of the net interest margin, "Total Other Operating Income—Securitization Income" for a discussion of the net interest margin earned on securitized loans, and "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results" for a discussion of the managed net interest margin.

• Total other operating income decreased by $68.2 million to $1.9 billion for the three months ended June 30, 2005, as compared to the same period in 2004, as a result of the quarterly revaluation of the Corporation’s interest-only strip receivable, which resulted in a loss of $105.5 million, primarily as a result of increases in projected loan repayment rates and decreases in the projected excess spreads. See "Total Other Operating Income" for a discussion of total other operating income.

• Based on improving asset quality trends, the provision for possible credit losses in the second quarter of 2005 was $78.8 million lower than in the second quarter of 2004. Net credit losses on loan receivables declined 108 basis points to 3.52% and net credit losses on managed loans declined 35 basis points to 4.60% for the second quarter of 2005, as compared to the same period in 2004. See "Loan Quality—Net Credit Losses" for a discussion of net credit losses.

• In connection with the restructuring plan announced during the first quarter of 2005, the Corporation incurred a pre-tax charge in other operating expense of $14.4 million ($14.7 million, net of tax) during the second quarter of 2005.

• Total other operating expense, without the restructuring charge, increased $26.8 million or 2.0% for the three months ended June 30, 2005, as compared to the same period in 2004, as a result of the Corporation’s focus on improved efficiency. See “Total Other Operating Expense” for a discussion of total other operating expense.

• The Corporation repurchased 12.6 million shares of common stock for $250.4 million during the second quarter of 2005 in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s Agreement and Plan of Merger (the "Merger Agreement") with and into Bank of America Corporation ("Bank of America"), the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

• On May 2, 2005, the Corporation purchased Nexstar Financial Corporation (“Nexstar”), a mortgage services company that gives the Corporation a platform to bring its affinity partner franchise to the home equity market.

These items, as well as other factors, are discussed in further detail throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations."

New Developments:

• On June 30, 2005, the Corporation announced a Merger Agreement with and into Bank of America. The Merger Agreement provides for the merger of the Corporation with and into Bank of America. The Merger Agreement has been unanimously approved by the Boards of Directors of both companies, and if the merger is completed, each share of the Corporation’s common stock will be converted into 0.5009 of a share of Bank of America common stock and $4.125 in cash. The completion of the merger is currently anticipated to occur in the fourth quarter of 2005, and is subject to approval of the Corporation’s stockholders, receipt of all requisite governmental approvals (including the approval of the Board of Governors of the Federal Reserve System), and certain other customary conditions.

• On August 1, 2005, MBNA Europe acquired Marlin House Holdings Limited (“Marlin House”). Marlin House, through its principal subsidiary Loans.co.uk Limited ("Loans.co.uk"), provides loans secured by residential property, which are funded through third-party lenders. Typical Customers use the loans to consolidate their existing debt or acquire financing for new purchases, such as cars or home improvements.

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

The development and selection of the critical accounting policies, and the related disclosures, have been reviewed with the Audit Committee of the Corporation’s Board of Directors.

Off-Balance Sheet Asset Securitization

The Corporation uses securitization of its loan principal receivables as one source to meet its funding needs. The Corporation accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“Statement No. 140”), issued by the Financial Accounting Standards Board (“FASB”). When the Corporation securitizes loan principal receivables, the Corporation recognizes a gain on sale and retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive interest and other revenue less certain costs from the trust over the estimated life of the securitized loan principal receivables. The Corporation’s securitization trusts are qualified special-purpose entities as defined by Statement No. 140 that are specifically exempted from the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“Interpretation No. 46(R)”).

The Corporation estimates the fair value of the interest-only strip receivable based on the present value of expected future net revenue flows. Since quoted market prices for the interest-only strip receivable are not available, management uses certain assumptions and estimates in determining the fair value of the interest-only strip receivable. These assumptions and estimates include projections of interest income, certain fees, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest paid to investors in a securitization transaction (“excess spread”). These projections are used to estimate the excess spread to be earned by the Corporation over the estimated life of the securitized loan principal receivables. The other assumptions and estimates used by the Corporation in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at June 30, 2005, reflect management’s judgment as to the expected excess spread to be earned and projected loan payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and projected loan payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates and competitive pressures can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Projected loan payment rates could fluctuate based on general economic conditions and competition from other lenders or other loan products, such as home equity loans. Actual and expected changes in these assumptions may result in future estimates of the excess spread and projected loan payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews prior assumptions and estimates and compares the results to actual trust performance and other factors for the prior period that approximates the average life of the securitized loan receivables. Based on this review and the Corporation’s current assumptions and estimates for future periods, the Corporation adjusts as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If the assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or projected loan payment rates, the Corporation’s financial condition and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $195 million in the value of the total interest-only strip receivable at June 30, 2005, and a related change in securitization income.

“Note I: Off-Balance Sheet Asset Securitization” to the consolidated financial statements provides further detail regarding the Corporation’s assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

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

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $100 million in the reserve for possible credit losses and a related change in the provision for possible credit losses at June 30, 2005.

“Loan Quality” provides further detail regarding the Corporation’s reserve for possible credit losses.

Intangible Assets and Goodwill

The Corporation’s intangible assets are primarily comprised of purchased credit card relationships (“PCCRs”), which are carried at net book value. The Corporation records PCCRs as part of the acquisition of credit card and business card loans and the corresponding Customer relationships. PCCRs are amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit. PCCRs are amortized using an accelerated method based upon the projected cash flows the Corporation will receive from the Customer relationships during the estimated useful lives of the PCCRs.

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

The estimated undiscounted cash flows of acquired Customer credit card and business card relationships exceeds the $3.0 billion net book value of the Corporation’s PCCRs at June 30, 2005 by approximately $3.2 billion. If the active account attrition rates for all acquired portfolios in the twelve month period following June 30, 2005, were to be 10 percentage points higher than the rates assumed by management when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts by approximately $2.6 billion, and no material impairment would result on any individual PCCR.

In addition to PCCRs, the Corporation has other purchased relationships, goodwill, and a benefit plan intangible asset. The other purchased relationships relate primarily to the Corporation’s broker relationships acquired in the first quarter of 2004 as a result of the Premium Credit Limited (“PCL”) acquisition. Other purchased relationships are carried at net book value and are amortized over the period the assets are expected to contribute to the cash flows of the Corporation. The Corporation’s other purchased relationships are subject to impairment tests in accordance with Statement No. 144. Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Corporation’s goodwill is not amortized, but rather is subject to an annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

There were no impairment write-downs of intangible assets during the six months ended June 30, 2005.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest on securitized loans, which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of the estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans could have resulted in a change totaling approximately $67 million in interest income and other operating income at June 30, 2005.

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

If management had made different assumptions about uncollectible interest and fees on its loan receivables and its securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $30 million in interest income and other operating income at June 30, 2005.

Restructuring Charge

Net income for the three and six months ended June 30, 2005 included a restructuring charge of $14.4 million pre-tax ($14.7 million net of tax) and $782.0 million pre-tax ($497.0 million net of tax) or $.01 and $.39 per common share - assuming dilution, respectively. In this report, various items are presented excluding the restructuring charge. Management believes this presentation is useful to investors because the restructuring charge had a material impact on the results of operations for the six months ended June 30, 2005, but not for the six months ended June 30, 2004. As a result, the business factors and trends affecting the Corporation’s results for these periods, in certain cases, are better analyzed without the impact of the restructuring charge.

Earnings Summary

Net income for the three months ended June 30, 2005 decreased to $632.1 million or $.50 per common share as compared to $660.3 million or $.51 per common share for the same period in 2004. Net income for the six months ended June 30, 2005 decreased to $663.9 million or $.51 per common share as compared to $1.2 billion or $.90 per common share for the same period in 2004. Net income for the six months ended June 30, 2005 included the restructuring charge of $782.0 million pre-tax ($497.0 million net of tax) or $.39 per common share. Excluding the restructuring charge, net income for the six months ended June 30, 2005 would have been $1.2 billion or $.90 per common share. All earnings per common share amounts are presented assuming dilution.

Table 1 reconciles the Corporation’s earnings per common share to earnings per common share excluding the restructuring charge.

Table 1: Reconciliation of Earnings Per Common Share to Earnings Per Common Share Excluding the Restructuring Charge
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2005

Earnings Per Common Share

Income before income taxes	$999,555	$1,034,074
Applicable income taxes	367,409	370,198
Net income	632,146	663,876
Less: preferred stock dividend requirements	3,516	7,032
Net income applicable to common stock	$628,630	$656,844
Weighted average common shares outstanding (000)	1,260,485	1,268,420
Earnings per common share	$.50	$.52

Earnings Per Common Share—Assuming Dilution

Income before income taxes	$999,555	$1,034,074
Applicable income taxes	367,409	370,198
Net income	632,146	663,876
Less: preferred stock dividend requirements	3,516	7,032
Net income applicable to common stock	$628,630	$656,844
Weighted average common shares outstanding and common stock equivalents (000)	1,268,034	1,280,022
Earnings per common share—assuming dilution	$.50	$.51

Restructuring Charge Impact

Pre-tax restructuring charge	$14,377	$781,998
Applicable income taxes	(310)	284,983
Restructuring charge, net of tax	$14,687	$497,015

Earnings Per Common Share Excluding the Restructuring Charge

Earnings Per Common Share

Income before income taxes	$1,013,932	$1,816,072
Applicable income taxes	367,099	655,181
Net income	646,833	1,160,891
Less: preferred stock dividend requirements	3,516	7,032
Net income applicable to common stock	$643,317	$1,153,859
Weighted average common shares outstanding (000)	1,260,485	1,268,420
Earnings per common share	$.51	$.91

Earnings Per Common Share—Assuming Dilution

Income before income taxes	$1,013,932	$1,816,072
Applicable income taxes	367,099	655,181
Net income	646,833	1,160,891
Less: preferred stock dividend requirements	3,516	7,032
Net income applicable to common stock	$643,317	$1,153,859
Weighted average common shares outstanding and common stock equivalents (000)	1,268,034	1,280,022
Earnings per common share—assuming dilution	$.51	$.90

Earnings for the three and six months ended June 30, 2005 were relatively unchanged, compared to the same period in 2004, excluding the restructuring charge, primarily as a result of an increase in net interest income and a decrease in the provision for possible credit losses, offset by a decrease in other operating income and an increase in the effective income tax rate.

Table 2 summarizes the Corporation’s consolidated statements of income, which has been derived from the consolidated financial statements, for the three and six months ended June 30, 2005 and 2004.

Table 2: Summarized Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Total interest income	$1,084,803	$967,589	$2,153,760	$2,000,694
Total interest expense	430,890	373,344	833,733	738,644
Net interest income	653,913	594,245	1,320,027	1,262,050
Provision for possible credit losses	172,741	251,557	459,969	616,718
Net interest income after provision for possible credit losses	481,172	342,688	860,058	645,332

Total other operating income	1,931,393	1,999,620	3,713,728	3,942,152
Total other operating expense	1,413,010	1,371,866	3,539,712	2,813,784
Income before income taxes	999,555	970,442	1,034,074	1,773,700
Applicable income taxes	367,409	310,107	370,198	593,657
Net income	$632,146	$660,335	$663,876	$1,180,043

Earnings per common share	$.50	$.51	$.52	$.92
Earnings per common share—assuming dilution	.50	.51	.51	.90
Dividends per common share	.14	.12	.28	.24

Ending loan receivables increased $1.8 billion or 6.0% at June 30, 2005, as compared to June 30, 2004. Total managed loans decreased $794.3 million at June 30, 2005, as compared to June 30, 2004. Average loan receivables increased $1.5 billion or 5.2% and $469.7 million or 1.5% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. Total average managed loans decreased $451.1 million and $104.9 million for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively.

Table 3 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 3: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)

	June 30,
	2005	2004
At Period End:
Loan receivables	$32,326,796	$30,496,970
Securitized loans	85,088,774	87,712,921
Total managed loans	$117,415,570	$118,209,891

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Average for the Period:
Loan receivables	$31,073,912	$29,550,080	$31,404,797	$30,935,054
Securitized loans	85,577,403	87,552,295	85,939,227	86,513,919
Total managed loans	$116,651,315	$117,102,375	$117,344,024	$117,448,973

Interest income increased $117.2 million or 12.1% and $153.1 million or 7.7% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. Interest expense increased $57.5 million or 15.4% and $95.1 million or 12.9% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. These increases in interest income and interest expense primarily reflect increases in overall market rates.

The provision for possible credit losses decreased $78.8 million or 31.3% and $156.7 million or 25.4% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. The decrease in the provision for possible credit losses was based on improving asset quality trends, enhanced collection strategies, and an improved economy.

The net credit loss ratio on loan receivables for the three and six months ended June 30, 2005 was 3.52% and 3.76%, respectively. The net credit loss ratio on managed loans for the three and six months ended June 30, 2005 was 4.60% and 4.54%, respectively. Delinquency on loan receivables and managed loans at June 30, 2005 was 2.71% and 3.98%, respectively. See “Loan Quality—Net Credit Losses” for further detail regarding net credit losses. Refer to Table 19 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three and six months ended June 30, 2005. See “Loan Quality—Delinquencies” for further detail regarding delinquencies. Refer to Table 14 for a reconciliation of the loan receivables delinquency ratio to the managed delinquency ratio at June 30, 2005.

Other operating income decreased $68.2 million or 3.4% and $228.4 million or 5.8% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. This decrease was primarily the result of the net loss from securitization activity of $105.5 million and $312.1 million caused by the net revaluation of the interest-only strip receivable for the three and six months ended June 30, 2005, as compared to a net loss of $26.8 million and $48.7 million for the same periods in 2004, respectively.

Other operating expense increased $41.1 million or 3.0% and $725.9 million or 25.8% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. Excluding the restructuring charge, other operating expense for the six months ended June 30, 2005 would have decreased $56.1 million or 2.0%, as compared to the same period in 2004.

The Corporation’s applicable income taxes increased $57.3 million or 18.5% for the three months ended June 30, 2005 and decreased $223.5 million or 37.6% for the six months ended June 30, 2005, as compared to the same periods in 2004. These amounts represent an effective tax rate of 36.8% and 35.8% for the three and six months ended June 30, 2005, respectively, as compared to 32.0% and 33.5% for the same periods in 2004.

Table 4 reconciles the Corporation’s other operating expense to other operating expense excluding the restructuring charge.

Table 4: Reconciliation of Other Operating Expense to Other Operating Expense Excluding the Restructuring Charge
(dollars in thousands) (unaudited)
	For the Three Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2005

Other operating expense	$1,413,010	$3,539,712
Impact of the restructuring charge	14,377	781,998
Other operating expense excluding the restructuring charge	$1,398,633	$2,757,714

The Corporation’s return on average total assets for the three and six months ended June 30, 2005, was 4.14% and 2.18%, as compared to 4.40% and 3.93% for the same periods in 2004, respectively. Excluding the restructuring charge, the Corporation’s return on average total assets for the three and six months ended June 30, 2005 would have been 4.22% and 3.81%, respectively. The Corporation’s return on average stockholders’ equity was 19.65% and 10.12% for the three and six months ended June 30, 2005, as compared to 22.56% and 19.95% for the same periods in 2004, respectively. Excluding the restructuring charge, the Corporation’s return on average stockholders’ equity for the three and six months ended June 30, 2005 would have been 19.39% and 17.34%, respectively.

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
(dollars in thousands) (unaudited)

For the Three Months Ended June 30, 2005	Average Balance	Ratio	Net Income
Return on Average Total Assets
Return on average total assets	$61,296,671	4.14%	$632,146
Impact of the restructuring charge	187,629		14,687
Return on average total assets excluding the restructuring charge	$61,484,300	4.22	$646,833

Return on Average Stockholders’ Equity
Return on average stockholders’ equity	$12,905,151	19.65	$632,146
Impact of the restructuring charge	474,761		14,687
Return on average stockholders' equity excluding the restructuring charge	$13,379,912	19.39	$646,833

For the Six Months Ended June 30, 2005
Return on Average Total Assets
Return on average total assets	$61,376,125	2.18	$663,876
Impact of the restructuring charge	94,765		497,015
Return on average total assets excluding the restructuring charge	$61,470,890	3.81	$1,160,891

Return on Average Stockholders’ Equity
Return on average stockholders’ equity	$13,227,083	10.12	$663,876
Impact of the restructuring charge	272,669		497,015
Return on average stockholders’ equity excluding the restructuring charge	$13,499,752	17.34	$1,160,891

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

Net interest income, on a fully taxable equivalent basis, increased $59.9 million or 10.1% and $58.3 million or 4.6% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively.

Average Interest-Earning Assets

Average interest-earning assets increased $859.9 million or 1.8% for the three months ended June 30, 2005, from the same period in 2004. The increase in average interest-earning assets was primarily the result of an increase in average investment securities of $1.8 billion and average loan receivables of $1.5 billion partially offset by a decrease in average money market instruments of $2.1 billion. The yield on average interest-earning assets increased 82 basis points for the three months ended June 30, 2005, from the same period in 2004. The increase in the yield earned on average interest-earning assets was primarily the result of the increase in the yield earned on average investment securities and money market instruments and average loan receivables.

Average interest-earning assets increased $951.5 million or 2.0% for the six months ended June 30, 2005, from the same period in 2004. The increase in average interest-earning assets was primarily the result of an increase in average investment securities of $1.9 billion and an increase in average loan receivables of $469.7 million partially offset by a decrease in average money market instruments of $1.3 billion. The yield on average interest-earning assets increased 49 basis points for the six months ended June 30, 2005, from the same period in 2004. The increase in the yield earned on average interest-earning assets was primarily the result of the increase in the yield earned on average investment securities and money market instruments and average loan receivables.

Average Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $516.3 million or 1.2% for the three months ended June 30, 2005, from the same period in 2004. The decrease in average interest-bearing liabilities was a result of a decrease of $929.3 million in average interest-bearing deposits partially offset by an increase of $413.0 million in average borrowed funds. The increase in the rate paid on average interest-bearing liabilities of 58 basis points for the three months ended June 30, 2005, from the same period in 2004, was primarily the result of the increase in the rate paid on average borrowed funds and average interest-bearing deposits.

Average interest-bearing liabilities decreased $739.1 million or 1.7% for the six months ended June 30, 2005, from the same period in 2004. The decrease in average interest-bearing liabilities was a result of a decrease of $866.3 million in average interest-bearing deposits partially offset by an increase of $127.2 million in average borrowed funds. The increase in the rate paid on average interest-bearing liabilities of 52 basis points for the six months ended June 30, 2005, from the same period in 2004, was primarily the result of the increase in the rate paid on average borrowed funds and average interest-bearing deposits.

Net Interest Margin

The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The Corporation’s net interest margin, on a fully taxable equivalent basis, increased 39 basis points and 15 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively, primarily as a result of the Corporation’s net interest income growing at a faster rate than its average interest-earning assets.

See “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio.

Tables 6 and 7 provide further detail regarding the Corporation’s average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three and six months ended June 30, 2005 and 2004.

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$152,115	1.99%	$753	$114,347.72%		$206
Foreign	5,163,565	3.54	45,618	5,295,985	1.76	23,145
Total interest-earning time deposits in other banks	5,315,680	3.50	46,371	5,410,332	1.74	23,351
Federal funds sold	567,967	2.93	4,152	2,623,209	1.01	6,595
Total money market instruments	5,883,647	3.44	50,523	8,033,541	1.50	29,946
Investment securities (a):
Domestic:
Taxable	6,526,459	3.08	50,142	4,652,003	1.97	22,765
Tax-exempt (b)	109,544	4.32	1,180	112,432	2.05	574
Total domestic investment securities	6,636,003	3.10	51,322	4,764,435	1.97	23,339
Foreign	441,955	3.86	4,256	524,710	4.06	5,300
Total investment securities	7,077,958	3.15	55,578	5,289,145	2.18	28,639
Other interest-earning assets (a)	3,821,739	8.90	84,826	4,124,561	7.65	78,501
Loan receivables:
Domestic:
Credit card	9,619,227	12.45	298,593	13,015,494	11.34	367,052
Other consumer	6,849,492	13.07	223,159	5,483,408	13.58	185,077
Commercial	3,008,640	8.66	64,940	2,339,889	8.13	47,295
Total domestic loan receivables	19,477,359	12.08	586,692	20,838,791	11.57	599,424
Foreign:
Credit card	7,193,309	11.58	207,727	4,619,754	12.12	139,196
Other consumer	3,216,525	9.11	73,038	3,007,709	9.35	69,894
Commercial	1,186,719	9.08	26,857	1,083,826	8.24	22,214
Total foreign loan receivables	11,596,553	10.64	307,622	8,711,289	10.68	231,304
Total loan receivables	31,073,912	11.54	894,314	29,550,080	11.31	830,728
Total interest-earning assets	47,857,256	9.10	1,085,241	46,997,327	8.28	967,814
Cash and due from banks	966,689			946,238
Premises and equipment, net	2,638,262			2,697,104
Other assets	10,950,360			11,012,674
Reserve for possible credit losses	(1,115,896)			(1,257,911)
Total assets	$61,296,671			$60,395,432

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,492,521	3.89%	$198,748	$20,918,884	4.01%	$208,374
Money market deposit accounts	6,296,611	2.77	43,476	7,684,142	1.59	30,298
Interest-bearing transaction accounts	37,874	2.02	191	50,642.86		108
Savings accounts	65,185	2.90	471	49,783	1.02	126
Total domestic interest- bearing deposits	26,892,191	3.62	242,886	28,703,451	3.35	238,906
Foreign:
Time deposits	1,305,478	4.13	13,433	423,545	2.14	2,254
Total interest-bearing deposits	28,197,669	3.65	256,319	29,126,996	3.33	241,160
Borrowed funds:
Short-term borrowings:
Domestic	1,014,594	3.77	9,543	901,325	3.51	7,874
Foreign	1,214,748	4.78	14,487	1,107,207	3.97	10,925
Total short-term borrowings	2,229,342	4.32	24,030	2,008,532	3.76	18,799
Long-term debt and bank notes (c):
Domestic	7,993,530	4.41	87,960	7,816,128	2.71	52,705
Foreign	4,044,081	6.21	62,581	4,029,279	6.06	60,680
Total long-term debt and bank notes	12,037,611	5.02	150,541	11,845,407	3.85	113,385
Total borrowed funds	14,266,953	4.91	174,571	13,853,939	3.84	132,184
Total interest-bearing liabilities	42,464,622	4.07	430,890	42,980,935	3.49	373,344
Noninterest-bearing deposits	2,830,342			2,754,803
Other liabilities	3,096,556			2,886,429
Total liabilities	48,391,520			48,622,167
Stockholders' equity	12,905,151			11,773,265
Total liabilities and stockholders' equity	$61,296,671			$60,395,432
Net interest income			$654,351			$594,470
Net interest margin		5.48			5.09
Interest rate spread		5.03			4.79

(a)  Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended June 30, 2005 and 2004 was $438 and $225, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements primarily used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$144,400	1.99%	$1,422	$103,110.69%		$352
Foreign	4,775,664	3.44	81,379	4,495,880	1.87	41,737
Total interest-earning time deposits in other banks	4,920,064	3.39	82,801	4,598,990	1.84	42,089
Federal funds sold	745,254	2.65	9,797	2,316,736	1.01	11,622
Total money market instruments	5,665,318	3.30	92,598	6,915,726	1.56	53,711
Investment securities (a):
Domestic:
Taxable	6,339,242	2.94	92,314	4,494,109	2.04	45,529
Tax-exempt (b)	110,565	3.75	2,055	111,003	2.00	1,102
Total domestic investment securities	6,449,807	2.95	94,369	4,605,112	2.04	46,631
Foreign	516,649	3.88	9,935	480,720	4.06	9,699
Total investment securities	6,966,456	3.02	104,304	5,085,832	2.23	56,330
Other interest-earning assets (a)	3,949,193	8.72	170,688	4,097,670	7.70	156,977
Loan receivables:
Domestic:
Credit card	10,618,254	12.20	642,276	14,163,889	11.38	801,170
Other consumer	6,525,960	13.22	427,671	5,509,481	13.63	373,418
Commercial	2,916,287	8.71	125,897	1,841,416	8.20	75,098
Total domestic loan receivables	20,060,501	12.02	1,195,844	21,514,786	11.68	1,249,686
Foreign:
Credit card	6,989,745	11.39	394,640	5,543,542	11.66	321,328
Other consumer	3,204,189	9.02	143,394	2,937,900	9.08	132,709
Commercial	1,150,362	9.30	53,059	938,826	6.51	30,387
Total foreign loan receivables	11,344,296	10.51	591,093	9,420,268	10.34	484,424
Total loan receivables	31,404,797	11.47	1,786,937	30,935,054	11.27	1,734,110
Total interest-earning assets	47,985,764	9.05	2,154,527	47,034,282	8.56	2,001,128
Cash and due from banks	941,290			935,544
Premises and equipment, net	2,696,257			2,700,261
Other assets	10,856,243			10,990,276
Reserve for possible credit losses	(1,103,429)			(1,241,960)
Total assets	$61,376,125			$60,418,403

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,532,987	3.87%	$394,393	$20,823,994	4.04%	$418,464
Money market deposit accounts	6,405,691	2.50	79,527	7,696,050	1.59	60,733
Interest-bearing transaction accounts	44,351	1.75	384	52,473.86		225
Savings accounts	69,483	2.57	887	62,748	1.02	317
Total domestic interest- bearing deposits	27,052,512	3.54	475,191	28,635,265	3.37	479,739
Foreign:
Time deposits	1,279,415	4.18	26,491	562,973	2.65	7,420
Total interest-bearing deposits	28,331,927	3.57	501,682	29,198,238	3.36	487,159
Borrowed funds:
Short-term borrowings:
Domestic	962,784	3.69	17,635	900,582	3.51	15,714
Foreign	1,118,876	4.93	27,340	1,034,370	3.01	15,476
Total short-term borrowings	2,081,660	4.36	44,975	1,934,952	3.24	31,190
Long-term debt and bank notes (c):
Domestic	7,834,170	4.22	164,120	7,525,358	2.54	95,233
Foreign	3,989,529	6.22	122,956	4,317,878	5.82	125,062
Total long-term debt and bank notes	11,823,699	4.90	287,076	11,843,236	3.74	220,295
Total borrowed funds	13,905,359	4.82	332,051	13,778,188	3.67	251,485
Total interest-bearing liabilities	42,237,286	3.98	833,733	42,976,426	3.46	738,644
Noninterest-bearing deposits	2,749,529			2,567,335
Other liabilities	3,162,227			2,979,000
Total liabilities	48,149,042			48,522,761
Stockholders' equity	13,227,083			11,895,642
Total liabilities and stockholders' equity	$61,376,125			$60,418,403
Net interest income			$1,320,794			$1,262,484
Net interest margin		5.55			5.40
Interest rate spread		5.07			5.10

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the six months ended June 30, 2005 and 2004 was $767 and $434, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements primarily used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 7: Rate-Volume Variance Analysis (a)
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$87	$460	$547
Foreign	(591)	23,064	22,473
Total interest-earning time deposits in other banks	(504)	23,524	23,020
Federal funds sold	(8,034)	5,591	(2,443)
Total money market instruments	(8,538)	29,115	20,577
Investment securities:
Domestic:
Taxable	11,370	16,007	27,377
Tax-exempt	(15)	621	606
Total domestic investment securities	11,355	16,628	27,983
Foreign	(795)	(249)	(1,044)
Total investment securities	10,560	16,379	26,939
Other interest-earning assets	(5,994)	12,319	6,325
Loan receivables:
Domestic:
Credit card	(102,060)	33,601	(68,459)
Other consumer	45,158	(7,076)	38,082
Commercial	14,370	3,275	17,645
Total domestic loan receivables	(42,532)	29,800	(12,732)
Foreign:
Credit card	74,909	(6,378)	68,531
Other consumer	4,911	(1,767)	3,144
Commercial	2,245	2,398	4,643
Total foreign loan receivables	82,065	(5,747)	76,318
Total loan receivables	39,533	24,053	63,586
Total interest income	$35,561	$81,866	$117,427

Table 7: Rate-Volume Variance Analysis (a)-Continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(3,966)	$(5,660)	$(9,626)
Money market deposit accounts	(6,254)	19,432	13,178
Interest-bearing transaction accounts	(33)	116	83
Savings accounts	49	296	345
Total domestic interest-bearing deposits	(10,204)	14,184	3,980
Foreign:
Time deposits	7,726	3,453	11,179
Total interest-bearing deposits	(2,478)	17,637	15,159
Borrowed funds:
Short-term borrowings:
Domestic	1,051	618	1,669
Foreign	1,142	2,420	3,562
Total short-term borrowings	2,193	3,038	5,231
Long-term debt and bank notes:
Domestic	1,228	34,027	35,255
Foreign	245	1,656	1,901
Total long-term debt and bank notes	1,473	35,683	37,156
Total borrowed funds	3,666	38,721	42,387
Total interest expense	1,188	56,358	57,546
Net interest income	$34,373	$25,508	$59,881

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Table 7: Rate-Volume Variance Analysis (a)-Continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$187	$883	$1,070
Foreign	2,739	36,903	39,642
Total interest-earning time deposits in other banks	2,926	37,786	40,712
Federal funds sold	(11,658)	9,833	(1,825)
Total money market instruments	(8,732)	47,619	38,887
Investment securities:
Domestic:
Taxable	22,578	24,207	46,785
Tax-exempt	(4)	957	953
Total domestic investment securities	22,574	25,164	47,738
Foreign	687	(451)	236
Total investment securities	23,261	24,713	47,974
Other interest-earning assets	(5,940)	19,651	13,711
Loan receivables:
Domestic:
Credit card	(213,079)	54,185	(158,894)
Other consumer	66,047	(11,794)	54,253
Commercial	45,970	4,829	50,799
Total domestic loan receivables	(101,062)	47,220	(53,842)
Foreign:
Credit card	81,013	(7,701)	73,312
Other consumer	11,582	(897)	10,685
Commercial	7,822	14,850	22,672
Total foreign loan receivables	100,417	6,252	106,669
Total loan receivables	(645)	53,472	52,827
Total interest income	$7,944	$145,455	$153,399

Table 7: Rate-Volume Variance Analysis (a)-Continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Six Months Ended June 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(6,075)	$(17,996)	$(24,071)
Money market deposit accounts	(11,537)	30,331	18,794
Interest-bearing transaction accounts	(40)	199	159
Savings accounts	37	533	570
Total domestic interest-bearing deposits	(17,615)	13,067	(4,548)
Foreign:
Time deposits	13,145	5,926	19,071
Total interest-bearing deposits	(4,470)	18,993	14,523
Borrowed funds:
Short-term borrowings:
Domestic	1,091	830	1,921
Foreign	1,351	10,513	11,864
Total short-term borrowings	2,442	11,343	13,785
Long-term debt and bank notes:
Domestic	4,043	64,844	68,887
Foreign	(10,019)	7,913	(2,106)
Total long-term debt and bank notes	(5,976)	72,757	66,781
Total borrowed funds	(3,534)	84,100	80,566
Total interest expense	(8,004)	103,093	95,089
Net interest income	$15,948	$42,362	$58,310

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

Interest income on investment securities, on a fully taxable equivalent basis, increased $26.9 million or 94.1% and $48.0 million or 85.2% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest income on investment securities for the three and six months ended June 30, 2005, was primarily the result of an increase of 97 basis points and 79 basis points in the yield earned on average investment securities combined with an increase in average investment securities of $1.8 billion and $1.9 billion for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in the yield earned on average investment securities was primarily attributable to a rising domestic interest rate environment. The increase in average investment securities for the three and six months ended June 30, 2005 was a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities.

Money Market Instruments

Money market instruments include interest-earning time deposits in other banks and federal funds sold.

Interest income on money market instruments increased $20.6 million or 68.7% and $38.9 million or 72.4% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest income on money market instruments was the result of a 194 basis point and 174 basis point increase in the yield earned on average money market instruments for the three and six months ended June 30, 2005, from the same periods in 2004, respectively, which is attributable to a higher short-term interest rate environment. The increase in the yield earned on average money market instruments was partially offset by a decrease of $2.1 billion and $1.6 billion in average federal funds sold for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in average federal funds sold was a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities.

Average investment securities and money market instruments as a percentage of average interest-earning assets were 27.1% and 26.3% for the three and six months ended June 30, 2005, as compared to 28.3% and 25.5% for the same periods in 2004, respectively.

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

Interest income on other interest-earning assets increased $6.3 million or 8.1% and $13.7 million or 8.7% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. The increase in interest income on other interest-earning assets for the three and six months ended June 30, 2005, was primarily the result of a 125 basis point and 102 basis point increase in the yield earned on average other interest-earning assets for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. The increase in the yield earned on average other interest-earning assets was partially offset by a decrease of $302.8 million and $148.5 million in average other interest-earning assets for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. The increase in the yield earned on average other interest-earning assets was primarily the result of the increase in the discount rates used in the valuation of the Corporation’s retained beneficial interests in its securitization transactions. The decrease in average other interest-earning assets was primarily attributable to the decrease in the average balances of the Corporation’s interest-only strip receivable and accrued interest and fees on securitized loans.

Loan Receivables

Interest income generated by the Corporation's loan receivables increased $63.6 million or 7.7% and $52.8 million or 3.0% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest income on loan receivables for the three months ended June 30, 2005, was primarily the result of an increase in average loan receivables of $1.5 billion combined with an increase in the yield earned on average loan receivables of 23 basis points, from the same period in 2004. The increase in interest income on loan receivables for the six months ended June 30, 2005, was primarily the result of an increase of 20 basis points in the yield earned on average loan receivables, as compared to the same period in 2004.

Table 8 presents the Corporation's loan receivables at period end distributed by loan type.

Table 8: Loan Receivables Distribution
(dollars in thousands) (unaudited)

	June 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$10,301,724	$13,918,369
Other consumer	7,078,271	5,838,907
Commercial	3,091,951	2,736,574
Total domestic loan receivables	20,471,946	22,493,850
Foreign:
Credit card	7,521,809	6,772,691
Other consumer	3,157,932	3,266,118
Commercial	1,175,109	1,226,191
Total foreign loan receivables	11,854,850	11,265,000
Total loan receivables	$32,326,796	$33,758,850

Domestic Credit Card Loan Receivables

Domestic credit card loan receivables decreased $3.6 billion or 26.0% at June 30, 2005, from December 31, 2004. The decrease in domestic credit card loan receivables was primarily the result of higher payment volumes from domestic credit card Customers, partially offset by a net decrease in securitized domestic credit card loan principal receivables and domestic credit card acquisitions.

During the six months ended June 30, 2005, the Corporation securitized $2.4 billion of domestic credit card loan receivables, offset by an increase of $3.9 billion in the Corporation’s loan portfolio when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $236.9 million of domestic credit card loan receivables during the six months ended June 30, 2005.

The yield on average domestic credit card loan receivables increased 111 basis points and 82 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase reflects higher rates offered to Customers primarily as a result of the rising interest rate environment. During the third quarter of 2004, the Corporation converted a portion of its managed domestic credit card loans from fixed-rate loans to variable-rate loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly.

Domestic Other Consumer Loan Receivables

Domestic other consumer loan receivables increased $1.2 billion or 21.2% at June 30, 2005, from December 31, 2004. The increase in domestic other consumer loan receivables was primarily a result of the home equity line of credit ("HELOC") portfolio acquisitions of $838.5 million for the six months ended June 30, 2005. The Corporation is now originating and holding HELOCs with favorable credit characteristics. Domestic other consumer loan receivables also benefited from growth in the Corporation’s unsecured domestic other consumer loan receivables.

On May 2, 2005, the Corporation purchased Nexstar, a mortgage services company that gives the Corporation a platform to bring its affinity partner franchise to the home equity market.

The yield on average domestic other consumer loan receivables decreased 51 basis points and 41 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. This decrease is the result of HELOC average loan receivables comprising a greater percentage of average total domestic other consumer loan receivables during the three and six months ended June 30, 2005 as compared to the prior periods in 2004. The Corporation’s HELOC loan receivables yield a lower rate than the Corporation’s unsecured domestic other consumer loan receivables.

The Corporation's domestic other unsecured consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other unsecured consumer loans than on its domestic credit card loans.

Domestic Commercial Loan Receivables

Domestic commercial loan receivables increased $355.4 million or 13.0% at June 30, 2005, from December 31, 2004. The increase in domestic commercial loan receivables was primarily a result of growth in the Corporation’s business card, professional practice financing, and small business loan receivables.

The yield on average domestic commercial loan receivables increased 53 basis points and 51 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively.

Foreign Credit Card Loan Receivables

Foreign credit card loan receivables increased $749.1 million or 11.1% at June 30, 2005, from December 31, 2004. The increase in foreign credit card loan receivables was primarily the result of originations through marketing programs combined with a net decrease in securitized foreign credit card loan principal receivables and foreign credit card acquisitions. These items were partially offset by the weakening of foreign currencies against the U.S. dollar.

During the six months ended June 30, 2005, the Corporation’s foreign credit card loan receivables increased $480.5 million when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan receivables. The Corporation did not enter into any new securitization transactions of foreign credit card loan receivables during the six months ended June 30, 2005. The Corporation acquired $210.9 million in foreign credit card loan receivables during the six months ended June 30, 2005. These increases were partially offset by the weakening of foreign currencies against the U.S. dollar, which decreased foreign credit card loan receivables by $540.8 million for the six months ended June 30, 2005.

The yield on average foreign credit card loan receivables decreased 54 basis points and 27 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in the yield on average foreign credit card loan receivables primarily reflects lower average interest rates offered to attract and retain Customers and to grow loan receivables.

Foreign Other Consumer Loan Receivables

Foreign other consumer loan receivables decreased $108.2 million or 3.3% at June 30, 2005, from December 31, 2004. The decrease in foreign other consumer loan receivables was primarily a result of the weakening of foreign currencies against the U.S. dollar, which decreased foreign other consumer loan receivables by $229.5 million for the six months ended June 30, 2005.

The yield on average foreign other consumer loan receivables decreased 24 basis points and 6 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively.

Foreign Commercial Loan Receivables

Foreign commercial loan receivables decreased $51.1 million or 4.2% at June 30, 2005, from December 31, 2004. The decrease in foreign commercial loan receivables was primarily a result of the weakening of foreign currencies against the U.S. dollar. The weakening of foreign currencies decreased foreign commercial loan receivables by $89.5 million for the six months ended June 30, 2005.

The yield on average foreign commercial loan receivables increased 84 basis points and 279 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in the yield earned on foreign commercial loan receivables for the six months ended June 30, 2005, was primarily the result of the PCL acquisition that occurred in first quarter of 2004. At June 30, 2004, PCL had not been fully integrated into the Corporation’s operations and results thereof, which reduced the yield for the six months ended June 30, 2004.

Premises and Equipment

Premises and equipment decreased $204.6 million or 7.3% at June 30, 2005, from December 31, 2004. The decrease in premises and equipment was primarily related to the planned disposition of fixed assets as part of the Corporation’s restructuring plan, implemented in the first quarter of 2005.

“Note M: Restructuring Charge” to the consolidated financial statements provides further detail on the restructuring plan.

Accrued Income Receivable

Accrued income receivable decreased $50.3 million or 12.7% at June 30, 2005, from December 31, 2004. The decrease in accrued income receivable was primarily due to a decrease in accrued insurance receivable, a decrease in the accrued interest income on loan receivables, and a decrease in accrued income receivable on interest rate swap agreements. These decreases were partially offset by an increase in accrued income receivable on investment securities and money market instruments.

Accounts Receivable from Securitization

Accounts receivable from securitization increased $1.1 billion or 13.3% at June 30, 2005, from December 31, 2004. The increase in accounts receivable from securitization was primarily related to an increase in accumulated investor interest with principal collections being accumulated to repay maturing transactions on their scheduled payment date, partially offset by a decrease in the interest-only strip receivable.

Table 9 presents the components of accounts receivable from securitization.

Table 9: Accounts Receivable from Securitization
(dollars in thousands) (unaudited)

	June 30, 2005	December 31, 2004
Sale of new loan principal receivables (a)	$4,187,129	$2,767,607
Accrued interest and fees on securitized loans	1,877,432	1,945,331
Interest-only strip receivable	976,873	1,292,765
Accrued servicing fees	850,146	900,012
Cash reserve accounts	702,898	720,702
Other subordinated retained interests	562,053	593,037
Other	412,671	224,395
Total accounts receivable from securitization	$9,569,202	$8,443,849

(a) Balance comprised of allocated principal collections and accumulated investor interest.

Prepaid Expenses and Deferred Charges

Prepaid expenses and deferred charges decreased $94.9 million or 21.6% at June 30, 2005, from December 31, 2004. The decrease in prepaid expenses and deferred charges was primarily the result of a decrease to prepaid employee benefit plan costs due to the restructuring plan, implemented in the first quarter of 2005, combined with a decrease in royalties advanced to endorsing organizations, and a decrease in the amount of credit card deferred loan origination costs.

“Note M: Restructuring Charge” to the consolidated financial statements provides further detail on the restructuring plan.

Other Assets

Other assets increased $282.5 million or 16.0% at June 30, 2005, from December 31, 2004. The increase in other assets was primarily related to an increase in the Corporation’s net deferred tax assets, combined with an increase to the cash surrender value of the corporate owned life insurance policies, and the planned disposition of fixed assets as part of the Corporation’s restructuring plan which are included in other assets, implemented in the first quarter of 2005.

Interest-Bearing Deposits

Total interest expense on deposits increased $15.2 million or 6.3% and $14.5 million or 3.0% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on deposits was the result of an increase of 32 basis points and 21 basis points in the rate paid on average interest-bearing deposits, partially offset by a decrease of $929.3 million and $866.3 million in average interest-bearing deposits for the three and six months ended June 30, 2005, respectively.

Interest expense on domestic time deposits decreased $9.6 million or 4.6% and $24.1 million or 5.8% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in interest expense on domestic time deposits was primarily the result of a decrease of 12 basis points and 17 basis points in the rate paid on average domestic time deposits, combined with a decrease of $426.4 million and $291.0 million in average domestic time deposits for the three and six months ended June 30, 2005, respectively.

The decrease in the rate paid on average domestic time deposits reflects actions by the Federal Open Market Committee (“FOMC”) from 2001 through 2003 that decreased overall market interest rates and decreased the Corporation’s funding costs. The Corporation’s domestic time deposits are primarily fixed-rate deposits with maturities that range from three months to five years. Therefore, the Corporation continued to realize the benefits of the 2001 through 2003 decreases in market interest rates on domestic time deposits during 2005. Similarly, the average rates paid on domestic time deposits for 2004 and 2005 were not significantly affected by the actions of the FOMC during 2004 and 2005 that increased overall market interest rates.

Interest expense on domestic money market deposits increased $13.2 million or 43.5% and $18.8 million or 30.9% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on domestic money market deposits was a result of an increase of 118 basis points and 91 basis points in the rate paid on average domestic money market deposits, partially offset by a decrease of $1.4 billion and $1.3 billion in average domestic money market deposits for the three and six months ended June 30, 2005, respectively. The increase in the rate paid on average domestic money market instruments reflects actions by the FOMC during 2004 and 2005 that increased overall market interest rates.

Interest expense on foreign time deposits increased $11.2 million and $19.1 million for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on foreign time deposits was primarily the result of an increase of $881.9 million and $716.4 million in average foreign time deposits, combined with an increase of 199 basis points and 153 basis points in the rate paid on average foreign time deposits for the three and six months ended June 30, 2005, respectively. The increase in average foreign time deposits was primarily due to the marketing of retail deposits in the U.K., which began in the second quarter of 2004.

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

Interest expense on short-term borrowings increased $5.2 million or 27.8% and $13.8 million or 44.2% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on short-term borrowings, was primarily the result of an increase of 56 basis points and 112 basis points in the rate paid on average short-term borrowings, combined with an increase of $220.8 million and $146.7 million in average short-term borrowings for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.

Domestic Short-Term Borrowings

Interest expense on domestic short-term borrowings increased $1.7 million or 21.2% and $1.9 million or 12.2% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on domestic short-term borrowings was primarily the result of an increase of $113.3 million and $62.2 million in average domestic short-term borrowings, combined with an increase of 26 basis points and 18 basis points in the rate paid on average domestic short-term borrowings for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.

Foreign Short-Term Borrowings

Interest expense on foreign short-term borrowings increased $3.6 million or 32.6% and $11.9 million or 76.7% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on foreign short-term borrowings was primarily the result of an increase of 81 basis points and 192 basis points in the rate paid on average foreign short-term borrowings, combined with an increase of $107.5 million and $84.5 million in average foreign short-term borrowings for the three and six months ended June 30, 2005, respectively. The increase in the rate paid on average foreign short-term borrowings was primarily the result of a higher short-term interest rate environment. In addition, at June 30, 2004, PCL had not been fully integrated into the Corporation’s operations and results thereof, which reduced the rate on average short-term borrowings for the six months ended June 30, 2004.

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

Interest expense on long-term debt and bank notes increased $37.2 million or 32.8% and $66.8 million or 30.3% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on long-term debt and bank notes was primarily the result of an increase of 117 basis points and 116 basis points in the rate paid on average long-term debt and bank notes for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.

Domestic Long-Term Debt and Bank Notes

Interest expense on domestic long-term debt and bank notes increased $35.3 million or 66.9% and $68.9 million or 72.3% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on domestic long-term debt and bank notes was primarily a result of an increase of 170 basis points and 168 basis points in the rate paid on average domestic long-term debt and bank notes, for the three and six months ended June 30, 2005 from the same periods in 2004, respectively. The increase in the rate paid on domestic long-term debt and bank notes was due to actions by the FOMC in 2004 and 2005 that increased overall market interest rates.

Foreign Long-Term Debt and Bank Notes

Interest expense on foreign long-term debt and bank notes increased $1.9 million or 3.1% for the three months ended June 30, 2005, from the same period in 2004. The increase in interest expense on foreign long-term debt and bank notes was primarily the result of an increase of 15 basis points in the rate paid on average foreign long-term debt and bank notes for the three months ended June 30, 2005, from the same period in 2004.

Interest expense on foreign long-term debt and bank notes decreased $2.1 million or 1.7% for the six months ended June 30, 2005, from the same period in 2004. The decrease in interest expense on foreign long-term debt and bank notes was primarily the result of a decrease of $328.3 million in average foreign long-term debt and bank notes, partially offset by an increase of 40 basis points in the rate paid on average foreign long-term debt and bank notes for the six months ended June 30, 2005, from the same period in 2004.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income decreased $248.9 million or 37.5% at June 30, 2005, from December 31, 2004. The decrease was primarily attributable to a decrease in foreign currency translation resulting from the strengthening of the U.S. dollar against foreign currencies. See “Note K: Comprehensive Income” to the consolidated financial statements for further details.

Total Other Operating Income

Total other operating income includes securitization income, interchange income, loan fees, insurance income, and other income. Total other operating income decreased $68.2 million or 3.4% and $228.4 million or 5.8% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively.

Table 10 presents the components of total other operating income.

Table 10: Components of Total Other Operating Income
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Securitization income:
Excess servicing fees (a)	$1,238,644	$1,249,661	$2,429,462	$2,434,696
Loan servicing fees (a)	409,740	419,777	821,010	825,225
Gain from the sale of loan principal receivables for new securitizations (b)	9,641	35,319	9,641	60,453
Net revaluation of interest-only strip receivable (b)	(115,176)	(62,124)	(321,792)	(109,199)
Total securitization income	1,542,849	1,642,633	2,938,321	3,211,175
Interchange income	111,668	103,796	217,341	205,369
Credit card loan fees	113,884	117,376	235,278	264,220
Other consumer loan fees	56,042	43,764	102,181	77,018
Commercial loan fees	20,975	16,572	41,141	32,927
Insurance income	55,868	45,229	116,003	98,126
Other	30,107	30,250	63,463	53,317
Total other operating income	$1,931,393	$1,999,620	$3,713,728	$3,942,152

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

Securitization income decreased $99.8 million or 6.1% and $272.9 million or 8.5% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The components of securitization income are discussed separately below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. These items are discussed below.

Table 11 provides further detail regarding total excess servicing fees.

Table 11: Components of Total Excess Servicing Fees
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Interest income on securitized loans	$2,590,045	$2,402,557	$5,103,028	$4,794,295
Interest expense on securitized loans	(742,154)	(428,261)	(1,411,729)	(851,975)
Net interest income on securitized loans	1,847,891	1,974,296	3,691,299	3,942,320
Other fee income on securitized loans	869,245	803,911	1,633,441	1,537,391
Net credit losses on securitized loans	(1,068,752)	(1,108,769)	(2,074,268)	(2,219,790)
Total securitization servicing fees	1,648,384	1,669,438	3,250,472	3,259,921
Loan servicing fees	(409,740)	(419,777)	(821,010)	(825,225)
Total excess servicing fees	$1,238,644	$1,249,661	$2,429,462	$2,434,696

Excess Servicing Fees

Excess servicing fees decreased $11.0 million and $5.2 million for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease for the three and six months ended June 30, 2005 was primarily the result of an increase in interest expense on securitized loans, partially offset by a increase in interest and other fee income on securitized loans, combined with a decrease in net credit losses on securitized loans.

The net interest income earned on securitized loans decreased by $126.4 million or 6.4% and $251.0 million or 6.4% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. Securitized net interest income was affected by the net interest margin on securitized interest-earning assets. The net interest margin on securitized interest-earning assets decreased to 9.06% and 9.07% for the three and six months ended June 30, 2005, as compared to 9.51% and 9.61% for the same periods in 2004, respectively. The securitized net interest margin represents net interest income on securitized loans for the period expressed as a percentage of average securitized interest-earning assets. The decrease in the net interest margin on securitized interest-earning assets for the three and six months ended June 30, 2005 was primarily a result of the decrease in the interest rate spread between securitized interest-earning assets and securitized interest-bearing liabilities. Refer to “Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for a reconciliation of the Corporation’s net interest margin on securitized interest-earning assets to the net interest margin.

Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation's securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 12.53% and 12.37% for the three and six months ended June 30, 2005, as compared to 11.39% and 11.50% for the same periods in 2004, respectively. The increase in the yield earned on average securitized loans reflects higher interest rates offered to Customers, combined with a decrease in the amount of 0% promotional rate offers. The average interest rate paid to investors in the Corporation’s average securitization transactions was 3.54% and 3.37% for the three and six months ended June 30, 2005, as compared to 2.00% and 2.02% for the same periods in 2004, respectively. The interest rate paid to investors generally resets on a monthly basis. The increase in the average interest rate paid to investors for the three and six months ended June 30, 2005, from the same periods in 2004, reflects actions by the FOMC in 2004 and 2005 that increased overall market interest rates. Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for the calculation of the yield on average securitized loans and the yield on average loan receivables. Refer to “Loan Receivables” for a discussion of the yield on average loan receivables. The interest rate paid on the Corporation’s average net interest-bearing liabilities is discussed under “Interest-Bearing Deposits” and “Borrowed Funds.” Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for a reconciliation of the average interest rate paid to investors in the Corporation’s securitization transactions to the average interest rate of net-interest bearing liabilities.

Other fee income generated by securitized loans increased $65.3 million or 8.1% and $96.1 million or 6.2% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively, primarily as a result of an increase in interchange due to higher sales volume.

Securitized net credit losses decreased $40.0 million or 3.6% and $145.5 million or 6.6% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The charge-off rate on securitized loans decreased by 7 basis points and 30 basis points to 5.00% and 4.83% for the three and six months ended June 30, 2005, as compared to 5.07% and 5.13% for the same periods in 2004, respectively. This decrease is consistent with the overall trend in the Corporation's managed loan portfolio net credit loss ratio.

Loan Servicing Fees

Loan servicing fees decreased $10.0 million or 2.4% and $4.2 million or .5% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease was a result of a $2.0 billion or 2.3% and $574.7 million or .7% decrease in average securitized loans for the three and six months ended June 30, 2005, respectively.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card, other consumer, and commercial loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net loss from securitization activity was $105.5 million and $312.1 million for the three and six months ended June 30, 2005, as compared to a net loss of $26.8 million and $48.7 million for the same periods in 2004, respectively, resulting in a decrease in securitization income of $78.7 million and $263.4 million for the three and six months ended June 30, 2005.

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

The gain from the sale of loan principal receivables for new securitization transactions was $9.6 million (net of securitization transaction costs of $9.8 million) on the sale of $2.5 billion of credit card and commercial loan principal receivables for the three and six months ended June 30, 2005. The gain from the sale of loan principal receivables for new securitization transactions was $35.3 million (net of securitization transaction costs of $13.6 million) on the sale of $3.9 billion of credit card loan principal receivables and $60.5 million (net of securitization transaction costs of $29.2 million) on the sale of $7.5 billion of credit card loan principal receivables for the three and six months ended June 30, 2004, respectively.

Table 12 provides further detail on the gain from the sale of loan principal receivables for new securitization transactions.

Table 12: Gain from the Sale of Loan Principal Receivables for New Securitization Transactions
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Gain	$19,431	$48,922	$19,431	$89,697
Securitization Transaction Costs	(9,790)	(13,603)	(9,790)	(29,244)
Net of Securitization Transaction Costs	$9,641	$35,319	$9,641	$60,453

Credit card and commercial loan principal receivables sold	$2,486,957	$3,896,672	$2,486,957	$7,526,215

Net Revaluation of the Interest-Only Strip Receivable

Three Months Ended June 30, 2005

The net revaluation of the interest-only strip receivable resulted in a $115.2 million loss for the three months ended June 30, 2005, which was primarily the result of decreases in projected excess spread to be earned in the future, increases in projected loan payment rates, and the impact of securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 3.88% at June 30, 2005, as compared to 4.29% at March 31, 2005. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was primarily the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans, combined with an increase in the projected interest rate paid to investors. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.26% at June 30, 2005, as compared to 4.42% at March 31, 2005. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was primarily the result of an increase in the projected interest rate paid to investors and a decrease in projected late fees partially offset by an increase in projected interest yields and lower projected charge-off rates on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 17.12% at June 30, 2005, as compared to 16.82% at March 31, 2005. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.91% at June 30, 2005, as compared to 5.11% at March 31, 2005.

Three Months Ended June 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $62.1 million loss for the three months ended June 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future, and securitization transactions that are currently in their scheduled accumulation period.

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

Six Months Ended June 30, 2005

The net revaluation of the interest-only strip receivable resulted in a $321.8 million loss for the six months ended June 30, 2005, which was primarily the result of increases in projected loan repayment rates, decreases in projected excess spread to be earned in the future, and the impact of securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 3.88% at June 30, 2005, as compared to 4.85% at December 31, 2004. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was primarily the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans, combined with an increase in the projected interest rate paid to investors. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.26% at June 30, 2005, as compared to 3.58% at December 31, 2004. The increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was primarily the result of lower projected charge-off rates and an increase in projected interest yields partially offset by an increase in the projected interest rate paid to investors and a decrease in projected late fees on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 17.12% at June 30, 2005, as compared to 15.66% at December 31, 2004. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.91% at June 30, 2005, as compared to 4.84% at December 31, 2004.

Six Months Ended June 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $109.2 million loss for the six months ended June 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future, and securitization transactions that are currently in their scheduled accumulation period.

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

“Note I: Off-Balance Sheet Asset Securitization” to the consolidated financial statements provides further detail regarding the sensitivity to changes in the key assumptions and estimates used in determining the estimated value of the interest-only strip receivable.

Loan Fees

Credit card, other consumer, and commercial loan fees include annual, late, overlimit, returned check, cash advance, express payment, and other miscellaneous fees.

Credit Card Loan Fees

Credit card loan fees decreased $28.9 million or 11.0% for the six months ended June 30, 2005, from the same period in 2004. The decrease in credit card fees was primarily the result of a decrease in cash advance, overlimit, and late fees. The decrease in cash advance fees is primarily due to the Corporation offering fewer 0% promotional rate offers for cash advances on U.S. credit card accounts. The decrease in overlimit fees is primarily due to the elimination of overlimit fees for accounts that have been overlimit for consecutive periods. By eliminating overlimit fees and holding the minimum payment constant, more of the payment was applied to reduce principal, thus accelerating the rate at which outstanding balances on these overlimit accounts are reduced below the credit limit. Credit card loan fees on securitized loans are included in securitization income.

Other Consumer Loan Fees

Other consumer loan fees increased $12.3 million or 28.1% and $25.2 million or 32.7% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in other consumer loan fees for the three and six months ended June 30, 2005, from the same periods in 2004, was primarily the result of an increase in cash volume on domestic unsecured lending products. Also, for the six months ended June 30, 2005, the increase in other consumer loan fees was the result of an increase in the average cash advance fees assessed related to the implementation of a modified fee structure in the first quarter of 2004, which included the removal of the maximum fee amount that could be assessed on unsecured lending products. Other consumer loan fees on securitized loans are included in securitization income.

Commercial Loan Fees

Commercial loan fees increased $4.4 million or 26.6% and $8.2 million or 24.9% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in commercial loan fees was primarily the result of the growth in the Corporation's average business card loan receivables and an increase in the number of accounts.

Insurance

The Corporation's insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income increased $10.6 million or 23.5% and $17.9 million or 18.2% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase was primarily the result of an increase in the number of accounts using credit related insurance products in the U.K., an increased commission percentage in the U.K., and an increase in rates charged on domestic insurance products. Insurance income on securitized loans is included in securitization income.

Other

Other income increased $10.1 million or 19.0% for the six months ended June 30, 2005, from the same period in 2004. The increase was the result of an increase in fees related to Nexstar activity, a benefit received on the Corporation’s corporate owned life insurance, and increases in other miscellaneous income.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, restructuring charge, and other operating expense.

Total other operating expense increased $41.1 million or 3.0% and $725.9 million or 25.8% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The growth in total other operating expense for the six months ended June 30, 2005 primarily reflects the restructuring charge of $782.0 million in connection with the Corporation’s restructuring plan implemented in the first quarter of 2005. Total other operating expense, excluding the restructuring charge, decreased $56.1 million or 2.0% for the six months ended June 30, 2005, as compared to the same period in 2004. See Table 4 for a reconciliation of other operating expense to other operating expense excluding the restructuring charge.

Certain components of other operating expense are discussed below.

Salaries and Employee Benefits

Salaries and employee benefits decreased $11.8 million or 2.1% and $52.8 million or 4.7% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in salaries and employee benefits was primarily related to a decrease in staffing levels mainly due to the restructuring plan implemented in the first quarter of 2005.

The Corporation had approximately 24,400 and 27,800 full-time equivalent employees, at June 30, 2005, and 2004, respectively.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation’s noncontributory defined benefit pension plan (“Pension Plan”) and the supplemental executive retirement plan (“SERP”) of $24.1 million and $50.1 million for the three and six months ended June 30, 2005, as compared to $22.4 million and $51.7 million for the same periods in 2004, respectively. Also included in salaries and employee benefits is a $5.5 million special termination benefit charge unrelated to the restructuring charge, for a SERP participant retiring earlier than expected. The Corporation expects to contribute the maximum tax-deductible contribution to the Pension Plan in 2005, which is estimated to be approximately $79 million. For the six months ended June 30, 2005, the Corporation contributed $65.0 million to the Pension Plan. In 2004, the Corporation contributed $69.0 million to the Pension Plan.

The Corporation increased the discount rate used to determine the net periodic benefit cost for both the Pension Plan and the SERP from 6.00% in 2004 to 6.17% and 6.21% for the three and six months ended June 30, 2005, respectively. The increase in the discount rate used to determine the net periodic benefit cost was a result of a refinement in the methodology used to calculate the discount rate and a change to the measurement date as a result of the restructuring charge.

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

“Note L: Employee Benefits” to the consolidated financial statements provides further detail regarding the Corporation’s employee benefits for the three and six months ended June 30, 2005 and 2004. “Note 24: Employee Benefits” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s employee benefits.

Furniture And Equipment Expense

Furniture and equipment expense increased $16.2 million or 16.7% and $40.2 million or 21.4% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in furniture and equipment expense was primarily related to increased software amortization costs from the implementation of internally-developed software projects, including the Strategic Systems Extension project in the second quarter of 2004.

Restructuring Charge

In the first quarter of 2005, in order to achieve staffing levels that meet expected future business needs and make the Corporation more efficient, the Corporation announced and began to implement a restructuring plan. This plan primarily consisted of staff reductions related to voluntary early retirement and voluntary severance programs, contract terminations, and the disposition of fixed assets relating to facility closings.

The Corporation recorded a restructuring charge in other operating expense of $14.4 million pre-tax ($14.7 million net of tax) and $782.0 million pre-tax ($497.0 million net of tax) in connection with its restructuring plan during the three and six months ended June 30, 2005, respectively. The total restructuring charge is expected to be approximately $790 million pre-tax.

For the six months ended June 30, 2005, $494.9 million of the charge related to the voluntary early retirement and voluntary severance programs, $171.1 million of the charge related to contract terminations, and $113.6 million of the charge related to the disposition of fixed assets. The contract termination costs were primarily related to a marketing agreement with a third party vendor that marketed the Corporation’s products to endorsing organizations. Management determined this contract was no longer consistent with the Corporation’s long-term objectives.

Other Expense Component of Other Operating Expense

The other expense component of other operating expense increased $27.4 million or 4.1% and decreased $38.1 million or 2.7% for the three and six months ended June 30, 2005, as compared to the same periods in 2004, respectively. Certain components of the other expense component of other operating expense are discussed separately below.

Table 13 provides further detail regarding the other expense components of the Corporation’s other operating expense.

Table 13: Other Expense Component of Other Operating Expense
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Purchased services	$183,468	$169,074	$362,283	$344,481
Advertising	94,909	93,463	211,647	211,012
Collection	31,168	26,856	60,662	50,272
Stationery and supplies	9,095	10,247	18,566	20,340
Service bureau	26,212	21,617	43,744	44,235
Postage and delivery	124,737	114,046	221,343	246,860
Telephone usage	19,396	21,630	39,583	43,782
Loan receivable fraud losses	35,176	33,354	69,667	70,487
Amortization of intangible assets	115,818	113,375	230,860	220,741
Other	62,912	71,781	117,401	161,695
Total other expense	$702,891	$675,443	$1,375,756	$1,413,905

Collection

Collection expense increased $4.3 million or 16.1% and $10.4 million or 20.7% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The increase in collection expense was primarily related to increased collection attorney and agency fees associated with strategic initiatives to reduce net charge-off rates.

Postage and Delivery

Postage and delivery expense decreased $25.5 million or 10.3% for the six months ended June 30, 2005, from the same period in 2004. The decrease in postage and delivery expense for the six months ended June 30, 2005 was primarily related to decreased mailing activity.

Other

Other expense decreased $8.9 million or 12.4% and $44.3 million or 27.4% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in other expense for the three months ended June 30, 2005 was primarily related to the market value of company owned life insurance decreasing at a slower rate than in the same period in 2004. The decrease in other expense for the six months ended June 30, 2005 was primarily related to a decrease in charitable donations.

Income Taxes

The Corporation is subject to the income tax laws of the U.S., as well as the states and municipalities and foreign jurisdictions in which it operates. These tax laws are complex. In establishing a provision and the related reserve for income tax expense, the Corporation must make judgments and interpretations about the application of these tax laws. The Corporation must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. The Corporation reviews its tax reserves quarterly and, as new information becomes available, balances are adjusted as appropriate.

Income tax expense increased $57.3 million or 18.5% for the three months ended June 30, 2005 and decreased $223.5 million or 37.6% for the six months ended June 30, 2005, from the same periods in 2004. These amounts represent an effective tax rate of 36.8% and 35.8% for the three and six months ended June 30, 2005, respectively, and 32.0% and 33.5% for the same periods in 2004. The increase in income tax expense for the three months ended June 30, 2005, from the same period in 2004, was due to an increase in pre-tax earnings and an increase in the effective tax rate.  The decrease in income tax expense for the six months ended June 30, 2005, from the same period in 2004, was due primarily to a decrease in pre-tax earnings. The effective tax rate for the three and six months ended June 30, 2004 was lower primarily because of discrete items recognized in the second quarter of 2004.

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

Credit card, other consumer, and business card loans are evaluated in the same manner, as they have similar loan quality characteristics. Certain commercial loans are evaluated on a loan-by-loan basis, based on size and other factors. When indicated by that loan-by-loan evaluation, specific reserve allocations are made to reflect inherent losses.

The Corporation's financial results are sensitive to changes in delinquencies and net credit losses related to the Corporation's loans. During an economic downturn, delinquencies and net credit losses are more likely to increase. The Corporation's loan quality varies according to type, as well as the geographic location of loans. Domestic other consumer loan receivables typically have higher charge-off rates than the Corporation's domestic credit card and domestic commercial loan receivables. Foreign loan receivables typically have lower delinquency and charge-off rates than the Corporation's domestic loan receivables. The Corporation considers the levels of delinquent loans, renegotiated loans, re-aged loans, and other factors, including historical results, in determining the appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees. The following loan quality discussion includes credit risk, delinquencies, renegotiated loan programs, which include nonaccrual loans and other restructured loans, re-aged loans, net credit losses, the reserve and provision for possible credit losses, and the estimate of uncollectible accrued interest and fees. See "Critical Accounting Policies—Reserve For Possible Credit Losses" and "Revenue Recognition" for further discussion.

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

Management attempts to manage credit risk through a variety of techniques, including prudent underwriting of applications for credit, review of credit risk of acquired loan portfolios, setting and managing appropriate credit line amounts, monitoring account usage and, where appropriate, blocking use of accounts. The Corporation works with Customers with past-due balances to help them manage their accounts and to collect past-due amounts. These efforts are described under “Business” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

The level of the Corporation’s credit risk is affected by the Corporation’s marketing and credit underwriting strategies. The Corporation markets its products through endorsements from associations, financial institutions, and other organizations. Through this endorsed marketing strategy and the Corporation’s underwriting of loan applications, the Corporation attempts to attract quality loan applicants and offer optimal, appropriate credit lines on accounts and periodic credit-line increases, resulting in higher usage and higher average account balances. When Customers experience financial difficulties, however, the higher usage and higher average account balances will result in higher losses for accounts that charge off. The Corporation attempts to control this risk through blocking the use of accounts or reducing credit lines. The Corporation may also set or increase the interest rate charged on accounts to compensate for increased credit risk. For example, as discussed under “Loan Quality—Delinquencies” below, the Corporation generally charges higher interest rates on domestic other consumer loan receivables, because these receivables typically have higher charge-off rates than the Corporation’s domestic credit card and domestic commercial loan receivables. The Corporation also assesses certain fees, such as late and overlimit fees, to encourage Customers to pay and manage their accounts responsibly and to compensate the Corporation for the additional risk associated with delinquency and overlimit activity on the Customers’ accounts.

Lending to Customers on certain commercial loans is based upon a review of the financial strength of the Customer, assessment of the Customer’s management ability, sector industry trends, the type of exposure, the transaction structure, and total relationship exposure. Commercial loans are individually approved either by an officer with appropriate authority delegated to them based upon their experience in the product and loan structure over which they have responsibility or by a loan committee. The level of approval required is determined by the internal risk rating for the Customer and the total relationship exposure. In most cases, at least two credit officers are approving the loan. The commercial portfolio is managed on both a pool basis and an individual basis. For loans greater than a specified threshold, an internal risk rating is assigned and adjusted on an ongoing basis to reflect changes in the Customer’s financial condition, cash flow, or ongoing financial stability. For loans less than the specified threshold, the Corporation's credit exposure is managed based upon scoring models and performance.

Credit quality and the impact of credit losses on the Corporation’s financial condition and results of operations are discussed below.

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation's delinquent loans. Delinquency is reported on accruing loans that are 30 days or more past due. Delinquency as a percentage of the Corporation's loan receivables was 2.71% at June 30, 2005, as compared to 3.29% at December 31, 2004. The Corporation's delinquency as a percentage of managed loans was 3.98% at June 30, 2005, as compared to 4.13% at December 31, 2004.

The decrease in the delinquency rate at June 30, 2005 as compared to December 31, 2004, was a result of loan growth in other consumer loans that are not securitized, improving asset quality trends, enhanced collection strategies in credit card loans, and a seasonal decrease in delinquency amounts.

Table 14 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Table 14: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)

	June 30, 2005		December 31, 2004
Loan Receivables
Loan receivables outstanding	$32,326,796		$33,758,850
Loan receivables delinquent:
30 to 59 days	$318,895.99%		$385,339	1.14%
60 to 89 days	192,710.60		245,700.73
90 or more days (c)	365,721	1.12	480,402	1.42
Total loan receivables delinquent	$877,326	2.71%	$1,111,441	3.29%
Loan receivables delinquent by geographic area:
Domestic:
Credit card	$366,179	3.55%	$582,038	4.18%
Other consumer	252,081	3.56	273,906	4.69
Commercial	44,964	1.45	44,315	1.62
Total domestic	663,224	3.24	900,259	4.00
Foreign:
Credit card	157,517	2.09	139,533	2.06
Other consumer	39,017	1.24	45,396	1.39
Commercial	17,568	1.50	26,253	2.14
Total foreign	214,102	1.81	211,182	1.87
Total loan receivables delinquent by geographic area	$877,326	2.71	$1,111,441	3.29
Securitized Loans
Securitized loans outstanding	$85,088,774		$87,859,325
Securitized loans delinquent:
30 to 59 days	$1,271,154	1.49%	$1,305,076	1.49%
60 to 89 days	793,348.93		858,114.97
90 or more days (c)	1,726,911	2.04	1,750,466	1.99
Total securitized loans delinquent	$3,791,413	4.46%	$3,913,656	4.45%
Securitized loans delinquent by geographic area:
Domestic:
Credit card	$3,027,980	4.68%	$3,105,216	4.69%
Other consumer	281,191	4.96	315,531	5.57
Commercial	30,035	2.74	37,195	3.69
Total domestic	3,339,206	4.67	3,457,942	4.74
Foreign:
Credit card	452,207	3.32	455,714	3.05
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	452,207	3.32	455,714	3.05
Total securitized loans delinquent by geographic area	$3,791,413	4.46	$3,913,656	4.45

Table 14: Delinquent Loans (a) (b)-Continued
(dollars in thousands) (unaudited)

	June 30, 2005		December 31, 2004
Managed Loans
Managed loans outstanding	$117,415,570		$121,618,175
Managed loans delinquent:
30 to 59 days	$1,590,049	1.35%	$1,690,415	1.39%
60 to 89 days	986,058.84		1,103,814.91
90 or more days (c)	2,092,632	1.79	2,230,868	1.83
Total managed loans delinquent	$4,668,739	3.98%	$5,025,097	4.13%
Managed loans delinquent by geographic area:
Domestic:
Credit card	$3,394,159	4.52%	$3,687,254	4.60%
Other consumer	533,272	4.18	589,437	5.12
Commercial	74,999	1.79	81,510	2.18
Total domestic	4,002,430	4.35	4,358,201	4.57
Foreign:
Credit card	609,724	2.88	595,247	2.74
Other consumer	39,017	1.24	45,396	1.39
Commercial	17,568	1.50	26,253	2.14
Total foreign	666,309	2.62	666,896	2.54
Total managed loans delinquent by geographic area	$4,668,739	3.98	$5,025,097	4.13

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

Table 15: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands)(unaudited)

	June 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$164,462	$261,415
Other consumer	117,430	135,389
Commercial	21,857	19,334
Total domestic	303,749	416,138
Foreign:
Credit card	48,802	44,404
Other consumer	7,602	9,270
Commercial	5,568	10,590
Total foreign	61,972	64,264
Total loan receivables	$365,721	$480,402
Securitized Loans
Domestic:
Credit card	$1,405,312	$1,407,333
Other consumer	134,277	157,181
Commercial	15,236	19,680
Total domestic	1,554,825	1,584,194
Foreign:
Credit card	172,086	166,272
Other consumer	-	-
Commercial	-	-
Total foreign	172,086	166,272
Total securitized loans	$1,726,911	$1,750,466
Managed Loans
Domestic:
Credit card	$1,569,774	$1,668,748
Other consumer	251,707	292,570
Commercial	37,093	39,014
Total domestic	1,858,574	2,000,332
Foreign:
Credit card	220,888	210,676
Other consumer	7,602	9,270
Commercial	5,568	10,590
Total foreign	234,058	230,536
Total managed loans	$2,092,632	$2,230,868

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

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .73% at June 30, 2005, as compared to .53% at December 31, 2004. Nonaccrual managed loans as a percentage of ending managed loans were .44% at June 30, 2005, as compared to .35% at December 31, 2004. The increase in domestic nonaccrual loans was primarily the result of an increase in bankrupt and deceased business card accounts and an increase in the number of practice acquisition accounts placed on nonaccrual status. The increase in foreign nonaccrual loans was a result of an increase in bankrupt and deceased accounts, and an increase in the number of accounts placed in debt management programs.

Table 16 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 16: Nonaccrual Loans (a) (b)
(dollars in thousands)(unaudited)

	June 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$3,002	$3,508
Other consumer	486	475
Commercial	11,308	5,181
Total domestic	14,796	9,164
Foreign:
Credit card	145,286	108,054
Other consumer	74,437	60,071
Commercial	707	254
Total foreign	220,430	168,379
Total loan receivables	$235,226	$177,543
Nonaccrual loan receivables as a percentage of ending loan receivables	.73%	.53%

Securitized Loans
Domestic:
Credit card	$15,525	$13,100
Other consumer	475	461
Commercial	3,930	2,301
Total domestic	19,930	15,862
Foreign:
Credit card	256,804	235,005
Other consumer	-	-
Commercial	-	-
Total foreign	256,804	235,005
Total securitized loans	$276,734	$250,867
Nonaccrual securitized loans as a percentage of ending securitized loans	.33%	.29%

Managed Loans
Domestic:
Credit card	$18,527	$16,608
Other consumer	961	936
Commercial	15,238	7,482
Total domestic	34,726	25,026
Foreign:
Credit card	402,090	343,059
Other consumer	74,437	60,071
Commercial	707	254
Total foreign	477,234	403,384
Total managed loans	$511,960	$428,410
Nonaccrual managed loans as a percentage of ending managed loans	.44%	.35%

(a) Although nonaccrual loans are charged off consistent with the Corporation’s charge-off policy as described in
       “Loan Quality - Net Credit Losses,” nonaccrual loans are not included in the delinquent loans presented in
        Tables 14 and 15 and the other restructured loans presented in Table 17.

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

Other restructured loan receivables as a percentage of the Corporation’s ending loan receivables were 1.71% at June 30, 2005 and 2.02% at December 31, 2004. Other restructured managed loans as a percentage of ending managed loans were 2.53% at June 30, 2005, as compared to 2.68% at December 31, 2004. The decrease in other restructured loans was primarily a result of an improvement in asset quality trends.

Table 17 presents the Corporation’s other restructured loan receivables and includes a reconciliation to the other restructured managed loans.

Table 17: Other Restructured Loans (a) (b)
(dollars in thousands)(unaudited)

	June 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$329,356	$457,216
Other consumer	191,765	195,728
Commercial	14,112	10,177
Total domestic	535,233	663,121
Foreign:
Credit card	13,594	13,234
Other consumer	4,532	5,560
Commercial	-	-
Total foreign	18,126	18,794
Total loan receivables	$553,359	$681,915
Other restructured loan receivables as a percentage of ending loan receivables	1.71%	2.02%

Securitized Loans
Domestic:
Credit card	$2,177,309	$2,317,629
Other consumer	187,971	208,315
Commercial	4,169	4,156
Total domestic	2,369,449	2,530,100
Foreign:
Credit card	53,550	50,638
Other consumer	-	-
Commercial	-	-
Total foreign	53,550	50,638
Total securitized loans	$2,422,999	$2,580,738
Other restructured securitized loans as a percentage of ending securitized loans	2.85%	2.94%

Managed Loans
Domestic:
Credit card	$2,506,665	$2,774,845
Other consumer	379,736	404,043
Commercial	18,281	14,333
Total domestic	2,904,682	3,193,221
Foreign:
Credit card	67,144	63,872
Other consumer	4,532	5,560
Commercial	-	-
Total foreign	71,676	69,432
Total managed loans	$2,976,358	$3,262,653
Other restructured managed loans as a percentage of ending managed loans	2.53%	2.68%

(a) Other restructured loans presented in this Table exclude accruing loans past due 90 days or more and nonaccrual loans presented in Tables 15 and 16, respectively.
(b) The Corporation considers these loans and other factors in determining an appropriate reserve for possible credit losses and the estimate of uncollectible accrued interest and fees.

Re-aged Loans

A Customer's account may be re-aged to remove existing delinquency. Generally, the intent of a re-age is to assist Customers who have recently overcome temporary financial difficulties, and have demonstrated both the ability and willingness to resume regular payments, but may be unable to pay the entire past due amount. To qualify for re-aging, the account must have been open for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five-year period. Generally, to qualify for re-aging, the Customer must also have made at least three regular minimum monthly payments within the last 90 days. In addition, the Corporation may re-age the account of a Customer who is experiencing long-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a five year period and must meet the qualifications for re-ages described above, except that the Customer's three consecutive minimum monthly payments may be based on the modified terms and conditions applied to the account. All re-age strategies are approved by the Corporation's senior management and the Corporation's Loan Review Department.

Re-ages can have the effect of delaying charge-offs. There were $132.5 million and $258.4 million of loan receivables re-aged during the three and six months ended June 30, 2005, compared to $151.6 million and $321.9 million for the same periods in 2004, respectively. Managed loans re-aged during the three and six months ended June 30, 2005 were $554.5 million and $1.1 billion, as compared to $698.8 million and $1.4 billion for the same periods in 2004, respectively. Of those accounts that were re-aged during the three months ended June 30, 2004, approximately 23.7% returned to delinquency status and approximately 17.6% charged off by June 30, 2005.

The decrease in the domestic loan re-aged amounts was the result of an improvement in asset quality trends, as well as a change in the criteria that need to be met to qualify for a reage. The increase in the foreign loan re-aged amounts was the result of an increase in the number of accounts placed in debt management programs and changes in account management practices for identifying and processing re-aged loans.

Table 18 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed loans re-aged amounts.

Table 18: Re-aged Amounts (a) (b)
(dollars in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Loan Receivables Re-aged Amounts
Domestic:
Credit card	$42,361	$87,825	$101,206	$184,723
Other consumer	29,726	40,271	64,530	89,687
Commercial	1,570	1,180	2,781	2,249
Total domestic	73,657	129,276	168,517	276,659
Foreign:
Credit card	43,301	14,162	63,025	32,896
Other consumer	15,382	8,171	26,664	12,376
Commercial	122	-	157	-
Total foreign	58,805	22,333	89,846	45,272
Total loan receivables re-aged amounts	$132,462	$151,609	$258,363	$321,931

Securitized Loan Re-aged Amounts
Domestic:
Credit card	$306,468	$458,063	$649,407	$882,095
Other consumer	30,225	44,454	66,753	85,514
Commercial	1,099	1,202	1,702	2,676
Total domestic	337,792	503,719	717,862	970,285
Foreign:
Credit card	84,266	43,435	125,940	81,103
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	84,266	43,435	125,940	81,103
Total securitized loan re-aged amounts	$422,058	$547,154	$843,802	$1,051,388

Managed Loan Re-aged Amounts
Domestic:
Credit card	$348,829	$545,888	$750,613	$1,066,818
Other consumer	59,951	84,725	131,283	175,201
Commercial	2,669	2,382	4,483	4,925
Total domestic	411,449	632,995	886,379	1,246,944
Foreign:
Credit card	127,567	57,597	188,965	113,999
Other consumer	15,382	8,171	26,664	12,376
Commercial	122	-	157	-
Total foreign	143,071	65,768	215,786	126,375
Total managed loan re-aged amounts	$554,520	$698,763	$1,102,165	$1,373,319

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

Loan receivables net credit losses decreased $65.7 million or 19.4% for the three months ended June 30, 2005, from the same period in 2004. Net credit losses as a percentage of average loan receivables were 3.52% for the three months ended June 30, 2005, as compared to 4.60% for the same period in 2004. Managed net credit losses decreased $105.8 million or 7.30% for the three months ended June 30, 2005, from the same period in 2004. The Corporation’s managed net credit losses as a percentage of average managed loans were 4.60% for the three months ended June 30, 2005, as compared to 4.95% for the same period in 2004.

Loan receivables net credit losses decreased $109.2 million or 15.6% for the six months ended June 30, 2005, from the same period in 2004. Net credit losses as a percentage of average loan receivables were 3.76% for the six months ended June 30, 2005, as compared to 4.52% for the same period in 2004. Managed net credit losses decreased $254.7 million or 8.7% for the six months ended June 30, 2005, from the same period in 2004. The Corporation’s managed net credit losses as a percentage of average managed loans were 4.54% for the six months ended June 30, 2005, as compared to 4.97% for the same period in 2004.

The overall decreases in the net credit loss ratios for the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily reflects the Corporation's improving asset quality trends.

The net credit loss ratio on the Corporation's domestic other consumer loans is typically higher than the net credit loss ratio on the Corporation's domestic credit card and domestic commercial loans, due to the higher credit risk associated with these products. The net credit loss ratio on the Corporation's domestic credit card loans is typically higher than the net credit loss ratio on the Corporation's foreign credit card loans.

The net credit loss ratio is calculated by dividing annualized net credit losses, which exclude uncollectible accrued interest and fees and fraud losses, for the period by average loans, which include the estimated collectible billed interest and fees for the corresponding period.

Table 19 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

Table 19: Net Credit Loss Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables:
Domestic:
Credit card	$99,696	$9,619,227	4.15%	$149,238	$13,015,494	4.59%
Other consumer	91,880	6,849,492	5.37	111,641	5,483,408	8.14
Commercial	17,800	3,008,640	2.37	13,107	2,339,889	2.24
Total domestic	209,376	19,477,359	4.30	273,986	20,838,791	5.26
Foreign:
Credit card	37,977	7,193,309	2.11	37,337	4,619,754	3.23
Other consumer	23,339	3,216,525	2.90	24,809	3,007,709	3.30
Commercial	3,068	1,186,719	1.03	3,376	1,083,826	1.25
Total foreign	64,384	11,596,553	2.22	65,522	8,711,289	3.01
Total loan receivables	$273,760	$31,073,912	3.52	$339,508	$29,550,080	4.60

Securitized Loans:
Domestic:
Credit card	$819,079	$64,894,494	5.05%	$871,753	$67,884,136	5.14%
Other consumer	108,436	5,669,528	7.65	115,456	5,669,212	8.15
Commercial	13,410	1,051,782	5.10	13,457	1,007,601	5.34
Total domestic	940,925	71,615,804	5.26	1,000,666	74,560,949	5.37
Foreign:
Credit card	127,827	13,961,599	3.66	108,103	12,991,346	3.33
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	127,827	13,961,599	3.66	108,103	12,991,346	3.33
Total securitized loans	$1,068,752	$85,577,403	5.00	$1,108,769	$87,552,295	5.07

Managed Loans:
Domestic:
Credit card	$918,775	$74,513,721	4.93%	$1,020,991	$80,899,630	5.05%
Other consumer	200,316	12,519,020	6.40	227,097	11,152,620	8.15
Commercial	31,210	4,060,422	3.07	26,564	3,347,490	3.17
Total domestic	1,150,301	91,093,163	5.05	1,274,652	95,399,740	5.34
Foreign:
Credit card	165,804	21,154,908	3.14	145,440	17,611,100	3.30
Other consumer	23,339	3,216,525	2.90	24,809	3,007,709	3.30
Commercial	3,068	1,186,719	1.03	3,376	1,083,826	1.25
Total foreign	192,211	25,558,152	3.01	173,625	21,702,635	3.20
Total managed loans	$1,342,512	$116,651,315	4.60	$1,448,277	$117,102,375	4.95

Table 19: Net Credit Loss Ratio - Continued
(dollars in thousands) (unaudited)
	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables:
Domestic:
Credit card	$237,075	$10,618,254	4.47%	$321,483	$14,163,889	4.54%
Other consumer	181,768	6,525,960	5.57	226,002	5,509,481	8.20
Commercial	34,981	2,916,287	2.40	19,516	1,841,416	2.12
Total domestic	453,824	20,060,501	4.52	567,001	21,514,786	5.27
Foreign:
Credit card	75,988	6,989,745	2.17	80,615	5,543,542	2.91
Other consumer	48,171	3,204,189	3.01	47,381	2,937,900	3.23
Commercial	11,838	1,150,362	2.06	4,044	938,826.86
Total foreign	135,997	11,344,296	2.40	132,040	9,420,268	2.80
Total loan receivables	$589,821	$31,404,797	3.76	$699,041	$30,935,054	4.52

Securitized Loans:
Domestic:
Credit card	$1,583,128	$65,035,652	4.87%	$1,755,981	$67,445,974	5.21%
Other consumer	212,617	5,669,308	7.50	233,139	5,671,438	8.22
Commercial	26,313	1,030,268	5.11	26,644	1,007,818	5.29
Total domestic	1,822,058	71,735,228	5.08	2,015,764	74,125,230	5.44
Foreign:
Credit card	252,210	14,203,999	3.55	204,026	12,388,689	3.29
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	252,210	14,203,999	3.55	204,026	12,388,689	3.29
Total securitized loans	$2,074,268	$85,939,227	4.83	$2,219,790	$86,513,919	5.13

Managed Loans:
Domestic:
Credit card	$1,820,203	$75,653,906	4.81%	$2,077,464	$81,609,863	5.09%
Other consumer	394,385	12,195,268	6.47	459,141	11,180,919	8.21
Commercial	61,294	3,946,555	3.11	46,160	2,849,234	3.24
Total domestic	2,275,882	91,795,729	4.96	2,582,765	95,640,016	5.40
Foreign:
Credit card	328,198	21,193,744	3.10	284,641	17,932,231	3.17
Other consumer	48,171	3,204,189	3.01	47,381	2,937,900	3.23
Commercial	11,838	1,150,362	2.06	4,044	938,826.86
Total foreign	388,207	25,548,295	3.04	336,066	21,808,957	3.08
Total managed loans	$2,664,089	$117,344,024	4.54	$2,918,831	$117,448,973	4.97

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

The Corporation’s reserve for possible credit losses decreased $138.2 million or 12.2% at June 30, 2005, as compared to December 31, 2004. The provision for possible credit losses decreased $78.8 million or 31.3% and $156.7 million or 25.4% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in the reserve for possible credit losses and the related provision for possible credit losses was a result of improving asset quality trends, enhanced collection strategies, and an improved economy. These trends include improved delinquency and charge-off ratios. The Corporation increased the reserve for possible credit losses and the related provision for possible credit losses on its foreign loans due to an increasing trend in foreign delinquencies, its projection of probable foreign net credit losses, and foreign loan growth.

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

Table 20: Reserve for Possible Credit Losses
(dollars in thousands) (unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Reserve for possible credit losses, beginning of period	$1,103,708	$1,272,734	$1,136,558	$1,216,316
Reserves acquired:
Domestic	701	13,235	2,387	38,486
Foreign	6,080	840	6,062	23,892
Total reserves acquired	6,781	14,075	8,449	62,378
Provision for possible credit losses:
Domestic	100,544	154,061	295,639	451,849
Foreign	72,197	97,496	164,330	164,869
Total provision for possible credit losses	172,741	251,557	459,969	616,718
Foreign currency translation	(11,108)	(2,554)	(16,793)	(67)
Credit losses:
Domestic:
Credit card	(108,906)	(161,655)	(257,523)	(346,952)
Other consumer	(100,359)	(119,572)	(198,148)	(241,362)
Commercial	(19,496)	(14,043)	(38,071)	(20,635)
Total domestic credit losses	(228,761)	(295,270)	(493,742)	(608,949)
Foreign:
Credit card	(46,556)	(41,966)	(92,763)	(91,421)
Other consumer	(27,504)	(28,409)	(55,744)	(53,812)
Commercial	(4,639)	(3,377)	(14,259)	(4,046)
Total foreign credit losses	(78,699)	(73,752)	(162,766)	(149,279)
Total credit losses	(307,460)	(369,022)	(656,508)	(758,228)
Recoveries:
Domestic:
Credit card	9,210	12,417	20,448	25,469
Other consumer	8,479	7,931	16,380	15,360
Commercial	1,696	936	3,090	1,119
Total domestic recoveries	19,385	21,284	39,918	41,948
Foreign:
Credit card	8,579	4,629	16,775	10,806
Other consumer	4,165	3,600	7,573	6,431
Commercial	1,571	1	2,421	2
Total foreign recoveries	14,315	8,230	26,769	17,239
Total recoveries	33,700	29,514	66,687	59,187
Net credit losses	(273,760)	(339,508)	(589,821)	(699,041)
Reserve for possible credit losses, end of period	$998,362	$1,196,304	$998,362	$1,196,304

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

The difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue for domestic loans decreased $55.1 million and $74.2 million for the three and six months ended June 30, 2005, due to lower delinquency levels, compared to the same periods in 2004, respectively.

The difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue for foreign loans decreased $19.1 million and $1.6 million for the three and six months ended June 30, 2005, due to changes in the estimated value of the collectible amount of interest and fees on the Corporation's foreign loans, compared to the same periods in 2004, respectively.

Table 21 presents the domestic and foreign amounts for the difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue.

Table 21: Difference Between the Amount of Interest and Fees the Corporation was Contractually Entitled to
and the Amount Recognized as Revenue (a)
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Domestic	$187,336	$242,401	$399,243	$473,407
Foreign	25,141	44,253	64,626	66,259
Total	$212,477	$286,654	$463,869	$539,666

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

The Corporation's, MBNA America's, and MBNA Delaware's capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2005, and December 31, 2004, the Corporation's, MBNA America's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and MBNA America and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 22, have been computed in accordance with regulatory accounting practices. At June 30, 2005, no conditions or events had occurred that changed the Corporation’s classification as “adequately capitalized” and MBNA America’s or MBNA Delaware’s classification as “well-capitalized.”

Table 22: Regulatory Capital Ratios

	June 30, 2005	December 31, 2004	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)
MBNA Corporation
Tier 1	21.15%	21.82%	4.00%	(a	)
Total	24.47	25.39	8.00	(a	)
Leverage	21.98	22.80	4.00	(a	)

MBNA America Bank, N.A.
Tier 1	22.94	21.51	4.00	6.00%
Total	26.58	25.26	8.00	10.00
Leverage	22.17	21.87	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	15.08	15.79	4.00	6.00
Total	16.24	17.09	8.00	10.00
Leverage	14.44	16.12	4.00	5.00

(a) Not applicable for bank holding companies.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of preferred and common stock dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s preferred stock. If the Corporation has not paid scheduled dividends on the preferred stock, or declared the dividends and set aside funds for payment, the Corporation may not declare or pay any cash dividends on the common stock. In addition, if the Corporation defers interest for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on the Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s capital stock or interest on the debt securities that have equal or less priority than the junior subordinated deferrable interest debentures. During the six months ended June 30, 2005, the Corporation declared dividends on its preferred stock of $7.0 million and on its common stock of $354.1 million.

Under the Merger Agreement, the Corporation agreed to limit the payment of quarterly dividends by the Corporation to $.14 or less per share of common stock with record dates and payment dates consistent with the prior year. See “Note N: Mergers and Acquisitions” for further detail on the proposed merger of the Corporation with and into Bank of America.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of preferred and common stock dividends by the Corporation is dividends received from MBNA America. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of MBNA America to declare dividends will depend on its future net income and capital requirements. At June 30, 2005, the amount of undivided profits available for declaration and payment of dividends from MBNA America to the Corporation was $4.0 billion. MBNA America’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at June 30, 2005. Had this facility been drawn upon at June 30, 2005, the amount of retained earnings available for declaration of dividends would have been limited to $3.9 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by MBNA America to the Corporation, however, can be further limited by federal bank regulatory agencies. The Corporation repurchased 12.6 million shares of common stock for $250.4 million and 22.6 million shares of common stock for $500.7 million during the three and six months ended June 30, 2005, respectively, in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s Merger Agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

The Corporation retains servicing responsibilities for the loans in the trusts and maintained $4.1 billion and $4.6 billion of other retained subordinated interests in the securitized assets at June 30, 2005 and December 31, 2004, respectively. These retained subordinated interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests and are included in accounts receivable from securitization in the consolidated statements of financial condition. If cash flows allocated to investors in the trusts are insufficient to absorb expenses of the trust, then the retained interests of the Corporation would be used to absorb such deficiencies and may not be realized by the Corporation. The investors and providers of credit enhancement have no other recourse to the Corporation. The Corporation has no obligation to provide further funding support to either the investors or the trusts if the securitized loans are not paid when due. The Corporation does not receive collateral from any party to the securitization transactions and does not have any risk of counterparty nonperformance. The Corporation’s retained interests are subordinate to the investors’ interests. The value of the retained interests is subject to credit, payment, and interest rate risks on the transferred financial assets.

In connection with the MBNA Master Consumer Loan Trust ("MCLT") and American Loan Financing Trust ("ALF"), the investors have entered into interest rate hedge agreements (the “swaps”) with swap counterparties to reduce interest rate risks associated with their investment. ALF is an on-balance sheet financing structured transaction. In order to facilitate these swap arrangements, the Corporation has agreed with the swap counterparties to either pay the fair value liability (including certain unpaid amounts, if any) of the swaps or receive the fair value asset of the swaps, but only in the event the securitization transaction terminates prior to the swaps. At June 30, 2005, the fair value liability of the swaps was $12.5 million for MCLT and ALF. The Corporation considers the possibility of the occurrence of the events giving rise to its obligations under the MCLT and ALF agreements to be remote.

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
(dollars in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net Interest Income:
Net interest income	$653,913	$594,245	$1,320,027	$1,262,050
Securitization adjustments	1,847,891	1,974,296	3,691,299	3,942,320
Managed net interest income	$2,501,804	$2,568,541	$5,011,326	$5,204,370

Provision for Possible Credit Losses:
Provision for possible credit losses	$172,741	$251,557	$459,969	$616,718
Securitization adjustments	1,068,752	1,108,769	2,074,268	2,219,790
Managed provision for possible credit losses	$1,241,493	$1,360,326	$2,534,237	$2,836,508

Other Operating Income:
Other operating income	$1,931,393	$1,999,620	$3,713,728	$3,942,152
Securitization adjustments	(779,139)	(865,527)	(1,617,031)	(1,722,530)
Managed other operating income	$1,152,254	$1,134,093	$2,096,697	$2,219,622

Managed net interest income decreased $66.7 million or 2.6% and $193.0 million or 3.7% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in managed net interest income is primarily attributable to the rate paid on average managed interest-bearing liabilities increasing at a faster rate than the yield earned on average managed interest-earning assets.

The managed provision for possible credit losses decreased $118.8 million or 8.7% and $302.3 million or 10.7% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in the managed provision for possible credit losses was based on improving asset quality trends, enhanced collection strategies, and an improved economy.

Managed other operating income increased $18.2 million or 1.6% for the three months ended June 30, 2005 and decreased $122.9 million or 5.5% for the six months ended June 30, 2005, from the same periods in 2004. The increase in managed other operating income for the three months ended June 30, 2005 was primarily the result of an increase in interchange income, cash advance fees, and insurance income, partially offset by a net loss from securitization activity and a decrease in overlimit fees. The decrease in managed other operating income for the six months ended June 30, 2005 was primarily the result of a net loss from securitization activity and a decrease in overlimit fees, partially offset by an increase in interchange and insurance income. See "Total Other Operating Income - Securitization Income" for a discussion of the net loss from securitization activity for the three and six months ended June 30, 2005.

Average Managed Interest-Earning Assets

Average managed interest-earning assets decreased $808.0 million or .6% for the three months ended June 30, 2005, from the same period in 2004. The decrease in average managed interest-earning assets was primarily the result of a decrease in average money market instruments and average managed loans, partially offset by an increase in average investment securities. The increase in average investment securities and the decrease in average money market instruments for the three months ended June 30, 2005 from the same period in 2004, was due to the Corporation investing a larger portion of its liquid assets in higher yielding investment securities combined with lower than anticipated loan growth. The yield earned on average managed interest-earning assets increased 98 basis points for the three months ended June 30, 2005, from the same period in 2004. The increase was primarily the result of an increase of 90 basis points in the yield earned on average managed loans for the three months ended June 30, 2005 from the same period in 2004.

Average managed interest-earning assets increased $528.0 million or .4% for the six months ended June 30, 2005, from the same period in 2004. The increase in average managed interest-earning assets was primarily the result of an increase in average investment securities partially offset by a decrease in average money market instruments. The increase in average investment securities and the decrease in average money market instruments for the six months ended June 30, 2005 from the same period in 2004, was due to the Corporation investing a larger portion of its liquid assets in higher yielding investment securities combined with lower than anticipated loan growth. The yield earned on average managed interest-earning assets increased 70 basis points for the six months ended June 30, 2005 from the same period in 2004. The increase was primarily the result of an increase of 69 basis points in the yield earned on average managed loans for the six months ended June 30, 2005 from the same period in 2004.

Table 24 reconciles the Corporation’s average loan receivables to average managed loans.

Table 24: Reconciliation of Average Loan Receivables to Average Managed Loans
(dollars in thousands) (unaudited)

For the Three Months Ended June 30,	2005			2004
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables	$31,073,912	11.54%	$894,314	$29,550,080	11.31%	$830,728
Securitized loans	85,577,403	12.53	2,673,749	87,552,295	11.39	2,479,997
Managed loans	$116,651,315	12.27	$3,568,063	$117,102,375	11.37	$3,310,725

For the Six Months Ended June 30,	2005			2004
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables	$31,404,797	11.47%	$1,786,937	$30,935,054	11.27%	$1,734,110
Securitized loans	85,939,227	12.37	5,271,518	86,513,919	11.50	4,949,157
Managed loans	$117,344,024	12.13	$7,058,455	$117,448,973	11.44	$6,683,267

Average Managed Interest-Bearing Liabilities

Average managed interest-bearing liabilities decreased $2.4 billion or 1.9% and $1.2 billion or 1.0% for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease in average managed interest-bearing liabilities was a result of the decrease in average interest-bearing deposits and average securitized loans, partially offset by an increase in average borrowed funds. The increase in the rate paid on average managed interest-bearing liabilities of 122 basis points and 108 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively, reflects an increase in the rate paid to investors in the Corporation's securitization transactions combined with an increase in the rate paid on the Corporation’s average borrowed funds.

Table 25 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 25: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended June 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets:

Net interest-earning assets (a)	$47,857,256	9.10%	$1,085,241	$46,997,327	8.28%	$967,814
Securitization adjustments	81,830,487	12.70	2,590,045	83,498,462	11.57	2,402,557
Managed interest-earning assets (a)	$129,687,743	11.37	$3,675,286	$130,495,789	10.39	$3,370,371

Liabilities:

Net interest-bearing liabilities	$42,464,622	4.07	$430,890	$42,980,935	3.49	$373,344
Securitization adjustments	84,071,923	3.54	742,154	85,944,829	2.00	428,261
Managed interest-bearing liabilities	$126,536,545	3.72	$1,173,044	$128,925,764	2.50	$801,605

For the Six Months Ended June 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets:

Net interest-earning assets (a)	$47,985,764	9.05%	$2,154,527	$47,034,282	8.56%	$2,001,128
Securitization adjustments	82,063,327	12.54	5,103,028	82,486,763	11.69	4,794,295
Managed interest-earning assets (a)	$130,049,091	11.25	$7,257,555	$129,521,045	10.55	$6,795,423

Liabilities:

Net interest-bearing liabilities	$42,237,286	3.98	$833,733	$42,976,426	3.46	$738,644
Securitization adjustments	84,411,562	3.37	1,411,729	84,896,983	2.02	851,975
Managed interest-bearing liabilities	$126,648,848	3.58	$2,245,462	$127,873,409	2.50	$1,590,619

(a) The fully taxable equivalent adjustment for the three months ended June 30, 2005 and 2004, was $438 and $225, respectively. The fully taxable equivalent adjustment for the six months ended June 30, 2005 and 2004, was $767 and $434, respectively.

The Corporation’s managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of average managed total interest-earning assets. The managed net interest margin decreased 18 and 31 basis points for the three and six months ended June 30, 2005, from the same periods in 2004, respectively. The decrease was primarily the result of the decrease in the interest rate spread between average managed interest-earning assets and average managed interest-bearing liabilities.

Table 26 reconciles the net interest margin ratio to the managed net interest margin ratio.

Table 26: Reconciliation of the Net Interest Margin Ratio to the Managed Net Interest Margin Ratio
(dollars in thousands) (unaudited)
	For the Three Months			For the Three Months
	Ended June 30, 2005			Ended June 30, 2004
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a):
Investment securities and money market instruments	$12,961,605			$13,322,686
Other interest-earning assets	3,821,739			4,124,561
Loan receivables	31,073,912			29,550,080
Total	$47,857,256	$654,351	5.48%	$46,997,327	$594,470	5.09%
Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(3,746,916)			(4,053,833)
Securitized loans	85,577,403			87,552,295
Total	$81,830,487	1,847,891	9.06	$83,498,462	1,974,296	9.51
Managed Net Interest Margin (a):
Investment securities and money market instruments	$12,961,605			$13,322,686
Other interest-earning assets	74,823			70,728
Managed loans	116,651,315			117,102,375
Total	$129,687,743	2,502,242	7.74	$130,495,789	2,568,766	7.92

	For the Six Months			For the Six Months
	Ended June 30, 2005			Ended June 30, 2004
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a):
Investment securities and money market instruments	$12,631,774			$12,001,558
Other interest-earning assets	3,949,193			4,097,670
Loan receivables	31,404,797			30,935,054
Total	$47,985,764	$1,320,794	5.55%	$47,034,282	$1,262,484	5.40%
Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(3,875,900)			(4,027,156)
Securitized loans	85,939,227			86,513,919
Total	$82,063,327	3,691,299	9.07	$82,486,763	3,942,320	9.61
Managed Net Interest Margin (a):
Investment securities and money market instruments	$12,631,774			$12,001,558
Other interest-earning assets	73,293			70,514
Managed loans	117,344,024			117,448,973
Total	$130,049,091	5,012,093	7.77	$129,521,045	5,204,804	8.08

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended June 30, 2005 and 2004 was $438 and $225, respectively. The fully taxable equivalent adjustment for the six months ended June 30, 2005 and 2004 was $767 and $434, respectively.

Off-Balance Sheet Asset Securitization Transaction Activity

Refer to Table 8 and Table 28 to reconcile the Corporation’s loan receivables and securitized loans to its managed loans.

Table 27 provides the percentage of managed loans securitized by loan product.

Table 27: Percentage of Managed Loans Securitized by Loan Product
(unaudited)

	June 30, 2005	December 31, 2004
Securitized Loans
Domestic:
Credit card	86.3%	82.6%
Other consumer	44.5	49.2
Commercial	26.1	26.9
Total domestic securitized loans	77.7	76.4
Foreign:
Credit card	64.4	68.8
Other consumer	-	-
Commercial	-	-
Total foreign securitized loans	53.5	57.0
Total securitized loans	72.5	72.2

During the three and six months ended June 30, 2005, there was an increase of $1.6 billion and $4.4 billion, respectively, in the Corporation’s loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors. The Corporation’s loan portfolio is expected to increase an additional $18.8 billion during the next twelve months as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity. Should the Corporation choose not to or be unable to securitize these assets in the future, additional on-balance sheet funding, capital and loan loss reserves would be required.

Table 28 presents the Corporation’s securitized loans distribution.

Table 28: Securitized Loans Distribution
(dollars in thousands) (unaudited)

	June 30, 2005		December 31, 2004

Securitized Loans
Domestic:
Credit card	$64,712,665	76.0%	$66,225,646	75.4%
Other consumer	5,667,657	6.7	5,664,384	6.5
Commercial	1,094,615	1.3	1,007,324	1.1
Total domestic securitized loans	71,474,937	84.0	72,897,354	83.0
Foreign:
Credit card	13,613,837	16.0	14,961,971	17.0
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign securitized loans	13,613,837	16.0	14,961,971	17.0
Total securitized loans	$85,088,774	100.0%	$87,859,325	100.0%

The Corporation's securitization transactions contain provisions which could require that the excess spread generated by the securitized loans be accumulated in the trusts to provide additional credit enhancement to the investors. These provisions require that excess spread be retained once the yield less trust expenses falls below levels established in the transaction documents. Generally, the yield less trust expenses is measured over a three month period and the initial trigger levels are between 6.50% and 4.50%, depending on the terms of the particular securitization transaction. At June 30, 2005 and December 31, 2004, no excess spread was retained by the trusts under these provisions.

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

Table 29 presents the Corporation’s estimated maturities of investor principal at June 30, 2005.

Table 29: Estimated Maturities of Investor Principal at June 30, 2005
(dollars in thousands) (unaudited)

One year or less (a)	$18,785,843
Over one year through two years	14,123,282
Over two years through three years	14,155,663
Over three years through four years	10,035,301
Over four years through five years	7,252,693
Thereafter	19,314,180
Total amortization of investor principal	83,666,962
Estimated collectible billed interest and fees included in securitized loans	1,421,812
Total securitized loans	$85,088,774

(a) The $5.2 billion MBNA Master Note Trust Emerald Program (“Emerald Notes”) and the £500.0 million UK
        Receivables Trust II Series 2004 - VFN Program (“Variable Funding Notes”) are comprised of short-term commercial paper and are included in the one year or less category based on the possibility that maturing
        Emerald Notes and Variable Funding Notes cannot be re-issued. These events would cause the transactions to begin amortizing, thus creating a liquidity requirement. However, the Corporation expects the Emerald
        Notes and Variable Funding Notes to continue to be reissued during the course of the program through the scheduled final maturity dates, which are scheduled to occur in 2006 and 2009, respectively.

Table 30 presents summarized yields for each trust for the three months ended June 30, 2005. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0% for a contractually specified period, generally a three month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

Table 30: Securitization Trust Yields in Excess of Minimum Yield Data
(dollars in thousands) (unaudited)

			For the Three Months Ended June 30, 2005
							Yield in Excess of Minimum Yield (a)
									Series Range
	Investor Principal	Number of Series in Trust	Average Annualized Yield		Average Minimum Yield		Weighted Average		High		Low
MBNA Master Credit Card Trust II	$19,762,257	28	19.28%		11.14%		8.14%		8.40%		7.57%
MBNA Credit Card Master Note Trust (b)	41,892,415	79	19.40		11.02		8.38		8.38		8.38
MBNA Master Consumer Loan Trust	5,560,278	3	(c	)	(c	)	(c	)	(c	)	(c	)
MBNA Triple A Master Trust	2,000,000	2	19.08		10.82		8.26		8.30		8.25
Multiple Asset Note Trust	1,086,957	2	19.26		11.05		8.21		8.21		8.21
UK Receivables Trust	1,880,143	3	20.59		12.75		7.84		8.24		6.79
UK Receivables Trust II	8,517,317	14	19.31		12.20		7.11		8.03		6.93
Gloucester Credit Card Trust	2,967,595	10	20.68		10.20		10.48		10.95		9.93

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

Other Off-Balance Sheet Arrangements

MBNA Capital A, MBNA Capital B, MBNA Capital C, MBNA Capital D, and MBNA Capital E (collectively the “statutory trusts”) are variable interest entities of which the Corporation is not the primary beneficiary. See “Note 19: Long-Term Debt and Bank Notes” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion of the statutory trusts.

The Corporation utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk and foreign currency exchange rate risk that exist as part of its ongoing business operations. See “Note 32: Fair Value of Financial Instruments” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, for further detail regarding the Corporation’s derivative financial instruments. See “Note B: Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for an update on the Corporation’s derivative financial instruments.

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

The liquidity requirements of the Corporation are met by regular dividend payments from MBNA America, the growth in retained earnings from regular operations, and the issuance of unsecured senior medium-term notes and senior notes. The available cash position of the Corporation is maintained at a level sufficient to meet anticipated cash needs for at least one year. The liquidity of the banking subsidiaries is managed to reflect the anticipated cash required to finance loan demand and to maintain sufficient liquid assets to cover the maturities for the next six months for all off-balance sheet securitizations, unsecured debt, and wholesale money market funding sources. The level of liquid assets, which is comprised of the investments and money market assets described further in "Investment Securities and Money Market Instruments," is managed to a size prudent for both anticipated loan receivable growth and overall conditions in the markets for asset-backed securitization, unsecured corporate debt, and short-term borrowed funds. The Corporation, MBNA America, MBNA Europe, and MBNA Canada also have access to the credit facilities described further in “Note 29: Commitments and Contingencies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. Finally, the deposit funding sources are also used to finance loan receivable growth and to maintain a sufficient level of liquid assets.

Table 31 provides a summary of the estimated amounts and maturities of the contractual obligations of the Corporation at June 30, 2005.

Table 31: Estimated Contractual Obligations (a) (b)
(dollars in thousands) (unaudited)

	At June 30, 2005
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Long-term debt and bank notes (par) (c)	$1,919,199	$4,064,662	$2,641,786	$3,935,765	$12,561,412
Minimum rental payments under noncancelable operating leases	19,313	18,399	3,788	1,446	42,946
Purchase obligations (d)	303,488	334,773	152,659	50,723	841,643
Restructuring charge, excluding benefit plan obligations (e)	100,561	7,596	-	-	108,157
Other long-term liabilities reflected in the Corporation's consolidated statements of financial condition (f)	171,740	162,545	208,974	132,991	676,250
Total estimated contractual obligations	$2,514,301	$4,587,975	$3,007,207	$4,120,925	$14,230,408

(a)  “Note 32: Fair Value of Financial Instruments - Derivative Financial Instruments” of the Corporation’s Annual Report
         on Form 10-K for the year ended December 31, 2004 provides further detail on the Corporation’s derivative financial instruments. These amounts are not included in this Table.

(b) Table 32 provides detail on the maturities of deposits. These amounts are not included in this Table.
(c) Excludes interest.
(d)  Includes the royalties to endorsing organizations payable in the future subject to certain conditions, commitments for
        Community Reinvestment Act investments that cannot be canceled, and other purchase obligations.

(e) “Note M: Restructuring Charge” to the consolidated financial statements provides further detail regarding the restructuring charge.
(f) Includes amounts accrued for Customer reward programs and other long-term contractual obligations.

If certain terms on the above estimated contractual requirements are not met, there may be an acceleration of the payment due dates noted above. As of June 30, 2005, the Corporation was not in default of any such covenants. The Corporation estimates that it will have $2.5 billion in contractual obligation requirements due within the next year.

Stock Repurchases

During the three and six months ended June 30, 2005, the Corporation issued 5.2 million and 17.1 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 2.4 million and 14.3 million common shares for $44.5 million and $355.5 million, respectively. The Corporation received $81.7 million and $217.8 million in proceeds from the exercise of stock options for the three and six months ended June 30, 2005, respectively.

The Corporation repurchased 12.6 million shares of common stock for $250.4 million and 22.6 million shares of common stock for $500.7 million during the three and six months ended June 30, 2005, respectively, in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s merger agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

Off-Balance Sheet Asset Securitization

At June 30, 2005, the Corporation funded 72.5% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during future periods. The consumer asset-backed securitization market in the United States exceeded $1.8 trillion at June 30, 2005, with approximately $371 billion of asset-backed securities issued during the first six months of 2005. An additional $173 billion of consumer asset-backed securities were issued in European markets during the first six months of 2005. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation's loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan principal receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain in the Corporation's consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation's consolidated statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Credit Facilities

The Corporation, MBNA America, MBNA Europe, and MBNA Canada have various credit facilities. These facilities may be used for general corporate purposes. With the exception of MBNA Europe’s short-term on-balance sheet financing structure, these facilities were not drawn upon at June 30, 2005.

“Note 29: Commitments and Contingencies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s credit facilities.

Borrowed Funds

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by MBNA America, short-term deposit notes issued by MBNA Canada, on-balance-sheet structured financings, and other transactions with maturities greater than one business day but less than one year. Short-term borrowings were $2.7 billion at June 30, 2005 and $2.1 billion at December 31, 2004.

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

Long-term debt and bank notes were $12.7 billion at June 30, 2005 and $11.4 billion at December 31, 2004. See Table 31 for estimated maturities of the contractual obligations related to long-term debt and bank notes at June 30, 2005.

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

Total deposits were $30.9 billion at June 30, 2005 and $31.2 billion at December 31, 2004.

Included in the deposit maturity category of one year or less are money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts totaling $9.2 billion. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature.

Included in the Corporation’s direct deposits at June 30, 2005 and December 31, 2004, were noninterest-bearing deposits of $2.8 billion and $2.7 billion, representing 9.2% and 8.8% of total deposits, respectively. Included in the domestic direct deposits at June 30, 2005 and December 31, 2004 were noninterest-bearing deposits of $2.4 billion. Included in the foreign direct deposits at June 30, 2005 and December 31, 2004 were noninterest-bearing deposits of $407.7 million and $306.3 million, respectively. The Corporation also had interest-bearing direct deposits at June 30, 2005 of $24.6 billion, as compared to $24.4 billion at December 31, 2004.

Included in the Corporation’s other deposits at June 30, 2005 and December 31, 2004, were brokered deposits of $3.5 billion and $4.1 billion, representing 11.2% and 13.0% of total deposits, respectively.

If brokered deposits are not renewed at maturity, they could be replaced by funds from maturing investment securities and money market instruments or other funding sources. During the six months ended June 30, 2005, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, it expects that brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At June 30, 2005, MBNA America and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

Table 32 provides the maturities of the Corporation’s deposits at June 30, 2005.

Table 32: Maturities of Deposits at June 30, 2005
(dollars in thousands) (unaudited)

	Maturities
	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total Deposits
Domestic:
Direct deposits	$17,496,402	$3,899,838	$1,879,670	$1,273,246	$1,316,197	$9,642	$25,874,995
Other deposits (a)	1,672,555	994,368	614,520	29,206	-	-	3,310,649
Total domestic deposits	19,168,957	4,894,206	2,494,190	1,302,452	1,316,197	9,642	29,185,644
Foreign:
Direct deposits	1,309,401	42,770	84,590	43,653	89,982	-	1,570,396
Other deposits (a)	154,395	-	-	-	-	-	154,395
Total foreign deposits	1,463,796	42,770	84,590	43,653	89,982	-	1,724,791
Total deposits	$20,632,753	$4,936,976	$2,578,780	$1,346,105	$1,406,179	$9,642	$30,910,435

(a) At June 30, 2005, all other deposits were brokered deposits.

Investment Securities and Money Market Instruments

The Corporation held a liquid asset portfolio comprised of $7.1 billion of investment securities and $5.4 billion of money market instruments at June 30, 2005, as compared to $6.4 billion of investment securities and $4.4 billion of money market instruments at December 31, 2004.

The size and distribution of the liquid asset portfolio is determined by management's expectations regarding loan growth as well as market and economic conditions. These securities and money market instruments provide increased liquidity and flexibility to support the Corporation's funding requirements. The Corporation’s liquid asset portfolio increased at June 30, 2005, as compared to December 31, 2004, due to higher loan repayment volume. This portfolio is held primarily for liquidity purposes, and as a result, no trading positions are assumed, and the majority of investment securities are classified as available-for-sale. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury and other U.S. government agencies obligations and asset-backed and other securities, was $6.8 billion at June 30, 2005 and $6.1 billion at December 31, 2004.

Management's current guidelines for the liquid asset portfolio include a weighted average maturity not to exceed two years, an investment securities portion weighted average life not to exceed three years, and a maturity of fixed rate U.S. Treasury and other U.S. government agencies obligations not to exceed five years. Of the investment securities held at June 30, 2005, $2.3 billion are anticipated to mature within 12 months and the weighted average maturities were all within management’s current guidelines.

The investment securities consist primarily of AAA-rated securities, most of which could be used as collateral under repurchase agreements. Domestic asset-backed and other securities consist primarily of credit card, student loan, dealer floor plan and home equity issuers with over 95% rated AAA.

Table 33 presents the summary of investment securities.

Table 33: Summary of Investment Securities at June 30, 2005
(dollars in thousands) (unaudited)

	Estimated Maturities
	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value
Available-for-Sale
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$1,141,129	$2,576,030	$-	$-	$3,717,159	$3,734,686	$3,717,159
State and political subdivisions of the United States	100,570	-	-	-	100,570	100,570	100,570
Asset-backed and other securities	673,569	1,716,614	149,535	40	2,539,758	2,541,775	2,539,758
Total domestic investment securities available-for-sale	1,915,268	4,292,644	149,535	40	6,357,487	6,377,031	6,357,487
Foreign	341,165	40,638	20,340	-	402,143	401,648	402,143
Total investment securities available-for-sale	$2,256,433	$4,333,282	$169,875	$40	$6,759,630	$6,778,679	$6,759,630
Held-to-Maturity
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$-	$-	$-	$268,811	$268,811	$268,811	$270,404
State and political subdivisions of the United States	188	-	649	5,297	6,134	6,134	6,274
Asset-backed and other securities	-	-	-	17,845	17,845	17,845	17,408
Total domestic investment securities held-to-maturity	188	-	649	291,953	292,790	292,790	294,086
Foreign	-	1,000	-	-	1,000	1,000	1,000
Total investment securities held-to-maturity	$188	$1,000	$649	$291,953	$293,790	$293,790	$295,086

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

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, the impact of anticipated changes in the pricing of the Corporation’s variable-rate loans, consumer preferences, and management's capital plans. At June 30, 2005, variable-rate loans made up approximately 45% of total managed loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at June 30, 2005, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $28 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $28 million in projected net income during the next 12 months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to mitigate its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At June 30, 2005, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $228 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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

In June 2005, certain retail merchants filed a purported class action lawsuit in the United States District Court for the District of Connecticut, alleging that MasterCard and Visa and their member banks, including MBNA America Bank, N.A., conspired to charge retailers excessive interchange and other fees in violation of federal antitrust laws. In July and August 2005, certain other merchants filed in the United States District Court for the Southern District of New York separate lawsuits against Visa and MasterCard alleging similar antitrust claims.

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

After a lengthy investigation by the OFT of MasterCard interchange rates in the U.K., the OFT issued its draft conclusions in November 2004, finding that the setting of the default interchange fees at their current levels in the U.K. represents a restriction of competition leading to an unjustifiably high interchange rate. If the OFT's draft conclusions are implemented, MasterCard interchange rates in the U.K. would be significantly reduced. MasterCard and its U.K. members have challenged the OFT's draft conclusions. A final decision by the OFT on MasterCard interchange is expected by September 2005 and will be subject to an appeal process. The appeal process could postpone the final resolution of the OFT's investigation, and its effects, to 2006. In October 2004, the OFT extended its interchange investigation to Visa domestic interchange rates in the U.K.

The Corporation cannot predict the amount and timing of any reductions in interchange rates in the U.K. as a result of the OFT investigations described above. However, as indicated above, reductions to interchange rates in the U.K. could be substantial.

OFT Investigation of Default Charges in the U.K.

Since 2003, the OFT has been conducting an industry wide investigation into alleged unfair contract terms in Customer agreements and questioning how the Corporation establishes default charges, such as late, overlimit, and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 (the “Regulations”) render unenforceable consumer credit agreement terms relating to default charges to the extent they are disproportionately high in relation to the actual cost to the creditor of the default. The OFT notified the Corporation in July 2005 that it has concluded on a preliminary basis that the Corporation’s default charges are excessive and need to be significantly reduced in order to be fair under the Regulations, and has given the Corporation three months to make a firm commitment to change its default charges practices or otherwise to address the concerns raised by the OFT. The Corporation is in the process of developing a response to the OFT and cannot state what the eventual outcome of the OFT’s investigation will be. The OFT must seek a court injunction to enforce its findings. In the event the OFT's view prevails, the Corporation's default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Corporation may also be subject to claims from Customers seeking reimbursement of default charges.

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

U.S. regulatory agencies recently published the results of a Quantitative Impact Study conducted in order to assess the impact of the new accord on capital requirements of U.S. financial institutions. Approximately 30 organizations, including the Corporation, participated in the exercise. The regulatory agencies announced that they determined that the new accord would reduce capital levels significantly for large banks that participated in the study and announced intentions to study the effects further. Although the Corporation cannot predict any further changes to be proposed by the regulatory agencies, the Corporation believes that its current level of capital will be sufficient to meet the increase in required regulatory capital.

Bankruptcy Reform Law

In April 2005, President Bush signed into law the Bankruptcy Abuse Prevention and Consumer Protection Act, which will restrict the ability of individuals to clear their debts through bankruptcy. Major provisions of the new law go into effect in October 2005. Under the new law, more people will be required to file under a Chapter 13 bankruptcy, in which an individual is placed on a repayment plan of up to five years, instead of having their debt cleared automatically. Debts not addressed by the repayment plan do not have to be paid. The new law also contains provisions such as income qualification tests, more stringent restrictions on current bankruptcy exemptions, and mandatory credit counseling. In the period leading up to the October 2005 effective date, the new law could cause bankruptcy filings to accelerate, thereby increasing the Corporation's net credit losses for that period. However, once in effect, the new law could cause bankruptcy filings to decrease, thereby reducing the Corporation’s net credit losses. The Corporation’s future net credit losses are by their nature uncertain and changes in economic conditions, regulatory policies, seasonality, and other factors may also impact losses.

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

Interest Rate Increases

An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Liquidity and Rate Sensitivity – Interest Rate Sensitivity” for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability of Funding and Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environments governing securitizations could adversely affect the Corporation. See “Liquidity and Rate Sensitivity – Liquidity Management” for a discussion of the Corporation’s liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption “Liquidity and Rate Sensitivity – Interest Rate Sensitivity” and “Liquidity and Rate Sensitivity – Foreign Currency Exchange Rate Sensitivity” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Securities Lawsuits

In May and June 2005, several lawsuits were filed in federal court against the Corporation and certain of its officers. These lawsuits are purported class actions seeking unspecified damages, interest and costs, including reasonable attorneys’ fees, stemming from alleged violations of the Securities Exchange Act of 1934, as amended. On April 21, 2005, the Corporation announced in its first quarter earnings release that management believed the Corporation’s 2005 earnings would be “significantly below” its previously-stated growth objective. The Corporation’s stock price dropped following publication of that earnings release. The lawsuits allege that the Corporation and certain of its officers violated federal securities laws through material misstatements and omissions regarding the Corporation’s business, which the plaintiffs allege had the effect of inflating the Corporation’s stock price. In May, June, and July 2005, shareholder derivative lawsuits were filed in federal and state courts on behalf of the Corporation alleging that certain officers and directors of the Corporation breached their fiduciary duties to the Corporation and violated federal securities laws. These derivative lawsuits arise out of the facts described above. The Corporation’s Board of Directors appointed a special committee of independent directors to review and respond to the derivative complaints.

In June 2005, a purported class action lawsuit was filed in the United States District Court for the District of Delaware against MBNA Corporation, the Pension and 401 (k) Plan Committee of MBNA Corporation and certain directors and officers of MBNA Corporation. The lawsuit alleges that the defendants violated certain provisions of the Employee Retirement Income Security Act of 1974 as a result of breaches of fiduciary duties owed to the 401(k) plan participants and beneficiaries. Specifically, the alleged breaches of fiduciary duties related to, but are not limited to, (i) offering MBNA Corporation common stock as an investment option, (ii) purchasing MBNA Corporation stock for the 401(k) plan, (iii) holding MBNA Corporation stock in the 401(k) plan, (iv) failing to monitor the 401(k) plan’s investment in MBNA Corporation stock and (v) failing to communicate information concerning MBNA Corporation’s financial performance to 401(k) plan participants and beneficiaries.

The Corporation denies the claims made in these lawsuits and intends to defend these matters vigorously.

Merchants Litigation

In June 2005, certain retail merchants filed a purported class action lawsuit in the United States District Court for the District of Connecticut, alleging that MasterCard and Visa and their member banks, including MBNA America, conspired to charge retailers excessive interchange in violation of federal antitrust laws. The Corporation is in the process of reviewing and assessing the impact of the lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Summary of Stock Repurchases
(amounts and dollars in thousands, except for average price paid per share) (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2005 - April 30, 2005
From employees (b)	92	$23.95
Open market	-	-	-	$1,750,000

May 1, 2005 - May 31, 2005
From employees (b)	16	19.95
Open market	14,474	19.77	12,631	1,500,000

June 1, 2005 - June 30, 2005
From employees (b)	187	21.38
Open market	288	21.43	-	1,500,000

Total	15,057	19.81	12,631

(a) On January 20, 2005, the Corporation announced the approval of a share repurchase program and authorized the repurchase of up to $2 billion of common stock over two years (ending December 31, 2006). Under the
        Corporation’s Merger Agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

MBNA Corporation

Date: August 9, 2005	/s/	Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Financial Officer