Form 10-Q
period 2005-09-30
MBNA CORP
filed 2005-11-09
CIK 870517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Common Stock, $.01 Par Value - 1,255,083,579 Shares Outstanding as of September 30, 2005

MBNA CORPORATION

Item 1.
MBNA CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$903,095	$949,706
Interest-earning time deposits in other banks	2,232,871	2,767,831
Federal funds sold	1,030,000	1,605,000
Investment securities:
Available-for-sale (amortized cost of $6,383,080 and $6,083,252 at September 30, 2005 and December 31, 2004, respectively)	6,318,638	6,062,520
Held-to-maturity (market value of $285,098 and $300,072 at September 30, 2005 and December 31, 2004, respectively)	290,349	299,074
Loan receivables:
Credit card	20,649,014	20,691,060
Other consumer	10,860,639	9,105,025
Commercial	4,011,388	3,962,765
Total loan receivables	35,521,041	33,758,850
Reserve for possible credit losses	(971,802)	(1,136,558)
Net loan receivables	34,549,239	32,622,292
Premises and equipment, net	2,559,176	2,787,755
Accrued income receivable	389,777	397,063
Accounts receivable from securitization	8,372,300	8,443,849
Intangible assets and goodwill, net	3,625,559	3,572,667
Prepaid expenses and deferred charges	345,901	438,804
Other assets	2,010,347	1,767,579
Total assets	$62,627,252	$61,714,140

LIABILITIES
Deposits:
Time deposits	$20,158,637	$21,789,358
Money market deposit accounts	6,328,003	6,582,997
Noninterest-bearing deposits	2,749,114	2,740,063
Interest-bearing transaction accounts	9,609	49,781
Savings accounts	15,615	77,305
Total deposits	29,260,978	31,239,504
Short-term borrowings	2,223,520	2,104,414
Long-term debt and bank notes	13,911,913	11,422,900
Accrued interest payable	310,430	286,313
Accrued expenses and other liabilities	3,688,147	3,337,757
Total liabilities	49,394,988	48,390,888

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 20,000,000 shares authorized, 8,573,882 shares issued and outstanding at September 30, 2005 and December 31, 2004)	86	86
Common stock ($.01 par value, 1,500,000,000 shares authorized, 1,255,083,579 shares at September 30, 2005, and 1,277,671,875 shares at December 31, 2004, issued and outstanding)	12,551	12,777
Additional paid-in capital	1,400,769	2,026,175
Retained earnings	11,461,523	10,620,838
Accumulated other comprehensive income	357,335	663,376
Total stockholders' equity	13,232,264	13,323,252
Total liabilities and stockholders' equity	$62,627,252	$61,714,140

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest Income
Loan receivables	$1,009,043	$857,604	$2,795,980	$2,591,714
Investment securities:
Taxable	56,560	33,592	158,809	88,820
Tax-exempt	650	380	1,938	1,048
Time deposits in other banks	34,881	25,168	117,682	67,257
Federal funds sold	2,854	7,158	12,651	18,780
Other interest income	82,668	78,291	253,356	235,268
Total interest income	1,186,656	1,002,193	3,340,416	3,002,887

Interest Expense
Deposits	263,989	245,358	765,671	732,517
Short-term borrowings	27,025	19,933	72,000	51,123
Long-term debt and bank notes	166,542	125,241	453,618	345,536
Total interest expense	457,556	390,532	1,291,289	1,129,176
Net Interest Income	729,100	611,661	2,049,127	1,873,711
Provision for possible credit losses	262,357	273,387	722,326	890,105
Net interest income after provision for possible credit losses	466,743	338,274	1,326,801	983,606

Other Operating Income
Securitization income	1,515,842	1,770,235	4,454,163	4,981,410
Interchange	123,865	113,491	341,206	318,860
Credit card loan fees	160,539	134,251	395,817	398,471
Other consumer loan fees	55,713	46,941	157,894	123,959
Commercial loan fees	22,841	17,992	63,982	50,919
Insurance	69,763	51,512	185,766	149,638
Other	54,482	25,168	117,945	78,485
Total other operating income	2,003,045	2,159,590	5,716,773	6,101,742

Other Operating Expense
Salaries and employee benefits	513,073	545,143	1,581,198	1,666,054
Occupancy expense of premises	42,520	46,630	128,106	137,546
Furniture and equipment expense	119,595	105,913	347,842	293,965
Restructuring (benefit) charge	(17,914)	-	764,084	-
Other	685,543	650,992	2,061,299	2,064,897
Total other operating expense	1,342,817	1,348,678	4,882,529	4,162,462
Income Before Income Taxes	1,126,971	1,149,186	2,161,045	2,922,886
Applicable income taxes	409,075	420,877	779,273	1,014,534
Net Income	$717,896	$728,309	$1,381,772	$1,908,352

Earnings Per Common Share	$.57	$.57	$1.08	$1.49
Earnings Per Common Share—Assuming Dilution	.56	.56	1.07	1.46
Dividends Per Common Share	.14	.12	.42	.36

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share amounts) (unaudited)

	Outstanding Shares
	Preferred (000)	Common (000)	Preferred Stock	Common Stock
Balance, December 31, 2004	8,574	1,277,672	$86	$12,777
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.42 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	20,188	-	202
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(42,776)	-	(428)
Balance, September 30, 2005	8,574	1,255,084	$86	$12,551

Balance, December 31, 2003	8,574	1,277,598	$86	$12,776
Comprehensive income:
Net income	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income
Cash dividends:
Common - $.36 per share	-	-	-	-
Preferred	-	-	-	-
Exercise of stock options and other awards	-	11,550	-	116
Stock-based compensation tax benefit	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-
Acquisition and retirement of common stock	-	(11,472)	-	(115)
Balance, September 30, 2004	8,574	1,277,676	$86	$12,777

MBNA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
(dollars in thousands, except per share amounts) (unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2004	$2,026,175	$10,620,838	$663,376	$13,323,252
Comprehensive income:
Net income	-	1,381,772	-	1,381,772
Other comprehensive income, net of tax	-	-	(306,041)	(306,041)
Comprehensive income				1,075,731
Cash dividends:
Common - $.42 per share	-	(530,539)	-	(530,539)
Preferred	-	(10,548)	-	(10,548)
Exercise of stock options and other awards	261,785	-	-	261,987
Stock-based compensation tax benefit	54,301	-	-	54,301
Amortization of deferred compensation expense	61,205	-	-	61,205
Acquisition and retirement of common stock	(1,002,697)	-	-	(1,003,125)
Balance, September 30, 2005	$1,400,769	$11,461,523	$357,335	$13,232,264

Balance, December 31, 2003	$2,119,700	$8,571,174	$409,304	$11,113,040
Comprehensive income:
Net income	-	1,908,352	-	1,908,352
Other comprehensive income, net of tax	-	-	14,212	14,212
Comprehensive income				1,922,564
Cash dividends:
Common - $.36 per share	-	(459,935)	-	(459,935)
Preferred	-	(10,548)	-	(10,548)
Exercise of stock options and other awards	109,597	-	-	109,713
Stock-based compensation tax benefit	38,432	-	-	38,432
Amortization of deferred compensation expense	70,622	-	-	70,622
Acquisition and retirement of common stock	(290,121)	-	-	(290,236)
Balance, September 30, 2004	$2,048,230	$10,009,043	$423,516	$12,493,652

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$1,381,772	$1,908,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	722,326	890,105
Depreciation, amortization, and accretion	740,368	708,410
Benefit for deferred income taxes	(193,553)	(5,700)
Decrease in accrued income receivable	8,614	59,656
Decrease (increase) in accounts receivable from securitization	32,141	(326,294)
Increase in accrued interest payable	32,342	1,814
Restructuring-related items, excluding benefit plan obligations	198,369	-
Decrease in other operating activities	705,483	36,000
Net cash provided by operating activities	3,627,862	3,272,343
Investing Activities
Net decrease (increase) in money market instruments	991,153	(1,855,433)
Proceeds from maturities of investment securities available-for-sale	1,593,030	1,090,560
Purchases of investment securities available-for-sale	(1,918,439)	(2,525,978)
Proceeds from maturities of investment securities held-to-maturity	54,437	62,068
Purchases of investment securities held-to-maturity	(45,631)	(22,224)
Proceeds from securitization of loans	7,937,588	10,220,306
Acquisitions of businesses, net of cash	(424,811)	(355,688)
Loan portfolio acquisitions	(1,494,686)	(1,377,008)
Increase in loans due to principal payments to investors in the Corporation's securitization transactions	(7,862,956)	(9,513,113)
Net loan (originations) repayments	(2,267,854)	3,040,381
Net purchases of premises and equipment	(305,811)	(367,329)
Net cash used in investing activities	(3,743,980)	(1,603,458)
Financing Activities
Net decrease in money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts	(319,026)	(220,363)
Net (decrease) increase in time deposits	(1,504,499)	534,014
Net increase (decrease) in short-term borrowings	157,735	(307,980)
Proceeds from issuance of long-term debt and bank notes	4,650,727	505,406
Maturity of long-term debt and bank notes	(1,640,712)	(1,414,489)
Proceeds from exercise of stock options and other awards	261,987	109,713
Acquisition and retirement of common stock	(1,003,125)	(290,236)
Dividends paid	(518,276)	(444,915)
Net cash provided by (used in) financing activities	84,811	(1,528,850)
Effect of exchange rate changes on cash and due from banks	(15,304)	(5,218)
(Decrease) Increase in Cash and Due from Banks	(46,611)	134,817
Cash and due from banks at beginning of period	949,706	660,022
Cash and due from banks at end of period	$903,095	$794,839

Supplemental Disclosure
Interest expense paid	$1,868,756	$1,116,311
Income taxes paid	$912,965	$819,829

The accompanying notes are an integral part of the consolidated financial statements.

MBNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of MBNA Corporation (the “Corporation”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004, should be read in conjunction with these consolidated financial statements. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

During the nine months ended September 30, 2005, the Corporation entered into certain financial instruments designated as cash flow hedges to mitigate the exchange rate risk associated with issuing fixed-rate and variable-rate Euro and Dollar-denominated debt. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income in the consolidated statements of changes in stockholders’ equity and recognized in the consolidated statements of income in the same period during which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Note C: New Accounting Pronouncements

In April 2005, the Securities and Exchange Commission approved a rule delaying the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”) for public companies. Statement No. 123(R) was to be effective for public companies for the first interim or annual reporting period beginning after June 15, 2005, however, it is now effective for public companies for the first annual, rather than interim, reporting period beginning after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R). In accordance with the rule, on January 1, 2006, the Corporation will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The financial statement impact for the year ended December 31, 2006 is expected to reduce both earnings per common share and earnings per common share - assuming dilution by approximately $.02 per share. Should the planned merger with and into Bank of America Corporation (“Bank of America”) occur on or prior to January 1, 2006 (the effective date of FAS 123(R) for the Corporation), all options will vest immediately preceding the change of control, and there would be no financial statement impact for the year ended December 31, 2006 to earnings per common share or earnings per common share - assuming dilution. See “Note N: Mergers and Acquisitions” for more information on the proposed merger of the Corporation with and into Bank of America.

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

Pro Forma Net Income and Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Income
As reported	$717,896	$728,309	$1,381,772	$1,908,352
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,151	17,384	39,134	46,109
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17,728)	(30,851)	(68,802)	(87,863)
Pro forma	$709,319	$714,842	$1,352,104	$1,866,598

Earnings Per Common Share
As reported	$.57	$.57	$1.08	$1.49
Pro forma	.56	.56	1.06	1.45
Earnings Per Common Share-Assuming Dilution
As reported	.56	.56	1.07	1.46
Pro forma	.55	.55	1.05	1.43

During the nine months ended September 30, 2005, the Corporation granted options for 40,000 shares to the Corporation’s non-employee directors. No other option grants were made during the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, the Corporation issued 3.2 million shares of restricted common stock under the Corporation's 1997 Long Term Incentive Plan to the Corporation's senior officers. The restricted common stock had an aggregate market value of $78.9 million when issued. Unamortized compensation expense related to all of the Corporation's outstanding restricted stock awards was $192.1 million and $167.3 million at September 30, 2005 and December 31, 2004, respectively. Substantially all restricted common stock awards of the Corporation will vest immediately preceding a change of control. See “Note N: Mergers and Acquisitions” for further detail on the proposed merger of the Corporation with and into Bank of America.

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued. During the three and nine months ended September 30, 2005, the Corporation issued 3.1 million and 20.2 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 5.9 million and 20.2 million common shares for $147.0 million and $502.5 million, respectively. The Corporation received $44.1 million and $262.0 million in proceeds from the exercise of stock options for the three and nine months ended September 30, 2005, respectively.

Note E: Loan Receivables

Included in the Corporation’s loan receivables at September 30, 2005 and December 31, 2004 were loans held for securitization of $8.9 billion and $8.2 billion, respectively.

Note F: Preferred Stock

The Corporation's Board of Directors declared the following quarterly dividends for the Corporation's Series A and Series B Preferred Stock:

			Series A		Series B
Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Rate	Dividend Per Preferred Share	Dividend Rate	Dividend Per Preferred Share

January 20, 2005	March 31, 2005	April 15, 2005	7.50%	$ .46875	5.50%	$ .34380
April 21, 2005	June 30, 2005	July 15, 2005	7.50	.46875	5.50	.34380
July 18, 2005	September 30, 2005	October 17, 2005	7.50	.46875	5.50	.34380

On October 4, 2005, the Corporation announced its intention to redeem all of its outstanding Series A and Series B Preferred Stock. The Corporation’s Series A Preferred Stock was redeemed at a price of $25.09896 per share, which includes the face amount of $25 per share plus $.09896 of accrued and unpaid dividends. The Corporation’s Series B Preferred Stock was redeemed at a price of $25.0726 per share, which includes the face amount of $25 per share plus $.0726 of accrued and unpaid dividends. The Corporation’s preferred stock was redeemed on November 3, 2005, reducing the Corporation’s stockholders’ equity by $214.3 million.

Note G: Common Stock

The Corporation’s Board of Directors declared the following quarterly dividends for the Corporation’s Common Stock:

Declaration Date	To Stockholders of Record as of	Payment Date	Dividend Per Common Share

January 20, 2005	March 15, 2005	April 1, 2005	$ .14
April 21, 2005	June 15, 2005	July 1, 2005	.14
July 18, 2005	September 15, 2005	October 1, 2005	.14
October 19, 2005	December 2, 2005	December 23, 2005	.14

Under the Merger Agreement with Bank of America, the Corporation agreed to limit the payment of quarterly dividends by the Corporation to $.14 or less per share of common stock.

The Corporation repurchased 22.6 million shares of common stock for $500.7 million during the nine months ended September 30, 2005, in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s Merger Agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

Computation of Earnings Per Common Share
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Earnings Per Common Share
Net income	$717,896	$728,309	$1,381,772	$1,908,352
Less: preferred stock dividend requirements	3,516	3,516	10,548	10,548
Net income applicable to common stock	$714,380	$724,793	$1,371,224	$1,897,804

Weighted average common shares outstanding (000)	1,259,027	1,277,665	1,265,255	1,277,781

Earnings per common share	$.57	$.57	$1.08	$1.49

Earnings Per Common Share - Assuming Dilution
Net income	$717,896	$728,309	$1,381,772	$1,908,352
Less: preferred stock dividend requirements	3,516	3,516	10,548	10,548
Net income applicable to common stock	$714,380	$724,793	$1,371,224	$1,897,804

Weighted average common shares outstanding (000)	1,259,027	1,277,665	1,265,255	1,277,781
Net effect of dilutive stock options (000)	11,765	16,442	11,656	19,618
Weighted average common shares outstanding and common stock equivalents (000)	1,270,792	1,294,107	1,276,911	1,297,399

Earnings per common share - assuming dilution	$.56	$.56	$1.07	$1.46

There were 45,000 stock options (expiration dates ranging from 2014 to 2015) and 85,000 stock options (expiration dates ranging from 2011 to 2015) with an average option exercise price of $27.71 and $26.30 per share, outstanding for the three and nine months ended September 30, 2005, respectively, that were not included in the computation of earnings per common share-assuming dilution because the stock options’ exercise prices were greater than the average market price of the common shares, for the three and nine months ended September 30, 2005.

There were 50,000 stock options (expiration dates ranging from 2011 through 2014) with an average option exercise price of $24.85 per share outstanding for the three months ended September 30, 2004, that were not included in the computation of earnings per common share-assuming dilution as a result of the stock options’ exercise prices being greater than the average market price of the common shares, for the three months ended September 30, 2004. For the nine months ended September 30, 2004 all stock options outstanding were included in the computation of earnings per common share-assuming dilution, as a result of the stock options' exercise prices being less than the average market price of the common shares.

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	September 30, 2005			June 30, 2005
	(unaudited)			(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$694,513	$161,380	$4,683	$789,995	$182,637	$4,241
Weighted average life (in years)	.30	.90	.17	.29	.89	.17

Loan payment rate
(weighted average rate)	16.01%	4.85%	33.15%	17.12%	4.91%	32.90%
Impact on fair value of 20% adverse change	$97,430	$24,273	$472	$110,085	$27,596	$436
Impact on fair value of 40% adverse change	165,145	41,874	931	188,726	47,462	846

Gross credit losses (b)
(weighted average rate)	4.71%	7.36%	4.51%	4.90%	7.14%	4.82%
Impact on fair value of 20% adverse change	$208,708	$63,647	$2,233	$199,613	$61,253	$1,743
Impact on fair value of 40% adverse change	416,183	127,294	4,466	398,629	122,507	3,487

Excess spread (c)
(weighted average rate)	3.13%	3.73%	1.89%	3.88%	4.26%	2.35%
Impact on fair value of 20% adverse change	$138,903	$32,276	$937	$157,999	$36,527	$848
Impact on fair value of 40% adverse change	277,805	64,552	1,873	315,998	73,055	1,696

Discount rate
(weighted average rate)	11.00%	11.00%	11.00%	10.50%	10.50%	10.50%
Impact on fair value of 20% adverse change	$3,462	$2,125	$14	$3,578	$2,276	$12
Impact on fair value of 40% adverse change	6,895	4,205	28	7,128	4,507	25

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	September 30, 2004			June 30, 2004
	(unaudited)			(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$1,198,036	$155,466	$4,776	$1,164,944	$145,556	$5,852
Weighted average life (in years)	.32	.91	.17	.32	.89	.17

Loan payment rate
(weighted average rate)	15.22%	4.78%	33.01%	15.38%	4.93%	32.56%
Impact on fair value of 20% adverse change	$168,795	$23,543	$488	$164,179	$22,128	$620
Impact on fair value of 40% adverse change	290,238	40,728	953	281,471	38,062	1,175

Gross credit losses (b)
(weighted average rate)	4.90%	8.22%	5.21%	4.98%	8.25%	5.29%
Impact on fair value of 20% adverse change	$231,632	$72,879	$1,732	$231,720	$71,151	$1,781
Impact on fair value of 40% adverse change	463,264	145,759	3,463	463,439	142,302	3,563

Excess spread (c)
(weighted average rate)	5.07%	3.51%	2.87%	5.01%	3.38%	3.48%
Impact on fair value of 20% adverse change	$239,607	$31,093	$955	$232,989	$29,111	$1,170
Impact on fair value of 40% adverse change	479,214	62,186	1,910	465,978	58,222	2,341

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,106	$1,710	$12	$4,928	$1,559	$15
Impact on fair value of 40% adverse change	10,175	3,391	24	9,821	3,092	29

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	September 30, 2005			December 31, 2004
	(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$694,513	$161,380	$4,683	$1,133,320	$155,863	$3,582
Weighted average life (in years)	.30	.90	.17	.31	.90	.17

Loan payment rate
(weighted average rate)	16.01%	4.85%	33.15%	15.66%	4.84%	32.43%
Impact on fair value of 20% adverse change	$97,430	$24,273	$472	$159,061	$23,551	$383
Impact on fair value of 40% adverse change	165,145	41,874	931	273,059	40,624	720

Gross credit losses (b)
(weighted average rate)	4.71%	7.36%	4.51%	4.88%	8.25%	5.13%
Impact on fair value of 20% adverse change	$208,708	$63,647	$2,233	$227,384	$71,908	$1,732
Impact on fair value of 40% adverse change	416,183	127,294	4,466	454,767	143,817	3,463

Excess spread (c)
(weighted average rate)	3.13%	3.73%	1.89%	4.85%	3.58%	2.12%
Impact on fair value of 20% adverse change	$138,903	$32,276	$937	$226,664	$31,173	$716
Impact on fair value of 40% adverse change	277,805	64,552	1,873	453,328	62,345	1,433

Discount rate
(weighted average rate)	11.00%	11.00%	11.00%	10.00%	10.00%	10.00%
Impact on fair value of 20% adverse change	$3,462	$2,125	$14	$5,264	$1,877	$10
Impact on fair value of 40% adverse change	6,895	4,205	28	10,487	3,719	20

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

Securitization Key Assumptions and Sensitivities (a): (dollars in thousands)

	September 30, 2004			December 31, 2003
	(unaudited)

	Credit Card	Other Consumer	Commercial	Credit Card	Other Consumer	Commercial
Interest-only strip receivable	$1,198,036	$155,466	$4,776	$1,246,656	$84,043	$7,362
Weighted average life (in years)	.32	.91	.17	.33	.89	.17

Loan payment rate
(weighted average rate)	15.22%	4.78%	33.01%	14.49%	4.92%	32.55%
Impact on fair value of 20% adverse change	$168,795	$23,543	$488	$175,404	$12,785	$780
Impact on fair value of 40% adverse change	290,238	40,728	953	305,720	21,980	1,478

Gross credit losses (b)
(weighted average rate)	4.90%	8.22%	5.21%	5.24%	9.64%	5.06%
Impact on fair value of 20% adverse change	$231,632	$72,879	$1,732	$250,815	$83,294	$1,704
Impact on fair value of 40% adverse change	463,264	145,759	3,463	501,630	84,043	3,409

Excess spread (c)
(weighted average rate)	5.07%	3.51%	2.87%	5.20%	1.95%	4.37%
Impact on fair value of 20% adverse change	$239,607	$31,093	$955	$249,331	$16,809	$1,472
Impact on fair value of 40% adverse change	479,214	62,186	1,910	498,662	33,617	2,945

Discount rate
(weighted average rate)	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Impact on fair value of 20% adverse change	$5,106	$1,710	$12	$5,476	$902	$19
Impact on fair value of 40% adverse change	10,175	3,391	24	10,913	1,789	37

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

Note J: Long-Term Debt and Bank Notes

Long-term debt and bank notes consist of borrowings having an original maturity of one year or more.

During the nine months ended September 30, 2005, the Corporation issued long-term debt and bank notes consisting of the following:

Summary of Long-Term Debt and Bank Notes
(dollars in thousands) (unaudited)	Par Value

Fixed-Rate Senior Medium-Term Note, with an interest rate of 5.00%, payable semi-annually, maturing in 2010	$250,000

Floating-Rate Senior Medium-Term Note, priced at 43 basis points over the three-month London Interbank Offered Rate, payable quarterly, maturing in 2008	500,000

Fixed-Rate Euro Medium-Term Note, with an interest rate of 3.00%, payable annually, maturing in 2008 (€500.0 million)	662,850

Fixed-Rate Euro Medium-Term Note, with an interest rate of 4.47%, payable semi-annually, maturing in 2010	35,000

Fixed-Rate Euro Medium-Term Note, with an interest rate of 4.50%, payable annually, maturing in 2008 (£350.0 million)	618,037

Floating-Rate Euro Medium-Term Note, priced at 14 basis points over the three-month Euro Interbank Offered Rate, payable quarterly, maturing in 2007 (€750.0 million)	914,855

Floating-Rate Global Medium-Term Note, priced at 10 basis points over the three-month London Interbank Offered Rate, payable quarterly, maturing in 2007	900,000

Fixed-Rate Medium-Term Deposit Note, with an interest rate of 4.00%, payable semi-annually, maturing in 2010 (CAD$ 300.0 million)	243,912

Floating-Rate Medium-Term Deposit Note, priced at 9 basis points over the ninety-day bankers acceptance rate, payable quarterly, maturing in 2007 (CAD$200.0 million)	170,540

Fixed-Rate Asset-Backed Notes, with a weighted average interest rate of 4.34%, payable monthly, maturing in varying amounts from 2006 to 2012	370,430

During the nine months ended September 30, 2005, $100.0 million of Senior Notes, $656.0 million of Bank Notes, $72.7 million of Medium-Term Deposit Notes, $656.9 million of Euro Medium-Term Notes, and $24.2 million in Loan Notes matured and the Corporation paid down $130.8 million of asset-backed notes assumed in connection with the acquisition of MBNA Practice Solutions, Inc., formerly Sky Financial Solutions, Inc.

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

During the nine months ended September 30, 2005, MBNA Europe entered into certain financial instruments designated as cash flow hedges, with total notional values of $2.5 billion, related to the issuance of fixed-rate and variable-rate Euro and Global Medium-Term Notes. Refer to “Note B: Derivative Financial Instruments and Hedging Activities” for further information regarding the Corporation’s derivative policy related to cash flow hedges.

Note K: Comprehensive Income

The components of comprehensive income are as follows:

Comprehensive Income
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income	$717,896	$728,309	$1,381,772	$1,908,352
Other comprehensive income:
Foreign currency translation	(24,128)	19,812	(273,776)	24,520
Net unrealized (losses) gains on investment securities available-for-sale, net of tax	(29,283)	8,801	(28,191)	(10,308)
Cash flow hedge adjustment, net of tax	(3,709)	-	(4,074)	-
Other comprehensive income	(57,120)	28,613	(306,041)	14,212
Comprehensive income	$660,776	$756,922	$1,075,731	$1,922,564

The components of accumulated other comprehensive income are as follows:

Components of Accumulated Other Comprehensive Income
(dollars in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)

Foreign currency translation	$406,860	$680,636
Net unrealized losses on investment securities available-for-sale, net of tax	(41,752)	(13,561)
Minimum benefit plan liability adjustment, net of tax	(3,699)	(3,699)
Cash flow hedge adjustment, net of tax	(4,074)	-
Accumulated other comprehensive income	$357,335	$663,376

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

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)

	Pension Plan		SERP		Total

	For the Three Months		For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2005	2004	2005	2004	2005	2004

Service cost-benefits earned during the period	$13,304	$15,056	$3,175	$3,758	$16,479	$18,814
Interest cost on projected benefit obligation	10,533	8,628	4,898	3,500	15,431	12,128
Expected return on plan assets	(11,668)	(9,426)	-	-	(11,668)	(9,426)
Net amortization and deferral:
Prior service cost	234	272	723	800	957	1,072
Actuarial loss	1,310	2,961	-	200	1,310	3,161
Transition obligation	-	-	86	100	86	100
Net amortization and deferral	1,544	3,233	809	1,100	2,353	4,333
Net periodic benefit cost	13,713	17,491	8,882	8,358	22,595	25,849
Restructuring charges:
Special termination benefit charge	(2,062)	-	3,506	-	1,444	-
Curtailment charge	148	-	558	-	706	-
Total net periodic benefit cost	$11,799	$17,491	$12,946	$8,358	$24,745	$25,849

Assumptions Used to Determine Net Periodic Benefit Cost

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	5.00	5.00	5.00	5.00
Expected return on plan assets	8.75	9.00

Components of Net Periodic Benefit Cost
(dollars in thousands) (unaudited)

	Pension Plan		SERP		Total

	For the Nine Months		For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2005	2004	2005	2004	2005	2004

Service cost-benefits earned during the period	$43,855	$45,168	$10,276	$11,273	$54,131	$56,441
Interest cost on projected benefit obligation	30,989	25,884	12,916	10,500	43,905	36,384
Expected return on plan assets	(34,320)	(28,277)	-	-	(34,320)	(28,277)
Net amortization and deferral:
Prior service cost	763	814	2,318	2,400	3,081	3,214
Actuarial loss	5,503	8,884	150	600	5,653	9,484
Transition obligation	-	-	284	300	284	300
Net amortization and deferral	6,266	9,698	2,752	3,300	9,018	12,998
Net periodic benefit cost	46,790	52,473	25,944	25,073	72,734	77,546
Restructuring charges:
Special termination benefit charge	76,849	-	72,886	-	149,735	-
Curtailment charge	1,576	-	12,559	-	14,135	-
Total net periodic benefit cost	$125,215	$52,473	$111,389	$25,073	$236,604	$77,546

Assumptions Used to Determine Net Periodic Benefit Cost

Discount rate	6.14%	6.00%	6.14%	6.00%
Rate of compensation increase	5.00	5.00	5.00	5.00
Expected return on plan assets	8.75	9.00

During the nine months ended September 30, 2005, the Corporation incurred special termination benefit and curtailment charges of $149.7 million and $14.1 million, respectively. These charges relate to Pension Plan and SERP participants that terminated their employment with the Corporation in connection with the restructuring plan implemented during the first quarter of 2005. The assumptions used to determine the restructuring charges were a discount rate of 6.00%, rate of compensation increase of 5.00%, and an expected rate of return on plan assets of 8.75%. The change in the discount rate reflects the current interest rate environment. The Corporation used a measurement date of February 28, 2005 for the restructuring charge. These amounts are included in the restructuring charge on the Corporation’s consolidated statements of income.

See “Note M: Restructuring Charge” for further information on the restructuring charge.

During the nine months ended September 30, 2005, the Corporation incurred special termination benefit charges of $5.5 million, unrelated to the restructuring charge, for a SERP participant retiring earlier than expected. This amount is excluded from the components of net periodic benefit cost table.

For the nine months ended September 30, 2005, the Corporation contributed the maximum tax-deductible contribution of $78.5 million to the Pension Plan. In 2004, the Corporation contributed $69.0 million to the Pension Plan.

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

In connection with its restructuring plan, during the three months ended September 30, 2005, the Corporation recognized a reduction in the restructuring charge in other operating expense of $17.9 million pre-tax ($7.6 million net of tax), due to favorable experience with respect to the post employment healthcare elections made by terminated employees. The Corporation recorded a restructuring charge in other operating expense of $764.1 million pre-tax ($489.4 million net of tax) in connection with its restructuring plan during the nine months ended September 30, 2005.

Approximately 85% of the restructuring charge will result in future cash expenditures. With the exception of the Corporation’s benefit plan obligations, the majority of the cash expenditures will occur in 2005 and 2006.

The components of the restructuring charge for the nine months ended September 30, 2005 are as follows:

Restructuring Charge
(dollars in thousands) (unaudited)

	Restructuring Charge	Cash Payments	Other Adjustments	Liability Balance at September 30, 2005
Early retirement and severance costs	$475,839	$112,318	$297,700	$65,821
Contract termination costs	171,088	169,559	1,529	-
Facility costs	113,611	775	108,920	3,916
Other costs	3,546	3,546	-	-
Total	$764,084	$286,198	$408,149	$69,737

Early retirement and severance costs represent costs incurred through the voluntary early retirement and voluntary severance programs. The contract termination costs were primarily related to a marketing agreement with a third party vendor that marketed the Corporation’s products to endorsing organizations. Management determined this contract was no longer consistent with the Corporation’s long-term objectives. Facility costs include asset disposal, lease termination, and other impairment costs. Other costs include professional fees incurred in connection with the restructuring plan. Other adjustments primarily represent adjustments for noncash charges, the majority of which represent the write down of impaired facilities, and charges that are accounted for as part of the Corporation’s benefit plan obligations as disclosed in “Note L: Employee Benefits”. Included in these other adjustments were $78.4 million related to the Pension Plan, $85.4 million related to the SERP, and $115.6 million related to postretirement and postemployment benefits. These amounts will be included in the actuarial valuation of these obligations in future periods. Accruals for the restructuring charge are primarily included in accrued expenses and other liabilities in the consolidated statements of financial condition at September 30, 2005. The accruals primarily consist of severance costs.

Note N: Mergers and Acquisitions

Merger Announcement

On June 30, 2005, the Corporation announced the Merger Agreement with Bank of America. The Merger Agreement provides for the merger of the Corporation with and into Bank of America. The Merger Agreement has been approved by the Boards of Directors of both companies and the Corporation’s stockholders. If the merger is completed, each share of the Corporation’s common stock will be converted into 0.5009 of a share of Bank of America common stock and $4.125 in cash. The completion of the merger is currently anticipated to occur in early January 2006, and is subject to receipt of all requisite governmental approvals (including the approval of the Board of Governors of the Federal Reserve System), and certain other customary conditions. Under the Merger Agreement, the Corporation agreed to limit the payment of quarterly dividends by the Corporation to $.14 or less per share of common stock. On October 4, 2005, the Corporation announced its intention to redeem all of its outstanding Series A and Series B Preferred Stock. The Corporation’s Series A Preferred Stock was redeemed at a price of $25.09896 per share, which includes the face amount of $25 per share plus $.09896 of accrued and unpaid dividends. The Corporation’s Series B Preferred Stock was redeemed at a price of $25.0726 per share, which includes the face amount of $25 per share plus $.0726 of accrued and unpaid dividends. The Corporation’s preferred stock was redeemed on November 3, 2005.

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

Acquisitions

Nexstar Financial Corporation

On May 2, 2005, the Corporation purchased Nexstar Financial Corporation ("Nexstar"). The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of approximately $150 million. The purchase price allocation is preliminary pending receipt of valuations of certain assets and liabilities assumed. The Corporation has engaged an outside vendor to assist with these valuations. The results of operations of Nexstar have been included in the Corporation’s consolidated financial statements since the acquisition date. The acquisition of Nexstar was not significant to the Corporation's results of operations for the three or nine months ended September 30, 2005.

Nexstar is a mortgage services company that provides lending services in several different product lines that are new for the Corporation. Its services include underwriting and fulfillment activities, as well as mortgage origination functions and services.

Marlin House Holdings Limited

On August 1, 2005, MBNA Europe acquired Marlin House Holdings Limited (“Marlin House”). Marlin House, through its principal subsidiary Loans.co.uk Limited ("Loans.co.uk"), arranges loans secured by residential property, which are funded through third-party lenders. Typical Customers use the loans to consolidate their existing debt or acquire financing for new purchases, such as cars or home improvements.

The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values. As a result of the acquisition, the Corporation recorded goodwill and other intangible assets of approximately $200 million. The purchase price allocation is preliminary pending receipt of valuations of certain assets and liabilities assumed. The Corporation has engaged an outside vendor to assist with these valuations. The results of operations of Marlin House have been included in the Corporation’s consolidated financial statements since the acquisition date.  The acquisition of Marlin House was not significant to the Corporation's results of operations for the three or nine months ended September 30, 2005.

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

MBNA Corporation (the “Corporation"), a bank holding company located in Wilmington, Delaware, is the parent company of MBNA America Bank, N.A. ("MBNA America"), a national bank and the Corporation's principal subsidiary. The Corporation's primary business is providing its Customers the ability to have what they need today and pay for it out of future income by lending money through its credit card and other loan products. Through MBNA America, the Corporation is the largest independent credit card lender in the world and is the leading issuer of credit cards through endorsed marketing. In addition to its credit card lending, the Corporation also makes other consumer loans, which include installment and revolving unsecured loan products, mortgage loans, aircraft loans, and other specialty lending products to consumers, and commercial loans, which include business card products and other specialty lending products to small businesses. The Corporation also offers insurance and deposit products.

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

Executive Summary:

Factors affecting the Corporation's results for the third quarter of 2005, as compared to the third quarter of 2004, included loan growth, a lower managed net interest margin, lower total other operating income, improved asset quality trends, the continued impact of the restructuring charge announced during the first quarter of 2005, and other items discussed throughout this report. The Corporation attempts to achieve its net income and other objectives by balancing these and other factors.

Highlights for the quarter:

• Loan receivables increased by $3.4 billion to $35.5 billion and managed loans increased by $4.7 billion to $122.5 billion, as compared to September 30, 2004. The increase in loan receivables and managed loans was primarily achieved through organic growth from the Corporation’s business development efforts. See "Loan Receivables" for a discussion of the income earned on loan receivables, "Total Other Operating Income—Securitization Income" for a discussion of the income earned on securitized loans, and "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results" for a discussion of the income earned on managed loans.

• The net interest margin increased 70 basis points to 5.86% and the managed net interest margin declined 45 basis points to 7.37% for the three months ended September 30, 2005, as compared to the same period in 2004. See "Net Interest Income—Net Interest Margin" for a discussion of the net interest margin, "Total Other Operating Income—Securitization Income" for a discussion of the net interest margin earned on securitized loans, and "Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation's Results" for a discussion of the managed net interest margin.

• Total other operating income decreased by $156.5 million to $2.0 billion for the three months ended September 30, 2005, as compared to the same period in 2004, as a result of the quarterly revaluation of the Corporation’s interest-only strip receivable, which resulted in a loss of $129.4 million, primarily as a result of decreases in projected excess spread to be earned in the future, partially offset by decreases in projected loan payment rates. See "Total Other Operating Income" for a discussion of total other operating income.

• Based on improving asset quality trends, the provision for possible credit losses in the third quarter of 2005 was $11.0 million lower than in the third quarter of 2004. Net credit losses on loan receivables declined 98 basis points to 3.30% and net credit losses on managed loans declined 32 basis points to 4.29% for the third quarter of 2005, as compared to the same period in 2004. See "Loan Quality—Net Credit Losses" for a discussion of net credit losses.

• In connection with its restructuring plan, during the three months ended September 30, 2005, the Corporation recognized a reduction in the restructuring charge in other operating expense of $17.9 million pre-tax ($7.6 million net of tax), due to favorable experience with respect to the post employment healthcare elections made by terminated employees.

These items, as well as other factors, are discussed in further detail throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other Matters:

• In accordance with regulatory guidance, the Corporation has increased the required minimum monthly payment amounts for new U.S. credit card loan accounts during the third quarter of 2005 and will increase the required minimum monthly payment amounts for existing U.S. credit card loan accounts in the fourth quarter of 2005. Previously, credit card Customers were generally required to make a minimum monthly payment equal to the lesser of the sum of finance charges and fees assessed that month plus $15, or 2.25% of the outstanding balance on the account. After the change, credit card Customers are generally required to make a minimum monthly payment equal to interest and late fees assessed that month plus 1% of the remaining balance on the account. Increasing the minimum monthly payment amounts will likely reduce the Corporation's credit card loan receivables, the interest income on those receivables, and the Corporation's interest-only strip receivable. It will also likely increase the Corporation’s credit card delinquencies, net credit losses, and the provision for possible credit losses. The impact in future periods will depend on the actual payment patterns of Customers after the change, whether or not the Customers who pay down more quickly the account balance reuse the available credit, and economic and other factors that are difficult to predict or quantify. Other credit card issuers are making similar changes. As a result, certain of the Corporation’s credit card Customers could be adversely impacted by having to make increased payments on multiple credit card accounts.

• During the third quarter of 2005, the Central Gulf Coast of the U.S. was struck by Hurricane Katrina, adversely affecting a portion of the Corporation’s Customers. The Corporation assisted Customers through various ways, including payment holidays, late fee waivers, increased credit lines, and access to emergency cash. In addition, some Customer’s accounts were placed on nonaccrual status as a result of Hurricane Katrina, which resulted in an increase in domestic nonaccrual loans. The Corporation is not able to quantify the full impact of Hurricane Katrina, however it is expected to have an adverse effect on the Corporation’s delinquency and credit losses in future periods.

• In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act was enacted (the “Act”). The Act, which restricts the ability of individuals to clear their debts through bankruptcy, went into effect on October 17, 2005. Under the Act, more obligors filing for bankruptcy will be required to file under a Chapter 13 bankruptcy, in which individuals are placed on a repayment plan of up to five years, instead of having their debts cleared without a repayment plan in a Chapter 7 bankruptcy proceeding. Debts not addressed by the repayment plan do not have to be paid. The new law also contains provisions such as income qualification tests, more stringent restrictions on current bankruptcy exemptions, and mandatory credit counseling.

In the period leading up to the October 17, 2005 effective date of the Act, there was a significant increase in the number of bankruptcy filings as obligors accelerated filings of Chapter 7 bankruptcy proceedings to avoid the adverse provisions of the Act. This accelerated rate of filings will significantly increase the Corporation's net credit losses for the month of December because bankrupt accounts are charged off by the end of the second calendar month following receipt of notification of the filing from the applicable court. See "Net Credit Losses" for a discussion of the charge-off of bankrupt accounts. However, the number of bankruptcy filings and resulting credit losses could be significantly offset in the periods following the effective date of the Act as a result of the earlier acceleration in filings and restrictions in the Act. The Corporation’s future net credit losses are by their nature uncertain and changes in economic conditions, regulatory policies, seasonality, and other factors may also impact losses.

• In November 2005, the Corporation and Wachovia Corporation announced that they would terminate an agreement under which the Corporation issues Wachovia-branded credit cards, effective October 2006. The Corporation will retain and service the existing Wachovia-branded credit card loans, will re-issue replacement MBNA-branded credit cards, and will market other credit card products and services to select Customers. The decision to terminate the agreement follows the announced merger between the Corporation and Bank of America. Under the terms of the agreement with Wachovia, the Corporation is required to pay Wachovia a $100 million termination fee upon consummation of the merger.

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

The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at September 30, 2005, reflect management’s judgment as to the expected excess spread to be earned and projected loan payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and projected loan payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in the Corporation’s securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates and competitive pressures can also affect the projected interest income on securitized loans, as the Corporation could reprice the managed loan portfolio. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, the Corporation’s account management and collection practices, and general economic conditions. Projected loan payment rates could fluctuate based on general economic conditions and competition from other lenders or other loan products, such as home equity loans. Actual and expected changes in these assumptions may result in future estimates of the excess spread and projected loan payment rates being materially different from the estimates used in the periods covered by this report.

On a quarterly basis, the Corporation reviews prior assumptions and estimates and compares the results to actual trust performance and other factors for the prior period that approximates the average life of the securitized loan receivables. Based on this review and the Corporation’s current assumptions and estimates for future periods, the Corporation adjusts as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable. If the assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or projected loan payment rates, the Corporation’s financial condition and results of operations could have differed materially. For example, a 20% change in the excess spread assumption for all securitized loan principal receivables could have resulted in a change of approximately $172 million in the value of the total interest-only strip receivable at September 30, 2005, and a related change in securitization income.

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

The Corporation’s projections of probable net credit losses are inherently uncertain, and as a result the Corporation cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies, and other factors could impact the Corporation’s actual and projected net credit losses and the related reserve for possible credit losses. If management had made different assumptions about probable net credit losses, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of probable net credit losses could have resulted in a change of approximately $100 million in the reserve for possible credit losses and a related change in the provision for possible credit losses at September 30, 2005.

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

The estimated undiscounted cash flows of acquired Customer credit card and business card relationships exceeds the $2.9 billion net book value of the Corporation’s PCCRs at September 30, 2005 by approximately $3.3 billion. If the active account attrition rates for all acquired portfolios in the twelve month period following September 30, 2005, were to be 10 percentage points higher than the rates assumed by management when it valued the PCCRs (for example, the assumed attrition rates were 10% but the actual rates were 20%) and all other estimates and assumptions were held constant, the estimated undiscounted cash flows of acquired Customer accounts in the aggregate would still exceed the net book value of acquired Customer accounts by approximately $2.5 billion, and no material impairment would result on any individual PCCR.

In addition to PCCRs, the Corporation has other purchased relationships, goodwill, and a benefit plan intangible asset. The other purchased relationships relate primarily to the Corporation’s broker relationships acquired in the first quarter of 2004 as a result of the Premium Credit Limited (“PCL”) acquisition and the strategic partnerships acquired in the third quarter of 2005 as a result of the acquisition of Marlin House Holdings Limited (“Marlin House”). Other purchased relationships are carried at net book value and are amortized over the period the assets are expected to contribute to the cash flows of the Corporation. The Corporation’s other purchased relationships are subject to impairment tests in accordance with Statement No. 144. Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Corporation’s goodwill is not amortized, but rather is subject to an annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

There were no impairment write-downs of intangible assets during the nine months ended September 30, 2005.

Revenue Recognition

Interest income is recognized based upon the amount of loans outstanding and their contractual annual percentage rates. Interest income is included in loan receivables when billed to the Customer. The Corporation accrues unbilled interest income on a monthly basis from the Customer’s statement billing cycle date to the end of the month. The Corporation uses certain estimates and assumptions (for example, estimated yield) in the determination of the accrued unbilled portion of interest income that is included in accrued income receivable in the Corporation’s consolidated statements of financial condition. The Corporation also uses certain assumptions and estimates in the valuation of the accrued interest on securitized loans, which is included in accounts receivable from securitization in the Corporation’s consolidated statements of financial condition. If management had made different assumptions about the determination of the accrued unbilled portion of interest income and the valuation of accrued interest on securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s projection of the estimated yield on its loan receivables and the valuation of the accrued interest receivable on securitized loans could have resulted in a change totaling approximately $67 million in interest income and other operating income at September 30, 2005.

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

If management had made different assumptions about uncollectible interest and fees on its loan receivables and its securitized loans, the Corporation’s financial condition and results of operations could have differed materially. For example, a 10% change in management’s estimate of uncollectible interest and fees could have resulted in a change totaling approximately $30 million in interest income and other operating income at September 30, 2005.

Restructuring Charge

Net income for the three months ended September 30, 2005 included a reduction in the restructuring charge in other operating expense of $17.9 million pre-tax ($7.6 million net of tax), due to favorable experience with respect to the post employment healthcare elections made by terminated employees.  Net income for the nine months ended September 30, 2005 included a restructuring charge of $764.1 million pre-tax ($489.4 million net of tax) or $.38 per common share - assuming dilution. In this report, various items are presented excluding the restructuring charge. Management believes this presentation is useful to investors because the restructuring charge had a material impact on the results of operations for the nine months ended September 30, 2005, but not for the nine months ended September 30, 2004. As a result, the business factors and trends affecting the Corporation’s results for these periods, in certain cases, are better analyzed without the impact of the restructuring charge.

Earnings Summary

Net income for the three months ended September 30, 2005 decreased to $717.9 million or $.56 per common share as compared to $728.3 million or $.56 per common share for the same period in 2004. Net income for the nine months ended September 30, 2005 decreased to $1.4 billion or $1.07 per common share as compared to $1.9 billion or $1.46 per common share for the same period in 2004. Net income for the nine months ended September 30, 2005 included the restructuring charge of $764.1 million pre-tax ($489.4 million net of tax) or $.38 per common share. Excluding the restructuring charge, net income for the nine months ended September 30, 2005 would have been $1.9 billion or $1.46 per common share. All earnings per common share amounts are presented assuming dilution.

Table 1 reconciles the Corporation’s earnings per common share to earnings per common share excluding the restructuring charge.

Table 1: Reconciliation of Earnings Per Common Share to Earnings Per Common Share Excluding the Restructuring Charge
(dollars in thousands, except per share amounts) (unaudited)
	For the Three Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2005

Earnings Per Common Share

Income before income taxes	$1,126,971	$2,161,045
Applicable income taxes	409,075	779,273
Net income	717,896	1,381,772
Less: preferred stock dividend requirements	3,516	10,548
Net income applicable to common stock	$714,380	$1,371,224
Weighted average common shares outstanding (000)	1,259,027	1,265,255
Earnings per common share	$.57	$1.08

Earnings Per Common Share—Assuming Dilution

Income before income taxes	$1,126,971	$2,161,045
Applicable income taxes	409,075	779,273
Net income	717,896	1,381,772
Less: preferred stock dividend requirements	3,516	10,548
Net income applicable to common stock	$714,380	$1,371,224
Weighted average common shares outstanding and common stock equivalents (000)	1,270,792	1,276,911
Earnings per common share—assuming dilution	$.56	$1.07

Restructuring Charge Impact

Pre-tax restructuring charge	$(17,914)	$764,084
Applicable income taxes	(10,332)	274,651
Restructuring charge, net of tax	$(7,582)	$489,433

Earnings Per Common Share Excluding the Restructuring Charge

Earnings Per Common Share

Income before income taxes	$1,109,057	$2,925,129
Applicable income taxes	398,743	1,053,924
Net income	710,314	1,871,205
Less: preferred stock dividend requirements	3,516	10,548
Net income applicable to common stock	$706,798	$1,860,657
Weighted average common shares outstanding (000)	1,259,027	1,265,255
Earnings per common share	$.56	$1.47

Earnings Per Common Share—Assuming Dilution

Income before income taxes	$1,109,057	$2,925,129
Applicable income taxes	398,743	1,053,924
Net income	710,314	1,871,205
Less: preferred stock dividend requirements	3,516	10,548
Net income applicable to common stock	$706,798	$1,860,657
Weighted average common shares outstanding and common stock equivalents (000)	1,270,792	1,276,911
Earnings per common share—assuming dilution	$.56	$1.46

Earnings for the three and nine months ended September 30, 2005 were relatively unchanged, compared to the same period in 2004, excluding the restructuring charge, primarily as a result of an increase in net interest income and a decrease in the provision for possible credit losses, offset by a decrease in other operating income. Earnings for the nine months ended September 30, 2005 also benefited from a decrease in other operating expense, excluding the restructuring charge, and were adversely impacted by an increase in the effective income tax rate.

Table 2 summarizes the Corporation’s consolidated statements of income, which has been derived from the consolidated financial statements, for the three and nine months ended September 30, 2005 and 2004.

Table 2: Summarized Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Total interest income	$1,186,656	$1,002,193	$3,340,416	$3,002,887
Total interest expense	457,556	390,532	1,291,289	1,129,176
Net interest income	729,100	611,661	2,049,127	1,873,711
Provision for possible credit losses	262,357	273,387	722,326	890,105
Net interest income after provision for possible credit losses	466,743	338,274	1,326,801	983,606

Total other operating income	2,003,045	2,159,590	5,716,773	6,101,742
Total other operating expense	1,342,817	1,348,678	4,882,529	4,162,462
Income before income taxes	1,126,971	1,149,186	2,161,045	2,922,886
Applicable income taxes	409,075	420,877	779,273	1,014,534
Net income	$717,896	$728,309	$1,381,772	$1,908,352

Earnings per common share	$.57	$.57	$1.08	$1.49
Earnings per common share—assuming dilution	.56	.56	1.07	1.46
Dividends per common share	.14	.12	.42	.36

Ending loan receivables increased $3.4 billion or 10.5% at September 30, 2005, as compared to September 30, 2004. Total managed loans increased $4.7 billion or 4.0% at September 30, 2005, as compared to September 30, 2004. Average loan receivables increased $4.1 billion or 13.2% and $1.7 billion or 5.5% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. Total average managed loans increased $1.7 billion or 1.4% and $488.0 million for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively.

Table 3 reconciles the Corporation’s loan receivables to its managed loans and average loan receivables to its average managed loans.

Table 3: Reconciliation of Loan Receivables to Managed Loans
(dollars in thousands) (unaudited)

	September 30,
	2005	2004
At Period End:
Loan receivables	$35,521,041	$32,141,122
Securitized loans	87,004,128	85,672,350
Total managed loans	$122,525,169	$117,813,472

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Average for the Period:
Loan receivables	$34,956,330	$30,876,767	$32,601,651	$30,915,483
Securitized loans	85,197,339	87,626,073	85,689,213	86,887,343
Total managed loans	$120,153,669	$118,502,840	$118,290,864	$117,802,826

Interest income increased $184.5 million or 18.4% and $337.5 million or 11.2% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. Interest expense increased $67.0 million or 17.2% and $162.1 million or 14.4% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. These increases in interest income and interest expense reflect increases in overall market rates. The increase in average loan receivables contributed to the growth in interest income.

The provision for possible credit losses decreased $11.0 million or 4.0% and $167.8 million or 18.8% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The decrease in the provision for possible credit losses was based on improving asset quality trends, enhanced collection strategies, and an improved economy.

The net credit loss ratio on loan receivables for the three and nine months ended September 30, 2005 was 3.30% and 3.59%, respectively. The net credit loss ratio on managed loans for the three and nine months ended September 30, 2005 was 4.29% and 4.46%, respectively. Delinquency on loan receivables and managed loans at September 30, 2005 was 2.78% and 3.99%, respectively. See “Loan Quality—Net Credit Losses” for further detail regarding net credit losses. Refer to Table 19 for a reconciliation of the loan receivables net credit loss ratio to the managed net credit loss ratio for the three and nine months ended September 30, 2005. See “Loan Quality—Delinquencies” for further detail regarding delinquencies. Refer to Table 14 for a reconciliation of the loan receivables delinquency ratio to the managed delinquency ratio at September 30, 2005.

Other operating income decreased $156.5 million or 7.2% and $385.0 million or 6.3% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. This decrease was primarily the result of the net loss from securitization activity of $129.4 million and $441.5 million resulting from the net revaluation of the interest-only strip receivable for the three and nine months ended September 30, 2005, as compared to a net gain of $26.8 million and a net loss of $21.9 million for the same periods in 2004, respectively.

Other operating expense increased $720.1 million or 17.3% for the nine months ended September 30, 2005, as compared to the same period in 2004. Excluding the restructuring charge of $764.1 million, other operating expense for the nine months ended September 30, 2005 would have decreased $44.0 million or 1.1%, as compared to the same period in 2004.

The Corporation’s applicable income taxes decreased $235.3 million or 23.2% for the nine months ended September 30, 2005, as compared to the same period in 2004. This decrease was caused primarily by lower pre-tax earnings. This amount represents an effective tax rate of 36.1% for the nine months ended September 30, 2005, as compared to 34.7% for the same period in 2004.

Table 4 reconciles the Corporation’s other operating expense to other operating expense excluding the restructuring charge.

Table 4: Reconciliation of Other Operating Expense to Other Operating Expense Excluding the Restructuring Charge
(dollars in thousands) (unaudited)

	For the Three Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2005

Other operating expense	$1,342,817	$4,882,529
Impact of the restructuring charge	(17,914)	764,084
Other operating expense excluding the restructuring charge	$1,360,731	$4,118,445

The Corporation’s return on average total assets for the three and nine months ended September 30, 2005, was 4.52% and 2.98%, as compared to 4.73% and 4.20% for the same periods in 2004, respectively. Excluding the restructuring charge, the Corporation’s return on average total assets for the three and nine months ended September 30, 2005 would have been 4.46% and 4.03%, respectively. The Corporation’s return on average stockholders’ equity was 21.85% and 14.03% for the three and nine months ended September 30, 2005, as compared to 23.42% and 21.15% for the same periods in 2004, respectively. Excluding the restructuring charge, the Corporation’s return on average stockholders’ equity for the three and nine months ended September 30, 2005 would have been 20.85% and 18.52%, respectively.

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
(dollars in thousands) (unaudited)

For the Three Months Ended September 30, 2005	Average Balance	Ratio	Net Income
Return on Average Total Assets
Return on average total assets	$62,991,755	4.52%	$717,896
Impact of the restructuring charge	190,345		(7,582)
Return on average total assets excluding the restructuring charge	$63,182,100	4.46	$710,314

Return on Average Stockholders’ Equity
Return on average stockholders’ equity	$13,037,967	21.85	$717,896
Impact of the restructuring charge	480,253		(7,582)
Return on average stockholders’ equity excluding the restructuring charge	$13,518,220	20.85	$710,314

For the Nine Months Ended September 30, 2005
Return on Average Total Assets
Return on average total assets	$61,920,586	2.98	$1,381,772
Impact of the restructuring charge	126,975		489,433
Return on average total assets excluding the restructuring charge	$62,047,561	4.03	$1,871,205

Return on Average Stockholders’ Equity
Return on average stockholders’ equity	$13,163,351	14.03	$1,381,772
Impact of the restructuring charge	342,624		489,433
Return on average stockholders’ equity excluding the restructuring charge	$13,505,975	18.52	$1,871,205

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

Net interest income, on a fully taxable equivalent basis, increased $117.6 million or 19.2% and $175.9 million or 9.4% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively.

Average Interest-Earning Assets

Average interest-earning assets increased $2.3 billion or 4.8% for the three months ended September 30, 2005, from the same period in 2004. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $4.1 billion and average investment securities of $1.1 billion, partially offset by a decrease in average money market instruments of $2.5 billion. The yield on average interest-earning assets increased 107 basis points for the three months ended September 30, 2005, from the same period in 2004. The increase in the yield earned on average interest-earning assets was primarily the result of the increase in the yield earned on average investment securities and money market instruments and average loan receivables.

Average interest-earning assets increased $1.4 billion or 3.0% for the nine months ended September 30, 2005, from the same period in 2004. The increase in average interest-earning assets was primarily the result of an increase in average loan receivables of $1.7 billion and an increase in average investment securities of $1.6 billion, partially offset by a decrease in average money market instruments of $1.7 billion. The yield on average interest-earning assets increased 70 basis points for the nine months ended September 30, 2005, from the same period in 2004. The increase in the yield earned on average interest-earning assets was primarily the result of the increase in the yield earned on average investment securities and money market instruments and average loan receivables.

Average Interest-Bearing Liabilities

Average interest-bearing liabilities increased $293.7 million for the three months ended September 30, 2005, from the same period in 2004. The increase in average interest-bearing liabilities was a result of an increase of $2.0 billion in average borrowed funds, partially offset by a decrease of $1.7 billion in average interest-bearing deposits. The increase in the rate paid on average interest-bearing liabilities of 58 basis points for the three months ended September 30, 2005, from the same period in 2004, was primarily the result of the increase in the rate paid on average borrowed funds and average interest-bearing deposits.

Average interest-bearing liabilities decreased $391.0 million for the nine months ended September 30, 2005, from the same period in 2004. The decrease in average interest-bearing liabilities was a result of a decrease of $1.2 billion in average interest-bearing deposits partially offset by an increase of $763.8 million in average borrowed funds. The increase in the rate paid on average interest-bearing liabilities of 54 basis points for the nine months ended September 30, 2005, from the same period in 2004, was primarily the result of the increase in the rate paid on average borrowed funds and average interest-bearing deposits.

Net Interest Margin

The net interest margin represents net interest income on a fully taxable equivalent basis expressed as a percentage of average total interest-earning assets. The Corporation’s net interest margin, on a fully taxable equivalent basis, increased 70 basis points and 34 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively, primarily as a result of the Corporation’s net interest income growing at a faster rate than its average interest-earning assets.

See “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for a discussion of the managed net interest margin and a reconciliation of the net interest margin ratio to the managed net interest margin ratio.

Tables 6 and 7 provide further detail regarding the Corporation’s average balances, yields and rates, interest income and expense, and the impact that rate and volume changes had on the Corporation’s net interest income for the three and nine months ended September 30, 2005 and 2004.

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$164,884	2.46%	$1,022	$113,015	1.10%	$313
Foreign	3,382,132	3.97	33,859	4,297,544	2.30	24,855
Total interest-earning time deposits in other banks	3,547,016	3.90	34,881	4,410,559	2.27	25,168
Federal funds sold	319,739	3.54	2,854	1,923,701	1.48	7,158
Total money market instruments	3,866,755	3.87	37,735	6,334,260	2.03	32,326
Investment securities (a):
Domestic:
Taxable	6,386,331	3.27	52,654	5,094,719	2.15	27,476
Tax-exempt (b)	104,147	3.96	1,039	111,419	2.22	622
Total domestic investment securities	6,490,478	3.28	53,693	5,206,138	2.15	28,098
Foreign	405,289	3.82	3,906	618,134	3.94	6,116
Total investment securities	6,895,767	3.31	57,599	5,824,272	2.34	34,214
Other interest-earning assets (a)	3,683,613	8.90	82,668	4,105,662	7.59	78,291
Loan receivables:
Domestic:
Credit card	12,093,586	11.79	359,363	13,798,932	11.27	391,019
Other consumer	7,387,232	12.96	241,316	5,576,609	13.69	191,873
Commercial	3,016,651	8.72	66,340	2,448,625	8.01	49,311
Total domestic loan receivables	22,497,469	11.76	667,019	21,824,166	11.52	632,203
Foreign:
Credit card	8,127,745	12.01	245,967	4,807,145	10.75	129,848
Other consumer	3,179,740	8.85	70,946	3,089,871	9.29	72,126
Commercial	1,151,376	8.65	25,111	1,155,585	8.07	23,427
Total foreign loan receivables	12,458,861	10.89	342,024	9,052,601	9.91	225,401
Total loan receivables	34,956,330	11.45	1,009,043	30,876,767	11.05	857,604
Total interest-earning assets	49,402,465	9.53	1,187,045	47,140,961	8.46	1,002,435
Cash and due from banks	946,804			902,041
Premises and equipment, net	2,584,437			2,711,046
Other assets	11,051,116			11,705,993
Reserve for possible credit losses	(993,067)			(1,196,568)
Total assets	$62,991,755			$61,263,473

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$19,877,659	3.93%	$197,104	$20,914,482	3.95%	$207,695
Money market deposit accounts	6,307,390	3.24	51,491	7,485,003	1.59	29,905
Interest-bearing transaction accounts	9,958	2.51	63	47,175.90		107
Savings accounts	38,504	3.43	333	108,487	1.45	396
Total domestic interest-bearing deposits	26,233,511	3.77	248,991	28,555,147	3.32	238,103
Foreign:
Time deposits	1,445,128	4.12	14,998	846,721	3.41	7,255
Total interest-bearing deposits	27,678,639	3.78	263,989	29,401,868	3.32	245,358
Borrowed funds:
Short-term borrowings:
Domestic	1,233,725	3.90	12,137	900,387	3.38	7,660
Foreign	1,361,097	4.34	14,888	1,001,614	4.87	12,273
Total short-term borrowings	2,594,822	4.13	27,025	1,902,001	4.17	19,933
Long-term debt and bank notes (c):
Domestic	8,397,087	4.76	100,659	7,726,372	3.11	60,326
Foreign	4,667,770	5.60	65,883	4,014,379	6.43	64,915
Total long-term debt and bank notes	13,064,857	5.06	166,542	11,740,751	4.24	125,241
Total borrowed funds	15,659,679	4.90	193,567	13,642,752	4.23	145,174
Total interest-bearing liabilities	43,338,318	4.19	457,556	43,044,620	3.61	390,532
Noninterest-bearing deposits	2,912,293			2,773,844
Other liabilities	3,703,177			3,073,802
Total liabilities	49,953,788			48,892,266
Stockholders' equity	13,037,967			12,371,207
Total liabilities and stockholders' equity	$62,991,755			$61,263,473
Net interest income			$729,489			$611,903
Net interest margin		5.86			5.16
Interest rate spread		5.34			4.85

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the three months ended September 30, 2005 and 2004 was $389 and $242, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements primarily used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets
Interest-earning assets:
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$151,303	2.16%	$2,444	$106,436.83%		$665
Foreign	4,306,049	3.58	115,238	4,429,285	2.01	66,592
Total interest-earning time deposits in other banks	4,457,352	3.53	117,682	4,535,721	1.98	67,257
Federal funds sold	601,857	2.81	12,651	2,184,769	1.15	18,780
Total money market instruments	5,059,209	3.44	130,333	6,720,490	1.71	86,037
Investment securities (a):
Domestic:
Taxable	6,355,111	3.05	144,968	4,695,774	2.08	73,005
Tax-exempt (b)	108,402	3.82	3,094	111,142	2.07	1,724
Total domestic investment securities	6,463,513	3.06	148,062	4,806,916	2.08	74,729
Foreign	479,121	3.86	13,841	526,859	4.01	15,815
Total investment securities	6,942,634	3.12	161,903	5,333,775	2.27	90,544
Other interest-earning assets (a)	3,859,693	8.78	253,356	4,100,353	7.66	235,268
Loan receivables:
Domestic:
Credit card	11,115,436	12.05	1,001,639	14,041,349	11.34	1,192,189
Other consumer	6,816,205	13.12	668,987	5,532,021	13.65	565,291
Commercial	2,950,110	8.71	192,237	2,045,296	8.13	124,409
Total domestic loan receivables	20,881,751	11.93	1,862,863	21,618,666	11.63	1,881,889
Foreign:
Credit card	7,373,246	11.62	640,607	5,296,284	11.38	451,176
Other consumer	3,195,950	8.97	214,340	2,988,303	9.16	204,835
Commercial	1,150,704	9.08	78,170	1,012,230	7.10	53,814
Total foreign loan receivables	11,719,900	10.64	933,117	9,296,817	10.20	709,825
Total loan receivables	32,601,651	11.47	2,795,980	30,915,483	11.20	2,591,714
Total interest-earning assets	48,463,187	9.22	3,341,572	47,070,101	8.52	3,003,563
Cash and due from banks	943,148			924,295
Premises and equipment, net	2,658,574			2,703,882
Other assets	10,921,914			11,230,590
Reserve for possible credit losses	(1,066,237)			(1,226,719)
Total assets	$61,920,586			$60,702,149

Table 6: Statements of Average Balances, Yields and Rates, Income or Expense-Continued
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic:
Time deposits	$20,312,144	3.89%	$591,497	$20,854,376	4.01%	$626,159
Money market deposit accounts	6,372,564	2.75	131,018	7,625,188	1.59	90,638
Interest-bearing transaction accounts	32,761	1.82	447	50,694.87		332
Savings accounts	59,043	2.76	1,220	78,106	1.22	713
Total domestic interest-bearing deposits	26,776,512	3.62	724,182	28,608,364	3.35	717,842
Foreign:
Time deposits	1,335,260	4.15	41,489	658,246	2.98	14,675
Total interest-bearing deposits	28,111,772	3.64	765,671	29,266,610	3.34	732,517
Borrowed funds:
Short-term borrowings:
Domestic	1,054,090	3.78	29,772	900,517	3.47	23,374
Foreign	1,200,503	4.70	42,228	1,023,371	3.62	27,749
Total short-term borrowings	2,254,593	4.27	72,000	1,923,888	3.55	51,123
Long-term debt and bank notes (c):
Domestic	8,023,871	4.41	264,779	7,592,852	2.74	155,559
Foreign	4,218,094	5.99	188,839	4,215,973	6.02	189,977
Total long-term debt and bank notes	12,241,965	4.95	453,618	11,808,825	3.91	345,536
Total borrowed funds	14,496,558	4.85	525,618	13,732,713	3.86	396,659
Total interest-bearing liabilities	42,608,330	4.05	1,291,289	42,999,323	3.51	1,129,176
Noninterest-bearing deposits	2,804,380			2,636,674
Other liabilities	3,344,525			3,010,831
Total liabilities	48,757,235			48,646,828
Stockholders' equity	13,163,351			12,055,321
Total liabilities and stockholders' equity	$61,920,586			$60,702,149
Net interest income			$2,050,283			$1,874,387
Net interest margin		5.66			5.32
Interest rate spread		5.17			5.01

(a) Average balances for investment securities available-for-sale and other interest-earning assets are based on market values or estimated market values; if these assets were carried at amortized cost, there would not be a material impact on the net interest margin.

(b) The fully taxable equivalent adjustment for the nine months ended September 30, 2005 and 2004 was $1,156 and $676, respectively.
(c) Includes the impact of interest rate swap agreements and foreign exchange swap agreements primarily used to change a portion of fixed-rate funding sources to floating-rate funding sources.

Table 7: Rate-Volume Variance Analysis (a)
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$192	$517	$709
Foreign	(6,155)	15,159	9,004
Total interest-earning time deposits in other banks	(5,963)	15,676	9,713
Federal funds sold	(9,083)	4,779	(4,304)
Total money market instruments	(15,046)	20,455	5,409
Investment securities:
Domestic:
Taxable	8,188	16,991	25,179
Tax-exempt	(43)	459	416
Total domestic investment securities	8,145	17,450	25,595
Foreign	(2,040)	(170)	(2,210)
Total investment securities	6,105	17,280	23,385
Other interest-earning assets	(8,497)	12,874	4,377
Loan receivables:
Domestic:
Credit card	(49,257)	17,601	(31,656)
Other consumer	60,043	(10,600)	49,443
Commercial	12,297	4,732	17,029
Total domestic loan receivables	23,083	11,733	34,816
Foreign:
Credit card	99,223	16,896	116,119
Other consumer	2,138	(3,318)	(1,180)
Commercial	(83)	1,767	1,684
Total foreign loan receivables	101,278	15,345	116,623
Total loan receivables	124,361	27,078	151,439
Total interest income	$106,923	$77,687	$184,610

Table 7: Rate-Volume Variance Analysis (a)-Continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(9,758)	$(833)	$(10,591)
Money market deposit accounts	(5,339)	26,925	21,586
Interest-bearing transaction accounts	(131)	87	(44)
Savings accounts	(367)	304	(63)
Total domestic interest-bearing deposits	(15,595)	26,483	10,888
Foreign:
Time deposits	5,979	1,764	7,743
Total interest-bearing deposits	(9,616)	28,247	18,631
Borrowed funds:
Short-term borrowings:
Domestic	3,164	1,313	4,477
Foreign	4,069	(1,454)	2,615
Total short-term borrowings	7,233	(141)	7,092
Long-term debt and bank notes:
Domestic	5,653	34,680	40,333
Foreign	9,917	(8,949)	968
Total long-term debt and bank notes	15,570	25,731	41,301
Total borrowed funds	22,803	25,590	48,393
Total interest expense	13,187	53,837	67,024
Net interest income	$93,736	$23,850	$117,586

(a) The rate-volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Table 7: Rate-Volume Variance Analysis (a)-Continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Earning Assets
Money market instruments:
Interest-earning time deposits in other banks:
Domestic	$373	$1,406	$1,779
Foreign	(1,905)	50,551	48,646
Total interest-earning time deposits in other banks	(1,532)	51,957	50,425
Federal funds sold	(20,176)	14,047	(6,129)
Total money market instruments	(21,708)	66,004	44,296
Investment securities:
Domestic:
Taxable	30,954	41,010	71,964
Tax-exempt	(44)	1,413	1,369
Total domestic investment securities	30,910	42,423	73,333
Foreign	(1,405)	(569)	(1,974)
Total investment securities	29,505	41,854	71,359
Other interest-earning assets	(14,444)	32,532	18,088
Loan receivables:
Domestic:
Credit card	(261,002)	70,452	(190,550)
Other consumer	126,332	(22,636)	103,696
Commercial	58,311	9,517	67,828
Total domestic loan receivables	(76,359)	57,333	(19,026)
Foreign:
Credit card	179,880	9,551	189,431
Other consumer	13,851	(4,346)	9,505
Commercial	8,019	16,337	24,356
Total foreign loan receivables	201,750	21,542	223,292
Total loan receivables	125,391	78,875	204,266
Total interest income	$118,744	$219,265	$338,009

Table 7: Rate-Volume Variance Analysis (a)-Continued
(dollars in thousands, on a fully taxable equivalent basis) (unaudited)

For the Nine Months Ended September 30,	2005 Compared to 2004
	Volume	Rate	Variance
Interest-Bearing Liabilities
Interest-bearing deposits:
Domestic:
Time deposits	$(16,321)	$(18,341)	$(34,662)
Money market deposit accounts	(16,899)	57,279	40,380
Interest-bearing transaction accounts	(149)	264	115
Savings accounts	(210)	717	507
Total domestic interest-bearing deposits	(33,579)	39,919	6,340
Foreign:
Time deposits	19,378	7,436	26,814
Total interest-bearing deposits	(14,201)	47,355	33,154
Borrowed funds:
Short-term borrowings:
Domestic	4,203	2,195	6,398
Foreign	5,318	9,161	14,479
Total short-term borrowings	9,521	11,356	20,877
Long-term debt and bank notes:
Domestic	9,276	99,944	109,220
Foreign	81	(1,219)	(1,138)
Total long-term debt and bank notes	9,357	98,725	108,082
Total borrowed funds	18,878	110,081	128,959
Total interest expense	4,677	157,436	162,113
Net interest income	$114,067	$61,829	$175,896

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

Interest income on investment securities, on a fully taxable equivalent basis, increased $23.4 million or 68.3% and $71.4 million or 78.8% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest income on investment securities for the three and nine months ended September 30, 2005, was primarily the result of an increase of 97 basis points and 85 basis points in the yield earned on average investment securities combined with an increase in average investment securities of $1.1 billion and $1.6 billion for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in the yield earned on average investment securities was primarily attributable to a rising domestic interest rate environment. The increase in average investment securities for the three and nine months ended September 30, 2005 was a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities.

Money Market Instruments

Money market instruments include interest-earning time deposits in other banks and federal funds sold.

Interest income on money market instruments increased $5.4 million or 16.7% and $44.3 million or 51.5% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest income on money market instruments was the result of a 184 basis point and 173 basis point increase in the yield earned on average money market instruments for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively, which is attributable to a higher short-term interest rate environment. The increase in the yield earned on average money market instruments was partially offset by a decrease of $1.6 billion in average federal funds sold for both the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in average federal funds sold was a result of the Corporation investing a larger portion of its liquid assets in higher yielding investment securities.

Average investment securities and money market instruments as a percentage of average interest-earning assets were 21.8% and 24.8% for the three and nine months ended September 30, 2005, as compared to 25.8% and 25.6% for the same periods in 2004, respectively. During the three months ended September 30, 2005, the Corporation began to reduce its liquid assets due to the favorable market conditions experienced in both the regular corporate bond and structured asset-backed securitization market.

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

Interest income on other interest-earning assets increased $4.4 million or 5.6% and $18.1 million or 7.7% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increase in interest income on other interest-earning assets for the three and nine months ended September 30, 2005, was primarily the result of a 131 basis point and 112 basis point increase in the yield earned on average other interest-earning assets for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increase in the yield earned on average other interest-earning assets was partially offset by a decrease of $422.0 million and $240.7 million in average other interest-earning assets for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increase in the yield earned on average other interest-earning assets was primarily the result of the increase in the discount rates used in the valuation of the Corporation’s retained beneficial interests in its securitization transactions. The decrease in average other interest-earning assets was primarily attributable to the decrease in the average balances of the Corporation’s interest-only strip receivable and accrued interest and fees on securitized loans.

Loan Receivables

Interest income generated by the Corporation's loan receivables increased $151.4 million or 17.7% and $204.3 million or 7.9% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest income on loan receivables for the three and nine months ended September 30, 2005, was primarily the result of an increase in average loan receivables of $4.1 billion and $1.7 billion combined with an increase of 40 basis points and 27 basis points in the yield earned on average loan receivables for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively.

Table 8 presents the Corporation's loan receivables at period end distributed by loan type.

Table 8: Loan Receivables Distribution
(dollars in thousands) (unaudited)

	September 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$12,845,625	$13,918,369
Other consumer	7,668,103	5,838,907
Commercial	2,848,451	2,736,574
Total domestic loan receivables	23,362,179	22,493,850
Foreign:
Credit card	7,803,389	6,772,691
Other consumer	3,192,536	3,266,118
Commercial	1,162,937	1,226,191
Total foreign loan receivables	12,158,862	11,265,000
Total loan receivables	$35,521,041	$33,758,850

Domestic Credit Card Loan Receivables

Domestic credit card loan receivables decreased $1.1 billion or 7.7% at September 30, 2005, from December 31, 2004. The decrease in domestic credit card loan receivables was primarily the result of higher payment volumes from domestic credit card Customers, partially offset by a net decrease in securitized domestic credit card loan principal receivables and an increase in domestic credit card acquisitions.

In accordance with regulatory guidance, the Corporation has increased the required minimum monthly payment amounts for new U.S. credit card loan accounts during the third quarter of 2005 and will increase the required minimum monthly payment amounts for existing U.S. credit card loan accounts in the fourth quarter of 2005. Previously, credit card Customers were generally required to make a minimum monthly payment equal to the lesser of the sum of finance charges and fees assessed that month plus $15, or 2.25% of the outstanding balance on the account. After the change, credit card Customers are generally required to make a minimum monthly payment equal to interest and late fees assessed that month plus 1% of the remaining balance on the account. Increasing the minimum monthly payment amounts will likely reduce the Corporation's credit card loan receivables, the interest income on those receivables, and the Corporation's interest-only strip receivable. It will also likely increase the Corporation’s credit card delinquencies, net credit losses, and the provision for possible credit losses. The impact in future periods will depend on the actual payment patterns of Customers after the change, whether or not the Customers who pay down more quickly the account balance reuse the available credit, and economic and other factors that are difficult to predict or quantify. Other credit card issuers are making similar changes. As a result, certain of the Corporation’s credit card Customers could be adversely impacted by having to make increased payments on multiple credit card accounts.

During the nine months ended September 30, 2005, the Corporation securitized $6.6 billion of domestic credit card loan receivables, offset by an increase of $7.1 billion in the Corporation’s domestic credit card loan receivables when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The Corporation acquired $272.5 million of domestic credit card loan receivables during the nine months ended September 30, 2005.

The yield on average domestic credit card loan receivables increased 52 basis points and 71 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase reflects higher rates offered to Customers primarily as a result of the rising interest rate environment. During the third quarter of 2004, the Corporation converted a portion of its managed domestic credit card loans from fixed-rate loans to variable-rate loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly.

Domestic Other Consumer Loan Receivables

Domestic other consumer loan receivables increased $1.8 billion or 31.3% at September 30, 2005, from December 31, 2004. The increase in domestic other consumer loan receivables was primarily a result of growth in the Corporation’s unsecured domestic other consumer loan receivables, combined with home equity line of credit ("HELOC") portfolio acquisitions of $892.2 million for the nine months ended September 30, 2005.

On May 2, 2005, the Corporation purchased Nexstar, a mortgage services company that gives the Corporation a platform to bring its affinity partner franchise to the home equity market.

The yield on average domestic other consumer loan receivables decreased 73 basis points and 53 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. This decrease is the result of average HELOC loan receivables comprising a greater percentage of average total domestic other consumer loan receivables during the three and nine months ended September 30, 2005 as compared to the prior periods in 2004. The Corporation’s HELOC loan receivables yield a lower rate than the Corporation’s unsecured domestic other consumer loan receivables.

The Corporation's domestic other unsecured consumer loans typically have higher delinquency and charge-off rates than the Corporation's domestic credit card loans. As a result, the Corporation generally charges higher interest rates on its domestic other unsecured consumer loans than on its domestic credit card loans.

Domestic Commercial Loan Receivables

Domestic commercial loan receivables increased $111.9 million or 4.1% at September 30, 2005, from December 31, 2004. The increase in domestic commercial loan receivables was primarily a result of growth in the Corporation’s business card, professional practice financing, and small business loan receivables, partially offset by the Corporation securitizing $521.7 million of domestic commercial loan receivables during the nine months ended September 30, 2005.

The yield on average domestic commercial loan receivables increased 71 basis points and 58 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively.

Foreign Credit Card Loan Receivables

Foreign credit card loan receivables increased $1.0 billion or 15.2% at September 30, 2005, from December 31, 2004. The increase in foreign credit card loan receivables was primarily the result of originations through marketing programs combined with foreign credit card acquisitions, partially offset by a net increase in securitized foreign credit card loan principal receivables. The increase in foreign credit card loan receivables was also offset by the weakening of foreign currencies against the U.S. dollar.

During the nine months ended September 30, 2005, the Corporation acquired $210.9 million in foreign credit card loan receivables. Also during the nine months ended September 30, 2005, the Corporation securitized $881.8 million of foreign credit card loan receivables, offset by an increase of $805.6 million in the Corporation’s foreign credit card loan receivables when certain securitization transactions were in their scheduled accumulation period and the trusts used principal payments on securitized loans to pay the investors rather than to purchase new loan principal receivables. The increase in foreign credit card loan receivables was also offset by the weakening of foreign currencies against the U.S. dollar, which decreased foreign credit card loan receivables by $592.1 million for the nine months ended September 30, 2005.

The yield on average foreign credit card loan receivables increased 126 basis points and 24 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in the yield earned on average foreign credit card loan receivables reflects higher interest rates offered to Customers.

Foreign Other Consumer Loan Receivables

Foreign other consumer loan receivables decreased $73.6 million or 2.3% at September 30, 2005, from December 31, 2004. The decrease in foreign other consumer loan receivables was primarily a result of the weakening of foreign currencies against the U.S. dollar, which decreased foreign other consumer loan receivables by $262.2 million for the nine months ended September 30, 2005.

The yield on average foreign other consumer loan receivables decreased 44 basis points and 19 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively.

Foreign Commercial Loan Receivables

Foreign commercial loan receivables decreased $63.3 million or 5.2% at September 30, 2005, from December 31, 2004. The decrease in foreign commercial loan receivables was primarily a result of the weakening of foreign currencies against the U.S. dollar. The weakening of foreign currencies decreased foreign commercial loan receivables by $105.6 million for the nine months ended September 30, 2005.

The yield on average foreign commercial loan receivables increased 58 basis points and 198 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in the yield earned on foreign commercial loan receivables for the nine months ended September 30, 2005, was primarily the result of the PCL acquisition that occurred in first quarter of 2004. At September 30, 2004, PCL had not been fully integrated into the Corporation’s operations and results thereof, which reduced the yield for the nine months ended September 30, 2004.

Accounts Receivable from Securitization

Accounts receivable from securitization decreased $71.5 million or .8% at September 30, 2005, from December 31, 2004.

Table 9 presents the components of accounts receivable from securitization.

Table 9: Accounts Receivable from Securitization
(dollars in thousands) (unaudited)

	September 30, 2005	December 31, 2004
Sale of new loan principal receivables (a)	$3,112,946	$2,767,607
Accrued interest and fees on securitized loans	1,858,135	1,945,331
Interest-only strip receivable	860,576	1,292,765
Accrued servicing fees	831,749	900,012
Cash reserve accounts	684,833	720,702
Other subordinated retained interests	577,369	593,037
Other	446,692	224,395
Total accounts receivable from securitization	$8,372,300	$8,443,849

(a) Balance comprised of allocated principal collections and accumulated investor interest.

Prepaid Expenses and Deferred Charges

Prepaid expenses and deferred charges decreased $92.9 million or 21.2% at September 30, 2005, from December 31, 2004. The decrease in prepaid expenses and deferred charges was primarily the result of a decrease to prepaid employee benefit plan costs due to the restructuring plan, implemented in the first quarter of 2005, combined with a decrease in royalties advanced to endorsing organizations, and a decrease in the amount of credit card deferred loan origination costs.

“Note M: Restructuring Charge” to the consolidated financial statements provides further detail on the restructuring plan.

Other Assets

Other assets increased $242.8 million or 13.7% at September 30, 2005, from December 31, 2004. The increase in other assets was primarily related to an increase in the Corporation’s net deferred tax assets, combined with an increase to the cash surrender value of the corporate owned life insurance policies, partially offset by a decrease in the fair market value of interest rate swap agreements accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Interest-Bearing Deposits

Total interest expense on deposits increased $18.6 million or 7.6% and $33.2 million or 4.5% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on deposits was the result of an increase of 46 basis points and 30 basis points in the rate paid on average interest-bearing deposits, partially offset by a decrease of $1.7 billion and $1.2 billion in average interest-bearing deposits for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

Interest expense on domestic time deposits decreased $10.6 million or 5.1% and $34.7 million or 5.5% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in interest expense on domestic time deposits was the result of a decrease of $1.0 billion and $542.2 million in average domestic time deposits, combined with a decrease of 2 basis points and 12 basis points in the rate paid on average domestic time deposits for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

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

Interest expense on domestic money market deposits increased $21.6 million or 72.2% and $40.4 million or 44.6% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on domestic money market deposits was a result of an increase of 165 basis points and 116 basis points in the rate paid on average domestic money market deposits, partially offset by a decrease of $1.2 billion and $1.3 billion in average domestic money market deposits for the three and nine months ended September 30, 2005, respectively. The increase in the rate paid on average domestic money market instruments reflects actions by the FOMC during 2004 and 2005 that increased overall market interest rates.

Interest expense on foreign time deposits increased $7.7 million and $26.8 million for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on foreign time deposits was primarily the result of an increase of $598.4 million and $677.0 million in average foreign time deposits, combined with an increase of 71 basis points and 117 basis points in the rate paid on average foreign time deposits for the three and nine months ended September 30, 2005, respectively. The increase in average foreign time deposits was primarily due to the marketing of retail deposits in the U.K., which began in the second quarter of 2004.

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

Interest expense on short-term borrowings increased $7.1 million or 35.6% for the three months ended September 30, 2005, from the same period in 2004. The increase in interest expense on short-term borrowings, was primarily the result of an increase of $692.8 million in average short-term borrowings for the three months ended September 30, 2005, as compared to the same period in 2004.

Interest expense on short-term borrowings increased $20.9 million or 40.8% for the nine months ended September 30, 2005, from the same period in 2004. The increase in interest expense on short-term borrowings, was primarily the result of an increase of 72 basis points in the rate paid on average short-term borrowings, combined with an increase of $330.7 million in average short-term borrowings for the nine months ended September 30, 2005, as compared to the same period in 2004.

Domestic Short-Term Borrowings

Interest expense on domestic short-term borrowings increased $4.5 million or 58.4% and $6.4 million or 27.4% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on domestic short-term borrowings was primarily the result of an increase of $333.3 million and $153.6 million in average domestic short-term borrowings, combined with an increase of 52 basis points and 31 basis points in the rate paid on average domestic short-term borrowings for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase in domestic short-term borrowings is a result of the Corporation using federal funds purchased to fund a portion of its operations.

Foreign Short-Term Borrowings

Interest expense on foreign short-term borrowings increased $2.6 million or 21.3 % for the three months ended September 30, 2005, from the same period in 2004. The increase in interest expense on foreign short-term borrowings was primarily the result of an increase of $359.5 million in average foreign short-term borrowings, partially offset by a decrease of 53 basis points in the rate paid on average foreign short-term borrowings for the three months ended September 30, 2005, as compared to the same period in 2004.

Interest expense on foreign short-term borrowings increased $14.5 million or 52.2% for the nine months ended September 30, 2005, from the same period in 2004. The increase in interest expense on foreign short-term borrowings was primarily the result of an increase of 108 basis points in the rate paid on average foreign short-term borrowings, combined with an increase of $177.1 million in average foreign short-term borrowings for the nine months ended September 30, 2005, as compared to the same period in 2004. The increase in the rate paid on average foreign short-term borrowings was primarily the result of a higher short-term interest rate environment. In addition, at September 30, 2004, PCL had not been fully integrated into the Corporation’s operations and results thereof, which reduced the rate on average short-term borrowings for the nine months ended September 30, 2004.

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

Interest expense on long-term debt and bank notes increased $41.3 million or 33.0% and $108.1 million or 31.3% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on long-term debt and bank notes was primarily the result of an increase of 82 basis points and 104 basis points in the rate paid on average long-term debt and bank notes, combined with an increase of $1.3 billion and $433.1 million in average long-term debt and bank notes for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

Domestic Long-Term Debt and Bank Notes

Interest expense on domestic long-term debt and bank notes increased $40.3 million or 66.9% and $109.2 million or 70.2% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in interest expense on domestic long-term debt and bank notes was primarily a result of an increase of 165 basis points and 167 basis points in the rate paid on average domestic long-term debt and bank notes, for the three and nine months ended September 30, 2005 from the same periods in 2004, respectively. The increase in the rate paid on domestic long-term debt and bank notes was due to actions by the FOMC in 2004 and 2005 that increased overall market interest rates.

Foreign Long-Term Debt and Bank Notes

Interest expense on foreign long-term debt and bank notes increased $1.0 million for the three months ended September 30, 2005, from the same period in 2004. The increase in interest expense on foreign long-term debt and bank notes was primarily the result of an increase of $653.4 million in average foreign long-term debt and bank notes, partially offset by a decrease of 83 basis points in the rate paid on average foreign long-term debt and bank notes for the three months ended September 30, 2005, from the same period in 2004.

Interest expense on foreign long-term debt and bank notes decreased $1.1 million for the nine months ended September 30, 2005, from the same period in 2004. The decrease in interest expense on foreign long-term debt and bank notes was primarily the result of a decrease of 3 basis points in the rate paid on average foreign long-term debt and bank notes for the nine months ended September 30, 2005, from the same period in 2004.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income decreased $306.0 million or 46.1% at September 30, 2005, from December 31, 2004. The decrease was primarily attributable to a decrease in foreign currency translation resulting from the strengthening of the U.S. dollar against foreign currencies. See “Note K: Comprehensive Income” to the consolidated financial statements for further details.

Total Other Operating Income

Total other operating income includes securitization income, interchange income, loan fees, insurance income, and other income. Total other operating income decreased $156.5 million or 7.2% and $385.0 million or 6.3% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively.

Table 10 presents the components of total other operating income.

Table 10: Components of Total Other Operating Income
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Securitization income:
Excess servicing fees (a)	$1,233,595	$1,326,533	$3,663,057	$3,761,229
Loan servicing fees (a)	411,638	416,872	1,232,648	1,242,097
Gain from the sale of loan principal receivables for new securitizations (b)	12,700	15,496	22,341	75,949
Net revaluation of interest-only strip receivable (b)	(142,091)	11,334	(463,883)	(97,865)
Total securitization income	1,515,842	1,770,235	4,454,163	4,981,410
Interchange income	123,865	113,491	341,206	318,860
Credit card loan fees	160,539	134,251	395,817	398,471
Other consumer loan fees	55,713	46,941	157,894	123,959
Commercial loan fees	22,841	17,992	63,982	50,919
Insurance income	69,763	51,512	185,766	149,638
Other	54,482	25,168	117,945	78,485
Total other operating income	$2,003,045	$2,159,590	$5,716,773	$6,101,742

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

Securitization income decreased $254.4 million or 14.4% and $527.2 million or 10.6% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The components of securitization income are discussed separately below.

Total Securitization Servicing Fees

Total securitization servicing fees include both excess servicing fees and loan servicing fees. These items are discussed below.

Table 11 provides further detail regarding total excess servicing fees.

Table 11: Components of Total Excess Servicing Fees
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Interest income on securitized loans	$2,519,564	$2,467,085	$7,622,592	$7,261,380
Interest expense on securitized loans	(816,002)	(507,976)	(2,227,731)	(1,359,951)
Net interest income on securitized loans	1,703,562	1,959,109	5,394,861	5,901,429
Other fee income on securitized loans	943,169	818,109	2,576,610	2,355,500
Net credit losses on securitized loans	(1,001,498)	(1,033,813)	(3,075,766)	(3,253,603)
Total securitization servicing fees	1,645,233	1,743,405	4,895,705	5,003,326
Loan servicing fees	(411,638)	(416,872)	(1,232,648)	(1,242,097)
Total excess servicing fees	$1,233,595	$1,326,533	$3,663,057	$3,761,229

Excess Servicing Fees

Excess servicing fees decreased $92.9 million and $98.2 million for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease for the three and nine months ended September 30, 2005 was primarily the result of an increase in interest expense on securitized loans, partially offset by an increase in interest and other fee income on securitized loans, combined with a decrease in net credit losses on securitized loans.

The net interest income earned on securitized loans decreased by $255.5 million or 13.0% and $506.6 million or 8.6% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. Securitized net interest income was affected by the net interest margin on securitized interest-earning assets. The net interest margin on securitized interest-earning assets decreased to 8.28% and 8.81% for the three and nine months ended September 30, 2005, as compared to 9.32% and 9.51% for the same periods in 2004, respectively. The securitized net interest margin represents net interest income on securitized loans for the period expressed as a percentage of average securitized interest-earning assets. The decrease in the net interest margin on securitized interest-earning assets for the three and nine months ended September 30, 2005 was primarily a result of the decrease in the interest rate spread between securitized interest-earning assets and securitized interest-bearing liabilities. Refer to “Off-Balance Sheet Arrangements - Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for the calculation of the Corporation’s net interest margin on securitized interest-earning assets and the net interest margin.

Changes in the yield earned on average securitized loans and the interest rate paid to investors in the Corporation's securitization transactions impact the securitized net interest margin. The yield earned on average securitized loans was 12.11% and 12.28% for the three and nine months ended September 30, 2005, as compared to 11.55% and 11.52% for the same periods in 2004, respectively. The increase in the yield earned on average securitized loans reflects higher interest rates offered to Customers. The average interest rate paid to investors in the Corporation’s average securitization transactions was 3.87% and 3.54% for the three and nine months ended September 30, 2005, as compared to 2.35% and 2.13% for the same periods in 2004, respectively. The interest rate paid to investors generally resets on a monthly basis. The increase in the average interest rate paid to investors for the three and nine months ended September 30, 2005, from the same periods in 2004, reflects actions by the FOMC in 2004 and 2005 that increased overall market interest rates. Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for the calculation of the yield on average securitized loans and the yield on average loan receivables. Refer to “Loan Receivables” for a discussion of the yield on average loan receivables. The interest rate paid on the Corporation’s average net interest-bearing liabilities is discussed under “Interest-Bearing Deposits” and “Borrowed Funds.” Refer to “Off-Balance Sheet Arrangements—Impact of Off-Balance Sheet Asset Securitization Transactions on the Corporation’s Results” for the calculation of the average interest rate paid to investors in the Corporation’s securitization transactions and the average interest rate of net-interest bearing liabilities.

Other fee income generated by securitized loans increased $125.1 million or 15.3% and $221.1 million or 9.4% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively, primarily as a result of an increase in interchange due to higher sales volume.

Securitized net credit losses decreased $32.3 million or 3.1% and $177.8 million or 5.5% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The charge-off rate on securitized loans decreased by 2 basis points and 20 basis points to 4.70% and 4.79% for the three and nine months ended September 30, 2005, as compared to 4.72% and 4.99% for the same periods in 2004, respectively. This decrease is consistent with the overall trend in the Corporation's managed loan portfolio net credit loss ratio.

Loan Servicing Fees

Loan servicing fees decreased $5.2 million or 1.3% and $9.4 million or .8% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease was a result of a $2.4 billion or 2.8% and $1.2 billion or 1.4% decrease in average securitized loans for the three and nine months ended September 30, 2005, respectively.

Net Gain (or Loss) from Securitization Activity

The net gain (or loss) from securitization activity consists of gains associated with the sale of new loan principal receivables (net of securitization transaction costs), changes in the projected excess spread used to value the interest-only strip receivable for securitized credit card, other consumer, and commercial loan principal receivables, and all other changes in the fair value of the interest-only strip receivable. The net loss from securitization activity was $129.4 million and $441.5 million for the three and nine months ended September 30, 2005, as compared to a net gain of $26.8 million and a net loss of $21.9 million for the same periods in 2004, respectively, resulting in a decrease in securitization income of $156.2 million and $419.6 million for the three and nine months ended September 30, 2005, respectively.

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

The gain from the sale of loan principal receivables for new securitization transactions was $12.7 million (net of securitization transaction costs of $14.1 million) on the sale of $5.5 billion of credit card and commercial loan principal receivables and $22.3 million (net of securitization transaction costs of $23.9 million) on the sale of $8.0 billion of credit card and commercial loan principal receivables for the three and nine months ended September 30, 2005. The gain from the sale of loan principal receivables for new securitization transactions was $15.5 million (net of securitization transaction costs of $13.1 million) on the sale of $2.7 billion of credit card loan principal receivables and $75.9 million (net of securitization transaction costs of $42.4 million) on the sale of $10.2 billion of credit card loan principal receivables for the three and nine months ended September 30, 2004, respectively.

Table 12 provides further detail on the gain from the sale of loan principal receivables for new securitization transactions.

Table 12: Gain from the Sale of Loan Principal Receivables for New Securitization Transactions
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Gain	$26,816	$28,625	$46,247	$118,322
Securitization Transaction Costs	(14,116)	(13,129)	(23,906)	(42,373)
Net of Securitization Transaction Costs	$12,700	$15,496	$22,341	$75,949

Credit card and commercial loan principal receivables sold	$5,466,596	$2,722,054	$7,953,553	$10,248,269

Net Revaluation of the Interest-Only Strip Receivable

Three Months Ended September 30, 2005

The net revaluation of the interest-only strip receivable resulted in a $142.1 million loss for the three months ended September 30, 2005, which was primarily the result of decreases in projected excess spread to be earned in the future, partially offset by decreases in projected loan payment rates.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 3.13% at September 30, 2005, as compared to 3.88% at June 30, 2005. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was primarily the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans, combined with an increase in the projected interest rate paid to investors, partially offset by lower projected charge-off rates on securitized credit card loan principal receivables. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.73% at September 30, 2005, as compared to 4.26% at June 30, 2005. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was primarily the result of a decrease in projected interest yields on securitized other consumer loan principal receivables, an increase in the projected interest rate paid to investors and higher projected charge-off rates on securitized other consumer loan principal receivables.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 16.01% at September 30, 2005, as compared to 17.12% at June 30, 2005. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.85% at September 30, 2005, as compared to 4.91% at June 30, 2005.

Three Months Ended September 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $11.3 million gain for the three months ended September 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that were in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 5.07% at September 30, 2004, as compared to 5.01% at June 30, 2004. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.51% at September 30, 2004, as compared to 3.38% at June 30, 2004. The increase in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables and securitized other consumer loan principal receivables was primarily the result of an increase in projected recoveries on charged-off securitized loan principal receivables, combined with a decrease in projected charge-off rates. The Corporation was projecting increased recoveries on charged-off securitized loan principal receivables due to the success of increased collection efforts.

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

Nine Months Ended September 30, 2005

The net revaluation of the interest-only strip receivable resulted in a $463.9 million loss for the nine months ended September 30, 2005, which was primarily the result of decreases in projected excess spread to be earned in the future, increases in projected loan repayment rates and the impact of securitization transactions that are currently in their scheduled accumulation period.

The projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was 3.13% at September 30, 2005, as compared to 4.85% at December 31, 2004. The decrease in the projected excess spread used to value the interest-only strip receivable for securitized credit card loan principal receivables was primarily the result of a decrease in projected interest yields on securitized credit card loan principal receivables resulting from the Corporation’s pricing decisions to attract and retain Customers and to grow managed loans, combined with an increase in the projected interest rate paid to investors. The projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 3.73% at September 30, 2005, as compared to 3.58% at December 31, 2004. The increase in the projected excess spread used to value the interest-only strip receivable for securitized other consumer loan principal receivables was primarily the result of lower projected charge-off rates partially offset by an increase in the projected interest rate paid to investors.

The projected loan payment rate used to value the interest-only strip receivable for securitized credit card loan principal receivables was 16.01% at September 30, 2005, as compared to 15.66% at December 31, 2004. The projected loan payment rate used to value the interest-only strip receivable for securitized other consumer loan principal receivables was 4.85% at September 30, 2005, as compared to 4.84% at December 31, 2004.

Nine Months Ended September 30, 2004

The net revaluation of the interest-only strip receivable resulted in a $97.9 million loss for the nine months ended September 30, 2004, which was primarily the result of changes in projected loan payment rates, changes in projected excess spread to be earned in the future and securitization transactions that were in their scheduled accumulation period.

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

Credit Card Loan Fees

Credit card loan fees increased $26.3 million or 19.6% for the three months ended September 30, 2005, from the same period in 2004. The increase in credit card fees for the three months ended September 30, 2005, was primarily the result of an increase in cash advance fees due to the increased use of promotional rate offers, partially offset by a decrease in overlimit fees. The decrease in overlimit fees is primarily due to the elimination of overlimit fees for accounts that have been overlimit for consecutive periods. By eliminating overlimit fees and holding the minimum payment constant, more of the Customer’s payment was applied to reduce principal, thus accelerating the rate at which outstanding balances on these overlimit accounts are reduced below the credit limit. Credit card loan fees on securitized loans are included in securitization income.

Other Consumer Loan Fees

Other consumer loan fees increased $8.8 million or 18.7% and $33.9 million or 27.4% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in other consumer loan fees for the three and nine months ended September 30, 2005, from the same periods in 2004, was primarily the result of an increase in cash volume on domestic unsecured lending products. Also, for the nine months ended September 30, 2005, the increase in other consumer loan fees was the result of an increase in the average cash advance fees assessed related to the implementation of a modified fee structure in the first quarter of 2004, which included the removal of the maximum fee amount that could be assessed on unsecured lending products. Other consumer loan fees on securitized loans are included in securitization income.

Commercial Loan Fees

Commercial loan fees increased $4.8 million or 27.0% and $13.1 million or 25.7% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in commercial loan fees was primarily the result of the growth in the Corporation's average managed business card loans and an increase in the number of accounts.

Insurance

The Corporation's insurance income primarily relates to fees received for marketing credit related life and disability insurance and credit protection products to its Customers. The Corporation recognizes insurance income over the policy or contract period as earned.

Insurance income increased $18.3 million or 35.4% and $36.1 million or 24.1% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase was primarily the result of an increase in the number of accounts using credit related insurance products in the U.K. and an increased commission percentage in the U.K. Insurance income on securitized loans is included in securitization income.

Other

Other income increased $29.3 million or 116.5% and $39.5 million or 50.3% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase was the result of an increase in fees related to Nexstar activity, brokerage fees related to Loans.co.uk activity, and income related to derivatives.

Total Other Operating Expense

Total other operating expense includes salaries and employee benefits, occupancy expense of premises, furniture and equipment expense, restructuring charge, and other operating expense.

Total other operating expense decreased $5.9 million for the three months ended September 30, 2005 and increased $720.1 million or 17.3% for the nine months ended September 30, 2005, from the same periods in 2004. The growth in total other operating expense for the nine months ended September 30, 2005 primarily reflects the restructuring charge of $764.1 million in connection with the Corporation’s restructuring plan implemented in the first quarter of 2005. Total other operating expense, excluding the restructuring charge, decreased $44.0 million or 1.1% for the nine months ended September 30, 2005, as compared to the same period in 2004. See Table 4 for a reconciliation of other operating expense to other operating expense excluding the restructuring charge.

Certain components of other operating expense are discussed below.

Salaries and Employee Benefits

Salaries and employee benefits decreased $32.1 million or 5.9% and $84.9 million or 5.1% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in salaries and employee benefits was primarily related to a decrease in staffing levels mainly due to the restructuring plan implemented in the first quarter of 2005.

The Corporation had approximately 24,700 and 26,900 full-time equivalent employees, at September 30, 2005, and 2004, respectively.

Included in salaries and employee benefits is the net periodic benefit cost for the Corporation’s noncontributory defined benefit pension plan (“Pension Plan”) and the supplemental executive retirement plan (“SERP”) of $22.6 million and $72.7 million for the three and nine months ended September 30, 2005, as compared to $25.8 million and $77.5 million for the same periods in 2004, respectively. Also included in salaries and employee benefits for the nine months ended September 30, 2005, was a $5.5 million special termination benefit charge unrelated to the restructuring charge, for a SERP participant retiring earlier than expected. For the nine months ended September 30, 2005, the Corporation contributed the maximum tax-deductible contribution of $78.5 million to the Pension Plan. In 2004, the Corporation contributed $69.0 million to the Pension Plan.

The Corporation increased the discount rate used to determine the net periodic benefit cost for both the Pension Plan and the SERP from 6.00% in 2004 to 6.14% for the nine months ended September 30, 2005. The increase in the discount rate used to determine the net periodic benefit cost was a result of a refinement in the methodology used to calculate the discount rate and a change to the measurement date as a result of the restructuring charge.

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

“Note L: Employee Benefits” to the consolidated financial statements provides further detail regarding the Corporation’s employee benefits for the three and nine months ended September 30, 2005 and 2004. “Note 24: Employee Benefits” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s employee benefits.

Furniture and Equipment Expense

Furniture and equipment expense increased $13.7 million or 12.9% and $53.9 million or 18.3% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in furniture and equipment expense was primarily related to increased software amortization costs from the implementation of internally-developed software projects, including the Strategic Systems Extension project that was placed into service in the second quarter of 2004.

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

In connection with its restructuring plan, during the three months ended September 30, 2005, the Corporation recognized a reduction in the restructuring charge in other operating expense of $17.9 million pre-tax ($7.6 million net of tax), due to favorable experience with respect to the post employment healthcare elections made by terminated employees. The Corporation recorded a restructuring charge in other operating expense of $764.1 million pre-tax ($489.4 million net of tax) in connection with its restructuring plan during the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, $475.8 million of the charge related to the voluntary early retirement and voluntary severance programs, $171.1 million of the charge related to contract terminations, and $113.6 million of the charge related to the disposition of fixed assets. The contract termination costs were primarily related to a marketing agreement with a third party vendor that marketed the Corporation’s products to endorsing organizations. Management determined this contract was no longer consistent with the Corporation’s long-term objectives.

Other Expense Component of Other Operating Expense

The other expense component of other operating expense increased $34.6 million or 5.3% and decreased $3.6 million for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. Certain components of the other expense component of other operating expense are discussed separately below.

Table 13 provides further detail regarding the other expense components of the Corporation’s other operating expense.

Table 13: Other Expense Component of Other Operating Expense
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Purchased services	$162,450	$145,574	$524,733	$490,055
Advertising	105,455	96,775	317,102	307,787
Collection	33,666	28,625	94,328	78,897
Stationery and supplies	10,558	10,609	29,124	30,949
Service bureau	22,613	25,725	66,357	69,960
Postage and delivery	131,318	102,645	352,661	349,505
Telephone usage	19,618	22,803	59,201	66,585
Loan receivable fraud losses	37,991	41,267	107,658	111,754
Amortization of intangible assets	116,654	114,762	347,514	335,503
Other	45,220	62,207	162,621	223,902
Total other expense	$685,543	$650,992	$2,061,299	$2,064,897

Purchased Services

Purchased services increased $16.9 million or 11.6% and $34.7 million or 7.1% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in purchased services for the three and nine months ended September 30, 2005, primarily reflects increased telesales outsourcing, partially offset by the termination of a contract, in connection with the Corporation’s restructuring charge, with a third party vendor that marketed the Corporation’s products to endorsing organizations. The increase in purchased services for the nine months ended September 30, 2005 also reflects brand campaign and merger related expenses, partially offset by a reduction in payments to endorsing organizations for marketing efforts they perform on the Corporation’s behalf to activate new accounts after they have been originated.

See “Note M: Restructuring Charge” for further information on the restructuring charge.

Collection

Collection expense increased $5.0 million or 17.6% and $15.4 million or 19.6% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in collection expense was primarily related to increased collection attorney and agency fees associated with strategic initiatives to reduce net charge-off rates.

Postage and Delivery

Postage and delivery expense increased $28.7 million or 27.9% for the three months ended September 30, 2005, from the same period in 2004. The increase in postage and delivery expense for the three months ended September 30, 2005 was primarily related to increased mailing activity.

Other

Other expense decreased $17.0 million or 27.3% and $61.3 million or 27.4% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in other expense for the three months ended September 30, 2005 was primarily related to increases in the market value of company owned life insurance for the three months ended September 30, 2005, as compared to decreases for the same period in 2004, combined with a decrease in losses associated with community reinvestment equity interests. The decrease in other expense for the nine months ended September 30, 2005 was primarily related to a decrease in charitable donations and a decrease in disposal costs, unrelated to the restructuring.

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

Income tax expense decreased $11.8 million or 2.8% and $235.3 million or 23.2% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. These amounts represent an effective tax rate of 36.3% and 36.1% for the three and nine months ended September 30, 2005, respectively, and 36.6% and 34.7% for the same periods in 2004. The decrease in income tax expense for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively, was due primarily to a decrease in pre-tax earnings. The effective tax rate for the nine months ended September 30, 2004 was lower primarily because of discrete items recognized in the second quarter of 2004.

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

Lending to Customers on certain commercial loans is based upon a review of the financial strength of the Customer, assessment of the Customer’s management ability, sector industry trends, the type of exposure, the transaction structure, and total relationship exposure. Commercial loans are individually approved either by an officer with appropriate authority delegated to them based upon their experience in the product and loan structure over which they have responsibility or by a loan committee. The level of approval required is determined by the internal risk rating for the Customer and the total relationship exposure. In most cases, at least two credit officers are approving the loan. The commercial portfolio is managed on both a pool basis and an individual basis. For loans greater than a specified threshold, an internal risk rating is assigned and adjusted on an ongoing basis to reflect changes in the Customer’s financial condition, cash flow, or ongoing financial stability. For loans less than the specified threshold, commercial loans are managed based upon scoring models and performance.

Credit quality and the impact of credit losses on the Corporation’s financial condition and results of operations are discussed below.

Delinquencies

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the Customer's billing statement. Interest and fees continue to accrue on the Corporation's delinquent loans. Delinquency is reported on accruing loans that are 30 days or more past due. Delinquency as a percentage of the Corporation's loan receivables was 2.78% at September 30, 2005, as compared to 3.29% at December 31, 2004. The Corporation's delinquency as a percentage of managed loans was 3.99% at September 30, 2005, as compared to 4.13% at December 31, 2004.

The decrease in the delinquency rate at September 30, 2005 as compared to December 31, 2004, was a result of loan growth in credit card and other consumer loans, improving asset quality trends, enhanced collection strategies in credit card loans, and a seasonal decrease in delinquency amounts.

Table 14 presents a reconciliation of the Corporation’s loan receivables delinquency ratio to the managed loans delinquency ratio.

Table 14: Delinquent Loans (a) (b)
(dollars in thousands) (unaudited)

	September 30, 2005		December 31, 2004
Loan Receivables
Loan receivables outstanding	$35,521,041		$33,758,850
Loan receivables delinquent:
30 to 59 days	$368,149	1.04%	$385,339	1.14%
60 to 89 days	211,575.60		245,700.73
90 or more days (c)	408,924	1.14	480,402	1.42
Total loan receivables delinquent	$988,648	2.78%	$1,111,441	3.29%
Loan receivables delinquent by geographic area:
Domestic:
Credit card	$452,432	3.52%	$582,038	4.18%
Other consumer	273,517	3.57	273,906	4.69
Commercial	42,103	1.48	44,315	1.62
Total domestic	768,052	3.29	900,259	4.00
Foreign:
Credit card	165,204	2.12	139,533	2.06
Other consumer	38,773	1.21	45,396	1.39
Commercial	16,619	1.43	26,253	2.14
Total foreign	220,596	1.81	211,182	1.87
Total loan receivables delinquent by geographic area	$988,648	2.78	$1,111,441	3.29
Securitized Loans
Securitized loans outstanding	$87,004,128		$87,859,325
Securitized loans delinquent:
30 to 59 days	$1,352,925	1.56%	$1,305,076	1.49%
60 to 89 days	797,856.92		858,114.97
90 or more days (c)	1,753,971	2.01	1,750,466	1.99
Total securitized loans delinquent	$3,904,752	4.49%	$3,913,656	4.45%
Securitized loans delinquent by geographic area:
Domestic:
Credit card	$3,063,406	4.67%	$3,105,216	4.69%
Other consumer	295,696	5.22	315,531	5.57
Commercial	38,445	2.51	37,195	3.69
Total domestic	3,397,547	4.66	3,457,942	4.74
Foreign:
Credit card	507,205	3.58	455,714	3.05
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	507,205	3.58	455,714	3.05
Total securitized loans delinquent by geographic area	$3,904,752	4.49	$3,913,656	4.45

Table 14: Delinquent Loans (a) (b)-Continued
(dollars in thousands) (unaudited)

	September 30, 2005		December 31, 2004
Managed Loans
Managed loans outstanding	$122,525,169		$121,618,175
Managed loans delinquent:
30 to 59 days	$1,721,074	1.40%	$1,690,415	1.39%
60 to 89 days	1,009,431.82		1,103,814.91
90 or more days (c)	2,162,895	1.77	2,230,868	1.83
Total managed loans delinquent	$4,893,400	3.99%	$5,025,097	4.13%
Managed loans delinquent by geographic area:
Domestic:
Credit card	$3,515,838	4.48%	$3,687,254	4.60%
Other consumer	569,213	4.27	589,437	5.12
Commercial	80,548	1.84	81,510	2.18
Total domestic	4,165,599	4.33	4,358,201	4.57
Foreign:
Credit card	672,409	3.06	595,247	2.74
Other consumer	38,773	1.21	45,396	1.39
Commercial	16,619	1.43	26,253	2.14
Total foreign	727,801	2.77	666,896	2.54
Total managed loans delinquent by geographic area	$4,893,400	3.99	$5,025,097	4.13

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

Table 15: Accruing Loans Past Due 90 Days or More (a) (b) (c)
(dollars in thousands)(unaudited)

	September 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$202,607	$261,415
Other consumer	125,510	135,389
Commercial	18,507	19,334
Total domestic	346,624	416,138
Foreign:
Credit card	49,551	44,404
Other consumer	7,013	9,270
Commercial	5,736	10,590
Total foreign	62,300	64,264
Total loan receivables	$408,924	$480,402
Securitized Loans
Domestic:
Credit card	$1,408,563	$1,407,333
Other consumer	140,099	157,181
Commercial	19,479	19,680
Total domestic	1,568,141	1,584,194
Foreign:
Credit card	185,830	166,272
Other consumer	-	-
Commercial	-	-
Total foreign	185,830	166,272
Total securitized loans	$1,753,971	$1,750,466
Managed Loans
Domestic:
Credit card	$1,611,170	$1,668,748
Other consumer	265,609	292,570
Commercial	37,986	39,014
Total domestic	1,914,765	2,000,332
Foreign:
Credit card	235,381	210,676
Other consumer	7,013	9,270
Commercial	5,736	10,590
Total foreign	248,130	230,536
Total managed loans	$2,162,895	$2,230,868

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

Nonaccrual loan receivables as a percentage of the Corporation’s ending loan receivables were .72% at September 30, 2005, as compared to .53% at December 31, 2004. Nonaccrual managed loans as a percentage of ending managed loans were .51% at September 30, 2005, as compared to .35% at December 31, 2004. The increase in domestic nonaccrual loans was primarily the result of an increase in the number of credit card accounts placed on nonaccrual status as a result of Hurricane Katrina, an increase in bankrupt and deceased business card accounts, and an increase in the number of practice acquisition accounts placed on nonaccrual status.

During the third quarter of 2005, the Central Gulf Coast of the U.S. was struck by Hurricane Katrina, adversely affecting a portion of the Corporation’s Customers. The Corporation assisted Customers through various ways, including payment holidays, late fee waivers, increased credit lines, and access to emergency cash. In addition, some Customer’s accounts were placed on nonaccrual status as a result of Hurricane Katrina, which resulted in an increase in domestic nonaccrual loans. The Corporation is not able to quantify the full impact of Hurricane Katrina, however it is expected to have an adverse effect on the Corporation’s delinquency and credit losses in future periods.

The increase in foreign nonaccrual loans was a result of an increase in bankrupt and deceased accounts, and an increase in the number of accounts placed in debt management programs.

Table 16 presents the Corporation's nonaccrual loan receivables and includes a reconciliation to the nonaccrual managed loans.

Table 16: Nonaccrual Loans (a) (b)
(dollars in thousands)(unaudited)

	September 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$15,170	$3,508
Other consumer	7,995	475
Commercial	12,111	5,181
Total domestic	35,276	9,164
Foreign:
Credit card	140,978	108,054
Other consumer	77,567	60,071
Commercial	888	254
Total foreign	219,433	168,379
Total loan receivables	$254,709	$177,543
Nonaccrual loan receivables as a percentage of ending loan receivables	.72%	.53%

Securitized Loans
Domestic:
Credit card	$78,737	$13,100
Other consumer	7,064	461
Commercial	5,224	2,301
Total domestic	91,025	15,862
Foreign:
Credit card	281,353	235,005
Other consumer	-	-
Commercial	-	-
Total foreign	281,353	235,005
Total securitized loans	$372,378	$250,867
Nonaccrual securitized loans as a percentage of ending securitized loans	.43%	.29%

Managed Loans
Domestic:
Credit card	$93,907	$16,608
Other consumer	15,059	936
Commercial	17,335	7,482
Total domestic	126,301	25,026
Foreign:
Credit card	422,331	343,059
Other consumer	77,567	60,071
Commercial	888	254
Total foreign	500,786	403,384
Total managed loans	$627,087	$428,410
Nonaccrual managed loans as a percentage of ending managed loans	.51%	.35%

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

Other restructured loan receivables as a percentage of the Corporation’s ending loan receivables were 1.71% at September 30, 2005 and 2.02% at December 31, 2004. Other restructured managed loans as a percentage of ending managed loans were 2.23% at September 30, 2005, as compared to 2.68% at December 31, 2004. The decrease in other restructured loans was primarily a result of an improvement in overall asset quality trends.

Table 17 presents the Corporation’s other restructured loan receivables and includes a reconciliation to the other restructured managed loans.

Table 17: Other Restructured Loans (a) (b)
(dollars in thousands)(unaudited)

	September 30, 2005	December 31, 2004
Loan Receivables
Domestic:
Credit card	$366,931	$457,216
Other consumer	192,106	195,728
Commercial	24,490	10,177
Total domestic	583,527	663,121
Foreign:
Credit card	19,334	13,234
Other consumer	5,300	5,560
Commercial	-	-
Total foreign	24,634	18,794
Total loan receivables	$608,161	$681,915
Other restructured loan receivables as a percentage of ending loan receivables	1.71%	2.02%

Securitized Loans
Domestic:
Credit card	$1,900,704	$2,317,629
Other consumer	169,777	208,315
Commercial	5,240	4,156
Total domestic	2,075,721	2,530,100
Foreign:
Credit card	47,502	50,638
Other consumer	-	-
Commercial	-	-
Total foreign	47,502	50,638
Total securitized loans	$2,123,223	$2,580,738
Other restructured securitized loans as a percentage of ending securitized loans	2.44%	2.94%

Managed Loans
Domestic:
Credit card	$2,267,635	$2,774,845
Other consumer	361,883	404,043
Commercial	29,730	14,333
Total domestic	2,659,248	3,193,221
Foreign:
Credit card	66,836	63,872
Other consumer	5,300	5,560
Commercial	-	-
Total foreign	72,136	69,432
Total managed loans	$2,731,384	$3,262,653
Other restructured managed loans as a percentage of ending managed loans	2.23%	2.68%

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

Re-ages can have the effect of delaying charge-offs. There were $121.1 million and $379.5 million of loan receivables re-aged during the three and nine months ended September 30, 2005, compared to $137.3 million and $459.3 million for the same periods in 2004, respectively. Managed loans re-aged during the three and nine months ended September 30, 2005 were $419.3 million and $1.5 billion, as compared to $589.0 million and $2.0 billion for the same periods in 2004, respectively. Of those accounts that were re-aged during the three months ended September 30, 2004, approximately 24.1% returned to delinquency status and approximately 17.7% charged off by September 30, 2005.

The decrease in the domestic loan re-aged amounts was the result of an improvement in overall asset quality trends, as well as a change in the criteria that need to be met to qualify for a reage. The increase in the foreign loan re-aged amounts was the result of an increase in the number of accounts placed in debt management programs and changes in account management practices for identifying and processing re-aged loans.

Table 18 presents the Corporation’s loan receivables re-aged amounts and includes a reconciliation to the managed loans re-aged amounts.

Table 18: Re-aged Amounts (a) (b)
(dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Loan Receivables Re-aged Amounts
Domestic:
Credit card	$35,876	$74,959	$137,082	$259,682
Other consumer	27,363	35,017	91,893	124,704
Commercial	1,046	1,455	3,827	3,704
Total domestic	64,285	111,431	232,802	388,090
Foreign:
Credit card	44,826	16,046	107,851	48,942
Other consumer	11,822	9,852	38,486	22,228
Commercial	165	10	322	10
Total foreign	56,813	25,908	146,659	71,180
Total loan receivables re-aged amounts	$121,098	$137,339	$379,461	$459,270

Securitized Loan Re-aged Amounts
Domestic:
Credit card	$195,507	$365,548	$844,914	$1,247,643
Other consumer	25,162	37,960	91,915	123,474
Commercial	631	1,019	2,333	3,695
Total domestic	221,300	404,527	939,162	1,374,812
Foreign:
Credit card	76,919	47,183	202,859	128,286
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign	76,919	47,183	202,859	128,286
Total securitized loan re-aged amounts	$298,219	$451,710	$1,142,021	$1,503,098

Managed Loan Re-aged Amounts
Domestic:
Credit card	$231,383	$440,507	$981,996	$1,507,325
Other consumer	52,525	72,977	183,808	248,178
Commercial	1,677	2,474	6,160	7,399
Total domestic	285,585	515,958	1,171,964	1,762,902
Foreign:
Credit card	121,745	63,229	310,710	177,228
Other consumer	11,822	9,852	38,486	22,228
Commercial	165	10	322	10
Total foreign	133,732	73,091	349,518	199,466
Total managed loan re-aged amounts	$419,317	$589,049	$1,521,482	$1,962,368

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

Loan receivables net credit losses decreased $42.2 million or 12.8% for the three months ended September 30, 2005, from the same period in 2004. Net credit losses as a percentage of average loan receivables were 3.30% for the three months ended September 30, 2005, as compared to 4.28% for the same period in 2004. Managed net credit losses decreased $74.5 million or 5.5% for the three months ended September 30, 2005, from the same period in 2004. The Corporation’s managed net credit losses as a percentage of average managed loans were 4.29% for the three months ended September 30, 2005, as compared to 4.61% for the same period in 2004.

Loan receivables net credit losses decreased $151.4 million or 14.7% for the nine months ended September 30, 2005, from the same period in 2004. Net credit losses as a percentage of average loan receivables were 3.59% for the nine months ended September 30, 2005, as compared to 4.44% for the same period in 2004. Managed net credit losses decreased $329.3 million or 7.7% for the nine months ended September 30, 2005, from the same period in 2004. The Corporation’s managed net credit losses as a percentage of average managed loans were 4.46% for the nine months ended September 30, 2005, as compared to 4.85% for the same period in 2004.

The overall decreases in the net credit loss ratios for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily reflect the Corporation's improving asset quality trends.

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

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act was enacted (the “Act”). The Act, which restricts the ability of individuals to clear their debts through bankruptcy, went into effect on October 17, 2005. Under the Act, more obligors filing for bankruptcy will be required to file under a Chapter 13 bankruptcy, in which individuals are placed on a repayment plan of up to five years, instead of having their debts cleared without a repayment plan in a Chapter 7 bankruptcy proceeding. Debts not addressed by the repayment plan do not have to be paid. The new law also contains provisions such as income qualification tests, more stringent restrictions on current bankruptcy exemptions, and mandatory credit counseling.

In the period leading up to the October 17, 2005 effective date of the Act, there was a significant increase in the number of bankruptcy filings as obligors accelerated filings of Chapter 7 bankruptcy proceedings to avoid the adverse provisions of the Act. This accelerated rate of filings will significantly increase the Corporation’s net credit losses for the month of December because bankrupt accounts are charged off by the end of the second calendar month following receipt of notification of the filing from the applicable court. However, the number of bankruptcy filings and resulting credit losses could be significantly offset in the periods following the effective date of the Act as a result of the earlier acceleration in filings and restrictions in the Act. The Corporation’s future net credit losses are by their nature uncertain and changes in economic conditions, regulatory policies, seasonality, and other factors may also impact losses

Table 19 presents the Corporation’s loan receivables net credit loss ratio and includes a reconciliation to the managed net credit loss ratio.

Table 19: Net Credit Loss Ratio
(dollars in thousands) (unaudited)
	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables
Domestic:
Credit card	$110,731	$12,093,586	3.66%	$150,729	$13,798,932	4.37%
Other consumer	88,829	7,387,232	4.81	96,643	5,576,609	6.93
Commercial	14,611	3,016,651	1.94	18,420	2,448,625	3.01
Total domestic	214,171	22,497,469	3.81	265,792	21,824,166	4.87
Foreign:
Credit card	44,446	8,127,745	2.19	34,084	4,807,145	2.84
Other consumer	25,319	3,179,740	3.19	26,577	3,089,871	3.44
Commercial	4,319	1,151,376	1.50	4,018	1,155,585	1.39
Total foreign	74,084	12,458,861	2.38	64,679	9,052,601	2.86
Total loan receivables	$288,255	$34,956,330	3.30	$330,471	$30,876,767	4.28

Securitized Loans
Domestic:
Credit card	$752,363	$64,770,752	4.65%	$802,422	$67,292,128	4.77%
Other consumer	102,320	5,669,790	7.22	105,002	5,669,159	7.41
Commercial	13,351	1,238,196	4.31	13,069	1,007,707	5.19
Total domestic	868,034	71,678,738	4.84	920,493	73,968,994	4.98
Foreign:
Credit card	133,464	13,518,601	3.95	113,320	13,657,079	3.32
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	133,464	13,518,601	3.95	113,320	13,657,079	3.32
Total securitized loans	$1,001,498	$85,197,339	4.70	$1,033,813	$87,626,073	4.72

Managed Loans
Domestic:
Credit card	$863,094	$76,864,338	4.49%	$953,151	$81,091,060	4.70%
Other consumer	191,149	13,057,022	5.86	201,645	11,245,768	7.17
Commercial	27,962	4,254,847	2.63	31,489	3,456,332	3.64
Total domestic	1,082,205	94,176,207	4.60	1,186,285	95,793,160	4.95
Foreign:
Credit card	177,910	21,646,346	3.29	147,404	18,464,224	3.19
Other consumer	25,319	3,179,740	3.19	26,577	3,089,871	3.44
Commercial	4,319	1,151,376	1.50	4,018	1,155,585	1.39
Total foreign	207,548	25,977,462	3.20	177,999	22,709,680	3.14
Total managed loans	$1,289,753	$120,153,669	4.29	$1,364,284	$118,502,840	4.61

Table 19: Net Credit Loss Ratio - Continued
(dollars in thousands) (unaudited)
	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004

	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio	Net Credit Losses	Average Loans Outstanding	Net Credit Loss Ratio
Loan Receivables
Domestic:
Credit card	$347,806	$11,115,436	4.17%	$472,212	$14,041,349	4.48%
Other consumer	270,597	6,816,205	5.29	322,645	5,532,021	7.78
Commercial	49,592	2,950,110	2.24	37,936	2,045,296	2.47
Total domestic	667,995	20,881,751	4.27	832,793	21,618,666	5.14
Foreign:
Credit card	120,434	7,373,246	2.18	114,699	5,296,284	2.89
Other consumer	73,490	3,195,950	3.07	73,958	2,988,303	3.30
Commercial	16,157	1,150,704	1.87	8,062	1,012,230	1.06
Total foreign	210,081	11,719,900	2.39	196,719	9,296,817	2.82
Total loan receivables	$878,076	$32,601,651	3.59	$1,029,512	$30,915,483	4.44

Securitized Loans
Domestic:
Credit card	$2,335,491	$64,946,381	4.79%	$2,558,403	$67,394,318	5.06%
Other consumer	314,937	5,669,471	7.41	338,141	5,670,672	7.95
Commercial	39,664	1,100,338	4.81	39,713	1,007,781	5.25
Total domestic	2,690,092	71,716,190	5.00	2,936,257	74,072,771	5.29
Foreign:
Credit card	385,674	13,973,023	3.68	317,346	12,814,572	3.30
Other consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total foreign	385,674	13,973,023	3.68	317,346	12,814,572	3.30
Total securitized loans	$3,075,766	$85,689,213	4.79	$3,253,603	$86,887,343	4.99

Managed Loans
Domestic:
Credit card	$2,683,297	$76,061,817	4.70%	$3,030,615	$81,435,667	4.96%
Other consumer	585,534	12,485,676	6.25	660,786	11,202,693	7.86
Commercial	89,256	4,050,448	2.94	77,649	3,053,077	3.39
Total domestic	3,358,087	92,597,941	4.84	3,769,050	95,691,437	5.25
Foreign:
Credit card	506,108	21,346,269	3.16	432,045	18,110,856	3.18
Other consumer	73,490	3,195,950	3.07	73,958	2,988,303	3.30
Commercial	16,157	1,150,704	1.87	8,062	1,012,230	1.06
Total foreign	595,755	25,692,923	3.09	514,065	22,111,389	3.10
Total managed loans	$3,953,842	$118,290,864	4.46	$4,283,115	$117,802,826	4.85

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

The Corporation’s reserve for possible credit losses decreased $164.8 million or 14.5% at September 30, 2005, as compared to December 31, 2004. The provision for possible credit losses decreased $11.0 million or 4.0% and $167.8 million or 18.8% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The reserve for possible credit losses and the related provision for possible credit losses decreased as a result of improving asset quality trends, enhanced collection strategies, and an improved economy. These trends include improved delinquency and charge-off ratios. These items were partially offset by an additional provision for higher forecasted credit losses related to increased bankruptcy filings in the period leading up to the effective date of the new bankruptcy law, the projected effect of the revised minimum payment amounts required on certain accounts, as well as the Corporation’s projected impact of Hurricane Katrina on future net credit losses. See “Regulatory and Other Matters - Bankruptcy Reform Law” for a discussion on bankruptcy legislation. See “Loan Receivables - Domestic Credit Card Loan Receivables” for a discussion on the revised minimum payment amounts required on certain accounts.

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

Table 20: Reserve for Possible Credit Losses
(dollars in thousands) (unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Reserve for possible credit losses, beginning of period	$998,362	$1,196,304	$1,136,558	$1,216,316
Reserves acquired:
Domestic	580	1,241	2,967	39,727
Foreign	87	175	6,149	24,067
Total reserves acquired	667	1,416	9,116	63,794
Provision for possible credit losses:
Domestic	214,763	221,700	510,402	673,549
Foreign	47,594	51,687	211,924	216,556
Total provision for possible credit losses	262,357	273,387	722,326	890,105
Foreign currency translation	(1,329)	1,203	(18,122)	1,136
Credit losses:
Domestic:
Credit card	(122,955)	(164,189)	(380,478)	(511,141)
Other consumer	(98,143)	(104,069)	(296,291)	(345,431)
Commercial	(18,105)	(18,719)	(56,176)	(39,354)
Total domestic credit losses	(239,203)	(286,977)	(732,945)	(895,926)
Foreign:
Credit card	(54,854)	(39,180)	(147,617)	(130,601)
Other consumer	(28,930)	(30,293)	(84,674)	(84,105)
Commercial	(5,239)	(4,022)	(19,498)	(8,068)
Total foreign credit losses	(89,023)	(73,495)	(251,789)	(222,774)
Total credit losses	(328,226)	(360,472)	(984,734)	(1,118,700)
Recoveries:
Domestic:
Credit card	12,224	13,460	32,672	38,929
Other consumer	9,314	7,426	25,694	22,786
Commercial	3,494	299	6,584	1,418
Total domestic recoveries	25,032	21,185	64,950	63,133
Foreign:
Credit card	10,408	5,096	27,183	15,902
Other consumer	3,611	3,716	11,184	10,147
Commercial	920	4	3,341	6
Total foreign recoveries	14,939	8,816	41,708	26,055
Total recoveries	39,971	30,001	106,658	89,188
Net credit losses	(288,255)	(330,471)	(878,076)	(1,029,512)
Reserve for possible credit losses, end of period	$971,802	$1,141,839	$971,802	$1,141,839

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

The difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue for domestic loans decreased $28.7 million and $102.9 million for the three and nine months ended September 30, 2005, due to lower delinquency levels, compared to the same periods in 2004, respectively.

The difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue for foreign loans increased $9.4 million and $7.8 million for the three and nine months ended September 30, 2005, due to changes in the estimated value of the collectible amount of interest and fees on the Corporation's foreign loans, compared to the same periods in 2004, respectively.

Table 21 presents the domestic and foreign amounts for the difference between the amount of interest and fees the Corporation was contractually entitled to and the amount recognized as revenue.

Table 21: Difference Between the Amount of Interest and Fees the Corporation was Contractually Entitled to
and the Amount Recognized as Revenue (a)
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Domestic	$196,992	$225,715	$596,235	$699,122
Foreign	40,438	31,039	105,064	97,298
Total	$237,430	$256,754	$701,299	$796,420

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

The Corporation's, MBNA America's, and MBNA Delaware's capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2005, and December 31, 2004, the Corporation's, MBNA America's, and MBNA Delaware's capital exceeded all minimum regulatory requirements to which they are subject, and MBNA America and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios, shown in Table 22, have been computed in accordance with regulatory accounting practices. At September 30, 2005, no conditions or events had occurred that changed the Corporation’s classification as “adequately capitalized” and MBNA America’s or MBNA Delaware’s classification as “well-capitalized.” At September 30, 2005, the Corporation’s Tier 1, Total, and Leverage ratios decreased 40 basis points, 42 basis points, and 33 basis points, respectively, due to the exclusion of the Corporation’s Series A and Series B Preferred Stock from Tier 1 capital, due to its planned redemption.

Table 22: Regulatory Capital Ratios

	September 30, 2005	December 31, 2004	Minimum Requirements	Well-Capitalized Requirements
	(unaudited)
MBNA Corporation
Tier 1	20.67%	21.82%	4.00%	(a	)
Total	23.86	25.39	8.00	(a	)
Leverage	21.50	22.80	4.00	(a	)

MBNA America Bank, N.A.
Tier 1	22.80	21.51	4.00	6.00%
Total	26.29	25.26	8.00	10.00
Leverage	22.35	21.87	4.00	5.00

MBNA America (Delaware), N.A.
Tier 1	16.46	15.79	4.00	6.00
Total	17.66	17.09	8.00	10.00
Leverage	15.30	16.12	4.00	5.00

(a) Not applicable for bank holding companies.

Dividend Limitations

The payment of dividends in the future and the amount of such dividends, if any, will be at the discretion of the Corporation’s Board of Directors. The payment of dividends by the Corporation may be limited by certain factors, including regulatory capital requirements, broad enforcement powers of the federal bank regulatory agencies, and tangible net worth maintenance requirements under the Corporation’s revolving credit facilities. The payment of common stock dividends may also be limited by the terms of the Corporation’s junior subordinated deferrable interest debentures. If the Corporation defers interest for consecutive periods covering 10 semiannual periods or 20 consecutive quarterly periods, depending on the series, on the Corporation’s junior subordinated deferrable interest debentures, the Corporation may not be permitted to declare or pay any cash dividends on the Corporation’s capital stock or interest on the debt securities that have equal or less priority than the junior subordinated deferrable interest debentures. During the nine months ended September 30, 2005, the Corporation declared dividends on its preferred stock of $10.5 million and on its common stock of $530.5 million.

Under the Merger Agreement, the Corporation agreed to limit the payment of quarterly dividends by the Corporation to $.14 or less per share of common stock. See “Note N: Mergers and Acquisitions” for further detail on the proposed merger of the Corporation with and into Bank of America.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The primary source of funds for payment of dividends by the Corporation is dividends received from MBNA America. The amount of dividends that a national bank may declare in any year is subject to certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits. Also, a national bank may not declare dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of MBNA America to declare dividends will depend on its future net income and capital requirements. At September 30, 2005, the amount of undivided profits available for declaration and payment of dividends from MBNA America to the Corporation was $4.5 billion. MBNA America’s payment of dividends to the Corporation may also be limited by a tangible net worth requirement under the Corporation’s senior syndicated revolving credit facility. This facility was not drawn upon at September 30, 2005. Had this facility been drawn upon at September 30, 2005, the amount of retained earnings available for declaration of dividends would have been limited to $4.0 billion. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Payment of dividends by MBNA America to the Corporation, however, can be further limited by federal bank regulatory agencies.

The Corporation repurchased 22.6 million shares of common stock for $500.7 million during the nine months ended September 30, 2005, in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s Merger Agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

The Corporation retains servicing responsibilities for the loans in the trusts and maintained $4.0 billion and $4.6 billion of other retained subordinated interests in the securitized assets at September 30, 2005 and December 31, 2004, respectively. These retained subordinated interests include an interest-only strip receivable, cash reserve accounts, accrued interest and fees on securitized loans, and other subordinated interests and are included in accounts receivable from securitization in the consolidated statements of financial condition. If cash flows allocated to investors in the trusts are insufficient to absorb expenses of the trust, then the retained interests of the Corporation would be used to absorb such deficiencies and may not be realized by the Corporation. The investors and providers of credit enhancement have no other recourse to the Corporation. The Corporation has no obligation to provide further funding support to either the investors or the trusts if the securitized loans are not paid when due. The Corporation does not receive collateral from any party to the securitization transactions and does not have any risk of counterparty nonperformance. The Corporation’s retained interests are subordinate to the investors’ interests. The value of the retained interests is subject to credit, payment, and interest rate risks on the transferred financial assets.

In connection with the MBNA Master Consumer Loan Trust ("MCLT") and American Loan Financing Trust ("ALF"), the investors have entered into interest rate hedge agreements (the “swaps”) with swap counterparties to reduce interest rate risks associated with their investment. ALF is an on-balance sheet financing structured transaction. In order to facilitate these swap arrangements, the Corporation has agreed with the swap counterparties to either pay the fair value liability (including certain unpaid amounts, if any) of the swaps or receive the fair value asset of the swaps, but only in the event the securitization transaction terminates prior to the swaps. At September 30, 2005, the fair value asset of the swaps was $11.0 million for MCLT and ALF. The Corporation considers the possibility of the occurrence of the events giving rise to its obligations under the MCLT and ALF agreements to be remote.

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
(dollars in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net Interest Income:
Net interest income	$729,100	$611,661	$2,049,127	$1,873,711
Securitization adjustments	1,703,562	1,959,109	5,394,861	5,901,429
Managed net interest income	$2,432,662	$2,570,770	$7,443,988	$7,775,140

Provision for Possible Credit Losses:
Provision for possible credit losses	$262,357	$273,387	$722,326	$890,105
Securitization adjustments	1,001,498	1,033,813	3,075,766	3,253,603
Managed provision for possible credit losses	$1,263,855	$1,307,200	$3,798,092	$4,143,708

Other Operating Income:
Other operating income	$2,003,045	$2,159,590	$5,716,773	$6,101,742
Securitization adjustments	(702,064)	(925,296)	(2,319,095)	(2,647,826)
Managed other operating income	$1,300,981	$1,234,294	$3,397,678	$3,453,916

Managed net interest income decreased $138.1 million or 5.4% and $331.2 million or 4.3% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in managed net interest income is primarily attributable to the rate paid on average managed interest-bearing liabilities increasing at a faster rate than the yield earned on average managed interest-earning assets.

The managed provision for possible credit losses decreased $43.3 million or 3.3% and $345.6 million or 8.3% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in the managed provision for possible credit losses was based on improving asset quality trends, enhanced collection strategies, and an improved economy.

Managed other operating income increased $66.7 million or 5.4% for the three months ended September 30, 2005 and decreased $56.2 million or 1.6% for the nine months ended September 30, 2005, from the same periods in 2004. The increase in managed other operating income for the three months ended September 30, 2005 was primarily the result of an increase in interchange income, cash advance fees, and insurance income, partially offset by a net loss from securitization activity and a decrease in overlimit fees. The decrease in managed other operating income for the nine months ended September 30, 2005 was primarily the result of a net loss from securitization activity and a decrease in overlimit fees, partially offset by an increase in interchange income, cash advance fees, and insurance income. See "Total Other Operating Income - Securitization Income" for a discussion of the net loss from securitization activity for the three and nine months ended September 30, 2005.

Average Managed Interest-Earning Assets

Average managed interest-earning assets increased $263.7 million and $440.5 million for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The increase in average managed interest-earning assets was primarily the result of an increase in average managed loans and average investment securities partially offset by a decrease in average money market instruments. The increase in average investment securities and the decrease in average money market instruments for the three and nine months ended September 30, 2005 from the same periods in 2004, was due to the Corporation investing a larger portion of its liquid assets in higher yielding investment securities. The yield earned on average managed interest-earning assets increased 67 basis points and 69 basis points for the three and nine months ended September 30, 2005 from the same periods in 2004, respectively. The increase was primarily the result of an increase of 50 basis points and 62 basis points in the yield earned on average managed loans for the three and nine months ended September 30, 2005 from the same periods in 2004, respectively.

Table 24 reconciles the Corporation’s average loan receivables to average managed loans.

Table 24: Reconciliation of Average Loan Receivables to Average Managed Loans
(dollars in thousands) (unaudited)

For the Three Months Ended September 30,	2005			2004
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables	$34,956,330	11.45%	$1,009,043	$30,876,767	11.05%	$857,604
Securitized loans	85,197,339	12.11	2,601,031	87,626,073	11.55	2,544,309
Managed loans	$120,153,669	11.92	$3,610,074	$118,502,840	11.42	$3,401,913

For the Nine Months Ended September 30,	2005			2004
	Average Balance	Yield	Income	Average Balance	Yield	Income
Loan receivables	$32,601,651	11.47%	$2,795,980	$30,915,483	11.20%	$2,591,714
Securitized loans	85,689,213	12.28	7,872,549	86,887,343	11.52	7,493,466
Managed loans	$118,290,864	12.06	$10,668,529	$117,802,826	11.44	$10,085,180

Average Managed Interest-Bearing Liabilities

Average managed interest-bearing liabilities decreased $2.0 billion or 1.6% and $1.5 billion or 1.2% for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease in average managed interest-bearing liabilities was a result of the decrease in average interest-bearing deposits and average securitized loans, partially offset by an increase in average borrowed funds. The increase in the rate paid on average managed interest-bearing liabilities of 121 basis points and 112 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively, reflects an increase in the rate paid to investors in the Corporation's securitization transactions combined with an increase in the rate paid on the Corporation’s average interest-bearing deposits and average borrowed funds.

Table 25 reconciles average interest-earning assets and average interest-bearing liabilities to average managed interest-earning assets and average managed interest-bearing liabilities.

Table 25: Reconciliation of Average Interest-Earning Assets and Average Interest-Bearing Liabilities to Average Managed Interest-Earning Assets and Average Managed Interest-Bearing Liabilities
(dollars in thousands, yields and rates on a fully taxable equivalent basis) (unaudited)

For the Three Months Ended September 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets:

Net interest-earning assets (a)	$49,402,465	9.53%	$1,187,045	$47,140,961	8.46%	$1,002,435
Securitization adjustments	81,593,773	12.25	2,519,564	83,591,554	11.74	2,467,085
Managed interest-earning assets (a)	$130,996,238	11.23	$3,706,609	$130,732,515	10.56	$3,469,520

Liabilities:

Net interest-bearing liabilities	$43,338,318	4.19	$457,556	$43,044,620	3.61	$390,532
Securitization adjustments	83,726,387	3.87	816,002	86,064,013	2.35	507,976
Managed interest-bearing liabilities	$127,064,705	3.98	$1,273,558	$129,108,633	2.77	$898,508

For the Nine Months Ended September 30,	2005			2004
	Average Balance	Yield/ Rate	Income or Expense	Average Balance	Yield/ Rate	Income or Expense
Assets:

Net interest-earning assets (a)	$48,463,187	9.22%	$3,341,572	$47,070,101	8.52%	$3,003,563
Securitization adjustments	81,905,089	12.44	7,622,592	82,857,715	11.71	7,261,380
Managed interest-earning assets (a)	$130,368,276	11.24	$10,964,164	$129,927,816	10.55	$10,264,943

Liabilities:

Net interest-bearing liabilities	$42,608,330	4.05	$1,291,289	$42,999,323	3.51	$1,129,176
Securitization adjustments	84,180,661	3.54	2,227,731	85,288,832	2.13	1,359,951
Managed interest-bearing liabilities	$126,788,991	3.71	$3,519,020	$128,288,155	2.59	$2,489,127

(a) The fully taxable equivalent adjustment for the three months ended September 30, 2005 and 2004, was $389 and $242, respectively. The fully taxable equivalent adjustment for the nine months ended September 30, 2005 and 2004, was $1,156 and $676, respectively.

The Corporation’s managed net interest margin represents managed net interest income on a fully taxable equivalent basis expressed as a percentage of average managed total interest-earning assets. The managed net interest margin decreased 45 basis points and 35 basis points for the three and nine months ended September 30, 2005, from the same periods in 2004, respectively. The decrease was primarily the result of a decrease in the interest rate spread between average managed interest-earning assets and average managed interest-bearing liabilities.

Table 26 reconciles the net interest margin ratio to the managed net interest margin ratio.

Table 26: Reconciliation of the Net Interest Margin Ratio to the Managed Net Interest Margin Ratio
(dollars in thousands) (unaudited)
	For the Three Months			For the Three Months
	Ended September 30, 2005			Ended September 30, 2004
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a):
Investment securities and money market instruments	$10,762,522			$12,158,532
Other interest-earning assets	3,683,613			4,105,662
Loan receivables	34,956,330			30,876,767
Total	$49,402,465	$729,489	5.86%	$47,140,961	$611,903	5.16%
Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(3,603,566)			(4,034,519)
Securitized loans	85,197,339			87,626,073
Total	$81,593,773	1,703,562	8.28	$83,591,554	1,959,109	9.32
Managed Net Interest Margin (a):
Investment securities and money market instruments	$10,762,522			$12,158,532
Other interest-earning assets	80,047			71,143
Managed loans	120,153,669			118,502,840
Total	$130,996,238	2,433,051	7.37	$130,732,515	2,571,012	7.82

	For the Nine Months			For the Nine Months
	Ended September 30, 2005			Ended September 30, 2004
	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio	Average Earning Assets	Net Interest Income	Net Interest Margin Ratio
Net Interest Margin (a):
Investment securities and money market instruments	$12,001,843			$12,054,265
Other interest-earning assets	3,859,693			4,100,353
Loan receivables	32,601,651			30,915,483
Total	$48,463,187	$2,050,283	5.66%	$47,070,101	$1,874,387	5.32%
Securitization Adjustments:
Investment securities and money market instruments	$-			$-
Other interest-earning assets	(3,784,124)			(4,029,628)
Securitized loans	85,689,213			86,887,343
Total	$81,905,089	5,394,861	8.81	$82,857,715	5,901,429	9.51
Managed Net Interest Margin (a):
Investment securities and money market instruments	$12,001,843			$12,054,265
Other interest-earning assets	75,569			70,725
Managed loans	118,290,864			117,802,826
Total	$130,368,276	7,445,144	7.64	$129,927,816	7,775,816	7.99

(a) Net interest margin ratios are presented on a fully taxable equivalent basis. The fully taxable equivalent adjustment for the three months ended September 30, 2005 and 2004 was $389 and $242, respectively. The fully taxable equivalent adjustment for the nine months ended September 30, 2005 and 2004 was $1,156 and $676, respectively.

Off-Balance Sheet Asset Securitization Transaction Activity

Refer to Table 8 and Table 28 to reconcile the Corporation’s loan receivables and securitized loans to its managed loans.

Table 27 provides the percentage of managed loans securitized by loan product.

Table 27: Percentage of Managed Loans Securitized by Loan Product
(unaudited)

	September 30, 2005	December 31, 2004
Securitized Loans
Domestic:
Credit card	83.6%	82.6%
Other consumer	42.5	49.2
Commercial	35.0	26.9
Total domestic securitized loans	75.7	76.4
Foreign:
Credit card	64.5	68.8
Other consumer	-	-
Commercial	-	-
Total foreign securitized loans	53.8	57.0
Total securitized loans	71.0	72.2

During the three and nine months ended September 30, 2005, there was an increase of $3.5 billion and $7.9 billion, respectively, in the Corporation’s loan receivables that occurred when certain securitizations matured as scheduled and the trusts used principal payments to pay the investors. The Corporation’s loan portfolio is expected to increase an additional $17.8 billion during the next twelve months as a result of future scheduled maturities of existing securitization transactions when the trusts use principal payments to pay the investors. This amount is based upon the estimated maturity of outstanding securitization transactions and does not anticipate future securitization activity. Should the Corporation choose not to or be unable to securitize these assets in the future, additional on-balance sheet funding, capital and loan loss reserves would be required.

Table 28 presents the Corporation’s securitized loans distribution.

Table 28: Securitized Loans Distribution
(dollars in thousands) (unaudited)

	September 30, 2005		December 31, 2004

Securitized Loans
Domestic:
Credit card	$65,652,447	75.4%	$66,225,646	75.4%
Other consumer	5,667,595	6.5	5,664,384	6.5
Commercial	1,531,643	1.8	1,007,324	1.1
Total domestic securitized loans	72,851,685	83.7	72,897,354	83.0
Foreign:
Credit card	14,152,443	16.3	14,961,971	17.0
Other consumer	-	-	-	-
Commercial	-	-	-	-
Total foreign securitized loans	14,152,443	16.3	14,961,971	17.0
Total securitized loans	$87,004,128	100.0%	$87,859,325	100.0%

The Corporation's securitization transactions contain provisions which could require that the excess spread generated by the securitized loans be accumulated in the trusts to provide additional credit enhancement to the investors. These provisions require that excess spread be retained once the yield less trust expenses falls below levels established in the transaction documents. Generally, the yield less trust expenses is measured over a three month period and the initial trigger levels are between 6.50% and 4.50%, depending on the terms of the particular securitization transaction. At September 30, 2005 and December 31, 2004, no excess spread was retained by the trusts under these provisions.

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

Table 29 presents the Corporation’s estimated maturities of investor principal at September 30, 2005.

Table 29: Estimated Maturities of Investor Principal at September 30, 2005
(dollars in thousands) (unaudited)

One year or less (a)	$17,782,635
Over one year through two years	14,936,777
Over two years through three years	16,015,253
Over three years through four years	11,723,140
Over four years through five years	8,227,648
Thereafter	16,916,144
Total amortization of investor principal	85,601,597
Estimated collectible billed interest and fees included in securitized loans	1,402,531
Total securitized loans	$87,004,128

(a) The $5.2 billion MBNA Master Note Trust Emerald Program (“Emerald Notes”) is comprised of short-term commercial paper and is included in the one year or less category based on the possibility that maturing Emerald Notes cannot be re-issued. These events would cause the transactions to begin amortizing, thus creating a liquidity requirement. However, the Corporation expects the Emerald Notes to continue to be reissued during the course of the program through the scheduled final maturity dates.

Table 30 presents summarized yields for each trust for the three months ended September 30, 2005. The yield in excess of minimum yield for each of the trusts is presented on a cash basis and includes various credit card or other fees as specified in the securitization agreements. If the yield in excess of minimum falls below 0% for a contractually specified period, generally a three month average, then the securitizations will begin to amortize earlier than their scheduled contractual amortization date.

Table 30: Securitization Trust Yields in Excess of Minimum Yield Data
(dollars in thousands) (unaudited)

			For the Three Months Ended September 30, 2005
							Yield in Excess of Minimum Yield (a)
									Series Range
	Investor Principal	Number of Series in Trust	Average Annualized Yield		Average Minimum Yield		Weighted Average		High		Low
MBNA Master Credit Card Trust II	$16,937,257	24	19.32%		11.31%		8.01%		8.21%		7.48%
MBNA Credit Card Master Note Trust (b)	45,692,415	83	19.40		11.09		8.31		8.31		8.31
MBNA Master Consumer Loan Trust	5,560,278	3	(c	)	(c	)	(c	)	(c	)	(c	)
MBNA Triple A Master Trust	2,000,000	2	19.36		11.40		7.96		7.99		7.95
Multiple Asset Note Trust	1,521,739	1	19.64		11.01		8.63		8.63		8.63
UK Receivables Trust	1,851,095	3	21.21		13.18		8.03		8.46		6.91
UK Receivables Trust II	9,267,538	15	19.80		12.87		6.93		7.22		6.77
Gloucester Credit Card Trust	2,771,275	9	19.82		10.03		9.79		10.28		9.30

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

Table 31 provides a summary of the estimated amounts and maturities of the contractual obligations of the Corporation at September 30, 2005.

Table 31: Estimated Contractual Obligations (a) (b)
(dollars in thousands) (unaudited)

	At September 30, 2005
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Long-term debt and bank notes (par) (c)	$827,779	$6,886,993	$1,845,116	$4,316,039	$13,875,927
Minimum rental payments under noncancelable operating leases	19,327	19,851	4,714	1,710	45,602
Purchase obligations (d)	283,350	328,837	145,454	39,702	797,343
Restructuring charge, excluding benefit plan obligations (e)	69,737	-	-	-	69,737
Other long-term liabilities reflected in the Corporation's consolidated statements of financial condition (f)	177,474	187,497	190,526	159,400	714,897
Total estimated contractual obligations	$1,377,667	$7,423,178	$2,185,810	$4,516,851	$15,503,506

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

If certain terms on the above estimated contractual requirements are not met, there may be an acceleration of the payment due dates noted above. As of September 30, 2005, the Corporation was not in default of any such covenants. The Corporation estimates that it will have $1.4 billion in contractual obligation requirements due within the next year.

Stock Repurchases

To the extent stock options are exercised or restricted shares are awarded from time to time under the Corporation's Long Term Incentive Plans, the Board of Directors has approved the purchase, on the open market or in privately negotiated transactions, of the number of common shares issued.

During the three and nine months ended September 30, 2005, the Corporation issued 3.1 million and 20.2 million common shares upon the exercise of stock options and issuance of restricted stock, and purchased 5.9 million and 20.2 million common shares for $147.0 million and $502.5 million, respectively. The Corporation received $44.1 million and $262.0 million in proceeds from the exercise of stock options for the three and nine months ended September 30, 2005, respectively.

The Corporation repurchased 22.6 million shares of common stock for $500.7 million during the nine months ended September 30, 2005, in connection with the share repurchase program that was approved by the Corporation’s Board of Directors in January 2005. The share repurchase program authorized the repurchase of up to $2 billion of common stock over two years. Under the Corporation’s Merger Agreement with Bank of America, the Corporation agreed to not repurchase shares of common stock without the prior written consent of Bank of America. As a result, the Corporation suspended any share repurchases in connection with this program after June 30, 2005.

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

Off-Balance Sheet Asset Securitization

At September 30, 2005, the Corporation funded 71.0% of its managed loans through securitization transactions. To maintain an appropriate funding level, the Corporation expects to securitize additional loan principal receivables during future periods. The consumer asset-backed securitization market in the United States exceeded $1.9 trillion at September 30, 2005, with approximately $571 billion of asset-backed securities issued during the first nine months of 2005. An additional $222 billion of consumer asset-backed securities were issued in European markets during the first nine months of 2005. The Corporation is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Corporation's position as a leading issuer, if these markets experience difficulties, the Corporation may be unable to securitize its loan principal receivables or to do so at favorable pricing levels. Factors affecting the Corporation's ability to securitize its loan principal receivables or to do so at favorable pricing levels include the overall credit quality of the Corporation's loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting, and tax environments impacting securitization transactions. The Corporation does not believe adverse outcomes from these events are likely to occur. If the Corporation were unable to continue to securitize its loan principal receivables at current levels, the Corporation would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Corporation's current liquidity sources could potentially subject the Corporation to certain risks. These risks would include an increase in the Corporation's cost of funds, increases in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain in the Corporation's consolidated statements of financial condition, and restrictions on loan growth if the Corporation were unable to find alternative and cost-effective funding sources. In addition, if the Corporation could not continue to remove the loan principal receivables from the Corporation's consolidated statements of financial condition, the Corporation would likely need to raise additional capital to support loan and asset growth and meet regulatory capital requirements.

Credit Facilities

The Corporation, MBNA America, MBNA Europe, and MBNA Canada have various credit facilities. These facilities may be used for general corporate purposes. With the exception of MBNA Europe’s short-term on-balance sheet financing structure, these facilities were not drawn upon at September 30, 2005. It is the intention of the Corporation to eliminate these facilities on, or immediately prior to, the merger with Bank of America.

“Note 29: Commitments and Contingencies” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, provides further detail regarding the Corporation’s credit facilities.

Borrowed Funds

Short-term borrowings used by the Corporation include federal funds purchased and securities sold under repurchase agreements. Federal funds purchased and securities sold under repurchase agreements are overnight borrowings that normally mature within one business day of the transaction date. Other short-term borrowings consist primarily of federal funds purchased that mature in more than one business day, short-term bank notes issued from the global bank note program established by MBNA America, short-term deposit notes issued by MBNA Canada, on-balance-sheet structured financings, and other transactions with maturities greater than one business day but less than one year. Short-term borrowings were $2.2 billion at September 30, 2005 and $2.1 billion at December 31, 2004.

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

Long-term debt and bank notes were $13.9 billion at September 30, 2005 and $11.4 billion at December 31, 2004. See Table 31 for estimated maturities of the contractual obligations related to long-term debt and bank notes at September 30, 2005.

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

Total deposits were $29.3 billion at September 30, 2005 and $31.2 billion at December 31, 2004.

Included in the deposit maturity category of one year or less are money market deposit accounts, noninterest-bearing deposits, interest-bearing transaction accounts, and savings accounts totaling $9.1 billion. Based on past activity, the Corporation expects to retain a majority of its deposit balances as they mature.

Included in the Corporation’s direct deposits at September 30, 2005 and December 31, 2004, were noninterest-bearing deposits of $2.7 billion, representing 9.4% and 8.8% of total deposits, respectively. Included in the domestic direct deposits at September 30, 2005 and December 31, 2004 were noninterest-bearing deposits of $2.4 billion. Included in the foreign direct deposits at September 30, 2005 and December 31, 2004 were noninterest-bearing deposits of $333.6 million and $306.3 million, respectively. The Corporation also had interest-bearing direct deposits at September 30, 2005 of $23.8 billion, as compared to $24.4 billion at December 31, 2004.

Included in the Corporation’s other deposits at September 30, 2005 and December 31, 2004, were brokered deposits of $2.7 billion and $4.1 billion, representing 9.3% and 13.0% of total deposits, respectively.

If brokered deposits are not renewed at maturity, they could be replaced by funds from maturing investment securities and money market instruments or other funding sources. During the nine months ended September 30, 2005, other deposits decreased because the Corporation determined it had adequate liquidity from other sources to meet its funding needs. While the Corporation utilized other alternative funding sources during this period, it expects that brokered deposits will continue to be part of its funding activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At September 30, 2005, MBNA America and MBNA Delaware were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Corporation’s historical access to the brokered deposit market, it believes it could replace maturing brokered deposits with new brokered deposits or with the Corporation’s direct deposits.

Table 32 provides the maturities of the Corporation’s deposits at September 30, 2005.

Table 32: Maturities of Deposits at September 30, 2005
(dollars in thousands) (unaudited)

	Maturities
	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total Deposits
Domestic:
Direct deposits	$17,463,158	$3,732,746	$1,533,380	$1,703,707	$846,183	$9,867	$25,289,041
Other deposits (a)	1,379,591	1,094,793	178,763	29,206	-	-	2,682,353
Total domestic deposits	18,842,749	4,827,539	1,712,143	1,732,913	846,183	9,867	27,971,394
Foreign:
Direct deposits	943,866	81,285	64,478	72,946	83,831	-	1,246,406
Other deposits (a)	43,178	-	-	-	-	-	43,178
Total foreign deposits	987,044	81,285	64,478	72,946	83,831	-	1,289,584
Total deposits	$19,829,793	$4,908,824	$1,776,621	$1,805,859	$930,014	$9,867	$29,260,978

(a) At September 30, 2005, all other deposits were brokered deposits.

Investment Securities and Money Market Instruments

The Corporation held a liquid asset portfolio comprised of $6.6 billion of investment securities and $3.3 billion of money market instruments at September 30, 2005, as compared to $6.4 billion of investment securities and $4.4 billion of money market instruments at December 31, 2004.

The size and distribution of the liquid asset portfolio is determined by management's expectations regarding loan growth as well as market and economic conditions. These securities and money market instruments provide increased liquidity and flexibility to support the Corporation's funding requirements. The Corporation’s liquid asset portfolio decreased at September 30, 2005, as compared to December 31, 2004, as the Corporation began to reduce its liquid assets due to the favorable market conditions experienced in both the regular corporate bond and structured asset-backed securitization market.

This portfolio is held primarily for liquidity purposes, and as a result, no trading positions are assumed, and the majority of investment securities are classified as available-for-sale. The Corporation's investment securities available-for-sale portfolio, which consists primarily of U.S. Treasury and other U.S. government agencies obligations and asset-backed and other securities, was $6.3 billion at September 30, 2005 and $6.1 billion at December 31, 2004.

Management's current guidelines for the liquid asset portfolio include a weighted average maturity not to exceed two years, an investment securities portion weighted average life not to exceed three years, and a maturity of fixed rate U.S. Treasury and other U.S. government agencies obligations not to exceed five years. Of the investment securities held at September 30, 2005, $2.0 billion are anticipated to mature within 12 months and the weighted average maturities were all within management’s current guidelines.

The investment securities consist primarily of AAA-rated securities, most of which could be used as collateral under repurchase agreements. Domestic asset-backed and other securities consist primarily of credit card, student loan, dealer floor plan and home equity issuers with over 95% rated AAA.

Table 33 presents the summary of investment securities.

Table 33: Summary of Investment Securities at September 30, 2005
(dollars in thousands) (unaudited)

	Estimated Maturities
	Within 1 Year	1-5 Years	6-10 Years	Over 10 Years	Total	Amortized Cost	Market Value
Available-for-Sale
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$967,968	$2,516,996	$-	$-	$3,484,964	$3,535,587	$3,484,964
State and political subdivisions of the United States	96,760	-	-	-	96,760	96,760	96,760
Asset-backed and other securities	562,082	1,616,645	152,935	17	2,331,679	2,345,587	2,331,679
Total domestic investment securities available-for-sale	1,626,810	4,133,641	152,935	17	5,913,403	5,977,934	5,913,403
Foreign	341,288	63,947	-	-	405,235	405,146	405,235
Total investment securities available-for-sale	$1,968,098	$4,197,588	$152,935	$17	$6,318,638	$6,383,080	$6,318,638
Held-to-Maturity
Domestic:
U.S. Treasury and other U.S. Government agencies obligations	$-	$-	$-	$263,235	$263,235	$263,235	$258,888
State and political subdivisions of the United States	-	-	649	5,288	5,937	5,937	6,067
Asset-backed and other securities	-	-	-	20,177	20,177	20,177	19,143
Total domestic investment securities held-to-maturity	-	-	649	288,700	289,349	289,349	284,098
Foreign	-	1,000	-	-	1,000	1,000	1,000
Total investment securities held-to-maturity	$-	$1,000	$649	$288,700	$290,349	$290,349	$285,098

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

An analytical technique that the Corporation uses to measure interest rate risk is simulation analysis. Assumptions in the Corporation's simulation analysis include cash flows and maturities of interest rate sensitive instruments, changes in market conditions, loan volumes and pricing, the impact of anticipated changes in the pricing of the Corporation’s variable-rate loans, consumer preferences, and management's capital plans. At September 30, 2005, variable-rate loans made up approximately 42% of total managed loans. These variable-rate loans are generally indexed to the U.S. Prime Rate, with the rate subject to change monthly. The analysis also assumes that there is no impact on an annual basis in the value of the interest-only strip receivable. Also included in the analysis are various actions which the Corporation would likely undertake to minimize the impact of adverse movements in interest rates. Based on the simulation analysis at September 30, 2005, the Corporation could experience a decrease in projected net income during the next 12 months of approximately $37 million, if interest rates at the time the simulation analysis was performed increased 100 basis points over the next 12 months evenly distributed on the first day of each of the next four quarters. For each incremental 100 basis points introduced into the simulation analysis, the Corporation could experience an additional decrease of approximately $37 million in projected net income during the next 12 months.

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

Foreign Currency Exchange Rate Sensitivity

Foreign currency exchange rate risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates and occurs as a result of cross-currency investment and funding activities. The Corporation's foreign currency exchange rate risk is limited to the Corporation's net investment in its foreign subsidiaries which is unhedged. The Corporation uses forward exchange contracts and foreign exchange swap agreements to mitigate its exposure to foreign currency exchange rate risk. Management reviews the foreign currency exchange rate risk of the Corporation on a routine basis. During this review, management considers the net impact to stockholders' equity under various foreign exchange rate scenarios. At September 30, 2005, the Corporation could experience a decrease in stockholders' equity, net of tax, of approximately $236 million, as a result of a 10% depreciation of the Corporation's unhedged capital exposure in foreign subsidiaries to the U.S. dollar position.

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

In 2005, certain retail merchants filed a purported class action lawsuit in the United States District Court for the District of Connecticut, alleging that MasterCard and Visa and their member banks, including MBNA America Bank, N.A., conspired to charge retailers excessive interchange and other fees in violation of federal antitrust laws. In addition, as discussed below in “Interchange in the U.K.” and “OFT Investigation of Default Charges in the U.K.” interchange and other charges are being challenged in the U.K. and Europe.

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

The OFT has conducted a lengthy investigation of MasterCard interchange rates in the U.K. In September 2005 the OFT issued its final decision, finding that the setting of the default interchange fees in the U.K. represents a restriction of competition leading to an unjustifiably high interchange rate. If the OFT's conclusions are implemented, MasterCard interchange rates in the U.K. would be significantly reduced. MasterCard Members Forum, of which MBNA Europe is a member, is expected to appeal the OFT’s decision. The appeal process could postpone the final resolution of the OFT's decision, and its effects, to 2006 or early 2007.

In October 2004, the OFT extended its interchange investigation to Visa domestic interchange rates in the U.K. In October 2005, the OFT issued a statement of objections against VISA and its members.

The Corporation cannot predict the amount and timing of any reductions in interchange rates in the U.K. as a result of the OFT investigations described above. However, as indicated above, reductions to interchange rates in the U.K. could be substantial.

OFT Investigation of Default Charges in the U.K.

Since 2003, the OFT has been conducting an industry wide investigation into alleged unfair contract terms in Customer agreements and questioning how the Corporation establishes default charges, such as late, overlimit, and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 (the “Regulations”) render unenforceable consumer credit agreement terms relating to default charges to the extent they are disproportionately high in relation to the actual cost to the creditor of the default. The OFT notified the Corporation in July 2005 that it has concluded on a preliminary basis that the Corporation’s default charges are excessive and need to be significantly reduced in order to be fair under the Regulations. The Corporation must either make a firm commitment to change its default charges practices or otherwise address the concerns raised by the OFT. The Corporation is in the process of finalizing a response to the OFT. The OFT must seek a court injunction to enforce its findings. The Corporation cannot state what the eventual outcome of the OFT’s investigation will be. In the event the OFT's view prevails, the Corporation's default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Corporation may also be subject to claims from Customers seeking reimbursement of default charges.

Payment Protection Insurance

The OFT has received a super-complaint from Citizen’s Advice, a designated consumer body in the U.K., asserting that payment protection insurance is being inappropriately marketed, priced and administered. MBNA Europe offers payment protection insurance to its Customers in the U.K. The OFT has said that it will investigate the complaint and announce before the end of 2005 what action, if any, it proposes to take.

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

Both prior and subsequent to publication of the Proposed Regulatory Guidance, U.S. regulatory agencies have issued guidance on a number of topics regarding implementation of the new accord for U.S. financial institutions. The Agencies were expected to issue a Notice of Proposed Rulemaking ("NPR") sometime in the summer of 2005 with final rules to be issued in the first half of 2006. On September 30, 2005, the Agencies announced that the NPR would not be issued until the first quarter of 2006, and that it would introduce prudential safeguards to address concerns identified in the analysis of the Quantitative Impact Study conducted at the end of 2004. They also announced a one-year delay in the parallel run period, to January 2008, and a three-year phase in period from 2009 through 2011 for implementation.

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

Bankruptcy Reform Law

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act was enacted (the “Act”). The Act, which restricts the ability of individuals to clear their debts through bankruptcy, went into effect on October 17, 2005. Under the Act, more obligors filing for bankruptcy will be required to file under a Chapter 13 bankruptcy, in which individuals are placed on a repayment plan of up to five years, instead of having their debts cleared without a repayment plan in a Chapter 7 bankruptcy proceeding. Debts not addressed by the repayment plan do not have to be paid. The new law also contains provisions such as income qualification tests, more stringent restrictions on current bankruptcy exemptions, and mandatory credit counseling.

In the period leading up to the October 17, 2005 effective date of the Act, there was a significant increase in the number of bankruptcy filings as obligors accelerated filings of Chapter 7 bankruptcy proceedings to avoid the adverse provisions of the Act. This accelerated rate of filings will significantly increase the Corporation’s net credit losses for the month of December because bankrupt accounts are charged off by the end of the second calendar month following receipt of notification of the filing from the applicable court. See "Net Credit Losses" for a discussion of the charge-off of bankrupt accounts. However, the number of bankruptcy filings and resulting credit losses could be significantly offset in the periods following the effective date of the Act as a result of the earlier acceleration in filings and restrictions in the Act. The Corporation’s future net credit losses are by their nature uncertain and changes in economic conditions, regulatory policies, seasonality, and other factors may also impact losses.

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

Interest Rate Increases

An increase in interest rates could increase the Corporation’s cost of funds and reduce its net interest margin. The Corporation’s ability to manage the risk of interest rate increases in the U.S. and other markets is dependent on its overall product and funding mix and its ability to successfully reprice outstanding loans. See “Liquidity and Rate Sensitivity-Interest Rate Sensitivity” for a discussion of the Corporation’s efforts to manage interest rate risk.

Availability of Funding and Securitization

Changes in the amount, type, and cost of funding available to the Corporation could affect the Corporation’s performance. A major funding alternative for the Corporation is the securitization of credit card and other consumer loans. Difficulties or delays in securitizing loans or changes in the current legal, regulatory, accounting, and tax environments governing securitizations could adversely affect the Corporation. See “Liquidity and Rate Sensitivity-Liquidity Management” for a discussion of the Corporation’s liquidity.

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

Growth

The growth of the Corporation’s existing business and the development of new products and services will be dependent upon the ability of the Corporation to continue to develop the necessary operations, systems, and technology, hire and retain qualified people, obtain funding for significant capital investments, and selectively pursue loan portfolio and other acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption “Liquidity and Rate Sensitivity-Interest Rate Sensitivity” and “Liquidity and Rate Sensitivity-Foreign Currency Exchange Rate Sensitivity” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Lawsuits

In May and June 2005, shareholder lawsuits were filed in federal courts against the Corporation and certain of its officers. These lawsuits are purported class actions seeking unspecified damages, interest and costs, including reasonable attorneys’ fees, stemming from alleged violations of the Securities Exchange Act of 1934, as amended. On April 21, 2005, the Corporation announced in its first quarter earnings release that management believed the Corporation’s 2005 earnings would be “significantly below” its previously-stated growth objective. The Corporation’s stock price dropped following publication of that earnings release. The lawsuits allege that the Corporation and certain of its officers violated federal securities laws through material misstatements and omissions regarding the Corporation’s business, which the plaintiffs allege had the effect of inflating the Corporation’s stock price. In October 2005, the shareholder lawsuits were consolidated in the United States District Court for the District of Delaware.

In May, June, and July 2005, shareholder derivative lawsuits were filed in federal and state courts on behalf of the Corporation alleging that certain officers and directors of the Corporation breached their fiduciary duties to the Corporation and violated federal securities laws. These derivative lawsuits arise out of the facts described above. One of these derivative lawsuits also alleges that the directors of the Corporation violated their fiduciary duties in approving the merger of the Corporation and Bank of America Corporation and seeks to enjoin the merger. In September and October 2005, the derivative lawsuits were consolidated in the United States District Court for the District of Delaware. The Corporation’s Board of Directors appointed a special committee of independent directors to review and respond to the derivative complaints.

In June 2005, a purported class action lawsuit, Sally Cannon v. MBNA Corp., was filed in the United States District Court for the District of Delaware against the Corporation, the Pension and 401(k) Plan Committee of the Corporation and certain directors and officers of the Corporation. The lawsuit alleges that the defendants violated certain provisions of the Employee Retirement Income Security Act of 1974 as a result of breaches of fiduciary duties owed to the 401(k) plan participants and beneficiaries. Specifically, the alleged breaches of fiduciary duties related to, but are not limited to, (i) offering the Corporation common stock as an investment option, (ii) purchasing the Corporation stock for the 401(k) plan, (iii) holding the Corporation stock in the 401(k) plan, (iv) failing to monitor the 401(k) plan’s investment in the Corporation stock and (v) failing to communicate information concerning the Corporation’s financial performance to 401(k) plan participants and beneficiaries.

The Corporation denies the claims made in the class action, shareholder derivative and ERISA lawsuits and intends to defend these matters vigorously.

Foreign Currency Conversion Fees Litigation

The Corporation and MBNA America are among the many card issuers who are defendants in In Re Currency Conversion Fee Antitrust Litigation, a class action lawsuit, filed in the U.S. District Court for the Southern District of New York, that relates to foreign currency conversion fees charged to customers. MasterCard and Visa applied a currency conversion rate, equal to a wholesale rate plus 1%, to credit card transactions in foreign currencies for conversion of the foreign currency into U.S. dollars. They required the Corporation’s banking subsidiaries and other member banks to disclose the 1% add-on to the wholesale rate if the bank chose to pass it along to the credit cardholder. The Corporation’s banking subsidiaries disclosed this information in their cardholder agreements. In January 2002, the Corporation and MBNA America were added as defendants in the matter. The plaintiffs claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and failed to properly disclose the fees in solicitations and applications, in initial disclosure statements and on cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs also claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa and an additional fee assessed by some issuers. Unlike most other issuers, in the United States the Corporation’s banking subsidiaries did not charge the additional fee on consumer credit cards in addition to the fee charged by MasterCard and Visa, but did charge such an additional fee on business credit cards. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court granted a motion to dismiss certain Truth-in-Lending Act claims against the Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. In October 2004, a class was certified by the Court. The Corporation and MBNA America intend to defend this matter vigorously and believe that the claim is without merit.

Arbitration Litigation

In August 2005, a purported class action lawsuit, Robert Ross v. MBNA America Bank, N.A. et al., was filed in the United States District Court for the Southern District of New York, alleging that several of the nation’s largest credit card issuers illegally conspired to compel their customers to submit disputes to an arbitrator rather than a court. The Corporation and its banking subsidiaries are among the defendants named in the lawsuit. The plaintiffs seek injunctive relief, attorney fees and costs. The Corporation denies the claims made in the lawsuit and intends to defend the matter vigorously.

Interchange Litigation

In June, August and September 2005, certain retail merchants filed numerous purported class action lawsuits in federal courts, alleging that MasterCard and Visa and their member banks, including MBNA America, conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, certain of the lawsuits were consolidated in In Re: Payment Card Fee and Merchant Discount Antitrust Litigation, in the U.S. District Court for the Eastern District of New York. The plaintiffs seek injunctive relief, attorney fees and costs. The Corporation has not yet responded to the complaints in any of these actions, but intends to defend against the lawsuits vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Summary of Stock Repurchases
(amounts and dollars in thousands, except for average price paid per share) (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2005 - July 31, 2005
From employees (b)	35	$25.87
Open market (c)	-	-	-	$1,500,000

August 1, 2005 - August 31, 2005
From employees (b)	398	25.04
Open market (c)	-	-	-	1,500,000

September 1, 2005 - September 30, 2005
From employees (b)	212	25.04
Open market (c)	5,244	24.97	-	1,500,000

Total	5,889	24.98	-

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MBNA Corporation (the “Corporation”) held a special stockholders’ meeting on November 3, 2005.

At the meeting, the stockholders approved the proposed merger of the Corporation with and into Bank of America. There were 944,307,240 affirmative votes, 3,389,981 negative votes, and 6,297,605 abstentions.

The Corporation had 1,259,681,391 shares entitled to vote.

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

MBNA Corporation

Date: November 9, 2005	/s/	Kenneth A. Vecchione
Kenneth A. Vecchione
Chief Financial Officer